Form 10-Q
period 2011-12-31
Propanc Health Group Corp
filed 2012-02-21
CIK 1517681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-53446

PROPANC HEALTH GROUP CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	33-0662986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

576 Swan Street Richmond, VIC, 3121 Australia (Address of principal executive offices)

61 03 92084182
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No  ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 72,003,276 shares of common stock as of February 10, 2012.

PROPANC HEALTH GROUP CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
December 31, 2011

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited interim financial statements of Propanc Health Group Corporation (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Page
Consolidated Balance Sheets at December 31, 2011 (unaudited) and June 30, 2011	4

Consolidated Statements of Operations and Comprehensive loss for the three and six months ended December 31, 2011 and 2010 and for the period from October 15, 2007 (Inception) to December 31, 2011 (unaudited)	5

Consolidated Statements of Cash Flows for the six months ended December 31, 2011 and 2010 and for the period from October 15, 2007 (Inception) to December 31, 2011 (unaudited)	6

Unaudited Notes to unaudited consolidated Financial Statements	7

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY (A Development Stage Company) CONSOLIDATED BALANCE SHEETS

	December 31, 2011 (unaudited)	June 30, 2011
ASSETS
Current Assets
Cash	$39,728	$132
GST receivable	3,790	1,857
Prepaid expenses and other current assets	4,797,439	10,777,951
Total current assets	4,840,957	10,779,940
Property and Equipment, net	5,431	6,655
Patent Costs	26,468	27,563

TOTAL ASSETS	$4,872,856	$10,814,158

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$38,952	$27,717
Accrued Expenses and other payables	69,360	13,461
Advances from Investor - related party	-	84,760
Convertible debentures	69,012	-
Due to directors – related parties	63,762	66,400
Loans from director – related party	75,288	78,403
Employee benefit liability	37,898	36,108
Total current liabilities	354,272	306,849

TOTAL LIABILITIES	354,272	306,849

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; zero shares issued and outstanding as of December 31, 2011 and June 30, 2011, respectively.	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized: 72,003,276 and 71,915,890 shares issued and outstanding as of December 31, 2011 and June 30, 2011, respectively	72,003	71,915
Additional paid in capital	14,529,709	14,401,919
Accumulated other comprehensive income (loss)	(454,755)	(120,185)
Deficit accumulated during development stage	(9,628,373)	(3,846,340)
Total Stockholders' Equity	4,518,584	10,507,309
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,872,856	$10,814,158

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For The Three months ended December 31,		For The Six months ended December 31,		For the period October 15, 2007 (Inception) to December 31,
	2011	2010	2011	2010	2011
REVENUE
Royalty Revenue - related party	$-	$-	$-	$-	$30,974

OPERATING EXPENSES
Administration expenses	2,875,967	399,678	5,940,245	763,073	9,054,683
Occupancy expenses	3,210	2,962	6,466	5,669	50,168
Research and development	-	89,721	5,278	351,972	643,322
TOTAL OPERATING EXPENSES	2,879,177	492,361	5,951,989	1,120,714	9,748,173

LOSS FROM OPERATIONS	(2,879,177)	(492,361)	(5,951,989)	(1,120,714)	(9,717,199)

OTHER INCOME (EXPENSE)
Interest expense	(614)	-	(797)	-	(171,993)
Interest income	36	276	40	369	8,904
Foreign currency transaction gain (loss)	(2,863)	(38)	(3,181)	(1,498)	(6,560)
TOTAL OTHER INCOME (EXPENSE)	(3,441)	238	(3,938)	(1,129)	(169,649)

LOSS BEFORE INCOME TAXES	(2,882,618)	(492,123)	(5,955,927)	(1,121,843)	(9,886,848)

INCOME TAX BENEFIT	170,491	80,809	173,894	80,809	258,475
NET LOSS	(2,712,127)	(411,314)	(5,782,033)	(1,041,034)	(9,628,373)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency translation gain (loss)	252,456	23,262	(334,570)	28,659	(454,755)

COMPREHENSIVE LOSS	$(2,459,671)	$(388,052)	$(6,116,603)	$(1,012,375)	$(10,083,128)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.03)	$(0.01)	$(0.09)	$(0.02)	$(0.22)

BASIC AND UNDILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	71,990,536	63,802,229	71,970,977	61,027,789	46,154,263

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six months Ended December 31,		For the period from October 15, 2007 (Inception) to December 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(5,782,033)	$(1,041,034)	$(9,628,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuances of common stock for services	-	341,349	290,733
Amortization of prepaid shares issued for services	5,640,097	-	6,285,204
Officer shares contributed to third party consultant	-	-	299,737
Depreciation expense	973	744	9,330
Changes in operating assets and liabilities:
Accounts receivable	-	-	(664)
GST receivable	(2,035)	5,349	(1,673)
Other assets	(7,632)	(459,354)	(7,097)
Accounts payable	49,951	(37,442)	69,751
Employee benefit liability	3,272	8,175	33,358
Accrued expenses	56,453	(39,425)	72,412
Accrued interest	797	-	184,614
Net cash used in operating activities	(40,157)	(1,221,638)	(2,392,668)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	-	(22,882)	(25,726)
Purchase of equipment	-	(3,349)	(14,786)
Net cash used in investing activities	-	(26,231)	(40,512)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	10,321	1,283,130	1,461,971
Contributed capital	-	-	495,665
Subscriptions receivable – related party	-	-	22
Related party expenses paid on behalf of company	-	-	57,262
Loan repayments of principal stockholder	-	(14,172)	(14,834)
Investor advances	-	-	79,112
Proceeds from convertible promissory notes	70,009	-	70,009
Loan proceeds from principal stockholder	-	-	369,174
Net cash provided by financing activities	80,330	1,268,958	2,518,381

Effect of exchange rate changes on cash	(577)	23,057	(45,473)

NET INCREASE IN CASH	39,596	44,146	39,728

CASH AT BEGINNING OF PERIOD	132	528	-

CASH AT END OF PERIOD	$39,728	$44,674	$39,728

Supplemental Disclosure of cash flow information
Cash Paid during the period:
Interest	$-	$-	$-
Income Tax	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:	$-	$-	$-
Conversion of notes payable to common stock	$-	$-	$341,208
Conversion of accrued interest to common stock	$-	$-	$193,648
Gain on related party debt conversion	$-	$-	$9,252
Prepaid common stock issued for services	$-	$-	$10,823,048
Advance from Investor – related party, reclassified to common stock	$80,000	$-	$80,000
Conversion of accrued expenses to common stock	$36,272	$-	$36,272

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2011

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

Propanc Health Group Corporation, formerly Propanc PTY LTD, (referred to herein as the "Company," "we," "us" or "our") is a development stage enterprise.  Propanc PTY LTD was incorporated in Melbourne, Victoria Australia on October 15, 2007, and is based in  Richmond, Victoria Australia. Since inception, substantially all of the efforts of the Company have been the development of new cancer treatments targeting high risk patients who need a follow-up, non-toxic, long-term therapy which prevents the cancer from returning and spreading. The Company is in the development stage and has begun raising capital, financial planning, establishing sources of supply, and acquiring property and equipment. The Company anticipates establishing global markets for its technologies.

On November 23, 2010, Propanc Health Group Corporation was incorporated in the state of Delaware. In January 2011, Propanc Health Group Corporation acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary.  The results of operations through June 30, 2010 are that of the subsidiary, Propanc PTY LTD.  All share and per share data in the accompanying unaudited consolidated financial statements has been retroactively adjusted for this recapitalization giving effect to a common share par value of $0.001.

Basis of Presentation

The Company is presented as in the development stage from October 15, 2007 (Inception) through December 31, 2011.

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and six months ended December 31, 2011 and our financial position as of December 31, 2011  have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual audited consolidated financial statements have been condensed or omitted from these interim unaudited consolidated financial statements.  Accordingly, these interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2011.  The June 30, 2011 balance sheet is derived from those statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the estimates of depreciable lives and valuation of property and equipment and intangible assets, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the valuation allowance on deferred tax assets and foreign currency translation due to certain average exchange rates applied in lieu of spot rates on translation dates.

Principals of Consolidation

The unaudited consolidated financial statements include the accounts of Propanc Health Group Corporation and its wholly-owned subsidiary, Propanc PTY LTD. All significant inter-company balances and transactions have been eliminated in consolidation.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2011

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Australian dollar (AUD). For financial reporting purposes, the Australian dollar has been translated into United States dollars ($) and/or USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive loss as other income (expense). There has been no significant fluctuations in the exchange rate for the conversion of Australian dollars to USD after the balance sheet date.

Comprehensive loss from inception, through December 31, 2011, included foreign currency translation gains (losses).

Fair Value of Financial Instruments and Fair Value Measurements

We measure our financial assets and liabilities in accordance with United States generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, accounts and other receivables, accounts payable and accrued and other liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for loans payable also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

We adopted accounting guidance for fair value measurements of financial assets and liabilities. The adoption did not have a material impact on our consolidated results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less held at call with financial institutions, and bank overdrafts. Bank overdrafts are shown within borrowings in current liabilities on the balance sheets.  There were no overdrafts or cash equivalents as of December 31, 2011.

Australian Goods and Services Tax (GST)

Revenues, expenses and balance sheet items are recognized net of the amount of GST except payable and receivable balances which are shown inclusive of GST. The GST incurred is payable on revenues to, and recoverable on purchases from, the Australian Taxation Office.

Cash flows are presented in the statements of cash flow on a gross basis, except for the GST component of investing and financing activities, which are disclosed as operating cash flows.

As of December 31, 2011 the Company was owed $3,790 from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2011

Research and Development Tax Credits

The Company may apply for research and development tax concessions with the Australian Taxation Office on an annual basis.  Although the amount is possible to estimate at year end, the Australian Taxation Office may reject or materially alter the claim amount. Accordingly, the Company does not recognize the benefit of the claim amount until cash receipt since collectability is not certain until such time.  The  tax concession is a refundable credit.  If the Company has net income then the Company can receive the credit which reduces its income tax liability.  If the Company has net losses then the Company may still receive a cash payment for the credit, however, the Company's net operating loss carryforwards are reduced by the gross equivalent loss that would produce the credit amount when the income tax rate is applied to that gross amount.  The concession is recognized as an income tax benefit, in operations, upon receipt.

During the period ended December 31, 2011, the Company applied for and received from the Australian Taxation Office a research and development Tax credit in the amount of $170,491 which is reflected as an income tax benefit in the accompanying consolidated statement of operations and comprehensive loss.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.  As a result, the basic and diluted per share amounts for all periods presented are identical.  As of December 31, 2011 and 2010, there were 46,008 and 0, respectively, potentially dilutive securities related to a convertible notes payable which were excluded from the computation.

Recently Issued Accounting Pronouncements

Any ASUs which are not effective until after December 31, 2011 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  For the six months ended December 31, 2011, the Company was in the development stage, had no revenues and had a net loss of $5,782,033, and net cash used in operations of $40,157.  Additionally, as of December 31, 2011, the Company had a deficit accumulated during development stage of $9,628,373. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company is in the development stage at December 31, 2011 and has been since its October 15, 2007 inception. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, acceptance of the Company's International patent application and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

As discussed in Note 6, the Company has raised $69,012 from the sale of debentures from July 1, 2011, through the date of this filing and is in the process of preparing an offering of its securities.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2011

NOTE 3 – PREPAIDS AND OTHER CURRENT ASSETS

Other assets consists of the following:

	December 31, 2011	June 30, 2011

Prepaid common stock issued for services	$4,796,735	$10,775,858
Prepaid insurance	704	2,093

Total Other Current Assets	$4,797,439	$10,777,951

In June 2011, the Company issued 7,215,365 shares of common stock to a third party consultant for services.  The shares were valued at $1.50 per share (based on a contemporaneous cash sales price and anticipated offering price).  The $10,823,048 was recorded as a prepaid expense and is being amortized over the one-year term of the agreement.  The Company recognized $645,107 of amortization related to this agreement through June 30, 2011.  The Company recognized an additional $5,640,097 of amortization related to this agreement during the six months ended December 31, 2011.  The total prepaid balance related to common stock issued for services, as of December 31, 2011, is $4,796,735 (after giving effect to the foreign currency translation).

NOTE 4 – DUE TO DIRECTORS - RELATED PARTY

Due to directors - related party represents unsecured advances made by the directors for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company are due upon demand.  The Company is currently not being charged interest under these advances. The total amount owed these directors at December 31, 2011 and June 30, 2011 is $63,762 and $66,400, respectively.

NOTE 5 – LOAN FROM DIRECTOR - RELATED PARTY

During 2010, the Company received $89,000 of proceeds from a director.  These advances are non-interest bearing.  The Company repaid a portion of these advances in fiscal 2011 and the total amount owed the director at December 31, 2011 and June 30, 2011 is $75,288 and $78,403, respectively.

NOTE 6 – CONVERTIBLE DEBENTURES

In August and December 2011, the Company issued two convertible debentures in exchange for $42,000 and $30,000 of cash, respectively.  The notes are convertible at $1.50 per share, due six months from the issuance date and carries an interest rate of 5% per annum. The Company evaluated ASC 815 and determined that the conversion features do not cause bifurcation and treatment of the embedded conversion option as a derivative liability.  Furthermore, there was no beneficial conversion feature values associated with either note at the note date as the value of the debt converted was to be equal to the fair market value of the stock as evidenced by cash sales of common stock. The note balances (after giving effect to the foreign currency translation) as of December 31, 2011 is $69,012.

NOTE 7 – STOCKHOLDERS’ EQUITY

In July 2011, the Company received $10,790 in advances from investor - related party. In August 2011, the Company obtained proper documentation from that investor and the $84,760 advance from investor previously recorded in current liabilities as of June 30, 2011 and the additional $10,790 advance, totaling $95,550, was exchanged for 63,234 shares of common stock at $1.50 per share.

In November 2011, the Company and a third party consultant agreed to settle certain liabilities which had been paid for by the consultant on behalf of the Company and included in accrued expenses.  The total amount due the consultant on the agreement date was $72,545 of which one-half was to be repaid in cash and the other half was to be paid through the issuance of common stock.   The cash payment owed is in accrued expenses as of December 31, 2011 and 24,182 shares were issued at $1.50 per share for a total value of $36,272, during the three months ended December 31, 2011.  The share value equaled contemporaneous cash sales prices and therefore, no gain of loss on the conversion was recorded.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2011

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of December 31, 2011 and 2010, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Operating Agreements

In November 2009, the Company entered into a commercialization agreement whereby the Company agreed to pay royalties of 2% of net revenues.  Additionally, the Company agreed to pay 5% of each and every license agreement subscribed for.  The contact is cancellable at any time by either party.  To date, no amounts are owed under the agreement.

In May 2011, the Company entered into an agreement with a consultant whereby the consultant would provide acquisition services and be paid success fees in cash and equity based upon a stipulated percentage of the transaction price. No such acquisitions have occurred as of the date of this filing.

Operating Leases

In September 2009, the Company entered into month to month lease agreement with monthly rent at $1,069 per month.

NOTE 9 – RELATED PARTY TRANSACTIONS

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of December 31, 2011, the Company owed a director a total of $75,288, for money loaned to the Company throughout the years. The loan balance owed at December 31, 2011 was not accruing interest (See Note 5).

As of December 31, 2011, the Company owed two directors a total of $63,762, respectively, related to expenses incurred on behalf of the Company related to corporate startup costs and intellectual property (See Note 4).

In August 2011, the Company issued 63,234 shares of common stock to a related party (See Note 7).

NOTE 10 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits in Australia.  Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through December 31, 2011.

Receivable Concentration

As of December 31, 2011, the Company's receivables were 100% related to reimbursements on GST taxes paid.

Vendor Concentration

As of December 31, 2011, there were two significant vendors that the Company relies upon to conduct its research and development. Both vendors provide services to the Company which can be replaced by alternative vendors should the need arise.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2011

Product and Patent Concentration

As of December 31, 2011 the Company was undertaking preclinical activities for their lead product.  The Company was also undertaking research to uncover the mechanism of action of their lead product in order to screen new compounds for development.

The Company has recently been expanded by the filing of an international PCT patent application (No. PCT/AU2010/001403) directed to enhanced proenzyme formulations and combination therapies.  The international PCT application has been based on previous provisional patent applications capturing the Company’s ongoing research and development in this area.

Further provisional patent filings are also expected to be filed to capture and protect additional patentable subject matter that is identified, namely further enhanced formulations, combination treatments, use of recombinant products, modes of action and molecular targets.

Foreign Operations

As of December 31, 2011, the Company's operations are based in Australia.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q (this "Report").  Certain statements in this Report concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues, developments in industry regulations and the application of such regulations, expected outcomes of pending or potential litigation and regulatory actions, and our strategies, plans and objectives, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the federal securities laws.  In some cases, you can identify forward-looking statements by terminology such as "may," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential" or "continue" or the negative of these terms or other comparable terminology. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission ("SEC"), including our Final Prospectus on Form 424b filed on December 16, 2011, particularly in the sections entitled "Risk Factors" and "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

Company Overview

We are a research and development company whose primary activity is to develop new treatments for chronic diseases, in particular cancer. Since inception, substantially all of the efforts of the Company have been the development of new cancer treatments targeting high risk patients who need a follow-up, non-toxic, long-term therapy which prevents the cancer from returning and spreading. The Company is a development stage enterprise and has begun raising capital, financial planning, establishing sources of supply, and acquiring property and equipment. We have generated no revenue, have no cancer treatment products available to market and have no products which have reached the clinical trial stage.  We require substantial additional financing to develop our products.

Propanc PTY LTD was incorporated in Melbourne, Victoria Australia on October 15, 2007.  On November 23, 2010, Propanc Health Group Corporation was incorporated in the state of Delaware. In January 2011, Propanc Health Group Corporation acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary.

Critical Accounting Estimates

Below the Company will provide a discussion of its more subjective accounting estimation processes for purposes of (i) explaining the methodology used in calculating the estimates, (ii) the inherent uncertainties pertaining to such estimates, and (iii) the possible effects of a significant variance in actual experience, from that of the estimate, on the Company’s financial condition.  Estimates involve the employ of numerous assumptions that, if incorrect, could create a material adverse impact on the Company’s results of operations and financial condition.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Australian dollar (AUD). For financial reporting purposes, the Australian dollar has been translated into United States dollars ($) and/or USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive loss as other income (expense).

Research and Development Tax Credits

The Company may apply for research and development tax concessions with the Australian Taxation Office on an annual basis.  Although the amount is possible to estimate at year end, the Australian Taxation Office may reject or materially alter the claim amount. Accordingly, the Company does not recognize the benefit of the claim amount until cash receipt since collectability is not certain until such time.  The  tax concession is a refundable credit.  If the Company has net income then the Company can receive the credit which reduces its income tax liability.  If the Company has net losses then the Company may still receive a cash payment for the credit, however, the Company's net operating loss carryforwards are reduced by the gross equivalent loss that would produce the credit amount when the income tax rate is applied to that gross amount.  The concession is recognized as an income tax benefit, in operations, upon receipt.

Results of Operations for the Three Months Ended December 31, 2011 Compared to the Three Months Ended December 31, 2010

Revenue. For the three month periods ended December 31, 2011 and 2010, we did not generate revenues.

Gross Profit. Since we did not record or achieve any revenues for the three month periods ended December 31, 2011 and 2010, we did not have any costs associated with sales, and therefore we had no gross profits to report.

Operating Expenses. Our total operating expenses were $2,879,177 for the three months ended December 31, 2011, compared to $492,361 for the same period in 2010. This increase was primarily caused by the amortization of stock issuance for services of $2,760,464.

Provision for Income Taxes. There was no provision of tax liability for the period ending December 31, 2011 due to the Company's historical losses, however, we did record an income tax benefit relating to research and development tax concessions received.

Net Earnings (loss). We generated net losses of approximately $2,712,000 for the three months ended December 31, 2011 compared to approximately $411,000 for the same period in 2010.  The increase was mainly attributable to an increase in amortization of prepaid stock issued for services.

Results of Operations for the Six Months Ended December 31, 2011 Compared to the Six Months Ended December 31, 2010

Revenue. For the six month periods ended December 31, 2011 and 2010, we did not generate revenues.

Gross Profit. Since we did not record or achieve any revenues for the six month periods ended December 31, 2011 and 2010, we did not have any costs associated with sales, and therefore we had no gross profits to report.

Operating Expenses. Our total operating expenses were $5,951,989 for the six months ended December 31, 2011, compared to $1,120,714 for the same period in 2010. This increase was primarily caused by the amortization of the stock issuance for services of $5,640,097 offset by a decrease in research and development of $346,694.

Provision for Income Taxes. There was no provision of tax liability for the period ending December 31, 2011, due to the Company's historical losses, however, we did record an income tax benefit relating to Research and Development tax concessions received.

Net Earnings (Loss). We generated net losses of approximately $5,782,000 for the six months ended December 31, 2011, compared to approximately $1,041,000 for the same period in 2010. The increase was mainly attributable to an increase in amortization of prepaid stock issued for services.

Research and Development

In accordance with ASC 730-10, research and development expenditures for the Company's products are expensed when incurred, and are included in operating expenses.  The Company recognized research and development costs of $5,278 and $351,972 for the six months ended December 31, 2011 and 2010, respectively.  The decrease was primarily due to recommencing research and development activities upon approval of the Company’s registration statement and the registering of securities to fund these activities.

Liquidity and Capital Resources

General. At December 31, 2011 we had cash of $39,728. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities. We believe that our existing cash balance will be sufficient to fund our operating activities until March 2012, although efforts are now underway for additional capital through the sale of registered securities.

Our operating activities used cash in operations of  $40,157 for the six months ended December 31, 2011, and we used cash in operations of  $1,221,638 for the same period in 2010. The principal elements of cash flow from operations for the six months ended December 31, 2011, included a net loss of $5,782,033, offset by depreciation expense of $973, amortization of stock based prepaid expense of $5,640,097 and an increased investment in operating working capital elements of $100,806.

Cash used in investing activities during the six months ended December 31, 2011, was $0 compared to $26,231 during the same period in 2010.

Cash received in our financing activities was $80,330 for the six months ended December 31, 2011, compared to cash received of $1,268,958 during the same period in 2010. The decrease mainly relates to us selling fewer shares of our common stock.

The Company estimates that, depending on the progress of its research and development activities, it will require approximately $7,500,000 to adequately fund operating activities and execute its development program in the next twelve to eighteen months. Presently, we do not have enough cash to continue operations for the next twelve months.  If we are unable to obtain additional funds on favorable terms or at all, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, or to cease or reduce our operating activities.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, for the six months ended December 31, 2011, the Company was in the development stage, had no revenues, had a net loss of $5,782,033, and net cash used in operations of $40,157. Additionally, as of December 31, 2011, the Company had a deficit accumulated during development stage of $9,628,373. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on successful completion of the Company’s development program and, ultimately, the attainment of profitable operations.  We can provide no assurance that we will be able to generate a sufficient amount of revenue, if any, from our business in order to achieve profitability. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

We currently have no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this Report.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such periods, our disclosure controls and procedures were not effective due to the material weakness noted below, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material weakness: due to the small size of its staff, the Company did not have sufficient segregation of duties to support its internal control over financial reporting. We plan to rectify this weakness by hiring additional accounting personnel once we have additional resources to do so.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act .
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Schema Document (1)
101.CAL	XBRL Calculation Linkbase Document (1)
101.LAB	XBRL Label Linkbase Document(1)
101.PRE	XBRL Presentation Linkbase Document (1)
101.DEF	XBRL Definition Linkbase Document (1)

(1)	To be filed within 30 days of the filing of this Quarterly Report on Form 10-Q pursuant to Rule 405(a)(2)(ii) of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC HEALTH GROUP CORPORATION

Date: February 21, 2012	By:	/s/ James Nathanielsz
Name: James Nathanielsz
Title: Chief Executive Officer, Chief Financial Officer
and Chief Accounting Officer