Form 10-Q/A
period 2011-12-31
Propanc Health Group Corp
filed 2012-03-07
CIK 1517681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to Propanc Health Group Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, filed with the Securities and Exchange Commission on February 21, 2012 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART II—OTHER INFORMATION

ITEM 6. EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act. (1)
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act . (1)
101.INS*	XBRL Instance Document (2)
101.SCH*	XBRL Schema Document (2)
101.CAL*	XBRL Calculation Linkbase Document (2)
101.LAB*	XBRL Label Linkbase Document (2)
101.PRE*	XBRL Presentation Linkbase Document (2)
101.DEF*	XBRL Definition Linkbase Document (2)

(1)
These exhibits were previously included or incorporated by reference in Propanc Health Group Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2011, filed with the Securities and Exchange Commission on February 21, 2012.

(2)	Filed herewith.
*
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC HEALTH GROUP CORPORATION

Date: March 7, 2012	By:	/s/ James Nathanielsz
Name: James Nathanielsz
Title: Chief Executive Officer, Chief Financial Officer
and Chief Accounting Officer