Form 10-Q
period 2012-03-31
Propanc Health Group Corp
filed 2012-05-21
CIK 1517681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [72,780,880] shares of common stock as of May 18, 2012.

PROPANC HEALTH GROUP CORPORATION
Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2012

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited interim financial statements of Propanc Health Group Corporation (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Page
Consolidated Balance Sheets at March 31, 2012 (unaudited) and June 30, 2011	4

Consolidated Statements of Operations and Comprehensive loss for the three and nine months ended March 31, 2012 and 2011 and for the period from October 15, 2007 (Inception) to March 31, 2012 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended March 31, 2012 and 2011 and for the period from October 15, 2007 (Inception) to March 31, 2012 (unaudited)	6

Unaudited Notes to unaudited consolidated Financial Statements	7

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2012 (unaudited)	June 30, 2011
ASSETS
Current Assets
Cash	$39,474	$132
GST receivable	1,052	1,857
Prepaid expenses and other current assets	2,086,034	10,777,951
Total current assets	2,126,560	10,779,940
Property and Equipment, net	5,116	6,655
Patent Costs	27,016	27,563

TOTAL ASSETS	$2,158,692	$10,814,158

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts payable	$38,336	$27,717
Accrued Expenses and other payables	117,932	13,461
Advances from Investor - related party	-	84,760
Convertible debentures	143,161	-
Due to directors – related parties	65,084	66,400
Loans from director – related party	76,849	78,403
Employee benefit liability	40,865	36,108
Total current liabilities	482,227	306,849

TOTAL LIABILITIES	482,227	306,849

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ EQUITY
Preferred stock, $0.01 par value; 10,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2012 and June 30, 2011, respectively.	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized: 72,153,276 and 71,915,890 shares issued and outstanding as of March 31, 2012 and June 30, 2011, respectively.	72,153	71,915
Additional paid in capital	14,633,260	14,401,919
Accumulated other comprehensive income (loss)	(306,997)	(120,185)
Deficit accumulated during development stage	(12,721,951)	(3,846,340)
Total Stockholders' Equity	1,676,465	10,507,309
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$2,158,692	$10,814,158

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY (A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For The Three months ended March 31,		For The Nine months ended March 31,		For the period October 15, 2007 (Inception) to March 31,
	2012	2011	2012	2011	2012
REVENUE
Royalty Revenue - related party	$-	$-	$-	$-	$30,974

OPERATING EXPENSES
Administration expenses	3,090,332	502,252	9,029,209	1,208,412	12,143,647
Occupancy expenses	4,367	3,067	10,817	8,739	54,519
Research and development	-	3,173	5,317	362,585	643,361
TOTAL OPERATING EXPENSES	3,094,699	508,492	9,045,343	1,579,736	12,841,527

LOSS FROM OPERATIONS	(3,094,699)	(508,492)	(9,045,343)	(1,579,736)	(12,810,553)

OTHER INCOME (EXPENSE)
Interest expense	(1,071)	-	(1,859)	-	(173,055)
Interest income	82	53	121	428	8,985
Foreign currency transaction gain (loss)	(490)	-	(3,688)	(1,530)	(7,067)
TOTAL OTHER INCOME (EXPENSE)	(1,479)	53	(5,426)	(1,102)	(171,137)

LOSS BEFORE INCOME TAXES	(3,096,178)	(508,439)	(9,050,769)	(1,580,838)	(12,981,690)

INCOME TAX BENEFIT	-	-	175,158	82,545	259,739
NET LOSS	(3,096,178)	(508,439)	(8,875,611)	(1,498,293)	(12,721,951)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign Currency translation gain (loss)	147,758	(6,051)	(186,812)	69,424	(306,997)

COMPREHENSIVE LOSS	$(2,948,420)	$(514,490)	$(9,062,423)	$(1,428,869)	$(13,028,948)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.04)	$(0.01)	$(0.12)	$(0.02)	$(0.27)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	72,063,276	64,700,525	72,001,412	62,238,581	47,523,404

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine months Ended March 31,		For the period from October 15, 2007 (Inception) to March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,875,611)	$(1,498,293)	$(12,721,951)
Adjustments to reconcile net loss to net cash used in operating activities:
Issuances of common stock for services	112,623	113,474	403,356
Amortization of prepaid shares issued for services	8,485,217	395,860	9,130,323
Officer shares contributed to third party consultant	-	-	299,737
Depreciation expense	1,409	1,304	9,766
Changes in operating assets and liabilities:
Accounts receivable	-	-	(664)
GST receivable	769	18,534	1,131
Other assets	2,054	(362,705)	(15,456)
Accounts payable	48,888	37,071	68,688
Employee benefit liability	5,479	11,138	35,565
Accrued expenses	102,992	(31,139)	118,951
Accrued interest	1,858	-	185,675
Net cash used in operating activities	(114,321)	(1,314,756)	(2,466,832)

CASH FLOWS FROM INVESTING ACTIVITIES
Patent costs	-	(25,107)	(25,726)
Purchase of equipment	-	(3,421)	(14,786)
Net cash used in investing activities	-	(28,528)	(40,512)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	10,396	1,283,130	1,462,046
Contributed capital	-	-	495,665
Subscriptions receivable – related party	-	-	22
Related party expenses paid on behalf of company	-	-	57,262
Loan repayments of principal stockholder	-	127	(14,834)
Investor advances	-	-	79,112
Proceeds from convertible promissory notes	143,312	(14,477)	143,312
Loan proceeds from principal stockholder	-	-	369,174
Net cash provided by financing activities	153,708	1,268,780	2,591,759

Effect of exchange rate changes on cash	(45)	74,030	(44,941)

NET INCREASE (DECREASE) IN CASH	39,342	(474)	39,474

CASH AT BEGINNING OF PERIOD	132	528	-

CASH AT END OF PERIOD	$39,474	$54	$39,474

Supplemental Disclosure of cash flow information
Cash Paid during the period:
Interest	$-	$-	$-
Income Tax	$-	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of notes payable to common stock	$-	$-	$341,208
Conversion of accrued interest to common stock	$-	$-	$193,648
Gain on related party debt conversion	$-	$-	$9,252
Prepaid common stock issued for services	$-	$-	$10,823,048
Advance from Investor – related party, reclassified to common stock	$80,000	$-	$80,000
Conversion of accrued expenses to common stock	$36,272	$-	$36,272

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

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

Basis of Presentation

The Company is presented as in the development stage from October 15, 2007 (Inception) through March 31, 2012.

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and nine months ended March 31, 2012 and our financial position as of March 31, 2012  have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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
March 31, 2012

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

Comprehensive loss from inception, through March 31, 2012, included foreign currency translation gains (losses).

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less held at call with financial institutions, and bank overdrafts. Bank overdrafts are shown within borrowings in current liabilities on the balance sheets.  There were no overdrafts or cash equivalents as of March 31, 2012.

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

As of March 31, 2012, the Company was owed $1,052 from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

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

During the nine months ended March 31, 2012, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $175,158 which is reflected as an income tax benefit in the accompanying consolidated statement of operations and comprehensive loss.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.  As a result, the basic and diluted per share amounts for all periods presented are identical.  As of March 31, 2012, there were approximately 95,441, potentially dilutive securities related to a convertible notes payable which were excluded from the computation.

Recently Issued Accounting Pronouncements

Any ASUs which are not effective until after March 31, 2012 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  For the nine months ended March 31, 2012, the Company was in the development stage, had no revenues and had a net loss of $8,875,611, and net cash used in operations of $114,321.  Additionally, as of March 31, 2012, the Company had a deficit accumulated during development stage of $12,721,951. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company is in the development stage at March 31, 2012 and has been since its October 15, 2007 inception. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, acceptance of the Company's international patent application and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

As discussed in Note 6, the Company has raised $143,161 from the sale of debentures from July 1, 2011, through the date of this filing and subsequent to March 31, 2012, the Company sold shares of its common stock as discussed in Note 11.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

NOTE 3 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other assets consists of the following:

	March 31, 2012	June 30, 2011

Prepaid common stock issued for services	$2,086,034	$10,775,858
Prepaid insurance	-	2,093

Total Prepaid Expenses and Other Current Assets	$2,086,034	$10,777,951

In June 2011, the Company issued 7,215,365 shares of common stock to a third party consultant for services.  The shares were valued at $1.50 per share (based on a contemporaneous cash sales price and anticipated offering price).  The $10,823,048 was recorded as a prepaid expense and is being amortized over the one-year term of the agreement.  The Company recognized $645,107 of amortization related to this agreement through June 30, 2011.  The Company recognized an additional $8,485,217 of amortization related to this agreement during the nine months ended March 31, 2012.  The total prepaid balance related to common stock issued for services, as of March 31, 2012, is $2,086,034 (after giving effect to the foreign currency translation).

NOTE 4 – DUE TO DIRECTORS - RELATED PARTY

Due to directors - related party represents unsecured advances made by the directors for operating expenses on behalf of the Company, such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand.  The Company is currently not being charged interest under these advances. The total amount owed to these directors at March 31, 2012 and June 30, 2011 is $65,084 and $66,400, respectively.

NOTE 5 – LOAN FROM DIRECTOR - RELATED PARTY

During 2010, the Company received $89,000 in advances from a director.  These advances are non-interest bearing.  The Company repaid a portion of these advances in fiscal 2011 and the total amount owed the director at March 31, 2012 and June 30, 2011 is $76,849 and $78,403, respectively.

NOTE 6 – CONVERTIBLE DEBENTURES

In August and December 2011, the Company issued two convertible debentures in exchange for $42,000 and $30,000 of cash, respectively and a further convertible debenture in March 2012 in exchange for $75,000 of cash. The notes are convertible at $1.50 per share, due six months from the issuance date and carries an interest rate of 5% per annum. The Company evaluated ASC 815 and determined that the conversion features do not cause bifurcation and treatment of the embedded conversion option as a derivative liability.  Furthermore, there was no beneficial conversion feature values associated with the notes at the note dates as the value of the debt converted was greater than or equal to the fair market value of the stock as evidenced by cash sales of common stock. The note balances (after giving effect to the foreign currency translation) as of March 31, 2012 is $143,161.

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

In November 2011, the Company and a third party consultant agreed to settle certain liabilities which had been paid for by the consultant on behalf of the Company and included in accrued expenses.  The total amount due to the consultant on the agreement date was $72,545 of which one-half was to be repaid in cash and the other half was to be paid through the issuance of common stock.   The cash payment owed is in accrued expenses as of March 31, 2012 and 24,182 shares were issued at $1.50 per share for a total value of $36,272, during the three months ended December 31, 2011.  The share value equaled contemporaneous cash sales prices and therefore, no gain or loss on the conversion was recorded. See Note 11 as the share price for the stock settlement was subsequently adjusted.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

In February 2012, the Company entered into a contract to issue 100,000 shares of common stock for  services to be provided over the one year term of the agreement.  The shares were valued at $0.65 based on contemporaneous cash offering prices and accordingly, the Company recognized an expense of $10,833 related to the transaction representing two months of expense as the shares were unvested as of March 31, 2012.

In February 2012, the Company issued 100,000 shares of common stock for past services to a consultant.  The shares were valued at $0.65 based on contemporaneous cash offering prices and accordingly, the Company recognized an expense of $65,000 related to the transaction.

In March 2012, the Company issued 50,000 shares of common stock for past services to a consultant.  The shares were valued at $0.65 based on contemporaneous cash offering prices and accordingly, the Company recognized an expense of $32,500 related to the transaction.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of March 31, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of March 31, 2012, the Company owed a director a total of $76,849, for money loaned to the Company throughout the years. The loan balance owed at March 31, 2012 was not accruing interest (See Note 5).

As of March 31, 2012, the Company owed two directors a total of $65,084, respectively, for expenses incurred on behalf of the Company related to corporate startup costs and intellectual property (See Note 4).

In August 2011, the Company issued 63,234 shares of common stock to a related party (See Note 7).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2012

NOTE 10 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits in Australia.  Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through March 31, 2012.

Receivable Concentration

As of March 31, 2012, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

Vendor Concentration

As of March 31, 2012, there were two significant vendors that the Company relied upon to conduct its research and development. Both vendors provide services to the Company which can be replaced by alternative vendors should the need arise.

Product and Patent Concentration

As of March 31, 2012 the Company was undertaking preclinical activities for their lead product.  The Company was also undertaking research to uncover the mechanism of action of their lead product in order to screen new compounds for development.

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

Foreign Operations

As of March 31, 2012, the Company’s operations are based in Australia.

NOTE 11 – SUBSEQUENT EVENTS

In April 2012,  the Company sold 21,800 shares of common stock at $0.65 for proceeds of approximately $14,000.

In April 2012, the Company issued 200,000 shares of common stock a consultant for services rendered which were valued at $0.65, based on contemporaneous cash sales prices or $130,000.

In April 2012, the Company issued 31,622 shares of common stock to adjust a prior share settlement where the shares were valued at $1.50 as discussed in Note 7. The shares were revalued at $0.65 based on contemporaneous cash sales prices and the Company recorded an expense of $20,554.

In April 2012, the Company issued 150,000 shares of common stock a consultant for services rendered which were valued at $0.65, based on contemporaneous cash sales prices or $97,500.

In April 2012, the Company issued 200,000 shares of common stock pursuant to a consulting agreement for services to be rendered over a six month period.  The shares were valued at $0.65, based on contemporaneous cash sales prices or $130,000.  Additionally, the company issued 150,000 one-year  warrants to purchase common stock at $1.00 per share which will be recognized as expense over the six-month term of the agreement.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward-Looking Statements

The following discussion should be read in conjunction with our unaudited consolidated financial statements, which are included elsewhere in this Quarterly Report on Form 10-Q (this “Report”).  Certain statements in this Report concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues, developments in industry regulations and the application of such regulations, expected outcomes of pending or potential litigation and regulatory actions, and our strategies, plans and objectives, together with other statements that are not historical facts, are "forward-looking statements" as that term is defined under the federal securities laws.  In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission (“SEC”), including our Final Prospectus on Form 424b filed on December 16, 2011, particularly in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

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

Research and Development Tax Credits

The Company may apply for research and development tax concessions with the Australian Taxation Office on an annual basis.  Although the amount is possible to estimate at year end, the Australian Taxation Office may reject or materially alter the claim amount. Accordingly, the Company does not recognize the benefit of the claim amount until cash receipt since collectability is not certain until such time.  The  tax concession is a refundable credit.  If the Company has net income then the Company can receive the credit which reduces its income tax liability.  If the Company has net losses then the Company may still receive a cash payment for the credit, however, the Company’s net operating loss carryforwards are reduced by the gross equivalent loss that would produce the credit amount when the income tax rate is applied to that gross amount.  The concession is recognized as an income tax benefit, in operations, upon receipt.

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

Revenue. For the three month periods ended March 31, 2012 and 2011, we did not generate revenues.

Gross Profit. Since we did not record or achieve any revenues for the three month periods ended March 31, 2012 and 2011, we did not have any costs associated with sales, and therefore we had no gross profits to report.

Operating Expenses. Our total operating expenses were $3,094,699 for the three months ended March 31, 2012, compared to $508,492 for the same period in 2011. This increase was primarily caused by the amortization of stock issuance for services of $2,845,120.

Provision for Income Taxes. There was no provision of tax liability for the three months ending March 31, 2012 due to the Company’s historical losses.

Net Earnings (loss). We generated net losses of $3,096,178 for the three months ended March 31, 2012 compared to $508,439 for the same period in 2011.  The increase was mainly attributable to an increase in amortization of prepaid stock issued for services.

Results of Operations for the Nine Months Ended March 31, 2012 Compared to the Nine Months Ended March 31, 2011

Revenue. For the nine month periods ended March 31, 2012 and 2011, we did not generate revenues.

Gross Profit. Since we did not record or achieve any revenues for the nine month periods ended March 31, 2012 and 2011, we did not have any costs associated with sales, and therefore we had no gross profits to report.

Operating Expenses. Our total operating expenses were $9,045,343 for the nine months ended March 31, 2012, compared to $1,579,736 for the same period in 2011. This increase was primarily caused by the amortization of the stock issuance for services of $8,485,217 offset by a decrease in research and development of $357,268.

Provision for Income Taxes. There was no provision of tax liability for the nine months ending March 31, 2012, due to the Company’s historical losses, however, we did record an income tax benefit of $175,158 relating to research and development tax concessions received.

Net Earnings (Loss). We generated net losses of $8,875,611 for the nine months ended March 31, 2012, compared to $1,498,293 for the same period in 2011. The increase was mainly attributable to an increase in amortization of prepaid stock issued for services.

Research and Development

In accordance with ASC 730-10, research and development expenditures for the Company’s products are expensed when incurred, and are included in operating expenses.  The Company recognized research and development costs of $5,317 and $362,585 for the nine months ended March 31, 2012 and 2011, respectively.  The decrease was primarily due to recommencing research and development activities upon approval of the Company’s registration statement and the registering of securities to fund these activities.

Liquidity and Capital Resources

General. At March 31, 2012 we had cash of $39,474. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities. We believe that our existing cash balance will be sufficient to fund our operating activities until June 2012, although efforts are now underway for additional capital through the sale of registered securities.

Our operating activities used cash in operations of  $114,321 for the nine months ended March 31, 2012, and we used cash in operations of  $1,314,756 for the same period in 2011. The principal elements of cash flow from operations for the nine months ended March 31, 2012, included a net loss of $8,875,611, offset by depreciation expense of $1,409, shares issued for service of $112,623, amortization of stock based prepaid expense of $8,485,217 and an increased investment in operating working capital elements of $162,040.

Cash used in investing activities during the nine months ended March 31, 2012 was $0, compared to $28,528 during the same period in 2011.

Cash received in our financing activities was $153,708 for the nine months ended March 31, 2012, compared to cash received of $1,268,780 during the same period in 2011. The decrease mainly relates to us selling fewer shares of our common stock.

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

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended March 31, 2012, the Company was in the development stage, had no revenues, had a net loss of $8,875,611, and net cash used in operations of $114,321. Additionally, as of March 31, 2012, the Company had a deficit accumulated during development stage of $12,721,951. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on successful completion of the Company’s development program and, ultimately, the attainment of profitable operations.  We can provide no assurance that we will be able to generate a sufficient amount of revenue, if any, from our business in order to achieve profitability. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2012, we had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such periods, our disclosure controls and procedures were not effective due to the material weakness noted below, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material weakness: due to the small size of its staff, the Company did not have sufficient segregation of duties to support its internal control over financial reporting. We plan to rectify this weakness by hiring additional accounting personnel once we have additional resources to do so.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2012, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 1, 2012, the Company issued 100,000 shares of common stock pursuant to a [consulting agreement] for  services to be provided over the one year term of the agreement.  The shares were valued at $0.65 per share.

On February 15, 2012, the Company issued 100,000 shares of common stock for past services to a consultant.  The shares were valued at $0.65 per share.

On March 13, 2012, the Company issued 50,000 shares of common stock for past services to a consultant.  The shares were valued at $0.65 per share.

The foregoing shares of common stock were issued in reliance on the exemption from registration set forth in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act .
101.INS*	XBRL Instance Document (1)
101.SCH*	XBRL Schema Document (1)
101.CAL*	XBRL Calculation Linkbase Document (1)
101.LAB*	XBRL Label Linkbase Document(1)
101.PRE*	XBRL Presentation Linkbase Document (1)
101.DEF*	XBRL Definition Linkbase Document (1)
__________
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

PROPANC HEALTH GROUP CORPORATION

Date: May 21, 2012	By:	/s/ James Nathanielsz
Name: James Nathanielsz
Title: Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer