Form 10-K
Propanc Health Group Corp
filed 2012-10-15
CIK 1517681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ______________

Commission file number 001-32521

Propanc Health Group Corporation
(Exact name of registrant as specified in its charter)

Delaware	33-0662986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

576 Swan Street
Richmond, VIC, 3121 Australia
(Address of principal executive offices) (Zip Code)

61 03 92084182
 (Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Act: None

Securities registered under Section 12(g) of the Act:

Title of each class registered:	Name of each exchange on which registered:
Common Stock, $0.001 par value	Over-the-Counter Bulletin Board

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑

As of October 11, 2012, 73,005,597 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of October 11, 2012, was approximately $12,480,500 based on $0.65 for the registrant’s common stock as as determined by the Board of Directors based on its recent best efforts offering. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of October 11, 2012, there were  73,005,597 shares of our common stock issued and outstanding.

 PART I

ITEM 1.    BUSINESS

General

As used in this Annual Report, references to “the Company”, “we”, “our”, “ours” and “us” refer to Propanc Health Group Corporation and consolidated subsidiaries, unless otherwise indicated. References to “Propanc” refer to Propanc Health Group Corporation. In addition, references to our “financial statements” are to our consolidated financial statements except as the context otherwise requires.

We prepare our financial statements in United States dollars and in accordance with generally accepted accounting principles as applied in the United States, referred to as U.S. GAAP. In this Annual Report, references to “$” and “dollars” are to United States dollars.

Overview

Propanc Health Group Corporation is a development stage healthcare company whose current focus is the development of new cancer treatments for patients with solid tumors such as pancreatic and colorectal cancer.

Propanc, together with its scientific and oncology consultants, has developed a rational, composite formulation of anti-cancer compounds which together exert a number of anti-cancer actions.  Propanc’s leading products, PRP and PRP-DCM, are novel, patented suppository formulations based on proenzymes, which are inactive precursors of enzymes.  There is a substantial body of literature on the potential utility of both proenzymes and enzymes in the treatment of cancer, and Propanc is of the view that its proprietary products PRP and PRP-DCM will provide a potent, multi-pronged attack on cancerous cells.  As a result of positive early indications of the anti-cancer effects, Propanc intends to progress PRP and/or PRP-DCP along the rigorous, formal non-clinical and clinical development pathway required to obtain regulatory approval to market its proenzyme formulation.  Propanc intends to undertake development of manufacturing, formal non-clinical studies and then Phase I, II and III clinical trials in order to generate the quality, safety and efficacy data required for regulatory approval.  Propanc hopes that encouraging early results will be replicated in large, controlled clinical trials, but recognizes the possibility that large clinical trials will not replicate early results.

In the near term, Propanc’s clinical development target is patients with limited remaining therapeutic options for the treatment of solid tumors such as colorectal or pancreatic tumors.  The data generated to date suggests that Propanc’s lead product, PRP, is well tolerated, and hence in the longer term, Propanc will be targeting the development of its lead product as a treatment for earlier stage cancer, and also as a preventative for patients at high risk of developing cancer – e.g. those diagnosed with precancerous diseases, or patients identified as being at high risk of developing cancer based on genetic analysis.  Before targeting these longer term development targets, as a first step Propanc hopes to demonstrate clinically the potential of its lead product in late stage cancer patients whose treatment options are limited.

Company History

Propanc’s scientific roots date back almost 100 years to the work of Professor John Beard at the University of Edinburgh in the UK whose pioneering work on tumor cell biology and potential new approaches to treating cancer by targeting specific pathways which kill off cancer cells, but leave healthy cells alone.  In more recent times interest in the work of Professor Beard has re-emerged, driven by the insights into his work offered with modern day knowledge of tumor cell and molecular biology.

Scientific work undertaken over last fifteen years

Work over the last fifteen years by other scientists and clinicians, including Dr. Josef Novak in the US and a since-retired oncologist, Dr. Frantisek Trnka, from the Czech Republic, has shined new light on the therapeutic potential of Professor Beard’s insights. Extensive laboratory work undertaken over a number of years by Novak and Trnka was reported in the journal Anticancer Research in 2005 in the paper entitled ‘Proenzyme Therapy of Cancer’.  The conclusion of Novak and Trnka from this work was that “we have discovered that proenzyme therapy, mandated first by John Beard nearly one hundred years ago, shows remarkable selective effects that result in growth inhibition of tumor cells with metastatic potential”.

Novak and Trnka also treated a number of cancer patients with trypsinogen, chymotrypsinogen and amylase, the same enzymes and proenzymes now being developed by Propanc in the product PRP.  Insufficient detailed data on the patient treatment was published to enable Propanc to speculate as to the significance of the outcome, however the conclusion of Novak and Trnka, presented in 2004 at the Seventh International Conference of Anticancer Research and published in the journal Anticancer Research, was that  “the mixture of these enzymatic activities produces potent anti-metastatic and antitumor effects in cellular, animal and human systems”.

While these initial scientific observations continued to support the work initiated by Professor Beard many years ago, the opportunity remains for a more formal, evidence based approach to development of this proenzyme formulation. This work has not yet been undertaken and Propanc plans to conduct this work, involving expanding research efforts to elucidate the proenzyme mechanism of action, and undertaking the accepted formal drug development approach of preclinical studies, followed by Phase I, II and III clinical trials.

Propanc Pty Ltd established in 2007

In early 2007, Dr. Julian Kenyon, the Medical Director of the Dove Clinic in the United Kingdom and now a director of our company, and Dr. Douglas Mitchell, also a director and our President through his August 2012 resignation, further developed the therapeutic concepts of Beard and identified strategies which could improve upon the therapeutic potential of Beard’s original ground-breaking work, while continuing to explore the work initiated by Drs. Novak and Trnka.

In 2007, Drs. Kenyon and Mitchell, through The Dove Clinic and Opal Clinic respectively, treated cancer patients in the UK and Australia with a novel, suppository formulation of proenzymes. The treatment was undertaken under special UK and Australian regulatory provisions.  In the UK it was undertaken under the MHRA ‘Specials’ regulations designed for patients who have special clinical needs that cannot be met by licensed medicinal products, and in Australia under the TGA’s Special Access Scheme, a mechanism which provides for the import and/or supply of an unapproved therapeutic good for a single patient, on a case by case basis. In both jurisdictions, patients are permitted to receive treatment on an individual basis for compassionate use as long it is supplied by a recognized, licensed manufacturer who is able to meet certain guidelines for unapproved products, and individual case files are maintained for patients should the regulatory authorities require this information.  No prior approval was required by either the MHRA or TGA prior to the commencement of treatment.  No suppository formulation of the proenzymes was available and it was necessary for a novel suppository formulation to be manufactured specifically for these patients by a suitably licensed manufacturer.

In early 2007, the suppository formulation was developed by Mandeville Medicines, Buckinghamshire, UK, at the request of, and in consultation with, Drs Kenyon and Mitchell, in an effort to improve on results reported in the literature pertaining to the potential therapeutic use of enzymes in cancer treatment. To date, proenzyme suppositories have not been available for commercial use for the treatment of cancer.  Patients were first treated with the suppository formulation in April 2007 at The Dove Clinic, UK and in July 2007 at the Opal Clinic, Australia.

Overall, forty-six late stage cancer patients suffering from a range of malignancies in the UK and Australia received treatment with the proenzyme suppositories over periods of time ranging from 1 month to in excess of 17 months. A retrospective patient history review was undertaken by Dr Kenyon, and this report was subject to review by Professor Klaus Kutz who, at the time of the review, was an independent consultant in clinical pharmacology and safety, specializing in oncology. It should be noted that this was not a formally constituted clinical trial but a retrospective review of the patient notes and that the data is incomplete with some details not recorded in the patient notes, with some patients discontinuing treatment for a variety of reasons, and some patients being lost to follow up. In addition, there were no predefined treatment or control groups, no formal end-points, and no statistical analysis was or could reasonably be conducted.

It was observed that no patients were reported as living for a period less than that predicted by the treating clinician at the time treatment was commenced, and that a number of patients lived longer than predicted (Please see Table 1 below).

Table 1 – Tabulated listing from independent review by Professor Klaus Kutz of patients surviving longer than predicted by treating clinician.

Patient No.	Disease	Life expectation*	Survival*
1	Pancreas carcinoma	2	8
2	Bladder, Ovarian	4	11
5	Stomach cancer	2	8
6	Non-Hodgkin Lymphoma	2	9
7	Ovarian cancer	6	12**
9	Mesothelioma	3	9
10	Ovarian cancer	6	11
11	Prostate cancer	1	5
13	Breast cancer	6	9***
15	Neuro-endocrine tumor	10	17****
16	Colon rectal cancer	6	17****
19	NSCLC	3	5
28	Gastric cancer	3	7
29	Prostate cancer	12	14****
30	Prostate cancer	12	12****
43	Pancreas carcinoma	3	7****

* in months
**treatment was stopped after 12 months
*** treatment was stopped after 9 months
**** treatment continues, patient still alive (as at the time of reporting - 8 January, 2009)

Propanc’s scientific and oncology consultants recognize that the review of these patients (in terms of future development plans of its lead product), has limited scientific value because it was not a controlled, prospective clinical trial.  Management believes that since some of the participants lived marginally longer than anticipated by attending clinicians, it provides sufficient basis to justify further research to determine whether the perceived increase in life expectancy or survival can be attributed to the proposed therapeutic product.

Whilst significant investment must be made to demonstrate safety and efficacy, internally management believes this product has potential as an effective cancer treatment for a range of solid tumors.  This belief is based on the clinical experience of the medical personnel affiliated with the company. Neither Propanc nor its founders have conducted any other clinical treatments or investigations with the proenzyme suppository formulation.

Following the unpublished retrospective review of the patient histories of the 46 cancer patients, Dr. Kenyon, Dr. Mitchell and Mr. James Nathanielsz, Propanc’s Chief Executive Officer, developed a strategy to commercialize the newly developed proenzyme suppository formulation, now designated PRP.  Propanc Pty Ltd, our subsidiary, was established in Australia in late 2007 to refine, develop and commercialize novel, patented proenzyme therapeutics for the treatment of cancer.

Important milestones over the years following the establishment of Propanc Pty Ltd include:

●           The establishment of a research collaborative partnership with Dr. David Tosh from Bath University in early 2008 to investigate the molecular mechanisms by which the Propanc proenzyme formulation is acting.

●           The establishment in 2008 of a Scientific Advisory Board comprising Professor John Smyth (Edinburgh University), Professor Klaus Kutz (Bonn University) and Professor Karrar Khan (De Montfort University).

●           A meeting with the MHRA (UK regulatory authority) in 2008.  Data presented to the MHRA included the human data generated from 46 patients,  in vitro  studies on the effects of proenzymes and enzymes on cancer cells, a non-clinical pharmacodynamic study in mice demonstrating no signs of drug toxicity and favorable tumor growth inhibition, and a detailed review of published data.  The MHRA advised that the existing pharmacology data supported the clinical development of PRP, and that the conduct of a 28 day multiple ascending dose study in patients with advanced carcinoma (cancer) could be initiated.  However, the study was not initiated because management decided to focus on its research activities to increase its intellectual property portfolio and scientific knowledge about the proenzyme formulation prior to commencing the next stage of clinical development.  It was also agreed further non clinical testing may be required to satisfy both potential clinical trial investigators and other regulatory authorities as the trial will be initiated outside the UK, such as in the EU or the USA, the relevant regulatory authorities being the EMA (European Medicines Agency) and FDA (Food and Drug Administration) respectively.

●           In 2009, two provisional patents were filed covering novel formulations of proenzymes and their use in the treatment of cancer.

●           In 2009, additional scientific research was undertaken with Bath University and Granada University identifying anti-cancer effects of the proenzymes including triggering cell necrosis (cell death) and apoptosis (programmed cell death) and the induction of cell differentiation (i.e. inducing cancer cells to exhibit more normal cell behavior). This provided an avenue for Propanc to increase its intellectual property base and patent new pharmaceutical compositions designed to enhance the effects of the proenzymes whilst maintaining their safety profile.

●           In 2010, the above work was supplemented with additional data showing further mechanisms of anticancer effects of proenzymes, including anti-angiogenic activity (preventing new blood vessel formation) in tumors, and anti-metastases (prevention of tumor spreading) by increasing adhesion between tumor cells.

●           In mid-2010, the identification of an enhanced formulation of PRP, designated PRP-DCM with greater ability to inhibit blood vessel formation in tumors compared to PRP.  Patents covering this additional formulation were filed in late 2010.

●           In late 2010, the establishment of Propanc Health Group Corporation.

 ●          In mid-2012, the Company recently completed the 30-month national phase filing deadline for its lead international PCT application and commenced filing patent applications in countries around the world.

Propanc’s Technology

PRP

Our lead product, PRP, is a novel, patented once daily suppository formulation of proenzymes. In limited human testing as outlined earlier, supplemented by laboratory research at the Universities of Bath and Granada on the mechanism of action of the proenzyme mixture, evidence has been obtained which suggests PRP may be effective against a range of solid tumors.

At the Universities of Bath and Granada, it was demonstrated for the first time that E-cadherin and β-Catenin expression is increased in all the cancer cell lines tested and induction of differentiation was observed in colon carcinoma cells.  In human cancers, partial or complete loss of E-Cadherin expression and loss of differentiation correlates with increased malignancy. The scientists conducting the studies at the Universities of Bath and Granada concluded that potential beneficial effects in patients treated with pancreatic proenzymes “could be due to the increased expression of E-Cadherin/ β-Catenin complexes induced by serine proteases treatment and some degree of cell differentiation and loss of cell proliferation”.  Propanc is working with Universities of Bath and Granada in order to publish the manuscript in a peer reviewed journal to be determined.

In addition to possibly extending survival, the limited human testing showed no observable severe, or even serious adverse reactions and can be easily self-administered.

Most cancer treatments currently on the market suffer from limitations of excessive toxicity or the development of resistance, limiting the extent to which they can be used chronically to control cancer over the long term.  Whilst the clinical findings with PRP are early and subject to confirmation in future clinical trials, these data gathered to date, together with the observation that no evidence has been observed of the development of resistance by the cancer to PRP, suggest that PRP may be suitable for long term, chronic therapy.

PRP-DCM

Recent work undertaken by Propanc has focused on maximizing the potential of PRP as a drug suitable for long term maintenance by:

●           Enhancing the effects of the proenzyme formulation by selecting additional ingredients at non-toxic dose levels which can augment the anti-cancer activity; and

●           Building on Propanc’s knowledge of the mechanism of action of proenzymes in treating cancer to create additional patent opportunities to further protect Propanc’s competitive position in the field.

Scientific research has focused on developing a novel combination of anti-cancer agents working in combination with proenzymes which enhance PRP’s anti-cancer effects.  The enhanced proenzymes-based formulations combine PRP with at least one of two types of identified compounds considered on the basis PRP’s mechanism of action to synergistically enhance the anti-cancer effects of PRP.

In November 2010, in collaboration with Dr. Paul Clayton, an expert in cancer prevention and nutrition and former advisor to the Committee on Safety of Medicines (UK), we identified a novel formula comprising of specific anti-cancer agents in combination with PRP which enhance the ability of PRP to target cancerous cells with minimal side effects to healthy cells.  Experimental results conducted by Propanc researchers show the novel formulation, designated PRP-DCM, was superior to PRP in vitro.  As a result of the work undertaken in collaboration with Dr. Paul Clayton, an international patent application was filed late 2010 which is directed to enhanced proenzyme patent formulations and combination therapies comprising trypsinogen and chymotrypsin.  Dr. Clayton was awarded a success fee in the form of shares of our common stock representing 1% of the shares then currently issued and outstanding in recognition of his contribution to this research. The patent application is jointly owned by Propanc and the University of Bath, with an exclusive right and license to commercialize any joint intellectual property being held by Propanc (see under License Agreements and Intellectual Property for further details).

As is frequently seen in cancer research, animal cancer models using PRP-DCM have in some instances shown very encouraging results, with less clear cut results in other animal models.  Propanc is working to understand which models are most appropriate, and how to further optimize the PRP-DCM formulation.

The research work being undertaken on PRP-DCM is being conducted by the University of Granada and the Australian company vivoPharm who are undertaking the work under contract with Propanc and have no continuing financial interest in the development and commercialization of PRP-DCM.  Alternative suppliers of these research services have been identified, should such alternatives be required.  For completeness, it should be noted that the Managing Director of vivoPharm, Dr. Ralf Brandt, is presently engaged as a member of the Propanc Scientific Advisory Board.

POP1

In order to maximize its proprietary knowledge on the use of proenzymes in the treatment of cancer, Propanc is presently undertaking research to identify the mechanism at the molecular level by which Propanc’s proenzyme formulation is acting to cause cancer cell death.  A research program has been established with Propanc’s collaborators at the University of Granada to investigate the changes in genetic and protein expression which occur in cancer cells as a consequence to being exposed to Propanc’s proenzyme formulation.  The objective of this work is to understand at the molecular level the targets of Propanc’s proenzyme formulation, thereby providing the opportunity for the identification of new, patentable drugs which can be further developed by Propanc, such as synthetic recombinant proteins designed to improve the quality, safety and performance of proenzymes used in the proposed formulations.

The POP1 research work is being conducted by the University of Granada which is undertaking the work under contract with Propanc and has no continuing financial interest in the development and commercialization of any outcomes from this project.

PRP Injection

The present focus of the development of PRP is to create an anti-cancer product that is effective in treating cancer, and which is sufficiently well tolerated to be suitable for chronic, long term use in patients with diagnosed cancer, and potentially in the longer term in patients at high risk of developing cancer.

An additional opportunity for PRP is in the treatment of solid tumor masses by the direct injection of PRP into those tumor masses.  In order to achieve this, Propanc is developing an injectable form of PRP which would be suitable for direct injection into tumor masses, the intention being to cause shrinkage of individual problematic tumor masses.

The development of the PRP Injection is still at the early stage, with the focus for Propanc being on the development of the PRP suppository.  Subject to the availability of sufficient capital, Propanc’s intention is to undertake the early development of the PRP Injection in parallel with the non-clinical and clinical development of PRP.  Should the data from this development work support the further development of the PRP Injection, Propanc may undertake the development of the PRP Injection as a follow on product to PRP, leveraging the data package which has been generated on PRP to progress the PRP Injection relatively rapidly through non-clinical development and into clinical studies.

No research organizations are currently under contract in respect of the research and development of PRP Injection.

The PRP Mechanism of Action

The mechanism by which proenzymes exert an anticancer effect is not fully known.

There is evidence showing that proenzymes are activated at the tumor site and tumor cell surface and that these in turn activate Protease Activated Receptors Type 2 (PAR2).  Activation of PAR2 results in a cascade of intracellular activities, including activation of a major component of the cell which controls its structure and architecture, the actin cytoskeleton.  In a cancer cell, proenzymes have the effect of converting globular actin into tight filamentous actin, which causes the cancer cell structure to collapse and induce cell death.  This reduces tumor volume and is often noticed in clinical practice.

Other mechanisms are thought to also contribute to the anticancer effects of proenzymes, including inactivation of growth factors which can often contribute to cancer cell growth.  Inactivation of growth factors is one of the mechanisms of action by which other anti cancer drugs work, eg. Avastin™ which blocks a growth factor called vascular endothelial growth factor, or VEGF, and inhibits the growth of blood vessels at the site of the tumor.  Data has been generated showing PRP also inhibits the growth of blood vessels, although the mechanism by which this is achieved is not fully known.

Additional effects which have been observed, although their mechanism is not fully understood, include triggering cell necrosis (cell death), induction of apoptosis (programmed cell death), the induction of cell differentiation (i.e. inducing cancer cells to exhibit more normal cell behavior), the inhibition of angiogenesis (preventing new blood vessel formation) in tumors, and anti-metastases (prevention of tumor spreading) by increasing adhesion between tumor cells.

The PRP Formulation

Oral pancreatic enzymes have been administered previously in a variety of circumstances, and are in current clinical use in conditions where the pancreas is unable to produce sufficient enzymes for the digestion of food.  A number of oral pancreatic enzyme products are presently approved in the US for use in patients who do not produce enough pancreatic enzymes.  Approved pancreatic enzyme products include Pancreaze™ from Johnson & Johnson, CREON® from Abbott Laboratories, and ULTRASE® from Axcan Pharma US.

Oral enzymes have also been investigated previously for the treatment of cancer and, whilst generating encouraging results, their widespread use has been hampered by the very large quantities that have been considered necessary for effective treatment – 130 or more tablets per day!  The high dose used with oral delivery is considered necessary due to the oral enzymes being broken down in the stomach and duodenum, the first part of the small intestine, and very little actually being absorbed into the general circulation.

The PRP drug product is an enhanced proenzyme formulation comprising amylase and the proenzymes of trypsinogen and chymotrypsinogen specifically formulated as a suppository suitable for rectal administration.  Patent protection is currently being sought for this PRP drug product, which forms part of the subject matter of International (PCT) Patent Application No. PCT/AU2010/001403 filed on 22 October 2010 in the name of Propanc Pty Ltd, the Australian operating subsidiary.

By administering a proenzyme rectally, and by using a specific formulation, the normal breakdown of the enzymes when taken orally is avoided and the drug can potentially be absorbed into the general circulation intact. It is also suggested that these protease proenzymes are resistant to inactivation by protease inhibitors.  Propanc’s management and scientific consultants believe that the development of a rectally administered proenzyme formulation will lead to improved efficacy in the treatment of cancer compared with current oral enzyme preparations, and will substantially reduce the dose in comparison to that used previously for oral enzyme therapy for the treatment of cancer.

Target Indications

The management of cancer differs widely, with a multitude of factors impacting on the choice of treatment strategy.  Some of those factors include:

●           The type of tumor, usually defined by the tissue in the body from which it originated.

●           The extent to which it has spread beyond its original location.

●           The availability of treatments, driven by multiple factors including cost, drugs approved, local availability of suitable facilities etc.

●           Regional and geographic differences.

●           Whether the primary tumor is amenable to surgery, either as a potentially curative procedure, or as a palliative one.

●           The balance between potential risks and potential benefits from the various treatments, and probably most importantly, the patient’s wishes.

For many patients with solid cancers, such as breast, colorectal, lung and pancreatic cancer, surgery is frequently the first treatment option, frequently followed by first line chemotherapy +/- radiotherapy.  Whilst hopefully such procedures are curative, in many instances the tumor returns, and second line treatment strategies are chosen in an effort to achieve a degree of control of the tumor.  Sadly, in many such instances, the benefit is temporary, and eventually the point is reached where the patient’s tumor either fails to adequately respond to treatment, or the treatment has unacceptable toxicity which severely limits its usefulness.

Should the proposed Phase I, II and III clinical trials confirm the efficacy of Propanc’s PRP products, along with the excellent safety and tolerability profile suggested by experience to date, Propanc envisages PRP, and/or PRP-DCM, will potentially have utility in a number of clinical situations, including:

●           In the early stage management of solid tumors, most likely as part of a multi-pronged treatment strategy in combination with existing therapeutic interventions.

●           As a product that can be administered long term for patients following the completion of their initial treatment, in order to prevent or delay recurrence.

●           As an agent which can reduce the risk of the development of cancer in patients at high risk of developing cancer, e.g. Patients who have been diagnosed with pre-cancerous conditions, or those in whom genetic analysis identifies them as being at high risk of developing cancer.

Whilst the above constitute long term opportunities for PRP and/or PRP-DCM, they are not the initial targets for which Propanc plans to develop PRP and/or PRP-DCM.  In the first instance, Propanc plans to target patients with solid tumors, most likely colorectal and pancreatic tumors, for whom other treatment options have been exhausted.  This is a common approach by which most new drugs for cancer are initially tested.  Once efficacy and safety has been demonstrated in this patient population, exploration of the potential utility of the drug in earlier stage disease can be undertaken, together with investigation of the drug’s utility in other types of cancer.

Corporate Strategy

Propanc operates as a ‘virtual’ company contracting services, skills and expertise as required to achieve its scientific and corporate objectives.

As the business grows and gains more personnel, outsourcing will continue to be the preferred model, where fixed and variable costs are carefully managed on a project by project basis. This means our research and development activities will be carried out by third parties. So far we have engaged our research partners from the Universities of Bath and Granada.  Additional third parties with specific expertise in research, compound screening and manufacturing (including raw material suppliers) will be contracted as required.  Initial discussions have been held with several third parties and will be contracted as Propanc progresses into the next stages of the development process.

Propanc’s initial focus will be to organize, coordinate and finance the various parts of the drug development pipeline.  New personnel will be carefully introduced into the company over a period of time as the company’s research and development activities expand. They will have specific expertise in product development, manufacture & formulation, regulatory affairs, toxicology, clinical operations and business development (including intellectual property management, licensing and other corporate activities).

In the first instance, additional clinical management and development expertise is likely to be required for our lead product, therefore Propanc anticipates an increase in employees in order to effectively manage its contractors as the project progress down the development pathway.

This out-sourcing strategy is common in the biotechnology sector, and is an efficient way to obtain access to the necessary skills required to progress a project, in particular as the required skills change as the project progresses from discovery, through manufacturing and non-clinical development, and into clinical trials.  Propanc anticipates continuing to utilize this model, thereby retaining the flexibility to contract in the appropriate resource as and when required.

Current Operations

Propanc is at a pre-revenue stage.  We do not know when, if ever, we will be able to commercialize our PRP products.  Presently, we are focusing our efforts on organizing, coordinating and financing the various aspects of the drug research and development program outlined earlier in this document.  In order to commercialize our PRP products, we must complete preclinical development, and Phase 1, 2 and 3 clinical trials in Germany, the UK, Australia, or elsewhere, and satisfy the applicable regulatory authority that PRP is safe and effective.  We estimate that this will take approximately seven years.  Once we have progressed our development projects sufficiently down the development pathway to achieve a major increase in value, we will consider seeking a suitable licensing partner to complete the remaining development activities, seek regulatory approval, and market the product.

Key Highlights

In summary, the key highlights of this opportunity are:

●           Progressing development of a once-daily proenzyme cancer treatment through non-clinical and clinical development, and ultimately, obtaining regulatory approval as an effective, clinically proven therapeutic option:  Cancer is the leading cause of death worldwide. Global demand for effective, safe and easy to administer cancer treatments is increasing rapidly. Our goal is to receive worldwide regulatory approval in several therapeutic indications for our lead product, targeting tumor types where there is an established medical need and where little or few treatment options exist. We are ready to capitalize on the significant market opportunity which exists for an effective, well tolerated anti-cancer therapeutic.

●           Multiple mechanisms of action: Unlike many products approved for the treatment of cancer, our treatment exerts multiple effects on cancerous cells which inhibits tumor growth and potentially stops it from spreading throughout the body.  As we progress our research, we intend to elucidate further the multiple mechanisms of action to identify opportunities to expand our intellectual property portfolio.  Furthermore, we hope to uncover the molecular target/s of the proenzymes to identify potential opportunities for developing new compounds.

●           Encouraging data from patient treatment: Scientific research undertaken over the last 15 years and the clinical experience from treating patients in the UK and Australia has provided evidence that PRP may be an effective treatment against cancer, and warrants further development.

●           Unique intellectual property: We are focusing on building a significant portfolio of intellectual property around our scientific understanding of the effects of proenzymes in cancer, identifying new formulations, new routes of administration and potential new therapeutic targets. The PRP drug product is an enhanced proenzyme formulation comprising amylase and proenzymes of trypsinogen and chymotrypsinogen, particularly formulated as a suppository suitable for rectal administration.  Patent protection is currently being sought for this PRP drug product, which forms part of the subject matter of International (PCT) Patent Application No. PCT/AU2010/001403 filed on 22 October 2010 in the name of Propanc Pty Ltd.  This international PCT application is also supported by the priority filings of Australian provisional patent application nos. 2009905147 and 2010902655, which were filed on 22 October 2009 and 17 June 2010 respectively (refer to heading “Intellectual Property” for further information).  The PRP-DCM drug product also forms part of the subject matter of International (PCT) Patent Application No. PCT/AU2010/001403.  The Authorised Officer indicated in the Written Opinion issued for this international PCT application, that the patent claims covering the PRP and PRP-DCM products were novel over the prior art cited in the International Search Report.

Current Therapies/Drugs Available

Current drugs in the market offer, at most, a few months of extra life or tumor stabilization.  Studies are revealing the genetic changes in cells that cause cancer and spur its growth and are providing scientific researchers with dozens of molecules, or “targets” that drugs could block.  Tumor cells, however, can develop resistance to drugs.  Some experts believe that drugs that kill most tumor cells do not affect cancer stem cells which can regenerate the tumor (e.g. chemotherapy).

We are developing a therapeutic solution for the treatment of patients with advanced stages of cancer targeting solid tumors, which is cancer that originates in organs or tissues other than bone marrow or the lymph system.  Common cancer types classified as solid tumors include lung, colorectal, ovarian cancer, pancreatic cancer and liver cancers.  In each of these indications, there is a large market opportunity to capitalize on the limitations of current therapies.

Limitations of Current Therapies

PRP was developed because of the limitation of current cancer therapies.  While surgery is often safe and effective for early stage cancer, many standard therapies for late stage cancer urgently need improvement; with current treatments generally providing modest benefits, and frequently causing significant adverse effects.  Our focus is to provide oncologists and their patients with therapies for metastatic cancer which are more effective than current therapies, and which have a substantially better side effect profile.

According to an article by Catherine Arnst in Business Week magazine issued on May 21, 2008, while progress has been made within the oncology sector in developing new treatments, the overall cancer death rate has only improved 7% over the last 30 years.  Most of these new treatments have some limitations, such as:

           Have significant toxic effects,

           Are highly expensive,

           Often have limited survival benefits.

We believe that our treatment will provide a competitive advantage over the following treatments:

●           Chemotherapeutics:  Side effects from chemotherapy can include pain, diarrhea, constipation, mouth sores, hair loss, nausea and vomiting, as well as blood-related side effects, which may include a low number of infection fighting white blood cell count (neutropenia), low red blood cell count (anemia), and low platelet count (thrombocytopenia). Our goal is to demonstrate that our treatment will be more effective than chemotherapeutic and hormonal therapies with fewer side effects.

●           Targeted therapies:  Most common type is multi-targeted kinase inhibitors.  Common side effects include fatigue, rash, hand–foot reaction, diarrhea, hypertension and dyspnoea (shortness of breath).  Furthermore, the tyrosine kinases inhibited by these drugs appear to develop resistance to these inhibitors.  Whilst the clinical findings with PRP are early and subject to confirmation in future clinical trials, no evidence has yet been observed of the development of resistance by the cancer to PRP.

●           Monoclonal antibodies:  Development of monoclonal antibodies is often difficult due to safety concerns.  Side effects which are most common include skin and gastro-intestinal toxicities.  For example, several serious side effects from Avastin, a leading cancer drug, include gastrointestinal perforation and dehiscence (e.g. rupture of the bowel), severe hypertension (often requiring emergency treatment) and nephrotic syndrome (protein leakage into the urine).  Antibody therapy can be applied to various cancer types in some cases, but can also be limited to certain genetic sub populations in many instances.

●           Immunotherapy:  There is a long history of attempts to develop therapeutic cancer vaccines to stimulate the body’s own immune system to attack cancer cells.  These products, whilst they generally do not have the poor safety profile of standard therapeutic approaches, have rarely been particularly effective.  Whilst there are a number of therapeutic cancer vaccines currently in development, most are in the early stages of clinical development.  To date, only one therapeutic cancer vaccine has been approved by the US Food and Drug Administration.

In order to achieve our goal to provide therapies for oncologists and their patients which are more effective than current therapies, Propanc’s scientific and oncology consultants recognize significant hurdles must be met to achieve approval for our therapy, given our early stage of development and the absence of any clinical trial history for our product at this present stage.  This includes the need to undertake and successfully completing non-clinical studies and Phase I, II and III clinical trials to assess the safety and efficacy of our product in specific patient populations. To address this, Propanc has consulted with experienced medical and technical professionals to determine the regulatory requirements which must be met to achieve our goals and we intend to speak with various regulatory authorities in different territories to clarify their specific requirements before undertaking these further development activities.

Market Opportunity

As a proportion of the total global oncology drug sales, the market for new cancer treatments (defined as any new chemical or biological entity approved in the last ten years to treat cancer) has steadily risen, with the segment growing in absolute terms from US$7B in 2003 to just under US$22B in 2006. This definition ensures that only drugs recently launched, showing some superiority over established therapies, are included.  Our cancer treatment is intended to be positioned among the five types of cancer drug classes currently contributing to the significant growth in the oncology market.  The five main drug classes are chemotherapeutics, hormonals, immunotherapy and vaccines, targeted therapies and monoclonal antibodies.

Demand for new cancer products can largely be attributed to a combination of a rapidly aging population in western countries and changing environmental factors, which together are resulting in rising cancer incidence rates. According to the World Health Organization, cancer is expected to increase from 7.6 million annual deaths in 2005 to 9 million annual deaths by 2015, exceeding 11 million annual deaths by 2030.  As such, global demand for new cancer treatments which are effective, safe and easy to administer is rapidly increasing.  Our treatment will potentially target many aggressive tumor types for which little or few treatment options exist.

In the first instance, Propanc plans to target patients with solid tumors, most likely colorectal and pancreatic tumors, for whom other treatment options have been exhausted.  It is reported by the World Health Organization that in 2008, globally these cancers resulted in over 600,000 and 260,000 deaths per year, respectively.  With such a high mortality rate, a substantial unmet medical need exists for new treatments which can extend survival.

For example, current standard treatment for colorectal cancer consists of cytotoxics, which are associated with high levels of toxicity.  Despite the relatively recent approval of Erbitux™ and Avastin™, both of which are monoclonal antibodies, for the treatment of colorectal cancer, significant treatment-related adverse effects continue to be problematic for patients with colorectal cancer.  The need exists for tolerable agents that will improve quality of life for patients as well as offering a potential cure (Datamonitor, 2004).

For pancreatic cancer, due to a lack of effective therapies on the market for pancreatic cancer, any newly approved agents with some efficacy are likely to see significant uptake once commercialized (Datamonitor, 2004). Targeted therapies may fulfill this need, although further intensive R&D is necessary.

Once the efficacy and safety of PRP has been demonstrated in late stage patient populations, Propanc plans to undertake exploration of the utility of the drug in earlier stage disease, together with investigation of the drug’s utility in other types of cancer.

Anticipated Market Potential

It is difficult to estimate the size of the market opportunity for this specific type of product as a clinically proven, proenzyme formulated suppository marketed to oncologists across global territories for specific cancer indications, to the best of management’s knowledge, has not been previously available.

However, the markets for potential market for colorectal and pancreatic cancer may be characterized as follows:

●           Colorectal cancer:

o           In 2009, the global colorectal cancer therapeutics market was worth $7.0 billion. (GlobalData, Colorectal Cancer – Pipeline Assessment and Market Forecasts to 2020, September 2010),

o           Between 2001 and 2009, the market grew at a rate of 27.6%. (GlobalData, Colorectal Cancer – Pipeline Assessment and Market Forecasts to 2020, September 2010),

o           By 2020, the market is expected to be worth $8.8 billion. (GlobalData, Colorectal Cancer – Pipeline Assessment and Market Forecasts to 2020, September 2010),

o           In 2009, bevacizumab was the leading drug with approximate sales worth $2.5 billion and a market share of 35.1%.  Oxaliplatin was the second leading drug with approximate sales of $1.3 billion and a market share 18.6%. Cetuximab, the EGFR inhibitor, was the third leading drug with an approximate sales value of $887 million and a market share of 12.7%. (GlobalData, Colorectal Cancer – Pipeline Assessment and Market Forecasts to 2020, September 2010).

●           Pancreatic cancer:

o           The world market for pancreatic cancer drugs is projected to exceed $1.2 billion by the year 2015. (Global Industry Analysts, Pancreatic Cancer Drugs: A Global Market Report, March 2010),

o           The market is driven by sales of Gemzar, the standard treatment for pancreatic cancer, as well as the only other approved therapy, Tarceva. The only potential option for cure is surgery, for which about a fifth of patients diagnosed with pancreatic cancer are generally suitable. (Global Industry Analysts, Pancreatic Cancer Drugs: A Global Market Report, March 2010),

o           Overall, the market is expected to witness a decline in revenues between 2009 and 2014.  While the genericization of Gemzar will influence the market revenues, no substantial improvement in the unmet medical need is expected. (GlobalData, Pancreatic Cancer – Drug Pipeline Analysis and Market Forecasts to 2016, May 2010).

Based on the current situation for these two markets, Propanc management believes there is an attractive opportunity in both the colorectal and pancreatic cancer market sectors for the introduction of a clinically proven product which can achieve new benefits for patients in terms of survival and quality of life.  The current concentration of products suggests oncologists may be willing to try newly approved products, particularly if they can exhibit a favorable safety profile, although substantive R&D activities will be necessary to both obtain regulatory approval, and to generate the clinical safety and efficacy data needed to convince clinicians to use a new product.

License Agreements

We currently have an exclusive license with the University of Bath (UK), where we and the University co-own the intellectual property relating our proenzyme formulations.  This exclusive license will convert into an assignment of the intellectual property to us once certain development milestones are met.  An opportunity to purchase the commercial rights is available to us at any stage of development.

We have a joint commercialization agreement with the University of Bath and will continue to work together to patent and commercialize these discoveries, while continuing to elucidate the properties of proenzymes with the long term aim of screening new compounds for development.  At present, we are engaged in discussions with several technology companies who are progressing new developments in the oncology field as potential additions to our product line.  Initially targeting the oncology sector, our focus is to identify and develop novel treatments which are highly effective targeted therapies, with few side effects as a result of toxicity to healthy cells.

Propanc previously sponsored a collaborative research project at the University of Bath to investigate the cellular and molecular mechanisms underlying the potential clinical application of Propanc’s proprietary pancreatic proenzyme formulation.  Under the terms of the contract in respect of that project (effective 18 th  July 2008) the University of Bath owns the intellectual property in the project results (with Propanc having certain rights to the same).  Ownership of intellectual property in Propanc’s proprietary application existing prior to the commencement of the research project remained unaffected.

At the completion of the research, Propanc and The University of Bath established an agreement regarding the proenzyme technology where Propanc retained the exclusive rights and license to commercialize the joint patents and any other original research IP.  The agreement enabled the two parties to agree to terms for the commercialization of the technology, specifying future income sharing, royalty rates and license payments.  Terms of the Agreement include:

●           Propanc shall pay to the University of Bath a royalty being two (2) per cent of any and all net revenues.

●           In addition to payment of the royalty, Propanc shall pay to the University of Bath an additional sum of five (5) per cent of each and every licensee payment.

●           Propanc can make an upfront payment to the University of Bath which would serve as a buyout option, which takes into account future royalty rates and additional sums in the future to the University of Bath.

●           Unless terminated earlier, the agreement between the University of Bath and Propanc will continue until the date on which all of the patents worldwide have been held invalid or abandoned, or the date of expiration of the last patent.

●           Propanc has the exclusive right to prepare, file, prosecute, maintain, re-examine and reissue the patents, at Propanc’s sole cost and expense.

●           Following both successful completion of a Phase I clinical trial in man and commencement of a Phase IIa (Proof of Concept) clinical trial in man, in both cases involving the administration of a product or materials within a claim of any of the patents, the University of Bath shall assign its entire right, title and interest in and to the patents to Propanc.

Intellectual Property

We have recently filed an international patent application directed to enhanced proenzyme formulations and combination therapies comprising trypsinogen and chymotrypsin.  The international patent application has been based on previous provisional patent applications capturing our ongoing research and development in this area.

The international patent application was filed on October 22, 2010, which claims priority from Australian provisional patent application nos. 2009905147 (filed October 22, 2010) and 2010902655 (filed June 17, 2010).  The details of such patent are as follows:

●           Title:  A Pharmaceutical Composition For Treating Cancer Comprising Trypsinogen And/Or Chymotrypsinogen And An Active Agent Selected From A Selenium Compound, A Vanilloid Compound, And A Cytoplasmic Glycolysis Reduction Agent.

●           Date filed: 22nd October 2010.

●           Jurisdiction:  The Patent Cooperation Treaty or PCT is an international agreement for filing patent applications having effect in up to 117 countries.  Under the PCT, an inventor can file a single international patent application in one language with one patent office in order to simultaneously seek protection for an invention in up to 117 countries.

●           Application Status:  Pending.

●           Patent costs:  To be paid by Propanc.

●           Expiration date:  Not applicable.

The Company recently completed the 30-month national phase filing deadline for this international PCT application on 22nd April 2012 and has now commenced filing patent applications in countries around the world based on the above priority applications.

Further, provisional patents (patent filing applications which do not include any formal patent claim, oath, declaration or informational disclosures.  These applications provide the means to establish an early effective filing date in a non-provisional patent application filed later in time and allow the term “patent pending” to be applied in connection with the description of the invention or work subject to the patent application.) are also expected to be filed to capture and protect additional patentable subject matter that is identified, namely further enhanced formulations, combination treatments, use of recombinant products, modes of action and molecular targets.

Our intellectual property portfolio also includes an extensive amount of confidential information, know-how and expertise in relation to the development and formulation of proenzyme based combination therapies.

The basis of Propanc’s intellectual property protection will be built around the following elements:

●           Method of use:  Understanding the mechanism of action of the PRP proenzyme formulations, enabling the identification of new molecular targets, potential new therapeutic compounds and identification of new formulations that are adapted to enhance activity.

●           Formulation:  We have developed an enhanced formulation containing the proenzyme trypsinogen in combination with at least one of two types of identified compounds considered effective for providing synergistic enhancement of the proenzyme based formulations.  A patentability assessment, based on an international prior art search, has indicated that strong potential exists for successfully obtaining patent claims covering a broad class of compounds based on the compounds identified.

●           Composition of Matter:  Synthetic recombinant proteins designed to improve the quality, safety and performance of proenzymes used in the proposed formulations form part of the research and development program.

Government Approvals

Dr. Julian Kenyon, as Medical Director of Dove Clinic, received approval via a UK ‘Specials’ License to have manufactured and use a novel three component suppository formulation.  The suppository formulation was developed by Dr. Julian Kenyon and was manufactured by an approved UK ‘Specials’ licensed manufacturer.  This custom manufactured product was used in the treatment of patients, at their expense, at the Dove Clinic and was also made available for the treatment of patients at the Opal Clinic in Australia, with an approval granted via Australia’s Special Access Scheme.  The UK ‘Specials’ regulations are designed to enable access to unlicensed products by individual patients who have special clinical needs that cannot be met by licensed medicinal products, and in Australia the TGA’s Special Access Scheme is a mechanism which provides for the import and/or supply of an unapproved therapeutic good for a single patient, on a case by case basis.

Based on the favorable results reported for the patients treated by the Dove Clinic and the Opal Clinic, as well as some initial experimental animal studies, a meeting was held with the Medicinal Products and Healthcare Regulatory Agency, or the MHRA, in the UK, to determine whether sufficient data was available to initiate patient trials.

In 2008 the MHRA advised that, based on the data presented, the pharmacology supported the clinical development of PRP, and that the conduct of a 28 day multiple ascending dose study in patients with advanced carcinoma could be initiated. This meeting helped Propanc to formalize the development program, with the objective of seeking worldwide regulatory approval for PRP to establish broader commercial acceptance for this type of treatment and thus enable us to generate global sales.

Since that meeting, we have identified a potentially superior formulation of PRP, designated PRP-DCM.  A decision as to the final development candidate will be made once additional data is available on PRP-DCM, and this may impact on the product development pathway.  Unlike the proenzyme formulation of PRP, for which there is considerable clinical experience, albeit by a different route of administration, some of the components in PRP-DCM have limited previous clinical usage, and thus a more substantial non-clinical and early clinical development program will be required should PRP-DCM be the selected development candidate.

The current goals for our lead development program are:

●           The development of a PRP treatment for late stage colorectal or pancreatic cancer, with development for earlier stage disease to follow.

●           Conduct clinical trials in Central Europe, possibly through the German Health Authorities who have experience with enzyme therapy and its use in oncology.  This approach should help facilitate a path to approval in Europe through the European Medicines Agency and eventually US Food and Drug Administration approval.

We intend to meet the German regulatory authority to discuss the proposed development program.

Clinical Trials

We intend to run the Phase I clinical trials in Central Europe.  The trials will be managed and supervised by Professor Klaus Kutz, our Acting Chief Medical Officer, and assisted by Dr. Julian Kenyon and Professor John Smyth, a Scientific Advisory Board Member.

Employees

As of September 30, 2012, we had one full time employee. In addition to the one employee, our management team consists of contributing Board members who provide regular input into the Company’s operational activities. We also seek regular technical input from third party consultants affiliated with the Company. The members of our research and development team include our Founder and Scientific Director, Dr. Julian Kenyon, Acting Chief Medical Officer, Professor Klaus Kutz and additional third parties from our Scientific Advisory Board and partner research organizations.

Our Corporate Information

Our principal executive offices are located at 576 Swan Street, Richmond, VIC, 3121, Australia and our phone number is +61 (0)3 9208 4182.  We were founded in 2010.  Our Australian subsidiary, Propanc Pty Ltd shares offices with us.  It was organized on October 15, 2007.

Corporate History

We were incorporated in the state of Delaware on November 23, 2010.  We were formed for the specific purpose of having shareholders of Propanc Pty Ltd, our Australian subsidiary, directly owning an interest in a U.S. company.  On January 29, 2011, we issued 64,700,525 shares of our common stock in exchange for 64,700,525 shares of Propanc Pty Ltd common stock.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents that we will file with or furnish to the SEC will be available free of charge by sending a written request to our Corporate Secretary at our corporate headquarters.  Additionally, the documents we file with the SEC is or will be available free of charge at the SEC’s Public Reference Room at 100 F Street, NE, Washington D.C. 20549. Other information on the operation of the Public Reference Room is or will be available by calling the SEC at (800) SEC-0330.

Research and Development

During the last two completed fiscal years, we have spent $5,279 and $385,777 on research and development expenses.

 ITEM 1A.   RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our corporate offices are located in Australia.   The lease costs $849 per month and expires on one months notice by either Propanc or the leasing company.

ITEM 3.   LEGAL PROCEEDINGS

From time to time, we may be involved in litigation in the ordinary course of business.  We are not currently a party to any litigation.

ITEM 4.    MINE SAFTEY DISCLOSURES

Not applicable.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock was approved for quotation on the Over-the-Counter Bulletin Board on June 15, 2012 under the symbol “PPCH.”

Currently, there is no established public market for our shares of common stock. Although we have received approval from FINRA in connection with our 15c2-11 application, we are seeking approval from the Depositary Trust Corporation to have our shares traded electronically. We hope to have this approval by December 31, 2012.

Holders

On September 30, 2012, there were 46 holders of record of our Common Stock.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our Board of Directors will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions. Dividends, under Delaware General Corporation Law, may only be paid from our net profits or surplus. To date, we have not had a fiscal year with net profits and do not have surplus.

Recent Sales of Unregistered Securities

In addition to those sales of unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, during the fiscal year ended June 30, 2012, we issued securities without registration under the Securities Act of 1933, as described below.

Name of Class	Date of Sale	No. of Securities	Reason for Issuance
-	-	-	-

(1) The securities were issued in reliance upon the exemption provided by Section 4(2) of the Securities Act.
(2) The securities were issued in reliance upon the exemption provided by Section 3(a)(9) of the Securities Act.

Outstanding Equity Awards

There are no outstanding equity awards.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

We do not pay cash compensation to our directors for service on our Board and our employees do not receive compensation for serving as members of our Board.  Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board members.

ITEM 6.   SELECTED FINANCIAL DATA

Not applicable to smaller reporting companies.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING STATEMENTS

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in Propanc Health Group Corporation's (referred to herein as the "Company", or "Propanc", "we", "our", "ours" and "us") revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Annual Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Annual Report.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of the Company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

US Dollars are denoted herein by “USD”, "$" and "dollars".

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Propanc Health Group Corporation, formerly Propanc PTY LTD, ("the Company", "we", "us", "our") is a development stage enterprise.  Propanc PTY LTD was incorporated in Melbourne, Victoria Australia on October 15, 2007, and is based in Richmond, Victoria Australia.

On November 23, 2010, Propanc Health Group Corporation was incorporated in the state of Delaware. In January 2011, Propanc Health Group Corporation acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary.

We are a research and development company whose primary activity is to develop new treatments for chronic diseases, in particular cancer.  We have generated very limited revenue, have no cancer treatment products available to market and have no products which have reached the clinical trial stage.  We require substantial additional financing to develop our products.

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

Foreign Currency Translation and Comprehensive Income (Loss): The Company’s functional currency is the Australian dollar (AUD). For financial reporting purposes, the Australian dollar has been translated into United States dollars ($) and/or USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive loss as other income (expense).

Accounting for Income Taxes: The Company is governed by Australia and United States income tax laws, which are administered by the Australian Taxation Office and the United States Internal Revenue Service, respectively. The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The Company adopted provisions of ASC 740, Sections 25 through 60, “Accounting for Uncertainty in Income Taxes."  These sections provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods.

Accounting for Stock Based Compensation: The Company records stock based compensation in accordance with ASC section 718, “Stock Compensation” and Staff Accounting Bulletin (SAB) No. 107 (SAB 107) issued by the Securities and Exchange Commission (SEC) in March 2005 regarding its interpretation of ASC 718.  ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  The Company values any employee or non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 "Equity-Based Payments to Non-Employees.

Research and Development Tax Credits: The Company may apply for Research and Development tax concessions with the Australian Taxation Office on an annual basis.  Although the amount is possible to estimate at year end, the Australian Taxation Office may reject or materially alter the claim amount. Accordingly, the Company does not recognize the benefit of the claim amount until cash receipt since collectability is not certain until such time.  The  tax concession is a refundable credit.  If the Company has net income then the Company can receive the credit which reduces its income tax liability.  If the Company has net losses then the Company may still receive a cash payment for the credit, however, the Company's net operating loss carryforwards are reduced by the gross equivalent loss that would produce the credit amount when the income tax rate is applied to that gross amount.  The concession is recognized as an income tax benefit, in operations, upon receipt.

Recent Accounting Pronouncements

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220), Presentation of Comprehensive Income. This update provides amendments to ASC 220 to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS).  Most notably, the update eliminates the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity (deficit). The amendment is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company currently displays comprehensive income (loss) in its statement of operations and accordingly, the adoption of this did not have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2011, the FASB issued ASU 2011-08, which amends (ASC Topic 350), Intangibles-Goodwill and Other, to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company adopted ASU 2011-08 effective December 31, 2011, and such adoption did not have a material effect on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, which amends (ASC Topic 220), Comprehensive Income, to defer certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance, along with relevant sections of ASU 2011-05, on December 31, 2011, and such adoptions did not have a material impact on the Company’s financial statements.

Results of Operations

The following discussion should be read in conjunction with the financial statements and notes thereto included elsewhere in this form 10-K.  The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc Pty Ltd.

For the Year Ended June 30, 2012 compared to the Year ended June 30, 2011

Revenue

For the fiscal years 2012 and 2011, we generated no revenue because the company is currently undertaking research and development activities for market approval and there were no sales generated in this period.

 Administration Expense

Administration expense increased to $11,571,613 for the years ended June 30, 2012 as compared with $1,837,668 for the year ended June 30, 2011.  This increase is primarily attributable to Accountancy expenses $117,389, Legal expenses $229,269 and investor relations expenses $10,889,153.  The majority of the investor relations expenses are non-cash with the largest potion related to the Company issuing 7,215,365 shares of common stock to a third party consultant for services.  The shares were valued at $1.50 (based on a contemporaneous cash sales price and anticipated offering price) or $10,823,048.  The Company recognized $645,107 of amortization related to this agreement through June 30, 2011 with the remaining $10,177,941 recognized as expense during fiscal 2012.

Occupancy Expense

Occupancy expense increased by $957 to $12,878 for the year ended June 30, 2012 due to a 3.5% increase in rent based on a "rent review date" clause in the Company's month-to-month rental agreement.

Research and Development Expenses

Research and Development was only $5,279 for the year ended June 30, 2012 as compared with $385,777 for the year ended June 30, 2011.  This decrease was primarily attributable to less activity due to the company's limited cash resources.

Interest Expense/Income

Interest expense increased to $2,967 for the year ended June 30, 2012 as compared with $0 for the year ended June 30, 2011.  This is primarily attributable to interest bearing loans made to the company during the fiscal year.

 Income Tax Benefit

During the years-ended ended June 30, 2012 and 2011, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $173,928 and $84,581.  The $89,347 increase was related to an increase in expenditures in fiscal 2011 (recorded as a benefit in fiscal 2012) as compared to fiscal 2010 (recorded as a benefit in fiscal 2011).

Net loss

Net loss increased to $11,434,375 for the year ended June 30, 2012 as compared with $2,151,977 for the year ended June 30, 2011.  The increase is primarily attributable to and increase in share based payment arrangements in fiscal 2012 which increased the fiscal 2012 net loss by $10,883,888.

Liquidity and Capital Resources

	For the Fiscal Year Ended June 30,
	2012	2011
Net cash used in operating activities	$(170,278)	$(1,395,376)
Net cash used in investing activities	$(0)	$(29,232)
Net cash provided by financing activities	$170,331	$1,424,118

Net cash used in operations was $1,395,376 for the fiscal year ended June 30, 2011 compared to $170,278 for the same period in 2012.   This decrease was primarily attributable to less activity due to the company's limited cash resources.

There were no cash transactions from investing activities in fiscal year 2012 compared to $29,232 for 2011 which was mainly comprised of patent expenditures.

Cash flows provided by financing activities for the fiscal year ended June 30, 2012 were $170,331 compared to $1,424,118 for the fiscal year ended June 30, 2011. This decrease is primarily attributable to the limited stock issuances for cash for the 2012 fiscal year when compared to 2011.

We have substantial capital resource requirements and have incurred significant losses since inception.  As of  June 30, 2012, we had  $179 in cash.  Based upon our current business plans, we will need considerable cash investments to be successful.  Such capital requirements are in excess of what we have in available cash and what we currently have commitment for.  Therefore, we do not have enough available cash to meet our obligations over the next 12 months.

Related Party Transactions

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of June 30, 2012 and 2011, the Company owed certain directors a total of $75,177 and $78,403 respectively, for money loaned to the Company throughout the years. The loan balance owed at June 30, 2012 was not interest bearing.

From Inception through June 30, 2009, the Company issued 51,300,000 shares of common stock to its directors for cash.

In March 2008, the company entered into a distribution agreement with a related party company controlled by a Director. As a result, the Company sold product to this related party and recorded $28,317 and $2,657 in revenue for the years ended June 30, 2008 and 2009 respectively.

As of June 30, 2012 and 2011, the Company owed two directors a total of $63,668 and $66,400, respectively, related to expenses incurred on behalf of the Company related to corporate startup costs and intellectual property.

From inception, common shares were sold to and offering cost paid to certain related parties.

On May 13, 2010, $534,856 of accrued interest and loans from directors were converted into 3,305,615 shares of the Company’s common stock.

On May 13, 2010, an officer and director of the Company transferred 1,855,487 of his own personal shares to a related party trust in exchange for services rendered. The wife of the Company's Chief Executive Officer is a beneficiary of the trust and the wife's parents control the trust ("related party trust").

Contractual Obligations

In November 2009, the Company entered into a commercialization agreement whereby the Company agreed to pay royalties of 2% of net revenues.  Additionally, the Company agreed to pay 5% of each and every license agreement subscribed for.  The contact is cancellable at anytime by either party.  To date, no amounts are owed under the agreement.

In May 2011, the Company entered into an agreement with a consultant whereby the consultant would provide acquisition services and be paid success fees in cash and equity based upon a stipulated percentage of the transaction price. No such acquisitions have occurred as of the date of this filing.

In September 2009, the Company entered into a month to month lease agreement with monthly rent at $1,016 per month which in fiscal 2012, became subject to a 3.5% escalation clause or $1,052 per month.

Going Concern Qualification

The Company has incurred significant losses from operations, and such losses are expected to continue. The Company’s Independent Registered Public Accounting Firm has included a "Going Concern Qualification" in their report for the years ended June 30, 2012 and 2011.  In addition, the Company has negative working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult to raise capital.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

 Cautionary Note Regarding Forward-Looking Statements

This report includes forward-looking statements regarding our liquidity, our ability to complete financing, our ability to purchase capital expenditures, expected proceeds, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product.

All statements other than statements of historical facts contained in this report, including statements regarding our future financial position, liquidity, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “could,” “target,” “potential,” “is likely,” “will,” “expect” and similar expressions, as they relate to us, are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

The results anticipated by any or all of these forward-looking statements might not occur. Important factors, uncertainties and risks that may cause actual results to differ materially from these forward-looking statements are contained in the risk factors that follow. We undertake no obligation to publicly update or revise any forward-looking statements, whether as the result of new information, future events or otherwise. For more information regarding some of the ongoing risks and uncertainties of our business, see the risk factors which follow.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to smaller reporting companies.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Propanc Health Group Corporation

We have audited the accompanying consolidated balance sheets of Propanc Health Group Corporation and Subsidiary (a development stage company) at June 30, 2012 and 2011 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the years in the two-year period ended June 30, 2012 and for the period from October 15, 2007 (Inception) through June 30, 2012. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Propanc Health Group Corporation and Subsidiary (a development stage company) at June 30, 2012 and 2011 and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended June 30, 2012 and for the period from October 15, 2007 (Inception) through June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial consolidated statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, has no revenues in 2012 and 2011 and has a net loss and net cash used in operating activities in 2012 of $11,434,375 and $170,278 respectively, and has a working capital deficit, stockholders' deficit and deficit accumulated during development stage of $542,536, $537,919 and $15,280,715, respectively, at June 30, 2012. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
October 15, 2012

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2012	June 30, 2011

ASSETS

CURRENT ASSETS:
Cash	$179	$132
Deposit held in escrow	328	-
GST tax receivable	2,624	1,857
Prepaid expenses and other current assets	38,520	10,777,951

TOTAL CURRENT ASSETS	41,651	10,779,940

Property and Equipment, net	4,617	6,655
Patent Costs	-	27,563

TOTAL ASSETS	$46,268	$10,814,158

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$192,473	$27,717
Accrued expenses and other payables	135,770	13,461
Advances from Investor - related party	-	84,760
Convertible debentures	75,000	-
Due to directors - related parties	63,668	66,400
Loans from director - related parties	75,177	78,403
Employee benefit liability	42,099	36,108

TOTAL CURRENT LIABILITIES	584,187	306,849

Commitments and Contingencies (See Note 10)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 10,000,000 shares
authorized; zero shares issued and outstanding as of
June 30, 2012 and June 30, 2011, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 72,705,569 and 71,915,890 shares issued and
outstanding as of June 30, 2012 and June 30, 2011, respectively	72,706	71,915
Common stock issuable, $0.001 par value; 5,877 and 0 shares issued and
outstanding as of June 30, 2012 and June 30, 2011, respectively	6	-
Subscription receivable	(325)	-
Additional Paid-in Capital	15,029,326	14,401,919
Accumulated other comprehensive loss	(358,917)	(120,185)
Deficit accumulated during development stage	(15,280,715)	(3,846,340)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(537,919)	10,507,309

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$46,268	$10,814,158

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011, AND
FOR THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2012

			For the period from
			October 15,
			2007 (Inception)
	Year Ended June 30,		to June 30,
	2012	2011	2012

REVENUE
Royalty revenue - related party	$-	$-	$30,974

OPERATING EXPENSES
Administration expenses	11,571,613	1,837,668	14,686,051
Occupancy expenses	12,878	11,921	56,580
Research and development	5,279	385,777	643,323
TOTAL OPERATING EXPENSES	11,589,770	2,235,366	15,385,954

LOSS FROM OPERATIONS	(11,589,770)	(2,235,366)	(15,354,980)

OTHER INCOME (EXPENSE)
Interest expense	(2,967)	-	(174,163)
Interest income	141	439	9,005
Foreign currency transaction loss	(15,707)	(1,631)	(19,086)
TOTAL OTHER INCOME (EXPENSE)	(18,533)	(1,192)	(184,244)

LOSS BEFORE INCOME TAXES	(11,608,303)	(2,236,558)	(15,539,224)

INCOME TAX BENEFIT	173,928	84,581	258,509

NET LOSS	(11,434,375)	(2,151,977)	(15,280,715)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(238,732)	(19,598)	(358,917)

COMPREHENSIVE LOSS	$(11,673,107)	$(2,171,575)	$(15,639,632)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.16)	$(0.03)	$(0.31)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	72,153,072	62,973,002	48,782,562

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011, AND
FOR THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2012

									Deficit Accumulated During Development Stage	Accumulated Other Comprehensive loss	Total Stockholders' Equity (Deficit)
								Additional Paid-in Capital
	Preferred Stock		Common Stock Issuable		Common Stock		Subscription Receivable
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value

Balance at October 15, 2007 (Inception of Development Stage)	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-

Issuance of common stock for cash @ $0.01 - related parties	-	-	-	-	41,040,000	41,040	-	(41,022)	-	-	18

Contributed capital - related party	-	-	-	-	-	-	-	495,665	-	-	495,665

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(2,522)	(2,522)

Net loss, October 15, 2007 (Inception) through June 30, 2008									(408,027)		(408,027)

Balance at June 30, 2008	0	$-	0	$-	41,040,000	$41,040	$-	$454,643	$(408,027)	$(2,522)	$85,134

Issuance of common stock for cash @ $0.01 - related parties	-	-	-	-	10,260,000	10,260	-	(10,256)	-	-	4

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(50,680)	(50,680)

Net loss, June 30, 2009									(443,849)		(443,849)

Balance at June 30, 2009	0	$-	0	$-	51,300,000	$51,300	$-	$444,387	$(851,876)	$(53,202)	$(409,391)

Issuance of common stock for cash @ $0.18	-	-	-	-	583,334	583	-	91,227	-	-	91,810

Issuance of stock for services	-	-	-	-	1,092,112	1,092	-	175,613	-	-	176,705

Officer shares contributed to third party for services rendered	-	-	-	-	-	-	-	299,737	-	-	299,737

Conversion of notes payable and accrued interest to common stock - related parties	-	-	-	-	3,305,615	3,306	-	531,550	-	-	534,856

Gain on related party debt converted to common stock	-	-	-	-	-	-	-	9,252	-	-	9,252

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(47,385)	(47,385)

Net loss, June 30, 2010									(842,487)		(842,487)

Balance at June 30, 2010	0	$-	0	$-	56,281,061	$56,281	$-	$1,551,766	$(1,694,363)	$(100,587)	$(186,903)

Issuance of common stock for cash @ $0.16 - $0.18	-	-	-	-	7,639,465	7,639	-	1,275,491	-	-	1,283,130

Shares issued for offering costs	-	-	-	-	139,400	139	-	(139)	-	-	0

Issuance of stock for services	-	-	-	-	7,855,964	7,856	-	11,574,801	-	-	11,582,657

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(19,598)	(19,598)

Net loss, June 30, 2011									(2,151,977)		(2,151,977)

Balance at June 30, 2011	0	$-	0	$-	71,915,890	$71,915	$-	$14,401,919	$(3,846,340)	$(120,185)	$10,507,309

Issuance of common stock for conversion of convertible debt	-	-	877	1	48,341	48	-	73,778	-	-	73,827

Issuance of common stock for cash @ $0.65	-	-	5,000	5	85,534	86	(325)	107,459	-	-	107,225

Shares issued under voluntary ratchet	-	-	-	-	31,622	32	-	20,522	-	-	20,554

Issuance of common stock for conversion of accrued expenses	-	-	-	-	24,182	24	-	36,248	-	-	36,272

Issuance of stock for services	-	-	-	-	600,000	600	-	389,400	-	-	390,000

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(238,732)	(238,732)

Net loss, June 30, 2012									(11,434,375)		(11,434,375)

Balance at June 30, 2012	0	$-	5,877	$6	72,705,569	$72,706	$(325)	$15,029,326	$(15,280,715)	$(358,917)	$(537,919)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2012 AND 2011,
AND FOR THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2012

			For the Period from
	Year Ended June 30,		October 15, 2007 (Inception)
	2012	2011	to June 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(11,434,375)	$(2,151,977)	$(15,280,715)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Issuance of common stock for services	363,455	114,028	654,188
Amortization of prepaid shares issued for services	10,499,215	645,107	11,144,322
Shares issued for voluntary ratchet	21,218	-	21,218
Officer shares contributed to third party consultant	-	-	299,737
Write off of previously capitalized patent costs	26,855	-	26,855
Foreign currency transaction (loss) gain	15,707	-	15,707
Depreciation expense	1,792	1,857	10,149
Changes in Assets and Liabilities:
Escrow account	(333)	-	(333)
Accounts receivable	-	-	(664)
GST receivable	(857)	19,758	(495)
Other assets	2,040	22,454	2,575
Accounts payable	161,623	(23,289)	181,423
Employee benefit liability	7,598	9,158	37,684
Accrued expenses	162,817	(32,472)	178,776
Accrued interest	2,967	-	186,784

NET CASH USED IN OPERATING ACTIVITIES	(170,278)	(1,395,376)	(2,522,789)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(3,506)	(14,786)
Patent costs	-	(25,726)	(25,726)

NET CASH USED IN INVESTING ACTIVITIES	-	(29,232)	(40,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	28,025	1,359,840	1,479,675
Contributed capital	-	-	495,665
Subscription receivable - related party	-	-	22
Related party expenses paid on behalf of company	-	-	57,262
Loan repayments to principal stockholder	-	(14,834)	(14,834)
Investor Advances - related party	-	79,112	79,112
Proceeds from convertible promissory note	142,306	-	142,306
Loan proceeds from principal stockholder	-	-	369,174

NET CASH PROVIDED BY FINANCING ACTIVITIES	170,331	1,424,118	2,608,382

Effect of exchange rate changes on cash	(6)	94	(44,902)

NET INCREASE (DECREASE) IN CASH	47	(396)	179

CASH AT BEGINNING OF YEAR	132	528	-

CASH AT END OF YEAR	$179	$132	$179

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-	$-
Income Tax	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Conversion of notes payable to common stock	$-	$-	$341,208
Conversion of accrued interest to common stock	$-	$-	$193,648
Gain on related party debt conversion	$-	$-	$9,252
Prepaid common stock issued for services	$37,917	$-	$10,860,965
Advance from investor - related party, reclassified to common stock	$80,000	$-	$80,000
Conversion of accrued expenses to common stock	$36,272	$-	$36,272
Conversion of convertible notes and accrued interest to common stock	$75,894	$-	$75,894

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 and 2011

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of the Business

Propanc Health Group Corporation, formerly Propanc PTY LTD, ("the Company", "we", "us", "our") is a development stage enterprise.  Propanc PTY LTD was incorporated in Melbourne, Victoria Australia on October 15, 2007, and is based in Richmond, Victoria Australia. Since inception, substantially all of the efforts of the Company have been the development of new cancer treatments targeting high risk patients who need a follow up, non toxic, long term therapy which prevents the cancer from returning and spreading. The Company is in the development stage and has begun raising capital, financial planning, establishing sources of supply, and acquiring property and equipment. The Company anticipates establishing global markets for its technologies.

On November 23, 2010, Propanc Health Group Corporation was incorporated in the state of Delaware. In January 2011, Propanc Health Group Corporation acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary.   All share and per share data in the accompanying consolidated financial statements has been retroactively adjusted for this recapitalization giving effect to a common share par value of $0.001.

Basis of Presentation

The financial statements are presented in accordance with Financial Accounting Standards Board Accounting Standards Codification ASC 915 for development stage entities. As such, the Company is presented as in the development stage from October 15, 2007 (Inception) through June 30, 2012. See also Note 2.

Principals of Consolidation

The consolidated financial statements include the accounts of Propanc Health Group Corporation and its wholly-owned subsidiary, Propanc PTY LTD. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Significant estimates in the accompanying consolidated financial statements include the estimates of depreciable lives and valuation of property and equipment and intangible assets, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the valuation allowance on deferred tax assets and foreign currency translation due to certain average exchange rates applied in lieu of spot rates on translation dates.

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Australian dollar (AUD). For financial reporting purposes, the Australian dollar has been translated into United States dollars ($) and/or USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive loss as other income (expense). There have been no significant fluctuations in the exchange rate for the conversion of Australian dollars to USD after the balance sheet date.

Comprehensive loss from inception, through June 30, 2012, included foreign currency translation gains (losses).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 and 2011

Fair Value of Financial Instruments and Fair Value Measurements

We measure our financial assets and liabilities in accordance with United States generally accepted accounting principles. For certain of our financial instruments, including cash and cash equivalents, accounts and other receivables, accounts payable and accrued and other liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for loans payable, also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

We adopted accounting guidance for fair value measurements of financial assets and liabilities. The adoption did not have a material impact on our results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less held at call with financial institutions, and bank overdrafts. Bank overdrafts are shown within borrowings in current liabilities on the balance sheets.  There were no overdrafts or cash equivalents as of June 30, 2012 or 2011.

Receivables

As amounts become uncollectible, they will be charged to an allowance or operations in the period when a determination of uncollectability is made. Any estimates of potentially uncollectible customer accounts receivable will be made based on an analysis of individual customer and historical write-off experience. The Company’s analysis included the age of the receivable account, creditworthiness, and general economic conditions.

Property, Plant, and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals, and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the declining balance method. The depreciable amount is the cost less its residual value.

The estimated useful lives are as follows:

Machinery and equipment  3  years

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 and 2011

Patents

Patent costs are stated at cost and will be reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods, once determined, to be benefited if and once the patent has been granted by a regulatory agency.  The Company will write-off any currently capitalized costs for patents not granted.  As the Company's product is not currently approved for market, the Company wrote-off approximately $27,000 of previously capitalized patent costs related to various applications. Currently, the Company has one International patent pending which was jointly applied for by the company and another entity. The Company recently completed the 30 month national phase filing deadline for this international patent and has now commenced entering the national phase in countries around the world. Provisional patents are currently being filed in the following countries/regions: United States, Japan, Brazil, China, Mexico, Hong Kong, Israel, Chile, Peru, Malaysia, Vietnam, Indonesia, Europe, Russia, India, Australia, New Zealand, South Africa and South Korea.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  Based on its review, the Company believes that, as of June 30, 2012, and 2011, there was no impairment of its long-lived assets related to property and equipment however, see above related to patent impairments in fiscal 2012.

Employee Benefit/Liability

Liabilities arising in respect of wages and salaries, annual leave, accumulated sick leave and any other employee benefits expected to be settled within twelve months of the reporting date are measured at their nominal amounts based on remuneration rates which are expected to be paid when the liability is settled. All other employee benefit liabilities are measured at the present value of the estimated future cash outflow to be made in respect of services provided by employees up to the reporting date.  All employee liabilities are owed within the next twelve months.

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

As of June 30, 2012 and 2011 the Company was owed $2,624 and $1,857 from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

Income Taxes

The Company is governed by Australia and United States income tax laws, which are administered by the Australian Taxation Office and the United States Internal Revenue Service, respectively. The Company follows FASB ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The Company adopted provisions of ASC 740, Sections 25 through 60, “Accounting for Uncertainty in Income Taxes."  These sections provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. Upon the adoption of ASC 740, the Company had no unrecognized tax benefits. During the years ended June 30, 2012 and 2011 no adjustments were recognized for uncertain tax benefits. The years 2008 through 2012 are subject to examination by the Australian Taxation Office.  The years ended June 30, 2011 and 2012 is subject to examination by the United States Internal Revenue Service.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 and 2011

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

During the years-ended ended June 30, 2012 and 2011, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $173,928 and $84,581 respectively, which is reflected as an income tax benefit in the accompanying consolidated statement of operations and comprehensive loss.

Stock Based Compensation

The Company records stock based compensation in accordance with ASC section 718, “Stock Compensation” and Staff Accounting Bulletin (SAB) No. 107 (SAB 107) issued by the Securities and Exchange Commission (SEC) in March 2005 regarding its interpretation of ASC 718.  ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  The Company values any employee or non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 "Equity-Based Payments to Non-Employees.

Revenue Recognition

In accordance with Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, (codified in ASC 605) the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, the Company recognizes revenue relating to royalties on product sales in the period in which the sale occurs and the royalty term has begun.

Start-up Costs

In accordance with ASC 720-15-15, start-up costs are expensed as incurred.

Research and Development Costs

In accordance with ASC 730-10,  Research and development costs are expensed when incurred.  Total research and development costs for the years ended June 30, 2012 and 2011 were $5,279 and $385,777, respectively.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.   As a result, the basic and diluted per share amounts for all periods presented are identical. As of June 30, 2012 and 2011, there were approximately 50,000 and 0, potentially dilutive securities related to convertible notes payable which were excluded from the computation.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 and 2011

Recently Adopted Accounting Pronouncements

In June 2011, FASB issued ASU No. 2011-05, Comprehensive Income (ASC Topic 220), Presentation of Comprehensive Income. This update provides amendments to ASC 220 to increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS).  Most notably, the update eliminates the option to present components of other comprehensive income (loss) as part of the statement of changes in stockholders’ equity (deficit). The amendment is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company currently displays comprehensive income (loss) in its statement of operations and accordingly, the adoption of this did not have a material effect on the financial position, results of operations or cash flows of the Company.

In September 2011, the FASB issued ASU 2011-08, which amends (ASC Topic 350), Intangibles-Goodwill and Other, to allow entities to use a qualitative approach to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If after performing the qualitative assessment an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step goodwill impairment test. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The Company adopted ASU 2011-08 effective December 31, 2011, and such adoption did not have a material effect on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, which amends (ASC Topic 220), Comprehensive Income, to defer certain aspects of ASU 2011-05. The new guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted this guidance, along with relevant sections of ASU 2011-05, on December 31, 2011, and such adoptions did not have a material impact on the Company’s financial statements.

Other ASUs which are not effective until after June 30, 2012 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 and 2011

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  For the year ended June 30, 2012, the Company was in the development stage, had no revenues and had a net loss of $11,434,375, and net cash used in operations of $170,278.  Additionally, as of June 30, 2012, the company had a working capital deficit, stockholders' deficit and deficit accumulated during development stage of $542,536, $537,919 and $15,280,715, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company is in the development stage at June 30, 2012 and has been since its October 15, 2007 inception. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, acceptance of the Company's International patent application and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

As discussed in Note 13, the Company has raised $76,355 in debt financing from July 1, 2012 through the date of this filing and is in the process of preparing an offering of its securities.

NOTE 3 – PROPERTY AND EQUIPMENT

Property, plant, and equipment consist of the following as of June 30,

	2012	2011

Office equipment at cost	$16,143	$16,837
Less: Accumulated depreciation	(11,526)	(10,182)

Total property, plant, and equipment	$4,617	$6,655

Depreciation expense for the years ended June 30, 2012 and 2011 were $1,792 and $1,857, respectively.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 and 2011

NOTE 4 – OTHER CURRENT ASSETS

Other assets consists of the following as of June 30,

	2012	2011

Common stock issued for services	$38,520	$10,775,858
Prepaid insurance	-	2,093

Total Prepaids and Other Current Assets	$38,520	$10,777,951

As discussed in Note 8, in June 2011, the Company issued 7,215,365 shares of common stock to a third party consultant for services.  The shares were valued at $1.50 (based on a contemporaneous cash sales price and anticipated offering price).  The $10,823,048 was recorded as a prepaid expense and is being amortized over the one-year term of the agreement.  The Company recognized $645,107 of amortization related to this agreement through June 30, 2011.  The total prepaid balance as of June 30, 2011 is $10,775,858. This was fully amortized during fiscal 2012.

As discussed in Note 8, in February 2012, the Company issued 100,000 shares of common stock to a third party for services to be performed over the contract term.  The shares were valued at $0.65 (based on contemporaneous cash sales prices) with a total value of $65,000.  The Company has amortized approximately five months of the prepaid shares issued for services leaving a balance of $38,520 as of June 30, 2012.

NOTE 5 – DUE TO DIRECTORS - RELATED PARTY

Due to directors - related party represents unsecured advances made by the directors for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company are due upon demand.  The Company is currently not being charged interest under these advances. The total amount owed these directors at June 30, 2012 and 2011 is $63,668 and $66,400 respectively.

NOTE 6 – LOAN FROM DIRECTORS - RELATED PARTY

During 2010, the Company received $89,000 of additional proceeds from a director.  These advances are non-interest bearing.  The Company repaid a portion of these advances in fiscal 2011 and the total amount owed the director at June 30, 2012 is $75,177.

NOTE 7 – CONVERTIBLE DEBENTURES

In August and December 2011, the Company issued two convertible debentures in exchange for $42,000 and $30,000 of cash, respectively and a further convertible debenture in March 2012 in exchange for $75,000 of cash. The notes are convertible at $1.50 per share, due six months from the issuance date and carry an interest rate of 5% per annum. The Company evaluated ASC 815 "Derivatives and Hedging" and determined that the conversion features do not cause bifurcation and treatment of the embedded conversion option as a derivative liability.  Furthermore, there was no beneficial conversion feature values associated with the notes at the note dates as the conversion price was greater than or equal to the fair market value of the stock as evidenced by cash sales of common stock.

The above mentioned August 2011 convertible debenture for $42,000 was converted to shares of common stock in February 2012.  $43,068 of principal and interest was converted at $1.50 into 28,712 shares. See Note 9.

The above mentioned December 2011 convertible debenture for $30,000 was converted to shares of common stock in June 2012.  $30,758 of principal and interest was converted at $1.50 into 20,506 shares. See Note 9.

The remaining note balance, which pertains to the above mentioned March 2012 debenture, as of June 30, 2012 is $75,000. (see conversion of this note in footnote 13).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 and 2011

NOTE 8 – INCOME TAXES

The Company follows ASC 740-10-10, under which an entity recognizes deferred tax assets and liabilities for future tax consequences or for events that were previously recognized in the Company’s financial statements or tax returns.  The measurement of deferred tax assets and liabilities is based on enacted tax law provisions.  The effects of future changes in tax laws or rates are not anticipated.  As of June 30, 2010, the Company operated exclusively in Australia.  The Company was wholly subject to Australia income tax laws and regulations, which are administered by the Australian Taxation Office for the year ended June 30, 2010.

On November 23, 2010, Propanc Health Group Corporation was incorporated in the state of Delaware.  In January 2011, Propanc Health Group Corporation acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary.  As a result of these transactions, the Company is subject to the income tax laws of both the United States and Australia for the years ended June 30, 2011 and 2012.  For the years ended June 30, 2012 and 2011, all the Company’s loss before income taxes resulted entirely from its Australian activities and its taxable loss was only subject to Australian tax law.

At June 30, 2012, the Company has a net operating loss (NOL) for Australian tax purposes only, that approximates $6,412,751.   Consequently, the Company may have NOL carryforwards available for income tax purposes, which will continue to be available until they are recovered through earning taxable income.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.   The NOL is subject to a reduction of up to $1,076,201, if a research and development credit the Company applied for is granted by the Australian Taxation Office.

The components for the provision for income taxes are as follows:

	Year Ended
	June 30,	June 30,
	2012	2011

Current Taxes	$(173,928)	$(84,581)
Deferred Taxes	-	-
Provision for Income Taxes	$(173,928)	$(84,581)

The items accounting for the difference between income taxes at the Australia statutory rate and the provision for income taxes are as follows:

	Year Ended
	June 30,		June 30,
	2012		2011
	Amount	Impact on Rate	Amount	Impact on Rate

Income Tax Expense (Benefit) at Australia Statutory Rate	$(3,482,491)	(30.00)%	$(670,967)	(30.00)%

Stock Based Compensation	-	0.00%	-	0.00%

R&D Refundable Tax Credit	(173,928)	(1.50)%	(84,581)	(3.78)%

Reduction of NOL Carryforward Due to R&D Tax Credit	173,928	1.50%	84,581	3.78%

Deferred Tax Valuation Allowance	3,211,114	27.66%	720,710	32.22%

Foreign Exchange Rate Changes	97,449	0.84%	(134,324)	(6.01)%

Total Income Tax Expense (Benefit)	$(173,928)	(1.50)%	$(84,581)	(3.79)%

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 and 2011

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

	June 30,	June 30,
	2012	2011
Current Deferred Tax Assets
Provision for annual leave	$12,630	$10,832
Superannuation	4,114	-
Total Current Deferred Tax Assets	$16,744	$10,832

Current Deferred Tax Liabilities
Prepaid Investor Services	$-	$(323,377)
Prepaid expenses	-	-
Prepaid insurance	-	-
Accounts Payable/trade creditors	-	-
Patent Costs	-	(226)
Total Current Deferred Tax Liabilities	$-	$(323,603)

Non-Current Deferred Tax Assets
Prepaid Investor Services	$2,284,981	$-
Capital Raising Costs	30,870	32,195
Legal Costs	30,948	32,277
Intellectual Property	15,410	16,071
Patent Costs	23,518	-
Formation Expense	9,445	9,850
Net Operating Loss Carryover	1,893,262	1,316,442
Foreign Exchange Loss (OCI)	107,675	36,056
Total Non-Current Deferred Tax Assets	4,396,109	1,422,891
Deferred Tax Valuation Allowance	(4,412,853)	(1,130,120)
Total Non-Current Deferred Tax Assets	(16,744)	312,771

Total Deferred Tax Assets (Net)	$-	$-

Management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

The Company follows ASC 740-10, which provides guidance for the recognition and measurement of certain tax positions in an enterprise’s financial statements.  Recognition involves a determination whether it is more likely than not that a tax position will be sustained upon examination with the presumption that the tax position will be examined by the appropriate taxing authority having full knowledge of all relevant information.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of June 30, 2012, the Company had no unrecognized tax benefits.  There were no changes in the Company’s unrecognized tax benefits during the years ended June 30, 2012 and 2011.  The Company did not recognize any interest or penalties during fiscal 2012 or 2011 related to unrecognized tax benefits.

The income tax returns filed for the tax years from inception will be subject to examination by the relevant taxing authorities.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 and 2011

NOTE 9 – STOCKHOLDERS’ EQUITY (DEFICIT)

On August 3, 2009, the Company’s Board of Directors approved a 20,520:1 stock split. The share and per share amounts in the accompanying financial statements and footnotes, have been retroactively adjusted for all periods presented. Additionally, in connection with the recapitalization as described in Note 1, all share and per share data has been retroactively adjusted for all periods presented to adjust for the new common stock par value of $0.001 and for the new legal titles of capital stock.

On December 21, 2007, the Company issued 19,083,600 shares of common stock for cash to the founders of the Company. Total proceeds received were $9.

On May 8, 2008, the Company issued 21,956,400 shares of its common stock for cash to the founders of the Company. Total proceeds received were $9.

From November 2007 through June 2008, a director of the Company contributed $495,665 in cash to the Company.

On June 2, 2009, the Company issued 10,260,000 shares of its common stock for cash to the founders of the Company.  Total proceeds received were $4.

On May 13, 2010, $534,856 of accrued interest and loans from directors were converted into 3,305,615 shares of the Company’s common stock.   The shares were to be convertible at the same price as the first cash subscriber of common stock which was $0.16 per share as described below.  Based on an immaterial difference in the conversion formula, the director shares were converted at other prices immaterially different from the stipulated conversion price. Based on written agreements with the debt holders, there is no further obligation to these shareholders. The difference in the conversion price when compared to the fair market value of the common stock resulted in the Company charging what would have been recorded as a gain of $9,252, to additional paid in capital due to the related party nature of the transaction.

On May 13 and 19, 2010, the Company sold 583,334 shares of common stock to subscribers at $0.16 per share.  The Company received proceeds of $91,810 from the sale of the stock. 305,556 shares subscribed for were from a related party trust (Note 11).

On May 13, 2010, the Company issued 1,092,112 shares of common stock for prior services rendered.  The shares were valued at the most recent cash sales price of $0.16 resulting in a non-cash charge to operations of $176,705.

On May 13, 2010, an officer and director of the Company transferred 1,855,487 of his own personal shares to a related party trust (Note 11) in exchange for services rendered.  As a result of the exchange, the Company recorded a non-cash charge to operations of $299,737 based on the fair market value of the common stock exchanged which was $0.16 per share as evidenced by recent cash sales.

From August through October 2010, the Company sold 7,639,465 shares of common stock to subscribers at translated prices between $0.16 and $0.18 per share. The Company received gross proceeds of $1,283,130 from the sales. 4,000,002 shares subscribed for were from a related party trust (Note 11) and 1,054,761 were from an entity controlled by the CEO of the Company.

In November 2010, the Company issued 139,400 shares for offering costs to a related party trust (Note 11) related to the above fiscal 2011 stock sales.  There was no financial statement accounting effect for the issuance of the stock as the value has been fully charged to Additional Paid-in-Capital as an offering cost against the offering proceeds.

In November 2010, the Company issued 640,599 shares of common stock for prior services rendered. The shares were valued at the most recent cash sales price of $0.18 resulting in a non-cash charge to operations of $113,474.

In June 2011, the Company issued 7,215,365 shares of common stock to a third party consultant for services.  The shares were valued at $1.50 (based on a contemporaneous cash sales price and anticipated offering price).  The $10,823,048 was recorded as a prepaid and is being amortized over the one-year term of the agreement, see Note 4.

In July 2011, the Company received $5,240 in advances from investor - related party. In August 2011, the Company obtained proper documentation from that investor and the $84,760 advance from investor previously recorded in current liabilities as of June 30, 2011 and the additional $5,240 advance, totaling $90,000, was exchanged for 63,234 shares of common stock at $1.50 per share.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 and 2011

In November 2011, the Company and a third party consultant agreed to settle certain liabilities which had been paid for by the consultant on behalf of the Company and included in accrued expenses.  The total amount due to the consultant on the agreement date was $72,545 of which one-half was to be repaid in cash and the other half was to be paid through the issuance of common stock.   The cash payment owed is in accrued expenses as of March 31, 2012 and 24,182 shares were issued at $1.50 per share for a total value of $36,272, during the three months ended December 31, 2011.  The share value equaled contemporaneous cash sales prices and therefore, no gain or loss on the conversion was recorded. Further, in April 2012, the Company issued 31,622 shares of common stock to adjust the prior share settlement which was based on $1.50 per share.  The new issuance was to adjust the original share issuance down to $0.65 and as the agreement didn't originally call for anti-dilution provisions, the Company valued the additional issuance at $0.65 (based on contemporaneous cash sales prices) and recorded an additional expense of $20,554.

In February 2012, the Company issued 100,000 shares of common stock to a third party for services to be performed over the one-year contract term.  The shares were valued at $0.65 (based on contemporaneous cash sales prices) with a total value of $65,000.  The Company has amortized approximately five months of the prepaid shares issued for services leaving a prepaid balance of approximately $38,500 as of June 30, 2012. See Note 4.

In February 2012, the Company issued 100,000 shares of common stock for past services to a consultant.  The shares were valued at $0.65 based on contemporaneous cash offering prices and accordingly, the Company recognized an expense of $65,000 related to the transaction.

In February 2012, $43,068 of principal and interest was converted at $1.50 into 28,712 shares related to the conversion of a convertible debenture.  See Note 7.

In March 2012, the Company issued 50,000 shares of common stock for past services to a consultant.  The shares were valued at $0.65 based on contemporaneous cash offering prices and accordingly, the Company recognized an expense of $32,500 related to the transaction.

In April and May  2012,  the Company sold 27,300 shares of common stock at $0.65 for proceeds of approximately $17,000. Of the $17,000 in proceeds, approximately $3,500 were from related parties.

In April 2012, the Company issued 200,000 shares of common stock a consultant for legal services rendered which were valued at $0.65, based on contemporaneous cash sales prices or $130,000 which the Company immediately expensed.

In April 2012, the Company issued 150,000 shares of common stock a consultant for services rendered which were valued at $0.65, based on contemporaneous cash sales prices or $97,500 which the Company immediately expensed.

In  June 2012,  $30,758 of principal and interest was converted at $1.50 into 20,506 shares related to the conversion of a convertible debenture. See Note 7.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 and 2011

NOTE 10 – COMMITMENTS AND CONTINGIENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of June 30, 2012 and 2011, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Operating Agreements

In November 2009, the Company entered into a commercialization agreement whereby the Company agreed to pay royalties of 2% of net revenues.  Additionally, the Company agreed to pay 5% of each and every license agreement subscribed for.  The contact is cancellable at anytime by either party.  To date, no amounts are owed under the agreement.

In May 2011, the Company entered into an agreement with a consultant whereby the consultant would provide acquisition services and be paid success fees in cash and equity based upon a stipulated percentage of the transaction price. No such acquisitions have occurred as of the date of this filing.

Operating Leases

In September 2009, the Company entered into a month to month lease agreement with monthly rent at $1,016 per month which in fiscal 2012, became subject to a 3.5% escalation clause or $1,052 per month.

Rent expense for the years ended June 30, 2012 and 2011 were $12,878 and $11,921 respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of June 30, 2012 and 2011, the Company owed certain directors a total of $75,177 and $78,403 respectively, for money loaned to the Company throughout the years. The loan balance owed at June 30, 2012 was not interest bearing.

From Inception through June 30, 2009, the Company issued 51,300,000 shares of common stock to its directors for cash.  See Note 9.

In March 2008, the company entered into a distribution agreement with a related party company controlled by a Director. As a result, the Company sold product to this related party and recorded $28,317 and $2,657 in revenue for the years ended June 30, 2008 and 2009 respectively.

As of June 30, 2012 and 2011, the Company owed two directors a total of $63,668 and $66,400, respectively, related to expenses incurred on behalf of the Company related to corporate startup costs and intellectual property.

From inception, common shares were sold to and offering cost paid to certain related parties. (See Note 9)

On May 13, 2010, $534,856 of accrued interest and loans from directors were converted into 3,305,615 shares of the Company’s common stock. See Note 8.

On May 13, 2010, an officer and director of the Company transferred 1,855,487 of his own personal shares to a related party trust in exchange for services rendered. The wife of the Company's Chief Executive Officer is a beneficiary of the trust and the wife's parents control the trust ("related party trust"). See Note 9.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 and 2011

NOTE 12 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits in Australia.  Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through June 30, 2012.

Financing Concentration

From Inception through May 13, 2010, the Company had been solely financed by its officers and directors.

Receivable Concentration

As of June 30, 2012 and 2011, the company's receivables were 100% related to reimbursements on GST taxes paid.

Vendor Concentration

As of June 30, 2011, there were two significant vendors that the Company relies upon to conduct its research and development. Both vendors provide services to the Company which can be replaced by alternative vendors should the need arise.

Revenue Concentration

Since inception, 100% of the revenues generated have been with one customer who is also considered a related party.

Product and Patent Concentration

As of June 30, 2012 the Company was undertaking preclinical activities for their lead product.  The Company was also undertaking research to uncover the mechanism of action of their lead product in order to screen new compounds  for development.

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

Foreign Operations

As of June 30, 2012 and 2011, the Company's operations are based in Australia.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2012 and 2011
NOTE 13 – SUBSEQUENT EVENTS

In July 2012 the Company received an unsecured advances totaling $6,626 from the Company's Chief Executive Officer at no interest.

In July 2012 pursuant to a loan agreement, the company was loaned $10,296. The note calls for interest at 10% and is due within two months from when the funds were received or September 24, 2012.  The note is currently in default

In August 2012, the Company was loaned $11,498 from a director of the Company. The promissory note is for a term of six months with interest at the Prime Rate plus two percent.

In August 2012, the Company was loaned $41,668 by the Company's Chief Executive Office.   The promissory note is for a term of six months with interest at the Prime Rate plus two percent.

In September 2012, the $75,000 convertible debenture as discussed in footnote 7 was converted to shares of common stock pursuant to a conversion notice.  $76,115 of principal and interest was converted at $0.65 into 117,099 shares.  However, the original agreement stipulated a conversion price of $1.50 and thus, due to the voluntary ratchet down to $0.65, the Company will record an additional expense of $43,131 related to the additional 66,356 shares issued.

In September 2012, the board authorized additional share issuances to three investors who previously converted convertible debentures at $1.50 per share per the terms of the debentures.  The additional share issuance was to ratchet the prior conversions from $1.50 per share, down to $0.65 per share.  As a result, the Company will issue 147,052 additional shares of common stock valued at $0.65, based on contemporaneous cash offering prices, and record an expense of $95,584 as the original agreement didn't call for price protection.

In September 2012, the Company issued 30,000 shares of common stock to a consultant for past services.  The shares are fully vested and valued at $0.65 (based on contemporaneous cash sales prices) and accordingly, the Company recognized an expense of $19,500 related to the share issuance.

In September 2012, the Company entered into a two month loan agreement for $6,267 bearing interest at 10%.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2012, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of June 30, 2012, we had identified the following material weaknesses which still exist through the date of this report:

As of June 30, 2012 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness. Additionally, we have identified a material weakness relating to our lack of expertise in accounting for equity based transactions.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2012.  Based on this assessment, management believes that, as of June 30, 2012, we did not maintain effective controls over the financial reporting control environment.  Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting. Additionally, we have identified a material weakness relating to our lack of expertise in accounting for equity based transactions.  Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2012, based on the criteria established in the “Internal Integrated Framework” issued by COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2012 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Corrective Action

Our Board of Directors is seeking a candidate with audit committee financial expertise to serve as an independent director of the Company and as the Chairman of our audit committee.  Management also plans to make future investments in the continuing education of our accounting and financial staff.  Specifically, we plan to seek specific public company accounting training during fiscal 2013.  Improvements in our disclosure controls and procedures and in our internal control over financial reporting will, however, depend on our ability to add additional resources and independent directors to provide more internal checks and balances, and to provide qualified independence for our audit committee.  We believe we will be able to commence achieving these goals once our sales and cash flow grow and our financial condition improves.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following is a list of our directors and executive officers.  All directors serve one-year terms or until each of their successors are duly qualified and elected.  The officers are elected by our Board.

Name	Age	Position
Dr. Douglas Mitchell(l)	72	President and Chairman of the Board
James Nathanielsz	37	Chief Executive Officer, Secretary, Treasurer and Director
Dr. Julian Kenyon	64	Director

(1) On August 5, 2012, Dr. Mitchell resigned from all positions he held with the Company.

Dr. Douglas G. Mitchell, PhD has served as our Chairman of the Board since inception. Dr. Mitchell has served as Chairman of the Board of our Australian company since October 2007. Dr. Mitchell also currently serves as the Chairman of Selective Strategic Investments, LLC, a U.S. based financial management company since September 2009 and was formerly Research Director for Fort Orange Capital Management, a U.S. based financial management company from July 2006 to January 2009.  Dr. Mitchell was selected as a director because of his expertise in business and financial management and his knowledge of the scientific field. Dr. Mitchell graduated from the University of Melbourne with a Bachelor of Science degree.  He obtained his Masters of Science and Doctor of Philosophy from the University of London.

James Nathanielsz has served as a director since inception.  Mr. Nathanielsz has served as a director and Chief Executive Officer of our Australian company since October 2007.  From July 2006 until October 2007, Mr. Nathanielsz served as the New Products Manager of Biota Holdings Limited, an anti-infective drug development company in Australia.    Mr. Nathanielsz was selected as a director because he is the Co-Founder of our Australian company and for his experience in R&D and manufacturing and distribution.  Mr. Nathanielsz graduated with a Bachelor of Applied Science, majoring in Biochemistry/Applied Chemistry and subsequently with a Master of Entrepreneurship & Innovation from Swinburne University of Technology in Melbourne, Australia.

Dr. Julian Kenyon has served as a director since inception. Dr. Kenyon founded our Australian company and was appointed as a director of our Australian company on February 12, 2008.  Since 2000, Dr. Kenyon has served as an integrated medical physician and Medical Director of the Dove Clinic for Integrated Medicine in Winchester and London.  Dr. Kenyon is the Founder-Chairman of the British Medical Acupuncture Society in 1980 and Co-Founder of the Centre for the Study of Complementary Medicine in Southampton and London.  Dr. Kenyon was selected as a director because he is the Co-Founder of the Australian subsidiary and the business is based on his initial work at the Dove Clinic.  Dr. Kenyon graduated from the University of Liverpool with a Bachelor of Medicine and Surgery and subsequently with a research degree, Doctor of Medicine.  Since 1972, he was appointed a Primary Fellow of the Royal College of Surgeons, Edinburgh.

Committees of the Board of Directors

We presently do not have an audit committee, nominating committee, compensation committee, or other committee or committees performing similar functions, as our management believes that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or other committees.

Scientific Advisory Board

We have a Scientific Advisory Board that provides advice relating to the following:

●           The identification, assessment, evaluation, selection, conduct and management of research projects, both those which are under review and are in progress;
●           Intellectual property; and
●           Commercialization.

The Scientific Advisory Board may also address issues related to improving project selection, formal review processes and management procedures within Propanc Health Group.  The Scientific Advisory Board will generally be composed of an advisory panel of clinicians with expertise in translational research.

As of September 30, 2012, the members of the Scientific Advisory Board were:

●           Professor John Smyth
●           Professor Klaus Kutz (Acting Chief Medical Officer, Propanc Health Group)
●           Professor Karrar Khan
●           Dr. Ralf Brandt

Each of the members of our Scientific Advisory Board acts as an independent consultant and each is compensated on an hourly basis for his services.  There is presently no stock based compensation for their services.

Professor Kutz is also acting as Chief Medical Officer for Propanc, His compensation continues to be based on an hourly rate as per his Advisory Board Agreement.  Propanc intends to appoint Professor Kutz as Chief Medical Officer for Propanc in a full time capacity at a time which is mutually agreed upon between both parties.

Professor John Smyth

John Smyth has for the past 25 years served as Chair of Medical Oncology in the University of Edinburgh Medical School, where his major research interest is the development and evaluation of new anti-cancer drugs.  He has published over 300 papers and is Editor-in-Chief of the European Journal of Cancer.  He served for several years on the UK Committee on Safety of Medicines; currently Chair's the Expert Advisory Group for Oncology & Haematology for the Commission on Human Medicines and serves on the Expert Oncology Advisory Group to the European Drug Licensing Board.   He is a fellow of the Royal College of Physicians of Edinburgh and London, and fellow of the Royal Society of Edinburgh.  He is a past-president of the European Society of Medical Oncology and was from 2005 - 2007 President of the Federation of European Cancer Societies.

Professor Klaus Kutz

Professor Kutz has ten years experience as independent consultant in Clinical Pharmacology and Safety for pharmaceutical companies and clinical research organizations.  His specialty over the last six years is Oncology, including preparation of multiple NDAs and INDs for small and medium sized pharmaceutical companies.  He has prepared, organized and reported clinical Phase I studies in oncology and Phase II studies in different cancer indications (prostate, gastric, ovarian, small cell lung cancer) and Non-Hodgkin Lymphomas.  Professor Kutz has more than 12 years experience as Head of Clinical Pharmacology with world-wide responsibilities for Phase I and Clinical Pharmacokinetics in two internationally operating pharmaceutical companies, setting up and restructuring international Clinical Pharmacology departments. His achievements include the successful world-wide registration of multiple important Sandoz’ compounds by preparation of multiple NDAs (New Drug Applications) and Expert reports (including Written Summary), as well as the preparation of multiple INDs (Investigational New Drug Applications) for Sandoz Pharma Ltd and Sanofi Research.  A specialist for Internal Medicine, Gastroenterology, and Clinical Pharmacology, he is also Professor of Medicine at the University of Bonn, Germany.

Professor Karrar Khan

Professor Khan has over 35 years of experience in drug discovery, pharmaceutical development, registration and management of pharmaceutical scientists.  Professor Khan has also held various product development and management positions with Abbott Laboratories and Beecham Pharmaceuticals.  In these roles, he developed medicines for several therapeutic areas including antibiotics, anti depressant, anti inflammatory, anti obesity, psychosis, cardiovascular, pain, cancer, Parkinson’s disease and diabetes.  Professor Khan developed and contributed to the launch of two once a day controlled release dosage forms.  His expertise ranged from development for phase 1 to phase 3- 4 and significant experience of bringing prescription and OTC products to market on a worldwide bases (contributed to the registration and launch of over 60 pharmaceutical products). He is a qualified person under the EC quality assurance directive. He now works as a pharmaceutical development consultant. Professor Khan has authored or co-authored more than 40 scientific publications and is an inventor of several development patents.  He has been an invited speaker at many national and international conferences.

Dr. Ralf Brandt

Dr. Brandt is the co-founder of vivoPharm. He is a biochemist and cell biologist with over 15 years experience in research programs of experimental oncology. Furthermore, he has immense experience in in vivo pharmacology and anti-cancer drug profiling. He received his Licence (BSc in Biochemistry and Animal Physiology) in 1986, and his PhD (in Biochemistry) in 1991 from the Martin-Luther University of Halle-Wittenberg, Germany. Dr. Brandt was employed at research positions at the National Cancer Institute in Bethesda, MD, USA and at Schering AG, Germany. Since 1990, Dr. Brandt has been active in the field of preclinical oncology. He led the Tumour Biology program at Novartis Pharma AG, Switzerland and established several transgenic mouse lines developing tumors under the control of oncogenes. During Dr. Brandt's long career in the pharmaceutical industry he has acquired significant knowledge and expertise in leading business units and representation of services to the pre-clinical research market. Dr. Brandt is a member of the Scientific Advisory Board at Receptor Inc. in Toronto Canada.

Code of Ethics

The Board of Directors is currently reviewing a Code of Conduct and Ethics (the “Code”) to apply to all of our directors, officers and employees. The Code is intended to promote ethical conduct and compliance with laws and regulations, to provide guidance with respect to the handling of ethical issues, to implement mechanisms to report unethical conduct, to foster a culture of honesty and accountability, to deter wrongdoing and to ensure fair and accurate financial reporting.. Upon approval by the Board of Directors, a copy of the Code will be available at our website www.propanc.com

Shareholder Communications

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at 576 Swan Street, Richmond, VIC, 3121, Australia, Attention: Corporate Secretary, or by facsimile +61 (0) 3 9208 4110.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

Board Diversity

While we do not have a formal policy on diversity, our Board considers diversity to include the skill set, background, reputation, type and length of business experience of our Board members as well as a particular nominee’s contributions to that mix.  Our Board believes that diversity brings a variety of ideas, judgments and considerations that benefit Propanc and our shareholders.  Although there are many other factors, the Board seeks individuals with experience in business, financial and scientific research and development.

Board Structure

We have chosen to separate the Chief Executive Officer and Board Chairman positions.  We believe that this Board leadership structure is the most appropriate for Propanc.  Our chairman provides us with significant experience in research and development. Our Chief Executive Officer who is responsible for day to day operations is the founder of Propanc who brings significant experience in manufacturing and distribution.

Board Assessment of Risk

Our risk management function is overseen by our Board.  Our management keeps our Board apprised of material risks and provides our directors access to all information necessary for them to understand and evaluate how these risks interrelate, how they affect Propanc, and how management addresses those risks.  Mr. Nathanielsz, as our Chief Executive Officer works closely together with the Board once material risks are identified on how to best address such risk.  If the identified risk poses an actual or potential conflict with management, our independent directors may conduct the assessment.  Presently, the primary risks affecting Propanc is the lack of working capital, the inability to generate sufficient revenues so that we have positive cash flow from operations and success of future clinical trials.  The Board focuses on these key risks at each meeting and actively interfaces with management on seeking solutions.

 ITEM 11.   EXECUTIVE COMPENSATION

Termination Provisions

Upon termination by Propanc and in accordance with Mr. Nathanielsz employment agreement, Mr. Nathanielsz is entitled to six months base salary.  Upon his resignation, Mr. Nathanielsz is entitled to 12 weeks base salary.

Summary Compensation Table

The following information is related to the compensation paid, distributed or accrued by us for the last two fiscal years to our Chief Executive Officer (principal executive officer).  Mr. Nathanielsz is the only employee to receive compensation in excess of $100,000 in the past two fiscal years. This compensation was paid by our Australian subsidiary.

Summary Compensation Table for Fiscal 2012 and 2011

Name and Principal Position (a)	Year (b)	Salary ($)(c)	All Other Compensation ($)(i)(2)	Total ($)(j)

James Nathanielsz (1)	2012	154,845	13,936	168,781
Chief Executive Officer	2011	145,863	13,128	158,991
_________
(1)           Under an employment agreement dated August 15, 2010, Mr. Nathanielsz receives a gross annual salary of $150,000 AUD per year.

(2)           Represents contributions of 9% of Mr. Nathanielsz’s base salary to a pension fund of which he is the beneficiary.

Under an employment agreement, Mr. Nathanielsz receives a gross annual salary of $150,000AUD per year which includes a 9% contribution to a pension of which he is the beneficiary.

Outstanding Equity Awards

There are no outstanding equity awards.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

We do not pay cash compensation to our directors for service on our Board and our employees do not receive compensation for serving as members of our Board.  Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board members.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. During the fiscal year ended June 30, 2012, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

Code of Conduct and Ethics

The Board of Directors is currently reviewing a Code of Conduct and Ethics (the “Code”) to apply to all of our directors, officers and employees. The Code is intended to promote ethical conduct and compliance with laws and regulations, to provide guidance with respect to the handling of ethical issues, to implement mechanisms to report unethical conduct, to foster a culture of honesty and accountability, to deter wrongdoing and to ensure fair and accurate financial reporting.. Upon approval by the Board of Directors, a copy of the Code will be available at our website www.propanc.com

Insider Trading Policy

The Company's Board of Directors is currently reviewing an insider trading policy (the “Insider Trading Policy”) that will establish guidelines and procedures for the trading of Company securities by officers, directors, employees and consultants (“Insiders”). Among others, the Insider Trading Policy shall establish prohibitions on insider trading, tipping, short term trading and short sales; provides for quarterly black-out restrictions on trading and guidelines for establishment of Rule 10b5-1 trading plans. The Insider Trading Policy shall encourage Insiders who wish to trade in Company securities to consult with the General Counsel of the Company prior to trading. Upon approval by the Board of Directors, the Insider Trading Policy will be available on our website at www.propanc.com

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of our voting stock beneficially owned, as of June 30, 2012 by (i) those persons known by Propanc to be owners of more than 5% of Propanc’s common stock, (ii) each director, (iii) our Named Executive Officer, and (iv) all executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (1)

	James Nathanielsz
	576 Swan Street
Common Stock	Richmond, VIC, 3121, Australia (2)	10,032,261	13.9%

	Dr. Douglas Mitchell
	145 Male Street
Common Stock	Brighton 3186, Australia (3)	32,938,614	45.7%

	Dr. Julian Kenyon
	Beechwood, Embley Lane
	East Wellow, Near Romsey, Hampshire,
Common Stock	SO51 6DN, United Kingdom (4)	10,834,064	15.0%

Common Stock	All directors and executive officers as a group (3 persons)	53,804,939	74.7%

5% Shareholders:

	Ostrowski Properties Pty Ltd
	33 Allambee Avenue
Common Stock	Elsternwick, VIC, 3185, Australia (5)	6,426,863	8.9%
______________
* Less than 1%

(1)
Applicable percentages are based on 72,003,276 shares outstanding, adjusted as required by rules of the SEC. Beneficialownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Propanc believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)
Mr. Nathanielsz is a director and executive officer. Represents shares of common stock held by North Horizon Investments Pty Ltd ATF Nathanielsz Family Trust. Mr. Nathanielsz has voting and investment power over these shares.

(3)	Dr. Mitchell is a director and executive officer. Shares are held by Putney Consultants Ltd., an entity controlled by Dr. Mitchell.

(4)	Dr. Kenyon is a director. Represents shares of common stock.

(5)	Mr. Jan Ostrowski and Mrs. Ywonna Ostrowski, Mr. Nathanielsz's father-in-law and mother-in-law, have voting power and investment power over these shares.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

From October 2009 through May 2010, Dr. Douglas Mitchell, a director and executive officer, lent a total of $89,000 to Propanc.  As of the date of this prospectus, Propanc owes Mr. Mitchell approximately $78,000 under this non-interest bearing loan.  Also, Dr. Mitchell and Dr. Kenyon are owed approximately $66,000 for travel and startup costs incurred in October 2007.  From inception, we borrowed approximately $370,000, which including interest, totaled $534,856 from three directors, one of whom is also an officer, where the loans had no specific repayment terms and bore interest at a rate of 30% per annum. The loans were to be convertible into shares of common stock at $0.16 per share.  On May 13, 2010 loans and accrued interest due to directors was converted into 3,305,615 shares of common stock.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in 2012 and 2011 were approved by the board of directors.  The following table shows the fees for the years ended June 30, 2012 and 2011:

	2012	2011
Audit Fees (1)	$37,906	$33,338
Audit Related Fees (2)	$5,000	$12,646
Tax Fees (3)	$0	$0
All Other Fees	$0	$0

(1)      Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.
(2)      Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.
(3)      Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2012 and 2011.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

		Incorporated by Reference		Filed
Exhibit No.	Exhibit Description	Form	Date	Herewith

3.1	Certificate of Incorporation	S-1	June 23, 2011
3.2	Bylaws	S-1	June 23, 2011
4.1	Specimen Stock Certificate+

10.1	Employment Agreement	S-1	June 23, 2011
10.2	Exchange Offer Term Sheet	S-1	June 23, 2011
10.3	Exchange Offer Registration Rights Agreement	S-1	June 23, 2011
10.4	Exchange Offer Subscription Agreement	S-1	June 23, 2011
10.5	University of Bath Joint Commercialization Agreement	S-1	June 23, 2011
10.6	Business Consulting and Listing Agreement with Jersey Fortress Capital Partners, LLC	S-1	June 23, 2011
10.7	Business Consulting and Acquisition Agreement with Jersey Fortress Capital Partners, LLC	S-1	June 23, 2011
10.8	Consulting Agreement with Consulting for Strategic Growth I, Ltd.	S-1	June 23, 2011
10.9	Research Engagement of Dr. Paul Clayton	S-1/A	August 18, 2011
10.10	Letter of Appointment with Dr. Julian Kenyon	S-1/A	August 18, 2011
10.11	Letter of Appointment with Dr. Douglas Mitchell	S-1/A	August 18, 2011
10.12	Research Agreement with the University of Bath	S-1/A	August 18, 2011
10.13	Limited Distributor Deed	S-1/A	October 27, 2011
10.14	Investment Banking & Listing Agreement between Propanc Health Group Corporation and Churchill and Associates, LLC dated August 3, 2010	S-1/A	October 27, 2011
10.15	Investment Banking & Listing Agreement between Propanc Health Group Corporation and Churchill and Associates, LLC dated September 16, 2010	S-1/A	October 27, 2011
10.16	Termination Letter	S-1/A	October 27, 2011
10.17	Form of Subscription Agreement	S-1/A	November 14, 2011
10.18	Escrow Agreement with Signature Bank	S-1/A	December 8, 2011
21.1	List of Subsidiaries	S-1	June 23, 2011
23.1	Consent of Salsberg & Company			Filed herewith
31.1	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*			Filed herewith
31.2	Certification pursuant to section 302 of the Sarbanes - Oxley Act of 2002.*			Filed herewith
32.1	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*			Filed herewith
32.2	Certification of Officer pursuant to section 906 of the Sarbanes - Oxley Act of 2002.*			Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC HEALTH GROUP CORPORATION

October 15, 2012	By:	/s/ James Nathanielsz
James Nathanielsz
Chief Executive Officer
(Principal Executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ James Nathanielsz	Principal Executive Officer and Director	October 15, 2012
James Nathanielsz

/s/ James Nathanielsz	Chief Financial Officer (Principal Financial Officer)	October 15, 2012
James Nathanielsz	and Chief Accounting Officer (Principal Accounting Officer)

/s/ Dr. Julian Kenyon	Director	October 15, 2012
Dr. Julian Kenyon