Form 10-Q
period 2012-09-30
Propanc Health Group Corp
filed 2012-11-19
CIK 1517681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 73,691,799 shares of common stock as of November 19, 2012.

 PROPANC HEALTH GROUP CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2012

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited interim financial statements of Propanc Health Group Corporation (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Page

Consolidated Balance Sheets at September 30, 2012 (unaudited) and June 30, 2012	F-1

Consolidated  Statements of Operations and Comprehensive loss for the three months ended September 30, 2012 and 2011 and for the period from October 15, 2007 (Inception) to September 30, 2012 (unaudited)
F-2

Consolidated Statements of Cash Flows for the three months ended September 30, 2012 and 2011 and for the period from October 15, 2007 (Inception) to September, 2012 (unaudited)	F-3

Unaudited Notes to unaudited consolidated Financial Statements	F-4

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2012	June 30, 2012
	(unaudited)
ASSETS
CURRENT ASSETS:
Cash	$1,071	$179
Deposit held in Escrow	-	328
GST tax receivable	-	2,624
Prepaid expenses and other current assets	21,667	38,520

TOTAL CURRENT ASSETS	22,738	41,651

Property and Equipment, net	4,348	4,617

TOTAL ASSETS	$27,086	$46,268

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$239,225	$192,473
Accrued expenses and other payables	136,051	135,770
Convertible debentures	-	75,000
Due to directors - related parties	65,033	63,668
Loans from directors - related parties, including accrued interest of $503 and $0 at September 30, 2012 and June 30, 2012, respectively	136,613	75,177
Other Loans, including accrued interest of $200 and $0 at September 30, 2012 and June 30, 2012, respectively	16,803	-
Employee benefit liability	43,002	42,099

TOTAL CURRENT LIABILITIES	636,727	584,187

Commitments and Contingencies (See Note 9)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2012 and June 30, 2012, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 72,705,569 shares issued and outstanding as of September 30, 2012 and June 30, 2012, respectively	72,706	72,706
Common Stock Issuable, $0.001 par value, 601,230 and 5,877 shares issued and outstanding as of September 30, 2012 and June 30, 2012, respectively	601	6
Subscription receivable	-	(325)
Additional Paid-in Capital	15,459,285	15,029,326
Accumulated other comprehensive loss	(368,837)	(358,917)
Deficit accumulated during development stage	(15,773,396)	(15,280,715)

TOTAL STOCKHOLDERS' DEFICIT	(609,641)	(537,919)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$27,086	$46,268

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,
AND FOR THE PERIOD OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2012

			For the period from
			October 15,
	For the Three Months Ended September 30,		2007 (Inception) to September 30,
	2012	2011	2012
	unaudited	unaudited	unaudited
REVENUE
Royalty revenue - related party	$-	$-	$30,974

OPERATING EXPENSES
Administration expenses	492,719	3,065,425	15,178,770
Occupancy expenses	3,264	3,254	59,844
Research and development	-	5,381	643,323
TOTAL OPERATING EXPENSES	495,983	3,074,060	15,881,937

LOSS FROM OPERATIONS	(495,983)	(3,074,060)	(15,850,963)

OTHER INCOME (EXPENSE)
Interest expense	(1,446)	(174)	(175,609)
Interest income	-	3	9,005
Foreign currency transaction gain (loss)	4,748	(266)	(14,338)
TOTAL OTHER INCOME (EXPENSE)	3,302	(437)	(180,942)

LOSS BEFORE INCOME TAXES	(492,681)	(3,074,497)	(16,031,905)

INCOME TAX BENEFIT	-	-	258,509

NET LOSS	(492,681)	(3,074,497)	(15,773,396)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(9,920)	(587,026)	(368,837)

COMPREHENSIVE LOSS	$(502,601)	$(3,661,523)	$(16,142,233)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.04)	$(0.32)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	72,825,333	71,951,329	49,943,623

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011,
AND FOR THE PERIOD OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2012

	For the Three Months Ended September 30,		For the Period from October 15, 2007 (Inception)
			to September 30,
	2012	2011	2012
	unaudited	unaudited	unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(492,681)	$(3,074,497)	$(15,773,396)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Issuance of common stock for services	353,658	-	1,007,846
Amortization of prepaid shares issued for services	16,250	2,870,403	11,160,572
Shares issued for voluntary ratchet	-	-	21,218
Officer shares contributed to third party consultant	-	-	299,737
Write off of previously capitalized patent costs	-	-	26,855
Foreign currency transaction loss (gain)	(4,748)	-	10,959
Depreciation expense	369	517	10,518
Changes in Assets and Liabilities:
Write off Escrow account	653	-	320
Accounts receivable	-	-	(664)
GST receivable	-	(605)	(495)
Prepaid expenses and other assets	3,227	60	5,802
Accounts payable	46,752	44,967	228,175
Employee benefit liability	-	-	37,684
Accrued expenses	3,079	120,027	181,855
Accrued interest	1,446	174	188,230

NET CASH USED IN OPERATING ACTIVITIES	(71,995)	(38,954)	(2,594,784)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	-	-	(25,726)
Purchase of equipment	-	-	(14,786)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(40,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	10,522	1,479,675
Contributed capital	-	-	495,665
Subscription receivable - related party	-	-	22
Related party expenses paid on behalf of company	-	-	57,262
Loan repayments to principal stockholder	(1,379)	-	(16,213)
Investor Advances	-	-	79,112
Proceeds from other loans	16,603	-	16,603
Proceeds from directors, related parties	59,320	-	59,320
Proceeds from convertible promissory note	-	41,247	142,306
Loan proceeds from principal stockholder	-	-	369,174

NET CASH PROVIDED BY FINANCING ACTIVITIES	74,544	51,769	2,682,926

Effect of exchange rate changes on cash	(1,657)	(900)	(46,559)

NET INCREASE IN CASH	892	11,915	1,071

CASH AT BEGINNING OF PERIOD	179	132	-

CASH AT END OF PERIOD	$1,071	$12,047	$1,071

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-	$-
Income Tax	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Conversion of notes payable to common stock	$-	$-	$341,208
Conversion of accrued interest to common stock	$-	$-	$193,648
Gain on related party debt conversion	$-	$-	$9,252
Prepaid common stock issued for services	$-	$-	$10,860,965
Advance from investor - related party, reclassified to common stock	$-	$80,000	$80,000
Conversion of accrued expenses to common stock	$-	$-	$36,272
Conversion of convertible notes and accrued interest to common stock	$76,896	$-	$152,790

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

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

Basis of Presentation:

The Company is presented as in the development stage from October 15, 2007 (Inception) through September 30, 2012.

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three months ended September 30, 2012 and our financial position as of September 30, 2012  have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual audited consolidated financial statements have been condensed or omitted from these interim unaudited consolidated financial statements.  Accordingly, these interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2012.  The June 30, 2012 balance sheet is derived from those statements.

Use of Estimates:

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

Principals of Consolidation:

The unaudited consolidated financial statements include the accounts of Propanc Health Group Corporation and its wholly-owned subsidiary, Propanc PTY LTD. All significant inter-company balances and transactions have been eliminated in consolidation.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

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

Comprehensive loss from inception, through September 30, 2012, included foreign currency translation gains (losses).

Fair Value of Financial Instruments and Fair Value Measurements:

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

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less held at call with financial institutions, and bank overdrafts. Bank overdrafts are shown within borrowings in current liabilities on the balance sheets.  There were no overdrafts or cash equivalents as of September 30, 2012.

Australian Goods and Services Tax (GST):

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
September 30, 2012

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

Since inception, the Company has applied for and received from the Australian Taxation Office a research and development tax credit in the cumulative amount of $258,509 which is reflected as an income tax benefit in the accompanying unaudited consolidated statement of operations and comprehensive loss.

Basic and Diluted Net Loss Per Common Share:

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.  As a result, the basic and diluted per share amounts for all periods presented are identical.  As of September 30, 2012, there were no potentially dilutive securities which were excluded from the computation.

Recently Issued Accounting Pronouncements:

Any ASUs which are not effective until after September 30, 2012 are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  For the three months ended September 30, 2012, the Company was in the development stage, had no revenues and had a net loss of $492,681 and net cash used in operations of $71,995.  Additionally, as of September 30, 2012, the Company had working capital deficit, stockholders' deficit and a deficit accumulated during development stage of $613,989, $609,641 and $15,773,396. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company is in the development stage at September 30, 2012 and has been since its October 15, 2007 inception. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, acceptance of the Company's international patent application and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

NOTE 3 – PREPAID EXPENSES AND OTHER CURRENT ASSETS

Prepaid expenses and other assets consists of the following:

	September 30, 2012	June 30, 2012

Common stock issued for future services	$21,667	$38,520

Total Prepaid Expenses and Other Current Assets	$21,667	$38,520

In February 2012, the Company issued 100,000 shares of common stock to a third party for services to be performed over the contract term.  The shares were valued at $0.65 (based on contemporaneous cash sales prices) with a total value of $65,000.  The Company has amortized approximately eight months of the prepaid shares issued for services leaving a balance of $21,667 as of September 30, 2012.

NOTE 4 – DUE TO DIRECTORS - RELATED PARTY

Due to directors - related party represents unsecured advances made by the directors for operating expenses on behalf of the Company, such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand.  The Company is currently not being charged interest under these advances. The total amount owed to these directors at September 30, 2012 and June 30, 2012 is $65,033 and $63,668, respectively.

NOTE 5 – LOANS FROM DIRECTORS - RELATED PARTIES

During 2010, the Company received $89,000 in advances from a director.  These advances are non-interest bearing.  The Company repaid a portion of these advances in fiscal 2011 and the total amount owed the director at September 30, 2012 and June 30, 2012 is $76,790 and $75,177, respectively.

In August 2012, the company received a loan of $11,510 from a director accruing interest at 5.25% and repayable in October 2012. These terms are currently being renegotiated. The Company has recognized accrued interest expense of $103 to September 30, 2012.  The balance including principle and interest at September 30, 2012 was $11,613.

In September 2012, the company received a loan of $47,810 from a director accruing interest at 5.25%. The Company has recognized accrued interest expense of $400 to September 30, 2012. The balance including principle and interest at September 30, 2012 was $48,210.

NOTE 6 – OTHER LOANS

In July 2012, the company received a loan of $10,377 from a stockholder accruing interest at 10% and repayable in September 2012. These terms are currently being renegotiated. The Company has recognized accrued interest expense of $193 to September 30, 2012. The balance including principle and interest at September 30, 2012 was $10,570.

In September 2012, the company received a loan of $6,226 from a stockholder accruing interest at 10% and repayable in November 2012. The Company has recognized accrued interest expense of $7 to September 30, 2012. The balance including principle and interest at September 30, 2012 was $6,233.

 NOTE 7 – CONVERTIBLE DEBENTURE

In September 2012, a $75,000 convertible debenture was converted into shares of common stock pursuant to a conversion notice.  $76,896 of principal and interest was converted at $1.50 into 51,264 shares.  The original agreement stipulated a conversion price of $1.50 however, as the Company voluntary ratcheted down the conversion to $0.65 (based on contemporaneous cash sales prices), the Company recorded an additional expense of $43,547 related to the additional 67,037 shares issued. (See note 8)

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

NOTE 8 – STOCKHOLDERS’ EQUITY

In September 2012, the board authorized additional share issuances to three investors who previously converted convertible debentures at $1.50 per share per the terms of the debentures.  The additional share issuance was to ratchet the prior conversions from $1.50 per share, down to $0.65 per share.  As a result, the Company issued 147,052 additional shares of common stock valued at $0.65, based on contemporaneous cash offering prices, and recorded an expense of $95,611 as the original agreement didn't call for price protection.

In September 2012, a $75,000 convertible debenture was converted into shares of common stock pursuant to a conversion notice.  $76,896 of principal and interest was converted at $1.50 into 51,264 shares.  The original agreement stipulated a conversion price of $1.50 however, as the Company voluntary ratcheted down the conversion to $0.65, the Company recorded an additional expense of $43,547 (based on contemporaneous cash sales prices of $0.65) related to the additional 67,037 shares issued.

In September 2012, the Company entered into an agreement to issue 300,000 shares of common stock for services rendered during the three months ended September 30, 2012.  The shares were valued at $0.65 based on contemporaneous cash offering prices and accordingly, the Company recognized an expense of $195,000.

In September 2012, the Company issued 30,000 shares of common stock for past services to a consultant.  The shares were valued at $0.65 based on contemporaneous cash offering prices and accordingly, the Company recognized an expense of $19,500 related to the transaction.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of September 30, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Operating Agreements:

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

Operating Leases:

In September 2009, the Company entered into month to month lease agreement with monthly rent at $1,016 per month which in fiscal 2012, became subject to a 3.5% escalation clause or $1,052 per month.

NOTE 10 – RELATED PARTY TRANSACTIONS

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of September 30, 2012, the Company owed a director a total of $76,790, for money loaned to the Company throughout the years. The loan balance owed at September 30, 2012 was not accruing interest (See Note 5).

During the three months ended September 30, 2012, two directors of the Company loaned $59,320 to support working capital needs. interest (See Note 5).

As of September 30, 2012, the Company owed two directors a total of $65,033, respectively, for expenses incurred on behalf of the Company related to corporate startup costs and intellectual property (See Note 4).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2012

NOTE 11 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk:

The Company maintains its cash in bank and financial institution deposits in Australia.  Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through September 30, 2012.

Product and Patent Concentration:

As of September 30, 2012 the Company was undertaking preclinical activities for their lead product.  The Company was also undertaking research to uncover the mechanism of action of their lead product in order to screen new compounds for development.

The Company previously expanded by the filing of an international PCT patent application (No. PCT/AU2010/001403) directed to enhanced proenzyme formulations and combination therapies.  The international PCT application has been based on previous provisional patent applications capturing the Company’s ongoing research and development in this area.

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

Foreign Operations:

As of September 30, 2012, the Company’s operations are based in Australia.

NOTE 12 – SUBSEQUENT EVENTS

In October 2012, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $56,849.

In October 2012, the Company made a repayment $32,931 of the loan from the Company's Chief Executive Office.

In November 2012, the Company issued 50,000 shares of common stock to a consultant for services.  The shares are fully vested and valued at $0.65 (based on contemporaneous cash sales prices) and accordingly, the Company recognized an expense of $32,500 related to the share issuance.

In November 2012, the Company issued 300,000 shares of common stock to a consultant for services.  The shares are fully vested and valued at $0.65 (based on contemporaneous cash sales prices) and accordingly, the Company recognized an expense of $195,000 related to the share issuance.

In November 2012, the Company issued 35,000 shares of common stock to a consultant for services.  The shares are fully vested and valued at $0.65 (based on contemporaneous cash sales prices) and accordingly, the Company recognized an expense of $22,750 related to the share issuance.

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

Results of Operations for the Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenue. For the three month periods ended September 30, 2012 and 2011, we did not generate revenues.

Gross Profit. Since we did not record or achieve any revenues for the three month periods ended September 30, 2012 and 2011, we did not have any costs associated with sales, and therefore we had no gross profits to report.

Operating Expenses. Our total operating expenses were $495,983 for the three months ended September 30, 2012, compared to $3,074,060 for the same period in 2011. This difference was primarily caused by the amortization of stock issuance for services in 2011.

Provision for Income Taxes. There was no provision of tax liability for the three months ending September 30, 2012 due to the Company’s historical losses.

Net Loss. We generated net losses of $492,681 for the three months ended September 30, 2012 compared to $3,074,497 for the same period in 2011.  The difference was mainly attributable to the amortization of prepaid stock issued for services in 2011 which totaled $2,870,403.

Research and Development

In accordance with ASC 730-10, research and development expenditures for the Company’s products are expensed when incurred, and are included in operating expenses.  The Company recognized research and development costs of $0 and $5,381 for the three months ended September 30, 2012 and 2011, respectively.  The decrease was primarily due to limited operating funds available to the Company.

Liquidity and Capital Resources

General. At September 30, 2012 we had cash of $1,071. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities. We believe that our existing cash balance, coupled with additional equity and debt financing will be sufficient to fund our operating activities until September 2013, and efforts are now underway for additional capital infusion through the sale of registered securities. However, there can be no assurance that we will complete any financing or otherwise be able to meet our working capital needs.

Our operating activities used cash in operations of  $71,995 for the three months ended September 30, 2012, and we used cash in operations of  $38,954 for the same period in 2011. The principal elements of cash flow from operations for the three months ended September 30, 2012, included a net loss of $492,681, offset by depreciation expense of $369, a foreign currency gain of $4,748, shares issued for service of $353,658, and a change in operating working capital elements of $109,466.

Cash used in investing activities during the three months ended September 30, 2012 was $0, for both 2012 and 2011.

Cash received in our financing activities was $74,544 for the three months ended September 30, 2012, compared to cash received of $51,769 during the same period in 2011. The increase mainly relates to proceeds received from loans from officers.

The Company estimates that, depending on the progress of its research and development activities, it will require approximately $7,500,000 to adequately fund operating activities and execute its development program in the next twelve to twenty-four months. Presently, we do not have enough cash to continue operations for the next twelve months.  If we are unable to obtain additional funds on favorable terms or at all, we may be required to delay, reduce the scope of, or eliminate one or more of our research or development programs, or to cease or reduce our operating activities.

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, for the three months ended September 30, 2012, the Company was in the development stage, had no revenues, had a net loss of $492,681, and net cash used in operations of $71,995. Additionally, as of September 30, 2012, the Company had a deficit accumulated during development stage of $15,773,396. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on successful completion of the Company’s development program and, ultimately, the attainment of profitable operations.  We can provide no assurance that we will be able to generate a sufficient amount of revenue, if any, from our business in order to achieve profitability. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2012, we had no off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2012, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In September, 2012, the Company issued 300,000 shares of common stock for services rendered during the three months then ended.  The shares were valued at $0.65 per share.

In September 2012, the Company issued 30,000 shares of common stock for past services to a consultant.  The shares were valued at $0.65 per share.

In September 2012, the Company issued 209,089 additional shares of common stock as ratchet issuances related to prior investments of $1.50 per share reducing the per share amount to $0.65.

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

PROPANC HEALTH GROUP CORPORATION

Date: November 19, 2012	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer