Form 10-Q
period 2012-12-31
Propanc Health Group Corp
filed 2013-02-20
CIK 1517681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 72,987,839 shares of common stock as of February 19, 2013.

PROPANC HEALTH GROUP CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
December 31, 2012

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited interim financial statements of Propanc Health Group Corporation (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Page
Consolidated Balance Sheets at December 31, 2012 (unaudited) and June 30, 2012	4

Consolidated Statements of Operations and Comprehensive loss for the three and six months ended December 31, 2012 and 2011 and for the period from October 15, 2007 (Inception) to December 31, 2012 (unaudited)	5

Consolidated Statements of Cash Flows for the six months ended December 31, 2012 and 2011 and for the period from October 15, 2007 (Inception) to December 31, 2012 (unaudited)	6

Unaudited Notes to unaudited consolidated Financial Statements	7

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	June 30, 2012
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$494	$179
Deposit held in Escrow	-	328
GST tax receivable	2,383	2,624
Prepaid expenses and other current assets	5,417	38,520

TOTAL CURRENT ASSETS	8,294	41,651

Property and Equipment, net	4,006	4,617

TOTAL ASSETS	$12,300	$46,268

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$198,407	$192,473
Accrued expenses and other payables	196,231	135,770
Convertible debentures	-	75,000
Due to directors - related parties	64,997	63,668
Loans from directors - related parties, including accrued interest of
$883 and $0 at December 31, 2012 and June 30, 2012, respectively	114,847	75,177
Other Loans, including accrued interest of $726 and $0 at
December 31, 2012 and June 30, 2012, respectively	38,062	-
Employee benefit liability	42,977	42,099

TOTAL CURRENT LIABILITIES	655,521	584,187

Commitments and Contingencies (See Note 9)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value; 10,000,000 shares
authorized; zero shares issued and outstanding as of
December 31, 2012 and June 30, 2012, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 72,820,339 and 72,705,569 shares issued and outstanding
as of December 31, 2012 and June 30, 2012, respectively	72,820	72,706
Common Stock Issuable, $0.001 par value, 10,000 and 5,877
shares issued and outstanding as of December 31, 2012 and
June 30, 2012, respectively	10	6
Subscription receivable	-	(325)
Additional Paid-in Capital	15,814,011	15,029,326
Accumulated other comprehensive loss	(369,030)	(358,917)
Deficit accumulated during development stage	(16,161,032)	(15,280,715)

TOTAL STOCKHOLDERS' DEFICIT	(643,221)	(537,919)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$12,300	$46,268

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

					For the period from
					October 15,
	For the Three Months Ended		For the Six Months Ended		2007 (Inception)
	December 31,		December 31,		to December 31,
	2012	2011	2012	2011	2012
	unaudited	unaudited	unaudited	unaudited	unaudited
REVENUE
Royalty revenue - related party	$-	$-	$-	$-	$30,974

OPERATING EXPENSES
Administration expenses	441,817	2,875,967	934,419	5,940,245	15,620,470
Occupancy expenses	3,336	3,210	6,597	6,466	63,177
Research and development	1,744	-	1,744	5,278	645,067
TOTAL OPERATING EXPENSES	446,897	2,879,177	942,760	5,951,989	16,328,714

LOSS FROM OPERATIONS	(446,897)	(2,879,177)	(942,760)	(5,951,989)	(16,297,740)

OTHER INCOME (EXPENSE)
Interest expense	(1,178)	(614)	(2,623)	(797)	(176,786)
Interest income	-	36	-	40	9,005
Foreign currency transaction gain (loss)	(798)	(2,863)	3,945	(3,181)	(15,141)
TOTAL OTHER INCOME (EXPENSE)	(1,976)	(3,441)	1,322	(3,938)	(182,922)

LOSS BEFORE INCOME TAXES	(448,873)	(2,882,618)	(941,438)	(5,955,927)	(16,480,662)

INCOME TAX BENEFIT	61,120	170,491	61,120	173,894	319,629

NET LOSS	(387,753)	(2,712,127)	(880,318)	(5,782,033)	(16,161,032)

OTHER COMPREHENSIVE GAIN (LOSS)
Foreign currency translation gain (loss)	(193)	252,456	(10,113)	(334,570)	(369,030)

COMPREHENSIVE LOSS	$(387,946)	$(2,459,671)	$(890,431)	$(6,116,603)	$(16,530,062)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.03)	$(0.01)	$(0.09)	$(0.32)

BASIC AND DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING	73,676,414	71,990,536	73,251,180	71,970,977	51,036,787

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended December 31,		For the Period from October 15, 2007 (Inception) to December 31,
	2012	2011	2012
	unaudited	unaudited	unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(880,318)	$(5,782,033)	$(16,161,032)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Stock compensation expense	642,908	-	1,297,096
Amortization of prepaid shares issued for services	32,500	5,640,097	11,176,822
Loss on settlement	43,200	-	43,200
Shares issued for voluntary ratchet	-	-	21,218
Officer shares contributed to third party consultant	-	-	299,737
Write off of previously capitalized patent costs	-	-	26,855
Foreign currency transaction loss (gain)	(10,113)	-	5,594
Depreciation expense	708	973	10,857
Changes in Assets and Liabilities:
Write off Escrow account	653	-	320
Accounts receivable	-	-	(664)
GST receivable	-	(2,035)	(495)
Prepaid expenses and other assets	844	(7,632)	3,419
Accounts payable	26,934	49,951	208,357
Employee benefit liability	878	3,272	38,562
Accrued expenses	62,357	56,453	241,132
Accrued interest	1,551	797	188,335

NET CASH USED IN OPERATING ACTIVITIES	(77,898)	(40,157)	(2,600,687)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	-	-	(25,726)
Purchase of equipment	-	-	(14,786)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(40,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	10,321	1,479,675
Contributed capital	-	-	495,665
Subscription receivable - related party	-	-	22
Related party expenses paid on behalf of company	-	-	57,262
Loan repayments to principal stockholder	(33,379)	-	(48,213)
Investor Advances	-	-	79,112
Proceeds from other loans	37,362	-	37,362
Proceeds from directors, related parties	70,042	-	70,042
Proceeds from convertible promissory note	-	70,009	142,306
Loan proceeds from principal stockholder	-	-	369,174

NET CASH PROVIDED BY FINANCING ACTIVITIES	74,025	80,330	2,682,407

Effect of exchange rate changes on cash	4,188	(577)	(40,714)

NET INCREASE IN CASH	315	39,596	494

CASH AT BEGINNING OF PERIOD	179	132	-

CASH AT END OF PERIOD	$494	$39,728	$494

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-	$-
Income Tax	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Conversion of notes payable to common stock	$-	$-	$341,208
Conversion of accrued interest to common stock	$1,896	$-	$195,544
Gain on related party debt conversion	$-	$-	$9,252
Prepaid common stock issued for services	$-	$-	$10,860,965
Advance from investor - related party, reclassified to common stock	$-	$80,000	$80,000
Conversion of accrued expenses to common stock	$21,000	$-	$57,272
Conversion of convertible notes and accrued interest to common stock	$75,000	$36,272	$150,894

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2012

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations:

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

Basis of Presentation:

The Company is presented as in the development stage from October 15, 2007 (Inception) through December 31, 2012.

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and six months ended December 31, 2012 and our financial position as of December 31, 2012  have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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
December 31, 2012

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

Comprehensive loss from inception, through December 31, 2012, included foreign currency translation gains (losses).

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

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less held at call with financial institutions, and bank overdrafts. Bank overdrafts are shown within borrowings in current liabilities on the balance sheets.  There were no overdrafts or cash equivalents as of December 31, 2012.

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

As of December 31, 2012 the Company was owed $2,383 from the Australian Taxation Office.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2012

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

During the period ended December 31, 2012, the Company applied for and received from the Australian Taxation Office a research and development Tax credit in the amount of $61,120 which is reflected as an income tax benefit in the accompanying consolidated statement of operations and comprehensive loss. Since inception,  the Company has received $319,629 from the Australian Taxation Office related to tax credits.

Basic and Diluted Net Loss Per Common Share:

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.  As a result, the basic and diluted per share amounts for all periods presented are identical.  As of December 31, 2012, there were no potentially dilutive securities related to a convertible notes payable which were excluded from the computation.

Recently Issued Accounting Pronouncements:

Any ASUs which are not effective until after December 31, 2012 are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  For the six months ended December 31, 2012, the Company was in the development stage, had no revenues and had a net loss of $880,318 and net cash used in operations of $77,898.  Additionally, as of December 31, 2012, the Company had a deficit accumulated during development stage of $16,161,032. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company is in the development stage at December 31, 2012 and has been since its October 15, 2007 inception. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, acceptance of the Company's International patent application and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2012

NOTE 3 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other assets consists of the following:

	December 31, 2012	June 30, 2012

Common stock issued for future services	$5,417	$38,520

Total Prepaid Expenses and Other Current Assets	$5,417	$38,520

In February 2012, the Company issued 100,000 shares of common stock to a third party for services to be performed over the contract term.  The shares were valued at $0.65 (based on contemporaneous cash sales prices) with a total value of $65,000.  The Company has amortized approximately eleven months of the prepaid shares issued for services leaving a balance of $5,417 as of December 31, 2012.

NOTE 4 – DUE TO DIRECTORS - RELATED PARTY

Due to directors - related party represents unsecured advances made by the directors for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company are due upon demand.  The Company is currently not being charged interest under these advances. The total amount owed these directors at December 31, 2012 and June 30, 2012 is $64,997 and $63,668, respectively.

NOTE 5 – LOAN FROM DIRECTOR - RELATED PARTY

During 2010, the Company received $89,000 in advances from a director.  These advances are non-interest bearing.  The Company repaid a portion of these advances in fiscal 2011 and the total amount owed the director at December 31, 2012 and June 30, 2012 is $76,745 and $75,177, respectively.

During the six months ended December 31, 2012, the company received loans totaling $13,042 from a director accruing interest at 5.25% and repayable in October 2012. These terms are being renegotiated. The Company has recognized accrued interest expense of $250 through December 31, 2012.  The balance including principle and interest at December 31, 2012 was $13,292.

During the six months ended December 31, 2012, the company received loans, net of repayments, totaling $24,177 from a director accruing interest at 5.25%. The Company has recognized accrued interest expense of $633 through December 31, 2012. The balance including principle and interest at December 31, 2012 was $24,810.

NOTE 6 – LOAN FROM OTHER PARTIES

During the six months ended December 31, 2012, the company received loans of $31,113 from a stockholder accruing interest at 10% and repayable in September 2012. These terms are currently being renegotiated. The Company has recognized accrued interest expense of $568 to December 31, 2012. The balance including principle and interest at December 31, 2012 was $31,681.

In September 2012, the company received a loan of $6,223 from a stockholder accruing interest at 10% and repayable in November 2012. These terms are currently being renegotiated. The Company has recognized accrued interest expense of $158 to December 31, 2012. The balance including principle and interest at December 31, 2012 was $6,381.

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
December 31, 2012

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

In October 2012, the Company entered into an agreement to issue 300,000 shares of common stock for services rendered during the three months ended December 31, 2012.  The shares were valued at $0.65 based on contemporaneous cash offering prices and accordingly, the Company recognized an expense of $195,000.

In November 2012, the Company entered into an agreement to issue 35,000 shares of common stock for services rendered during the three months ended December 31, 2012.  The shares were valued at $0.65 based on contemporaneous cash offering prices and accordingly, the Company recognized an expense of $22,750.

In November 2012, the Company entered into an agreement to issue 50,000 shares of common stock for services rendered during the three months ended December 31, 2012.  The shares were valued at $0.65 based on contemporaneous cash offering prices and accordingly, the Company recognized an expense of $32,500.

In November 2012, the Company issued 100,000 shares to settle approximately $21,000 of accounts payable.  The Company recorded a loss on settlement of approximately $43,000 as the shares were valued at $0.65 per share or $65,000 based on contemporaneous cash offering prices.

In December 2012, the Company issued 10,000 shares of common stock for past services to a consultant.  The shares were valued at $0.65 based on contemporaneous cash offering prices and accordingly, the Company recognized an expense of $6,500 related to the transaction.

In December 2012, the Company entered into an agreement to issue 50,000 shares of common stock for services rendered during the three months ended December 31, 2012.  The shares were valued at $0.65 based on contemporaneous cash offering prices and accordingly, the Company recognized an expense of $32,500.

During the three months ended December 31, 2012, a total of 1,021,460 shares were returned to the Company in a settlement with a shareholder.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2012

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of December 31, 2012, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

Operating Leases

In September 2009, the Company entered into month to month lease agreement with monthly rent at $1,016 per month which in fiscal 2012, became subject to a 3.5% escalation clause of $1,052 per month.

NOTE 10 – RELATED PARTY TRANSACTIONS

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of December 31, 2012, the Company owed directors a total of $114,847, for money loaned to the Company throughout the years. The loan balance owed at December 31, 2012 was not accruing interest (See Note 5).

As of December 31, 2012, the Company owed two directors a total of $64,997, respectively, related to expenses incurred on behalf of the Company related to corporate startup costs and intellectual property (See Note 4).

NOTE 11 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk:

The Company maintains its cash in bank and financial institution deposits in Australia.  Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through December 31, 2012.

Receivable Concentration:

As of December 31, 2012, the Company's receivables were 100% related to reimbursements on GST taxes paid.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
December 31, 2012

Product and Patent Concentration:

As of December 31, 2012 the Company was undertaking preclinical activities for their lead product.  The Company was also undertaking research to uncover the mechanism of action of their lead product in order to screen new compounds for development.

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

Foreign Operations:

As of December 31, 2012, the Company’s operations are based in Australia.

NOTE 12 – SUBSEQUENT EVENTS.

In January 2013, the Company received a $15,000 loan from the Company’s Chief Executive Officer.

In January 2013, the Company issued 25,000 shares of common stock to a consultant for corporate advisory services.  The shares are fully vested and valued at $0.65 (based on contemporaneous cash sales prices) and accordingly, the Company recognized an expense of $16,250 related to the share issuance.

In February 2013, the Company issued 125,000 shares of common stock to a consultant to settle accounts payable of $16,500.  The shares are fully vested and valued at $0.65 (based on contemporaneous cash sales prices) and accordingly, the Company recognized a loss on settlement of $64,750 based on the share value of $81,250.

In February 2013, the Company received a loan for the sum of $9,576 from the Company’s Chief Executive Officer.

In February 2013, the Company issued 7,500 shares of common stock to a consultant for services.  The shares are fully vested and valued at $0.65 (based on contemporaneous cash sales prices) and accordingly, the Company recognized an expense of $4,875 related to the share issuance.

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

Results of Operations for the Three Months Ended December 31, 2012 Compared to the Three Months Ended December 31, 2011

Revenue. For the three month periods ended December 31, 2012 and 2011, we did not generate revenues.

Gross Profit. Since we did not record or achieve any revenues for the three month periods ended December 31, 2012 and 2011, we did not have any costs associated with sales, and therefore we had no gross profits to report.

Operating Expenses. Our total operating expenses were $446,897 for the three months ended December 31, 2012, compared to $2,878,177 for the same period in 2011. This decrease was primarily caused by the amortization of stock issuance for services of $2,760,464 in 2011.

Provision for Income Taxes. There was no provision of tax liability for the period ending December 31, 2012 due to the Company's historical losses, however, we did record an income tax benefit relating to research and development tax concessions received.

Net Earnings (loss). We generated net losses of approximately $387,753 for the three months ended December 31, 2012 compared to approximately $2,712,127 for the same period in 2011.  The decrease was mainly attributable to an increase in amortization of prepaid stock issued for services.

Results of Operations for the Six Months Ended December 31, 2012 Compared to the Six Months Ended December 31, 2011

Revenue. For the six month periods ended December 31, 2012 and 2011, we did not generate revenues.

Gross Profit. Since we did not record or achieve any revenues for the six month periods ended December 31, 2012 and 2011, we did not have any costs associated with sales, and therefore we had no gross profits to report.

Operating Expenses. Our total operating expenses were $942,760 for the six months ended December 31, 2012, compared to $5,951,989 for the same period in 2011. This decrease was primarily caused by the amortization of the stock issuance for services of $5,640,097 in 2011.

Provision for Income Taxes. There was no provision of tax liability for the period ending December 31, 2012, due to the Company's historical losses, however, we did record an income tax benefit relating to Research and Development tax concessions received.

Net Earnings (Loss). We generated net losses of approximately $880,318 for the six months ended December 31, 2012, compared to approximately $5,782,033 for the same period in 2011. The decrease was mainly attributable to an increase in amortization of prepaid stock issued for services.

Research and Development

In accordance with ASC 730-10, research and development expenditures for the Company's products are expensed when incurred, and are included in operating expenses.  The Company recognized research and development costs of $1,744 and $5,278 for the six months ended December 31, 2012 and 2011, respectively.

Liquidity and Capital Resources

General. At December 31, 2012 we had cash of $494. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities. We believe that our existing cash balance will be sufficient to fund our operating activities until March 2013, although efforts are now underway for additional capital through the sale of registered securities.

Our operating activities used cash in operations of  $77,898 for the six months ended December 31, 2012, and we used cash in operations of  $40,157 for the same period in 2011. The principal elements of cash flow from operations for the six months ended December 31, 2012, included a net loss of $880,318, offset by depreciation expense of $708, amortization of stock based prepaid expense of $32,500, issuance of common stock for services of $642,908 and an increased investment in operating working capital elements of $126,304.

Cash used in investing activities during the six months ended December 31, 2012, was $0 and $0 during the same period in 2011.

Cash received in our financing activities was $74,025 for the six months ended December 31, 2012, compared to cash received of $80,330 during the same period in 2011.

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

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, for the six months ended December 31, 2012, the Company was in the development stage, had no revenues, had a net loss of $880,318, and net cash used in operations of $77,898. Additionally, as of December 31, 2012, the Company had a deficit accumulated during development stage of $16,161,032. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on successful completion of the Company’s development program and, ultimately, the attainment of profitable operations.  We can provide no assurance that we will be able to generate a sufficient amount of revenue, if any, from our business in order to achieve profitability. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2012, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In October 2012, the Company entered into an agreement to issue 300,000 shares of common stock for services rendered during the three months ended December 31, 2012.

In November 2012, the Company entered into an agreement to issue 35,000 shares of common stock for services rendered during the three months ended December 31, 2012.

In November 2012, the Company entered into an agreement to issue 50,000 shares of common stock for services rendered during the three months ended December 31, 2012.

In November 2012, the Company issued 100,000 shares to settle approximately $21,000 of accounts payable.

In December 2012, the Company issued 10,000 shares of common stock for past services to a consultant.

In December 2012, the Company entered into an agreement to issue 50,000 shares of common stock for services rendered during the three months ended December 31, 2012.

The Company claimed an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Act”) for these securities pursuant to Section 4(2) of the Act and/or Rule 506 of Regulation D promulgated thereunder since, among other things, the transaction did not involve a public offering, the Investor was an “accredited investor” and/or qualified institutional buyers, the Investor had access to information about the Company and its investment, the Investor took the securities for investment and not resale, and we took appropriate measures to restrict the transfer of the securities.

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

PROPANC HEALTH GROUP CORPORATION

Date: February 19, 2013	By:	/s/ James Nathanielsz
Name: James Nathanielsz
Title: Chief Executive Officer, Chief Financial Officer
and Chief Accounting Officer