Form 10-Q
period 2013-03-31
Propanc Health Group Corp
filed 2013-05-20
CIK 1517681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31,2013

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 70,632,268 shares of common stock as of May 20, 2013.

 PROPANC HEALTH GROUP CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2013

PART I—FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

The following unaudited interim financial statements of Propanc Health Group Corporation (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Page

Consolidated Balance Sheets at March 31,2013 (unaudited) and June 30, 2012	4

Consolidated Statements of Operations and Comprehensive loss for the three and nine months ended March 31, 2013 and 2012 and for the period from October 15, 2007 (Inception) to March 31, 2013 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended March 31, 2013 and 2012 and for the period from October 15, 2007 (Inception) to March 31, 2013 (unaudited)	6

Unaudited Notes to unaudited consolidated Financial Statements	7

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2013	June 30, 2012
	unaudited
ASSETS

CURRENT ASSETS:
Cash	$-	$179
Deposit held in Escrow	-	328
GST tax receivable	423	2,624
Prepaid expenses and other current assets	-	38,520

TOTAL CURRENT ASSETS	423	41,651

Property and Equipment, net	3,715	4,617

TOTAL ASSETS	$4,138	$46,268

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank overdraft	$101	$-
Accounts payable	210,576	192,473
Accrued expenses and other payables	247,332	135,770
Convertible debentures	-	75,000
Due to directors - related parties	65,278	63,668
Loans from directors - related parties	140,359	75,177
Other Loans	37,498	-
Employee benefit liability	50,830	42,099

TOTAL CURRENT LIABILITIES	751,974	584,187

Commitments and Contingencies (See Note 9)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value; 10,000,000 shares
authorized; zero shares issued and outstanding as of
March 31, 2013 and June 30, 2012, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 70,632,268 and 72,705,569 shares issued and outstanding
as of March 31, 2013 and June 30, 2012, respectively	70,632	72,706
Common Stock Issuable, $0.001 par value, 0 and 5,877
shares issued and outstanding as of March 31, 2013 and
June 30, 2012, respectively	-	6
Subscription receivable	-	(325)
Additional Paid-in Capital	16,051,834	15,029,326
Accumulated other comprehensive loss	(371,597)	(358,917)
Deficit accumulated during development stage	(16,498,705)	(15,280,715)

TOTAL STOCKHOLDERS' DEFICIT	(747,836)	(537,919)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4,138	$46,268

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

					For the period from
					October 15,
	For the Three Months Ended		For the Nine Months Ended		2007 (Inception)
	March 31,		March 31,		to March 31,
	2013	2012	2013	2012	2013
	unaudited	unaudited	unaudited	unaudited	unaudited
REVENUE
Royalty revenue - related party	$-	$-	$-	$-	$30,974

OPERATING EXPENSES
Administration expenses	225,964	3,090,332	1,160,383	9,029,209	15,846,434
Occupancy expenses	3,403	4,367	10,000	10,817	66,580
Research and development	-	-	1,744	5,317	645,067
TOTAL OPERATING EXPENSES	229,367	3,094,699	1,172,127	9,045,343	16,558,081

LOSS FROM OPERATIONS	(229,367)	(3,094,699)	(1,172,127)	(9,045,343)	(16,527,107)

OTHER INCOME (EXPENSE)
Interest expense	(1,378)	(1,071)	(4,001)	(1,859)	(178,164)
Interest income	-	82	-	121	9,005
Loss on settlement, net	(107,939)	-	(107,939)	-	(107,939)
Foreign currency transaction gain (loss)	982	(490)	4,927	(3,688)	(14,159)
TOTAL OTHER INCOME (EXPENSE)	(108,335)	(1,479)	(107,013)	(5,426)	(291,257)

LOSS BEFORE INCOME TAXES	(337,702)	(3,096,178)	(1,279,140)	(9,050,769)	(16,818,364)

INCOME TAX BENEFIT	30	-	61,150	175,158	319,659

NET LOSS	(337,672)	(3,096,178)	(1,217,990)	(8,875,611)	(16,498,705)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(2,567)	147,758	(12,680)	(186,812)	(371,597)

COMPREHENSIVE LOSS	$(340,239)	$(2,948,420)	$(1,230,670)	$(9,062,423)	$(16,870,302)

BASIC AND DILUTED NET LOSS PER SHARE	$-	$(0.04)	$(0.02)	$(0.12)	$(0.32)

BASIC AND DILUTED WEIGHTED
AVERAGE SHARES OUTSTANDING	72,298,309	72,063,276	72,938,995	72,001,412	51,953,926

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended March 31,		For the Period from October 15, 2007 (Inception) to March 31,
	2013	2012	2013
	unaudited	unaudited	unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,217,990)	$(8,875,611)	$(16,498,705)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Issuance of common stock for services	797,283	112,623	1,451,471
Amortization of prepaid shares issued for services	37,917	8,494,240	11,182,239
Loss on settlement	107,939	-	107,939
Shares issued for voluntary ratchet	-	-	21,218
Officer shares contributed to third party consultant	-	-	299,737
Write off of previously capitalized patent costs	-	-	26,855
Foreign currency transaction loss (gain)	(4,927)	-	10,780
Depreciation expense	978	1,409	11,127
Changes in Assets and Liabilities:
Write off Escrow account	653	-	320
Accounts receivable	-	-	(664)
GST receivable	-	769	(495)
Prepaid expenses and other assets	2,804	(6,968)	5,379
Accounts payable	55,603	48,888	237,026
Employee benefit liability	8,731	5,479	46,415
Accrued expenses	113,457	102,992	292,232
Accrued interest	851	1,858	187,635

NET CASH USED IN OPERATING ACTIVITIES	(96,701)	(114,321)	(2,619,490)

CASH FLOWS FROM INVESTING ACTIVITIES:
Patent costs	-	-	(25,726)
Purchase of equipment	-	-	(14,786)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(40,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft liability	101	-	101
Sale of common stock	-	10,396	1,479,675
Contributed capital	-	-	495,665
Subscription receivable - related party	-	-	22
Related party expenses paid on behalf of company	-	-	57,262
Loan repayments to principal stockholder	(33,379)	-	(48,213)
Investor Advances	-	-	79,112
Proceeds from other loans	37,362	-	37,362
Proceeds from directors, related parties	94,908	-	94,908
Proceeds from convertible prommisory note	-	143,312	142,306
Loan proceeds from principal stockholder	-	-	369,174

NET CASH PROVIDED BY FINANCING ACTIVITIES	98,992	153,708	2,707,374

Effect of exchange rate changes on cash	(2,470)	(44)	(47,372)

NET INCREASE (DECREASE) IN CASH	(179)	39,343	-

CASH AT BEGINNING OF PERIOD	179	132	-

CASH AT END OF PERIOD	$-	$39,475	$-

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-	$-
Income Tax	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Conversion of notes payable to common stock	$-	$-	$341,208
Conversion of accrued interest to common stock	$1,896	$-	$195,544
Gain on related party debt conversion	$-	$-	$9,252
Prepaid common stock issued for services	$-	$-	$10,860,965
Advance from investor - related party, reclassified to common stock	$-	$80,000	$80,000
Conversion of accrued expenses to common stock	$37,500		$73,772
Conversion of convertible notes and accrued interest to common stock	$75,000	$36,272	$150,894

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31,2013

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

Basis of Presentation:

The Company is presented as in the development stage from October 15, 2007 (Inception) through March 31, 2013.

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and nine months ended March 31, 2013 and our financial position as of March 31, 2013 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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
March 31, 2013

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

Comprehensive loss from inception, through March 31, 2013, included foreign currency translation gains (losses).

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

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less held at call with financial institutions, and bank overdrafts. Bank overdrafts are shown within borrowings in current liabilities on the balance sheets. There were no overdrafts or cash equivalents as of March 31, 2013.

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

As of March 31, 2013 the Company was owed $423 from the Australian Taxation Office.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013

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

During the nine months ended March 31, 2013, the Company applied for and received from the Australian Taxation Office a research and development Tax credit in the amount of $61,150 which is reflected as an income tax benefit in the accompanying unaudited consolidated statement of operations and comprehensive loss. Since inception, the Company has received $319,659 from the Australian Taxation Office related to tax credits.

Basic and Diluted Net Loss Per Common Share:

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. As of March 31, 2013, there were no potentially dilutive securities related to a convertible notes payable which were excluded from the computation.

Recently Issued Accounting Pronouncements:

Any ASUs which are not effective until after March 31, 2013 are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern. For the nine months ended March 31, 2013, the Company was in the development stage, had no revenues and had a net loss of $1,217,990 and net cash used in operations of $96,701. Additionally, as of March 31, 2013, the Company had a negative cash balance, a working capital deficit of $751,551, loans in default and a deficit accumulated during development stage of $16,498,705. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company is in the development stage at March 31, 2013 and has been since its October 15, 2007 inception. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, acceptance of the Company's International patent application and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013

NOTE 3 – PREPAIDS AND OTHER CURRENT ASSETS

Prepaid expenses and other assets consists of the following:

	March 31, 2013	June 30, 2012

Common stock issued for services	$-	$38,520

Total Prepaid expenses and other current assets	$-	$38,520

In February 2012, the Company issued 100,000 shares of common stock to a third party for services to be performed over the contract term. The shares were valued at $0.65 (based on contemporaneous cash sales prices) with a total value of $65,000. The Company has fully amortized the prepaid shares issued for services as of March 31, 2013.

NOTE 4 – DUE TO DIRECTORS - RELATED PARTY

Due to directors - related party represents unsecured advances made by the directors for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed these directors at March 31, 2013 and June 30, 2012 is $65,278 and $63,668, respectively.

NOTE 5 – LOAN FROM DIRECTORS - RELATED PARTIES

During 2010, the Company received $89,000 in advances from a director. These advances are non-interest bearing and due on demand. The Company repaid a portion of these advances in fiscal 2011 and the total amount owed the director at March 31, 2013 and June 30, 2012 is $77,078 and $75,177, respectively.

During the nine months ended March 31, 2013, the company received loans totaling $13,099 from a director accruing interest at 5.25% and repayable in October 2012. These terms are being renegotiated however, the Company is in default at March 31, 2013. The Company has recognized accrued interest expense of $406 through March 31, 2013. The balance of principle at March 31, 2013 was $13,099.

During the nine months ended March 31, 2013, the company received loans, net of repayments, totaling $50,182 from our Chief Executive Officer who is also a director accruing interest at 5.25%. The Company has recognized accrued interest expense of $936 through March 31, 2013. The balance of principle at March 31, 2013 was $50,182. The due dates of the notes range from February 2013 (which is in default) through August 2013.

NOTE 6 – LOAN FROM OTHER PARTIES

During the nine months ended March 31, 2013, the company received loans of $31,248 from a stockholder accruing interest at 10% and repayable in September 2012. These terms are currently being renegotiated however, the Company is in default at March 31, 2013. The Company has recognized accrued interest expense of $1,334 through March 31, 2013. The balance of principle at March 31, 2013 was $31,248.

In September 2012, the company received a loan of $6,250 from a stockholder accruing interest at 10% and repayable in November 2012. These terms are currently being renegotiated however, the Company is in default at March 31, 2013. The Company has recognized accrued interest expense of $320 through March 31, 2013. The balance of principle at March 31, 2013 was $6,250.

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
March 31, 2013

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

In March 2013, the Company entered into an agreement to issue 25,000 shares of common stock for services rendered during the three months ended March 31, 2013. The shares were valued at $0.65 based on contemporaneous cash offering prices and accordingly, the Company recognized an expense of $16,250.

In March 2013, the Company entered into an agreement to issue 125,000 shares of common stock to settle approximately $16,500 of accounts payable. The Company recorded a loss on settlement of approximately $65,000 as the shares were valued at $0.65 per share or $81,250 based on contemporaneous cash offering prices.

In March 2013, the Company entered into an agreement to issue 7,500 shares of common stock for services rendered during the three months ended March 31, 2013. The shares were valued at $0.65 per share or $4,875 based on contemporaneous cash offering prices and accordingly, the Company recognized an expense of $4,875.

During the three months ended March 31, 2013, a total of 2,560,571 shares were returned to the Company in a settlement with a shareholder.

In March 2013, the Company entered into an agreement to issue 200,000 shares of common stock for services rendered during the three months ended March 31, 2013. The shares were valued at $0.65 per share or $130,000 based on contemporaneous cash offering prices and accordingly, the Company recognized an expense of $130,000.

In March 2013, the Company entered into an agreement to issue 5,000 shares of common stock for services rendered during the three months ended March 31, 2013. The shares were valued at $0.65 per share or $3,250 based on contemporaneous cash offering prices and accordingly, the Company recognized an expense of $3,250.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business. As of March 31, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of March 31, 2013, the Company owed two directors a total of $90,177, for money loaned to the Company throughout the years. The loan balance owed at March 31, 2013 was not accruing interest (See Note 5).

As of March 31, 2013, the Company owed its chief executive officer and director a total of $50,182, net of repayments for money loaned to the Company throughout the years. The loan balance owed at March 31, 2013 was accruing interest (See Note 5).

As of March 31, 2013, the Company owed two directors a total of $65,278 respectively, related to expenses incurred on behalf of the Company related to corporate startup costs and intellectual property (See Note 4).

NOTE 11 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk:

The Company maintains its cash in bank and financial institution deposits in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through March 31, 2013.

Receivable Concentration:

As of March 31, 2013, the Company's receivables were 100% related to reimbursements on GST taxes paid.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2013

Product and Patent Concentration:

As of March 31, 2013 the Company was undertaking preclinical activities for their lead product. The Company was also undertaking research to uncover the mechanism of action of their lead product in order to screen new compounds for development.

The Company previously expanded by the filing of an international PCT patent application (No. PCT/AU2010/001403) directed to enhanced proenzyme formulations and combination therapies. The international PCT application has been based on previous provisional patent applications capturing the Company’s ongoing research and development in this area.

The Company recently completed the 30 month national phase filing deadline for this international patent and commenced entering the national phase in countries around the world. Provisional patents are currently being filed in the following countries/regions: United States, Japan, Brazil, China, Mexico, Hong Kong, Israel, Chile, Peru, Malaysia, Vietnam, Indonesia, Europe, Russia, India, Australia, New Zealand and South Korea. The patent is now granted in South Africa.

Further provisional patent filings are also expected to be filed to capture and protect additional patentable subject matter that is identified, namely further enhanced formulations, combination treatments, use of recombinant products, modes of action and molecular targets.

Foreign Operations:

As of March 31, 2013, the Company’s operations are based in Australia.

NOTE 12 – SUBSEQUENT EVENTS.

In April 2013, the Company received a loan for the sum of $5,324 from the Company’s Chief Executive Officer.

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

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenue. For the three month periods ended March 31, 2013 and 2012, we did not generate revenues.

Gross Profit. Since we did not record or achieve any revenues for the three month periods ended March 31, 2013 and 2012, we did not have any costs associated with sales, and therefore we had no gross profits to report.

Operating Expenses. Our total operating expenses were $229,367 for the three months ended March 31, 2013, compared to $3,094,699 for the same period in 2012. This decrease was primarily caused by the amortization of stock issuance for services in 2012.

Provision for Income Taxes. There was no provision of tax liability for the period ending March 31, 2013 due to the Company's historical losses, however, we did record an income tax benefit relating to research and development tax concessions received.

Net Earnings (loss). We generated net losses of approximately $337,672 for the three months ended March 31, 2013 compared to approximately $3,096,178 for the same period in 2012. The decrease in net loss was mainly attributable to a decrease in amortization of prepaid stock issued for services in 2013 vs. 2012.

Results of Operations for the Nine Months Ended March 31, 2013 Compared to the Nine Months Ended March 31, 2012

Revenue. For the nine month periods ended March 31, 2013 and 2012, we did not generate revenues.

Gross Profit. Since we did not record or achieve any revenues for the nine month periods ended March 31, 2013 and 2012, we did not have any costs associated with sales, and therefore we had no gross profits to report.

Operating Expenses. Our total operating expenses were $1,172,127 for the nine months ended March 31, 2013, compared to $9,045,343 for the same period in 2012. This decrease was primarily caused by the amortization of the stock issuance for services in 2012.

Provision for Income Taxes. There was no provision of tax liability for the period ending March 31, 2013, due to the Company's historical losses, however, we did record an income tax benefit relating to Research and Development tax concessions received.

Net Earnings (Loss). We generated net losses of approximately $1,217,990 for the nine months ended March 31, 2013, compared to approximately $8,875,611 for the same period in 2012. The decrease in net loss was mainly attributable to a decrease in amortization of prepaid stock issued for services in 2013 vs. 2012.

Research and Development

In accordance with ASC 730-10, research and development expenditures for the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $1,744 and $5,317 for the nine months ended March 31, 2013 and 2012, respectively.

Liquidity and Capital Resources

General. At March 31, 2013 we had a cash overdraft balance of $101. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities. We believe that our existing cash balance will be sufficient to fund our operating activities until June 2013, although efforts are now underway for additional capital through the sale of registered securities.

Our operating activities used cash in operations of $96,701 for the nine months ended March 31, 2013, and we used cash in operations of $114,321 for the same period in 2012. The principal elements of cash flow from operations for the nine months ended March 31, 2013, included a net loss of $1,217,990, offset by depreciation expense of $978 amortization of stock based prepaid expense of $37,917, issuance of common stock for services of $797,283, loss on settlement of $107,939 and a decrease in operating working capital elements of approximately $182,100.

Cash used in investing activities during the nine months ended March 31, 2013, was $0 and $0 during the same period in 2012.

Cash received in our financing activities was $98,992 for the nine months ended March 31, 2013, compared to cash received of $153,708 during the same period in 2012. 2013 funding was related to debt financing compared to mainly convertible debt financing during 2012 which was concerted to common stock.

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

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended March 31, 2013, the Company was in the development stage, had no revenues and had a net loss of $1,217,990 and net cash used in operations of $96,701. Additionally, as of March 31, 2013, the Company had a negative cash balance, a working capital deficit of $751,551, loans in default and a deficit accumulated during development stage of $16,498,705. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on successful completion of the Company’s development program and, ultimately, the attainment of profitable operations. We can provide no assurance that we will be able to generate a sufficient amount of revenue, if any, from our business in order to achieve profitability. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2013, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

PROPANC HEALTH GROUP CORPORATION

Date: May 20, 2013	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer, Chief Financial Officer
and Chief Accounting Officer