Form 10-K
period 2013-06-30
Propanc Health Group Corp
filed 2013-10-15
CIK 1517681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2013

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

Level 13, Suite 1307, 530 Collins Street
Melbourne, VIC, 3000, Australia
(Address of principal executive offices) (Zip Code)

61 03 9614 2795
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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐  No  ☑

As of October 11, 2013, 71,479,767 shares of common stock were outstanding. The aggregate market value of the common stock held by non-affiliates of the registrant, as of October 11, 2013, was approximately $1,797,233 based on $0.10 for the registrant’s common stock as determined by the Board of Directors based on its recent best efforts offering. Shares of common stock held by each director, each officer and each person who owns 10% or more of the outstanding common stock have been excluded from this calculation in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily conclusive.

As of October 11, 2013, there were 71,479,767 shares of our common stock issued and outstanding.

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

Propanc, together with its scientific and oncology consultants, has developed a rational, composite formulation of anti-cancer compounds which together exert a number of anti-cancer actions.  Propanc’s leading products, PRP and PRP-DCM, are novel, patented suppository formulations based on proenzymes, which are inactive precursors of enzymes.  There is a substantial body of literature on the potential utility of both proenzymes and enzymes in the treatment of cancer, and Propanc is of the view that its proprietary products PRP and PRP-DCM will provide a potent, multi-pronged attack on cancerous cells.  As a result of positive early indications of the anti-cancer effects, Propanc intends to progress PRP and/or PRP-DCM along the rigorous, formal non-clinical and clinical development pathway required to obtain regulatory approval to market its proenzyme formulation.  Propanc intends to undertake development of manufacturing, formal non-clinical studies and then Phase I, II and III clinical trials in order to generate the quality, safety and efficacy data required for regulatory approval.  Propanc hopes that encouraging early results will be replicated in large, controlled clinical trials, but recognizes the possibility that large clinical trials will not replicate early results.

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

●         In mid-2012, Propanc and the University of Bath agree to an earlier assignment of the patents jointly owned between the two parties on the proviso that Bath retains certain rights arising from their commercial agreement.

●         In 2012, the Company completed the 30-month national phase filing deadline for its lead international PCT application and commenced filing patent applications in countries around the world. The Company continues to undertake this process and to date was granted a patent in South Africa in 2013.

●         In mid-2013, key scientific findings regarding the anti-cancer effects of proenzymes were published in Cellular Oncology, the official journal of the International Society of Cellular Oncology.  The Company and its research partners identified that pancreatic enzymes suppress the epithelial-mesenchymal transition (EMT) by promoting cell differentiation and returning cancer cells back towards a normal state. Cancer cells which undergo the EMT develop traits such as motility, invasiveness and a resistance towards readily dying.  They also become ‘stem cell’ like and are able to seed new tumors, thus increasing malignant potential.

Propanc’s Technology

PRP

Our lead product, PRP, is a novel, patented once daily suppository formulation of proenzymes. In limited human testing as outlined earlier, supplemented by laboratory research at the Universities of Bath and Granada on the mechanism of action of the proenzyme mixture, evidence has been obtained which suggests PRP may be effective against a range of solid tumors.

At the Universities of Bath and Granada, it was demonstrated for the first time that E-cadherin and β-Catenin expression is increased in all the cancer cell lines tested and induction of differentiation was observed in colon carcinoma cells.  In human cancers, partial or complete loss of E-Cadherin expression and loss of differentiation correlates with increased malignancy. The scientists conducting the studies at the Universities of Bath and Granada concluded that potential beneficial effects in patients treated with pancreatic proenzymes “could be due to the increased expression of E-Cadherin/ β-Catenin complexes induced by serine proteases treatment and some degree of cell differentiation and loss of cell proliferation”.  Propanc is working with Universities of Bath and Granada, and recently published these scientific findings.  It describes how pancreatic enzymes suppress a long silent, embryonic program, called the EMT, by enhancing cell to cell adhesion, attenuating several EMT-associated markers and increasing expression of several differentiation markers, suggesting the acquisition of a less malignant phenotype and a decrease in proliferative capacity.

In addition to possibly extending survival, the limited human testing showed no observable severe or even serious adverse reactions and can be easily self-administered.

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

The PRP Mechanism of Action

The mechanism by which proenzymes exert an anticancer effect is not yet fully elucidated, but there is evidence showing that proenzymes are activated at the tumor site and tumor cell surface and that these in turn activate Protease Activated Receptors Type 2 (PAR2).  Activation of PAR2 results in a cascade of intracellular activities, including activation of a major component of the cell which controls its structure and architecture, the actin cytoskeleton.  In a cancer cell, proenzymes have the effect of converting globular actin into tight filamentous actin, which causes the cancer cell structure to collapse and induce cell death.  This reduces tumor volume and is often noticed in clinical practice.

Other mechanisms are thought to also contribute to the anticancer effects of proenzymes, including inactivation of growth factors which can often contribute to cancer cell growth.  Inactivation of growth factors is one of the mechanisms of action by which other anti-cancer drugs work, eg. Avastin™ which blocks a growth factor called vascular endothelial growth factor, or VEGF, and inhibits the growth of blood vessels at the site of the tumor.  Data has been generated showing PRP also inhibits the growth of blood vessels, and although the mechanism is not yet fully elucidated, published literature suggests pancreatic enzymes (proenzymes activated into their active forms), form certain complexes with α2 macroglobulin, which in turn binds and inactivates TGF-β, irreversibly.

Additional effects which have been observed, include triggering cell necrosis (cell death), induction of apoptosis (programmed cell death), the induction of cell differentiation (i.e. inducing cancer cells to exhibit more normal cell behavior), the inhibition of angiogenesis (preventing new blood vessel formation) in tumors, and anti-metastases (prevention of tumor spreading) by increasing adhesion between tumor cells.

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

In the first instance, additional clinical management and development expertise is likely to be required for our lead product; therefore Propanc anticipates an increase in employees in order to effectively manage its contractors as the project progress down the development pathway.

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

Current Operations

Propanc is at a pre-revenue stage.  We do not know when, if ever, we will be able to commercialize our PRP products.  Presently, we are focusing our efforts on organizing, coordinating and financing the various aspects of the drug research and development program outlined earlier in this document.  In order to commercialize our PRP products, we must complete preclinical development, and Phase 1, 2 and 3 clinical trials in Germany, the UK, Australia, or elsewhere, and satisfy the applicable regulatory authority that PRP is safe and effective.  We estimate that this will take approximately seven years from commencement of Phase 1 clinical trials.  Once we progress our development projects sufficiently down the development pathway to achieve a major increase in value, we will consider seeking a suitable licensing partner to complete the remaining development activities, seek regulatory approval, and market the product.

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

Propanc previously sponsored a collaborative research project at the University of Bath to investigate the cellular and molecular mechanisms underlying the potential clinical application of Propanc’s proprietary pancreatic proenzyme formulation.  Under the terms of the contract in respect of that project (effective 18th July 2008) the University of Bath owns the intellectual property in the project results (with Propanc having certain rights to the same).  Ownership of intellectual property in Propanc’s proprietary application existing prior to the commencement of the research project remained unaffected.

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

Subsequent to the establishment of their joint commercialization agreement with the University of Bath, the two parties agreed to an earlier assignment of the patents (effective June 14, 2012), on the proviso that Bath retains certain rights arising from the commercialization agreement. In a deed of amendment to the agreement, the University of Bath assigns the entirety of its right, title and interest in and to the patents to Propanc, whilst Propanc will continue to abide by their obligations regarding future income sharing, royalty rates and license payments.

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

Employees

As of October 9, 2013, we had one full time employee. In addition to the one employee, our management team consists of contributing Board members who provide regular input into the Company’s operational activities. We also seek regular technical input from third party consultants affiliated with the Company. The members of our research and development team include our Founder and Scientific Director, Dr. Julian Kenyon, Acting Chief Medical Officer, Professor Klaus Kutz and additional third parties from our Scientific Advisory Board and partner research organizations.

Our Corporate Information

Our principal executive offices are located at Level 13, Suite 1307, 530 Little Collins Street, Melbourne, VIC, 3000, Australia and our phone number is +61 (0)3 9614 2795.  We were founded in 2010.  Our Australian subsidiary, Propanc Pty Ltd shares offices with us.  It was organized on October 15, 2007.

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

Research and Development

During the last two completed fiscal years ending June 30, 2013 and 2012, we have spent $12,344 and $5,279, respectively,on research and development expenses.

ITEM 1A.   RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our corporate offices are located in Melbourne, Victoria Australia.   The lease costs $849 per month and expires on one month’s notice by either Propanc or the leasing company.

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

Holders

On October 11, 2013, there were 56 holders of record of our Common Stock.

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

Recent Sales of Unregistered Securities

In addition to those sales of unregistered securities previously disclosed in reports filed with the Securities and Exchange Commission, or the SEC, during the fiscal year ended June 30, 2013, we issued securities without registration under the Securities Act of 1933.

On September 30, 2013 the Company’s subsidiary issued a Debenture for $139,683 (AUD$150,000) plus warrants for 3,000,000 common shares of the Company. The Company agreed to pay 12% interest on the principal amount and the maturity date is December 31, 2015. This debenture rolls into it $90,595 and $2,642 of previous loans and accrued interest and $46,446 of new cash received. The debenture is convertible only at the Company’s option into common stock at $0.0698 per share and is convertible at that same rate by the lender only upon default by the Company, as defined in the debenture.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Propanc Health Group Corporation, formerly Propanc PTY LTD, ("the Company", "we", "us", "our") is a development stage enterprise.  Propanc PTY LTD was incorporated in Melbourne, Victoria Australia on October 15, 2007, and is based in Melbourne, Victoria Australia.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after June 30, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-K.  The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc Pty Ltd.

For the Year Ended June 30, 2013 compared to the Year ended June 30, 2012

Revenue

For the fiscal years 2013 and 2012, we generated no revenue because the company is currently undertaking research and development activities for market approval and there were no sales generated in this period.

Administration Expense

Administration expense decreased to $1,336,483 for the year ended June 30, 2013 as compared with $11,571,613 for the year ended June 30, 2012.  This decrease is primarily attributable to investor relations expenses $10,889,153 incurred during the year ending June 30, 2012.  The majority of the investor relations expenses are non-cash with the largest portion related to the Company issuing 7,215,365 shares of common stock to a third party consultant for services.  The shares were valued at $1.50 (based on a contemporaneous cash sales price and anticipated offering price) or $10,823,048.  The Company recognized $645,107 of amortization related to this agreement through June 30, 2011 with the remaining $10,775,858 recognized as expense during fiscal 2012.  Differences between original values and amortization amounts are attributable to changes in foreign currency translation rates over the amortization periods.

Occupancy Expense

Occupancy expense increased by $196 to $13,074 for the year ended June 30, 2013.

Research and Development Expenses

Research and Development was $12,344 for the year ended June 30, 2013 as compared with $5,279 for the year ended June 30, 2012. Research and Development expenditure has been minimal over the past 24 months, including the last 12 months, as the Company raises sufficient capital to undertake its next stage of development for its current programs.  The Company and its Directors continue to expend its efforts to continue creating value by completing its patent filings and publishing its scientific discoveries, and is negotiating with third parties to assist with raising the capital needed to complete its planned research and development activities.

Interest Expense/Income

Interest expense increased to $5,465 for the year ended June 30, 2013 as compared with $2,967 for the year ended June 30, 2011.  This is primarily attributable to interest bearing loans made to the company during the fiscal year.

Income Tax Benefit

During the years-ended ended June 30, 2013 and 2012, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $60,461 and $173,928.

Net loss

Net loss decreased to $1,442,638 for the year ended June 30, 2013 as compared with $11,434,375 for the year ended June 30, 2012.  The decrease is primarily attributable to share based payment arrangements in fiscal 2012 which increased the fiscal 2012 net loss by $10,883,888.

Liquidity and Capital Resources

	For the Fiscal Year Ended June 30,
	2013	2012
Net cash used in operating activities	$(128,647)	$(170,278)
Net cash used in investing activities	$(0)	$(0)
Net cash provided by financing activities	$128,460	$170,331

Net cash used in operations was $170,278 for the fiscal year ended June 30, 2012 compared to $128,647 for the same period in 2013.   This decrease was primarily attributable to less activity due to the company's limited cash resources.

There were no cash transactions from investing activities in fiscal year 2013 or 2012.

Cash flows provided by financing activities for the fiscal year ended June 30, 2013 were $128,460 compared to $170,331 for the fiscal year ended June 30, 2012.  In 2013 we had loan proceeds from officers and directors of $123,814 and from unrelated parties of $37,506 while in 2012 we had convertible note proceeds of $142,306 and proceeds from the sale of common stock of $28,025.

We have substantial capital resource requirements and have incurred significant losses since inception.  As of  June 30, 2013, we had  $0 in cash.  Based upon our current business plans, we will need considerable cash investments to be successful.  Such capital requirements are in excess of what we have in available cash and what we currently have commitment for.  Therefore, we do not have enough available cash to meet our obligations over the next 12 months.

Related Party Transactions

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of June 30, 2013 and 2012, the Company owed certain directors a total of $130,688 and $75,177 respectively, for money loaned to the Company throughout the years.

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

As of June 30, 2013 and 2012, the Company owed two directors a total of $57,237 and $63,668, respectively, related to expenses incurred on behalf of the Company related to corporate startup costs and intellectual property.

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

In September 2009, the Company entered into a month to month lease agreement with monthly rent at $1,016 per month which in fiscal 2012, became subject to a 3.5% escalation clause or $1,052 per month. The lease agreement ended June 26, 2013.  In July 2013, the Company moved to new premises. The Company expects to enter into a month to month lease agreement commencing from July 1 2013, although a formal lease agreement is yet to be executed.

Going Concern Qualification

The Company has incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. The Company’s Independent Registered Public Accounting Firm has included a "Going Concern Qualification" in their report for the years ended June 30, 2013 and 2012.  In addition, the Company has negative working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:
Propanc Health Group Corporation

We have audited the accompanying consolidated balance sheets of Propanc Health Group Corporation and Subsidiary (a development stage company) at June 30, 2013 and 2012 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for each of the two years in the period ended June 30, 2013 and for the period from October 15, 2007 (Inception) through June 30, 2013. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Propanc Health Group Corporation and Subsidiary (a development stage company) at June 30, 2013 and 2012 and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2013 and for the period from October 15, 2007 (Inception) through June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company is in the development stage, has no revenues in 2013 and 2012 and has a net loss and net cash used in operating activities in 2013 of $1,442,638 and $128,647 respectively, and has a working capital deficit, stockholders' deficit and deficit accumulated during development stage of $793,014, $792,476 and $16,723,353, respectively, at June 30, 2013. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
October 15, 2013

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	June 30, 2013	June 30, 2012

ASSETS

CURRENT ASSETS:
Cash	$-	$179
Deposit held in escrow	-	328
GST tax receivable	1,209	2,624
Prepaid expenses and other current assets	-	38,520

TOTAL CURRENT ASSETS	1,209	41,651

Property and Equipment, net	538	4,617

TOTAL ASSETS	$1,747	$46,268

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank Overdraft	$5	$-
Accounts payable	272,596	192,473
Accrued expenses and other payables	251,439	135,770
Loans	32,879	-
Convertible debentures	-	75,000
Due to directors - related parties	57,237	63,668
Loans from directors and officer - related parties	130,689	75,177
Employee benefit liability	49,378	42,099

TOTAL CURRENT LIABILITIES	794,223	584,187

Commitments and Contingencies (See Note 10)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 10,000,000 shares
authorized; zero shares issued and outstanding as of
June 30, 2013 and June 30, 2012, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 70,632,267 and 72,705,569 shares issued and
outstanding as of June 30, 2013 and June 30, 2012, respectively	70,632	72,706
Common stock issuable, 25,000 and 5,877 shares issuable and
outstanding as of June 30, 2013 and June 30, 2012, respectively	25	6
Subscription receivable	-	(325)
Additional Paid-in Capital	16,104,809	15,029,326
Accumulated other comprehensive loss	(244,589)	(358,917)
Deficit accumulated during development stage	(16,723,353)	(15,280,715)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(792,476)	(537,919)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,747	$46,268

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012, AND
FOR THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2013

			For the period from
			October 15,
			2007 (Inception)
	Year Ended June 30,		to June 30,
	2013	2012	2013

REVENUE
Royalty revenue - related party	$-	$-	$30,974

OPERATING EXPENSES
Administration expenses	1,336,482	11,571,613	16,022,533
Occupancy expenses	13,074	12,878	69,654
Research and development	12,344	5,279	655,667
TOTAL OPERATING EXPENSES	1,361,900	11,589,770	16,747,854

LOSS FROM OPERATIONS	(1,361,900)	(11,589,770)	(16,716,880)

OTHER INCOME (EXPENSE)
Interest expense	(5,465)	(2,967)	(179,628)
Interest income	-	141	9,005
Loss on debt settlements, net	(108,185)	-	(108,185)
Foreign currency transaction loss	(27,549)	(15,707)	(46,635)
TOTAL OTHER INCOME (EXPENSE)	(141,199)	(18,533)	(325,443)

LOSS BEFORE INCOME TAXES	(1,503,099)	(11,608,303)	(17,042,323)

INCOME TAX BENEFIT	60,461	173,928	318,970

NET LOSS	(1,442,638)	(11,434,375)	(16,723,353)

OTHER COMPREHENSIVE LOSS
Foreign currency translation gain (loss)	114,328	(238,732)	(244,589)

COMPREHENSIVE LOSS	$(1,328,310)	$(11,673,107)	$(16,967,942)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.16)	$(0.32)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	72,365,530	72,153,072	52,734,713

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012, AND
FOR THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2013

									Deficit Accumulated	Accumulated
									During	Other	Total
	Preferred Stock		Common Stock Issuable		Common Stock		Subscription	Additional	Development	Comprehensive	Stockholders'
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Receivable	Paid-in Capital	Stage	loss	Equity (Deficit)

Balance at October 15, 2007 (Inception of Development Stage)	-	$-	-	$-	-	$-	$-	$-	$-	$-	$-

Issuance of common stock for cash @ $0.01 - related parties	-	-	-	-	41,040,000	41,040	-	(41,022)	-	-	18

Contributed capital - related party	-	-	-	-	-	-	-	495,665	-	-	495,665

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(2,522)	(2,522)

Net loss, October 15, 2007 (Inception) through June 30, 2008									(408,027)		(408,027)

Balance at June 30, 2008	0	$-	0	$-	41,040,000	$41,040	$-	$454,643	$(408,027)	$(2,522)	$85,134

Issuance of common stock for cash @ $0.01 - related parties	-	-	-	-	10,260,000	10,260	-	(10,256)	-	-	4

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(50,680)	(50,680)

Net loss, year ended June 30, 2009									(443,849)		(443,849)

Balance at June 30, 2009	0	$-	0	$-	51,300,000	$51,300	$-	$444,387	$(851,876)	$(53,202)	$(409,391)

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012, AND
FOR THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2013
Deficit Accumulated
								During	Other	Total
Preferred Stock		Common Stock Issuable		Common Stock		Subscription	Additional	Development	Comprehensive	Stockholders'
No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Receivable	Paid-in Capital	Stage	loss	Equity(Deficit)

Issuance of common stock for cash @ $0.18	-	-	-	-	583,334	583	-	91,227	-	-	91,810

Issuance of stock for services	-	-	-	-	1,092,112	1,092	-	175,613	-	-	176,705

Officer shares contributed to third party for services rendered	-	-	-	-	-	-	-	299,737	-	-	299,737

Conversion of notes payable and accrued interest to common stock - related parties	-	-	-	-	3,305,615	3,306	-	531,550	-	-	534,856

Gain on related party debt converted to common stock	-	-	-	-	-	-	-	9,252	-	-	9,252

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(47,385)	(47,385)

Net loss, year ended June 30, 2010									(842,487)		(842,487)

Balance at June 30, 2010	0	$-	0	$-	56,281,061	$56,281	$-	$1,551,766	$(1,694,363)	$(100,587)	$(186,903)

Issuance of common stock for cash @ $0.16 - $0.18	-	-	-	-	7,639,465	7,639	-	1,275,491	-	-	1,283,130

Shares issued for offering costs	-	-	-	-	139,400	139	-	(139)	-	-	0

Issuance of stock for services	-	-	-	-	7,855,964	7,856	-	11,574,801	-	-	11,582,657

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(19,598)	(19,598)

Net loss, year ended June 30, 2011									(2,151,977)		(2,151,977)

Balance at June 30, 2011	0	$-	0	$-	71,915,890	$71,915	$-	$14,401,919	$(3,846,340)	$(120,185)	$10,507,309

Issuance of common stock for conversion of convertible debt	-	-	877	1	48,341	48	-	73,778	-	-	73,827

Issuance of common stock for cash @ $0.65	-	-	5,000	5	85,534	86	(325)	107,459	-	-	107,225

Shares issued under voluntary ratchet	-	-	-	-	31,622	32	-	20,522	-	-	20,554

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012, AND
FOR THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2013

Deficit Accumulated
								During	Other	Total
Preferred Stock		Common Stock Issuable		Common Stock		Subscription	Additional	Development	Comprehensive	Stockholders'
No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Receivable	Paid-in Capital	Stage	loss	Equity(Deficit)

Issuance of common stock for conversion of accrued expenses	-	-	-	-	24,182	24	-	36,248	-	-	36,272

Issuance of stock for services	-	-	-	-	600,000	600	-	389,400	-	-	390,000

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(238,732)	(238,732)

Net loss, year ended June 30, 2012									(11,434,375)		(11,434,375)

Balance at June 30, 2012	0	$-	5,877	$6	72,705,569	$72,706	$(325)	$15,029,326	$(15,280,715)	$(358,917)	$(537,919)

Issuance of previously granted common stock	-	-	(5,877)	(6)	5,877	6	-		-	-	-

Issuance of common stock for conversion of convertible debt	-	-			51,264	51	-	76,845	-	-	76,896

Shares issued under voluntary ratchet	-	-	-	-	214,089	214	-	138,944	-	-	139,158

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012, AND
FOR THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2013

Deficit Accumulated
								During	Other	Total
Preferred Stock		Common Stock Issuable		Common Stock		Subscription	Additional	Development	Comprehensive	Stockholders'
No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Receivable	Paid-in Capital	Stage	loss	Equity(Deficit)

Issuance of common stock for conversion of accrued expenses	-	-	-	-	225,000	225	-	146,025	-	-	146,250

Issuance of stock for services	-	-	25,000	25	1,012,500	1,013	-	662,087	-	-	663,125

Cancellation of Shares	-	-	-	-	(3,582,032)	(3,582)		3,582			-

Consultant stock expense	-	-	-	-	-	-	-	48,000	-	-	48,000

Write off of subscription receivable	-		-	-	-	-	325	-	-	-	325

Foreign currency translation income	-	-	-	-	-	-	-	-	-	114,328	114,328

Net loss, year ended June 30, 2013									(1,442,638)		(1,442,638)

Balance at June 30, 2013	0	$-	25,000	$25	70,632,267	$70,633	$-	$16,104,809	$(16,723,353)	$(244,589)	$(792,476)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012,
AND FOR THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2013
			For the Period from
	Year Ended June 30,		October 15, 2007 (Inception)
	2013	2012	to June 30, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(1,442,638)	$(11,434,375)	$(16,723,353)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Common stock issued for services and voluntary ratchet	803,324	384,673	1,478,730
Loss on settlement of debt	108,185	-	108,185
Consultant stock expense	48,000	-	48,000
Amortization of prepaid shares issued for services	38,937	10,499,215	11,183,259
Officer shares contributed to third party consultant	-	-	299,737
Write off of subscription receivable	325	-	325
Write off of previously capitalized patent costs	-	26,855	26,855
Foreign currency transaction (loss) gain	27,549	15,707	43,256
Depreciation expense	4,062	1,792	14,211
Changes in Assets and Liabilities:
Escrow account	333	(333)	-
Accounts receivable	-	-	(664)
Prepaid expenses and other current assets	1,293	1,183	3,373
Accounts payable	121,649	161,623	303,072
Employee benefit liability	12,965	7,598	50,649
Accrued expenses	147,369	165,784	512,929

NET CASH USED IN OPERATING ACTIVITIES	(128,647)	(170,278)	(2,651,436)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(14,786)
Patent costs	-	-	(25,726)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(40,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	5	-	5
Sale of common stock	-	28,025	1,479,675
Contributed capital	-	-	495,665
Subscription receivable - related party	-	-	22
Related party expenses paid on behalf of company	-	-	57,262
Loan repayments to officer and directors	(32,860)	-	(47,694)
Investor Advances - related party	-	-	79,112
Proceeds from convertible promissory note	-	142,306	142,306
Loan proceeds from officer and directors	123,814	-	492,988
Loan proceeds	37,506	-	37,506

NET CASH PROVIDED BY FINANCING ACTIVITIES	128,465	170,331	2,736,847

Effect of exchange rate changes on cash	3	(6)	(44,899)

NET INCREASE (DECREASE) IN CASH	(179)	47	-

CASH AT BEGINNING OF PERIOD	179	132	-

CASH AT END OF PERIOD	$-	$179	$-

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-	$-
Income Tax	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Conversion of notes payable to common stock	$-	$-	$341,208
Conversion of accrued interest to common stock	$1,896	$-	$195,544
Gain on related party debt conversion	$-	$-	$9,252

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED JUNE 30, 2013 AND 2012,
AND FOR THE PERIOD FROM OCTOBER 15, 2007 (INCEPTION) TO JUNE 30, 2013

			For the Period from
	Year Ended June 30,		October 15, 2007 (Inception)
	2013	2012	to June 30, 2013

Prepaid common stock issued for services	$-	$37,917	$10,860,965
Advance from investor - related party, reclassified to common stock	$-	$80,000	$80,000
Conversion of accrued expenses to common stock	$37,500	$36,272	$73,772
Conversion of convertible notes to common stock	$75,000	$75,894	$150,894

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 and 2012

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

Basis of Presentation

The financial statements are presented in accordance with Financial Accounting Standards Board Accounting Standards Codification ASC 915 for development stage entities. As such, the Company is presented as in the development stage from October 15, 2007 (Inception) through June 30, 2013.  See also Note 2.

Activities during the development stage are described above under "Nature of Operations."

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

Comprehensive loss from inception through June 30, 2013, includes only foreign currency translation gains (losses).

Changes in Accumulated Other Comprehensive Income (Loss) by Component during 2013 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2012	$(358,917)
Other comprehensive income before reclassification	114,328
Amounts reclassified from accumulated other comprehensive income (loss)	-
Ending balance, June 30, 2013	$(244,589)

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 and 2012

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less held at call with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets.  There were no cash equivalents as of June 30, 2013 or 2012.

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

Patents

Patent costs are stated at cost and reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency, however, the Company will expense any costs as long as the Company is in the development stage.   Accordingly, as the Company's product is not currently approved for market, during 2012, the Company wrote-off approximately $27,000 of previously capitalized patent costs related to various applications. Any patent costs incurred in 2013 were expensed immediately. Currently, the Company has one International patent pending which was jointly applied for by the company and another entity. The Company recently completed the 30 month national phase filing deadline for this international patent and has now commenced entering the national phase in countries around the world. Provisional patents are currently being filed in the following countries/regions: United States, Japan, Brazil, China, Mexico, Hong Kong, Israel, Chile, Peru, Malaysia, Vietnam, Indonesia, Europe, India, Australia, New Zealand, South Africa and South Korea. The South Africa patent was granted in February 2013.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 and 2012

Impairment of Long-Lived Assets

In accordance with ASC 360-10, Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  Based on its review, the Company believes that, as of June 30, 2013, and 2012, there was no impairment of its long-lived assets related to property and equipment however, see above related to patent impairments in fiscal 2013.

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

As of June 30, 2013 and 2012 the Company was owed $1,209 and $2,624 from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

The Company adopted provisions of ASC 740, Sections 25 through 60, “Accounting for Uncertainty in Income Taxes."  These sections provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. Upon the adoption of ASC 740, the Company had no unrecognized tax benefits. During the years ended June 30, 2013 and 2012 no adjustments were recognized for uncertain tax benefits. The years 2008 through 2013 are subject to examination by the Australian Taxation Office.  The years ended June 30, 2011 through 2013 is subject to examination by the United States Internal Revenue Service.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 and 2012

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

During the years-ended ended June 30, 2013 and 2012, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $60,461 and $173,928 respectively, which is reflected as an income tax benefit in the accompanying consolidated statement of operations and comprehensive loss.

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

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non-Employees”.

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

Research and Development Costs

In accordance with ASC 730-10,  Research and development costs are expensed when incurred.  Total research and development costs for the years ended June 30, 2013 and 2012 were $12,344 and $5,279, respectively.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.   As a result, the basic and diluted per share amounts for all periods presented are identical. As of June 30, 2013 and 2012, there were no potentially dilutive securities.

Reclassifications

Certain amounts in the prior periods financial statements have been reclassified to conform to the 2013 presentation. Primarily these reclassifications are within the consolidated Cash Flow statement, cash flows from operating activities.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 and 2012

Recently Adopted Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after June 30, 2013 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 and 2012

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  For the year ended June 30, 2013, the Company was in the development stage, had no revenues and had a net loss of $1,442,638 and net cash used in operations of $128,647.  Additionally, as of June 30, 2013, the company had a working capital deficit, stockholders' deficit and deficit accumulated during development stage of $793,014, $792,476 and $16,723,353, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company is in the development stage at June 30, 2013 and has been since its October 15, 2007 inception. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, acceptance of the Company's International patent application and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

NOTE 3 – PROPERTY AND EQUIPMENT

Property, plant, and equipment consist of the following as of June 30,

	2013	2012

Office equipment at cost	$14,513	$16,143
Less: Accumulated depreciation	(13,975)	(11,526)

Total property, plant, and equipment	$538	$4,617

Depreciation expense for the years ended June 30, 2013 and 2012 were $4,062 and $1,792, respectively.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 and 2012

NOTE 4 – OTHER CURRENT ASSETS

Other assets consists of the following as of June 30,

	2013	2012

Common stock issued for services	$-	$38,520

Total Prepaids and Other Current Assets	$-	$38,520

The Company fully amortized $10,775,858 of prepaid stock fees during 2012 and $645,107 in 2011 which is included in administration expenses in the respective periods.

As discussed in Note 9, in February 2012, the Company issued 100,000 shares of common stock for past services to a consultant.  The shares were valued at $0.65 based on contemporaneous cash offering prices and accordingly, the Company recognized an expense of $65,000 related to the transaction which was fully amortized in 2013.

NOTE 5 – DUE TO DIRECTORS - RELATED PARTIES

Due to directors - related parties represents unsecured advances made by the directors for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company are due upon demand.  The Company is currently not being charged interest under these advances. The total amount owed these directors at June 30, 2013 and 2012 is $57,237 and $63,668 respectively.

NOTE 6 – LOANS

Loans from Directors - Related Parties

Loans from Directors and Officer at June 30, 2013 and 2012 were $130,689 and $75,177, respectively.  The loans bear interest at rates of prime + 2% (5.25% at June 30, 2013) and are all past their due date and in default.

Loans from Unrelated Parties

Loans from two unrelated parties were received during 2013 totaling $32,879.  They bear interest at 10% and as of June 30, 2013 were past their due date and in default.  (See Note 13)

NOTE 7 – CONVERTIBLE DEBENTURES

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

The above mentioned August 2011 convertible debenture for $42,000 was converted to shares of common stock in February 2012.  $43,068 of principal and interest was converted at $1.50 into 28,712 shares (See Note 9).

The above mentioned December 2011 convertible debenture for $30,000 was converted to shares of common stock in June 2012.  $30,758 of principal and interest was converted at $1.50 into 20,506 shares (See Note 9).

In September 2012, a $75,000 convertible debenture was converted into shares of common stock pursuant to a conversion notice. $76,896 of principal and interest was converted at $1.50 into 51,264 shares. The original agreement stipulated a conversion price of $1.50 however, as the Company voluntary ratcheted down the conversion to $0.65 (based on contemporaneous cash sales prices), the Company recorded an additional expense of $43,547 related to the additional 67,037 shares issued  (See note 9).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 and 2012

NOTE 8 – INCOME TAXES

The Company follows ASC 740-10-10, under which an entity recognizes deferred tax assets and liabilities for future tax consequences or for events that were previously recognized in the Company’s financial statements or tax returns.  The measurement of deferred tax assets and liabilities is based on enacted tax law provisions.  The effects of future changes in tax laws or rates are not anticipated.  As of June 30, 2013, the Company operated exclusively in Australia.  The Company was wholly subject to Australia income tax laws and regulations, which are administered by the Australian Taxation Office for the years ended June 30, 2013 and 2012 and all prior years.

On November 23, 2010, Propanc Health Group Corporation was incorporated in the state of Delaware.  In January 2011, Propanc Health Group Corporation acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary.  As a result of these transactions, the Company is subject to the income tax laws of both the United States and Australia for the years ended June 30, 2012 and 2013.  For the years ended June 30, 2013 and 2012, all the Company’s loss before income taxes resulted entirely from its Australian activities and its taxable loss was only subject to Australian tax law.

At June 30, 2013, the Company has a net operating loss (NOL) for Australian tax purposes only, that approximates $9,066,000.   Consequently, the Company may have NOL carryforwards available for income tax purposes, which will continue to be available until they are recovered through earning taxable income.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income.   The NOL is subject to a reduction of $1,250,567 for research and development credits granted by the Australian Taxation Office through June 30, 2013.

The components for the provision for income taxes are as follows:

	Year Ended
	June 30,	June 30,
	2013	2012

Current Taxes	$(60,461)	$(173,928)
Deferred Taxes	-	-
Provision for Income Taxes	$(60,461)	$(173,928)

The items accounting for the difference between income taxes at the Australia statutory rate and the provision for income taxes are as follows:

	Year Ended
	June 30,		June 30,
	2013		2012
	Amount	Impact on Rate	Amount	Impact on Rate

Income Tax Expense (Benefit) at Australia Statutory Rate	$(492,334)	(32.75)%	$(3,482,491)	(30.00)%

Expenses paid by parent on behalf of foreign subsidiary	351,935	23.41%	-	0.00%

R&D Refundable Tax Credit	(60,461)	(4.02)%	(173,928)	(1.50)%

Reduction of NOL Carryforward Due to R&D Tax Credit	60,461	4.02%	173,928	1.50%

Deferred Tax Valuation Allowance	(363,703)	(24.20)%	3,211,114	27.66%

Foreign Exchange Rate Changes	443,641	29.52%	97,449	0.84%

Total Income Tax Expense (Benefit)	$(60,461)	(4.02)%	$(173,928)	(1.50)%

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 and 2012

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

	June 30,	June 30,
	2013	2012
Current Deferred Tax Assets
Provision for annual leave	$14,813	$12,630
Superannuation	3,699	4,114
Total Current Deferred Tax Assets	$18,512	$16,744

Current Deferred Tax Liabilities
Prepaid Investor Services	$-	$-
Prepaid expenses	-	-
Prepaid insurance	-	-
Accounts Payable/trade creditors	-	-
Patent Costs	-	-
Total Current Deferred Tax Liabilities	$-	$-

Non-Current Deferred Tax Assets
Prepaid Investor Services	$1,393,309	$2,284,981
Capital Raising Costs	27,752	30,870
Legal Costs	28,337	30,948
Intellectual Property	13,854	15,410
Patent Costs	32,425	23,518
Formation Expense	8,491	9,445
Net Operating Loss Carryover	2,418,795	1,893,262
Foreign Exchange Loss (OCI)	73,377	107,675
Total Non-Current Deferred Tax Assets	3,996,340	4,396,109
Deferred Tax Valuation Allowance	(4,014,852)	(4,412,853)
Total Non-Current Deferred Tax Assets	(18,512)	(16,744)

Total Deferred Tax Assets (Net)	$-	$-

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations.  As of June 30, 2013 the Company had no unrecognized tax benefits.  There were no changes in the Company’s unrecognized tax benefits during the years ended June 30, 2013 and 2012.  The Company did not recognize any interest or penalties during fiscal 2013 or 2012 related to unrecognized tax benefits.

The income tax returns filed for the tax years from inception will be subject to examination by the relevant taxing authorities.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 and 2012

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

In June 2011, the Company issued 7,215,365 shares of common stock to a third party consultant for services.  The shares were valued at $1.50 (based on a contemporaneous cash sales price and anticipated offering price).  The $10,823,048 was recorded as a prepaid and is being amortized over the one-year term of the agreement.  (See Note 4)

In July 2011, the Company received $5,240 in advances from investor - related party. In August 2011, the Company obtained proper documentation from that investor and the $84,760 advance from investor previously recorded in current liabilities as of June 30, 2011 and the additional $5,240 advance, totaling $90,000, was exchanged for 63,234 shares of common stock at $1.50 per share.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 and 2012

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

In February 2012, the Company issued 100,000 shares of common stock to a third party for services to be performed over the one-year contract term.  The shares were valued at $0.65 (based on contemporaneous cash sales prices) with a total value of $65,000.  The Company has amortized approximately five months of the prepaid shares issued for services leaving a prepaid balance of approximately $38,500 as of June 30, 2012 which was fully amortized in 2013. (See Note 4)

In February 2012, the Company issued 100,000 shares of common stock for past services to a consultant.  The shares were valued at $0.65 based on contemporaneous cash offering prices and accordingly, the Company recognized an expense of $65,000 related to the transaction.

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

In December 2012, a total of 1,021,460 shares were returned to the Company in a settlement with a shareholder.

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

In March 2013, a total of 2,560,571 shares were returned to the Company in a settlement with a shareholder.

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

In May 2013, the Company became obligated to issue 25,000 shares of common stock for services rendered by a consultant.  These shares were valued at $0.20 per share or $5,000 based on the quoted market price of the stock on the date of the grant.  These shares are relected as common stock issuable and the Company recognized an expense of $5,000.

On June 6, 2013, the Company entered into a 60 day agreement with a consultant whereby they would issue that consultant 600,000 shares of the Company's common stock. These shares were valued at $0.20 per share or $120,000 based on the quoted market price of the stock on the date of the grant.  The Company is recognizing the expense pro rata over the 60 day term. As of June 30, 2013 the Company recognized $48,000 with a credit to additional paid-in-capital.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 and 2012

NOTE 10 – COMMITMENTS AND CONTINGIENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of June 30, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Operating Agreements

In November 2009, the Company entered into a commercialization agreement whereby the Company agreed to pay royalties of 2% of net revenues.  Additionally, the Company agreed to pay 5% of each and every license agreement subscribed for.  The contract is cancellable at anytime by either party.  To date, no amounts are owed under the agreement.

In May 2011, the Company entered into an agreement with a consultant whereby the consultant would provide acquisition services and be paid success fees in cash and equity based upon a stipulated percentage of the transaction price. No such acquisitions have occurred as of the date of this filing.

Operating Leases

In September 2009, the Company entered into a month to month lease agreement with monthly rent at $1,016 per month which in fiscal 2012, became subject to a 3.5% escalation clause or $1,052 per month. In July 2013, the Company moved to new premises. The Company expects to enter into a month to month lease agreement commencing from July 1, 2013.

Rent expense for the years ended June 30, 2013 and 2012 were $13,074 and $12,878 respectively.

NOTE 11 – RELATED PARTY TRANSACTIONS

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of June 30, 2013 and 2012, the Company owed certain directors a total of $130,689 and $75,177 respectively, for money loaned to the Company throughout the years. The loan balance owed at June 30, 2013 was not interest bearing.

From Inception through June 30, 2009, the Company issued 51,300,000 shares of common stock to its directors for cash.  (See Note 9)

In March 2008, the company entered into a distribution agreement with a related party company controlled by a Director. As a result, the Company sold product to this related party and recorded $28,317 and $2,657 in revenue for the years ended June 30, 2008 and 2009 respectively.

As of June 30, 2013 and 2012, the Company owed two directors a total of $57,237 and $63,668, respectively, related to expenses incurred on behalf of the Company related to corporate startup costs and intellectual property.

From inception, common shares were sold to and offering costs paid to certain related parties. (See Note 9)

On May 13, 2010, $534,856 of accrued interest and loans from directors were converted into 3,305,615 shares of the Company’s common stock. (See Note 9)

On May 13, 2010, an officer and director of the Company transferred 1,855,487 of his own personal shares to a related party trust in exchange for services rendered. The wife of the Company's Chief Executive Officer is a beneficiary of the trust and the wife's parents control the trust ("related party trust"). (See Note 9)

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 and 2012

NOTE 12 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in bank and financial institution deposits in Australia.  Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through June 30, 2013.

Receivable Concentration

As of June 30, 2013 and 2012, the company's receivables were 100% related to reimbursements on GST taxes paid.

Vendor Concentration

As of June 30, 2013, there were two significant vendors that the Company relies upon to conduct its research and development. Both vendors provide services to the Company which can be replaced by alternative vendors should the need arise.

Revenue Concentration

Since inception, 100% of the revenues generated have been with one customer who is also considered a related party.

Product and Patent Concentration

As of June 30, 2013 the Company was undertaking preclinical activities for their lead product.  The Company was also undertaking research to uncover the mechanism of action of their lead product in order to screen new compounds  for development.

The Company previously expanded by the filing of an international PCT patent application (No. PCT/AU2010/001403) directed to enhanced proenzyme formulations and combination therapies. The international PCT application has been based on previous provisional patent applications capturing the Company’s ongoing research and development in this area.

The Company recently completed the 30 month national phase filing deadline for this international patent and commenced entering the national phase in countries around the world. Provisional patents are currently being filed in the following countries/regions: United States, Japan, Brazil, China, Mexico, Hong Kong, Israel, Chile, Peru, Malaysia, Vietnam, Indonesia, Europe, India, Australia, New Zealand and South Korea. The patent is now granted in South Africa.

Further provisional patent filings are also expected to be filed to capture and protect additional patentable subject matter that is identified, namely further enhanced formulations, combination treatments, use of recombinant products, modes of action and molecular targets.

Foreign Operations

As of June 30, 2013 and 2012, the Company's operations are based in Australia.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
 (A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013 and 2012

NOTE 13 – SUBSEQUENT EVENTS

In July 2013, the Company issued 300,000 shares of common stock to a consultant related to a June 6, 2013 agreement.

In July 2013, the Company issued 250,000 shares of common stock to a consultant for past services.  The shares are fully vested and valued at $0.20 per share (based on current market bid price) and accordingly, the Company recognized an expense of $50,000 related to the share issuance.

In July 2013, the Company issued 137,500 shares of common stock to a consultant in exchange for a $27,500 accounts payable relating to past services.  The shares are fully vested and valued at $0.20 per share (based on current market bid price) and accordingly there was no gain or loss on this settlement.

In July 2013, the Company issued 10,000 shares of common stock to a consultant for past services.  The shares are fully vested and valued at $0.20 per share (based on current market bid price) and accordingly, the Company recognized an expense of $2,000 related to the share issuance.

In July 2013, the Company issued 150,000 shares of common stock to a consultant for past services.  The shares are fully vested and valued at $0.20 pre share (based on current market bid price) and accordingly, the Company recognized an expense of $30,000 related to the share issuance.

In August 2013 pursuant to a loan agreement, the company was loaned $63,196 at 10% interest.

In July and August 2013 the Company received an unsecured advances totaling $23,188 from the Company's Chief Executive Officer at no interest.

In August 2013 the Company repaid $18,959 of unsecured loans to the Company’s Chief Executive Officer.

On September 30, 2013 the Company’s subsidiary issued a Debenture for $139,683 (AUD$150,000) plus warrants for 3,000,000 common shares of the Company. The Company agreed to pay 12% interest on the principal amount and the maturity date is December 31, 2015.  This debenture rolls into it $90,595 and $2,642 of previous loans and accrued interest and $46,446 of new cash received.  The debenture is convertible only at the Company’s option into common stock at $0.0698 per share and is convertible at that same rate by the lender only upon default by the Company, as defined in the debenture.  The fair value of the warrants is $403,500 and a debt discount attributable to the warrants of $103,763 has been recorded which is the relative fair value of such warrants.  The fair value was determined using a Black-Scholes option pricing model with a stock price of $0.20, exercise price of $0.0698, volatility of 53% based on the comparative companies method since the Company’s stock is very thinly traded, an expected term of 27 months based on the debenture term and a risk free rate of 0.4%.  This discount will be amortized over the debenture term.  Since the debt is not convertible by the lender at the debenture date, there is no accounting for any conversion feature.

On October 1, 2013, the Company agreed to issue 500,000 vested shares of common stock as a non-refundable retainer in conjunction with a 90-day investment banking services agreement. The Company will pay the investment bank a customary cash and warrants success fee computed as a percentage of any capital raised.

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

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2013, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of June 30, 2013, we had identified the following material weaknesses which still exist through the date of this report:

As of June 30, 2013 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Also, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2013.  Based on this assessment, management believes that, as of June 30, 2013, we did not maintain effective controls over the financial reporting control environment.  Specifically, the Board of Directors does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting.   Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2013, based on the criteria established in the “Internal Integrated Framework” issued by COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2013 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Corrective Action

Our Board of Directors is seeking a candidate with audit committee financial expertise to serve as an independent director of the Company and as the Chairman of our audit committee.  Management also plans to make future investments in the continuing education of our accounting and financial staff.  Specifically, we plan to seek specific public company accounting training during fiscal 2014.  Improvements in our disclosure controls and procedures and in our internal control over financial reporting will, however, depend on our ability to add additional resources and independent directors to provide more internal checks and balances, and to provide qualified independence for our audit committee.  We believe we will be able to commence achieving these goals once our sales and cash flow grow and our financial condition improves.

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

Committees of the Board of Directors

We presently do not have an audit committee, nominating committee, compensation committee, or other committee or committees performing similar functions, as our management believe that until this point it has been premature at the early stage of our management and business development to form an audit, compensation or other committees.

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

As of September 30, 2013, the members of the Scientific Advisory Board were:

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

Professor Klaus Kutz

Professor Kutz has fifteen years of experience as independent consultant in Clinical Pharmacology and Safety for pharmaceutical companies and clinical research organizations.  His specialty over the last six years is Oncology, including preparation of multiple NDAs and INDs for small and medium sized pharmaceutical companies.  He has prepared, organized and reported clinical Phase I studies in oncology and Phase II studies in different cancer indications (prostate, gastric, ovarian, small cell lung cancer) and Non-Hodgkin Lymphomas.  Professor Kutz has more than 12 years of experience as Head of Clinical Pharmacology with world-wide responsibilities for Phase I and Clinical Pharmacokinetics in two internationally operating pharmaceutical companies, setting up and restructuring international Clinical Pharmacology departments. His achievements include the successful world-wide registration of multiple important Sandoz’ compounds by preparation of multiple NDAs (New Drug Applications) and Expert reports (including Written Summary), as well as the preparation of multiple INDs (Investigational New Drug Applications) for Sandoz Pharma Ltd and Sanofi Research.  A specialist for Internal Medicine, Gastroenterology, and Clinical Pharmacology, he is also Professor of Medicine at the University of Bonn, Germany.

Professor Karrar Khan

Professor Khan has over 35 years of experience in drug discovery, pharmaceutical development, registration and management of pharmaceutical scientists.  Professor Khan has also held various product development and management positions with Abbott Laboratories and Beecham Pharmaceuticals.  In these roles, he developed medicines for several therapeutic areas including antibiotics, anti-depressant, anti-inflammatory, anti-obesity, psychosis, cardiovascular, pain, cancer, Parkinson’s disease and diabetes.  Professor Khan developed and contributed to the launch of two once a day controlled release dosage forms.  His expertise ranged from development for phase 1 to phase 3- 4 and significant experience of bringing prescription and OTC products to market on a worldwide bases (contributed to the registration and launch of over 60 pharmaceutical products). He is a qualified person under the EC quality assurance directive. He now works as a pharmaceutical development consultant. Professor Khan has authored or co-authored more than 40 scientific publications and is an inventor of several development patents.  He has been an invited speaker at many national and international conferences.

Dr. Ralf Brandt

Dr. Brandt is the co-founder of vivoPharm. He is a biochemist and cell biologist with over 15 years of experience in research programs of experimental oncology. Furthermore, he has immense experience in in vivo pharmacology and anti-cancer drug profiling. He received his License (BSc in Biochemistry and Animal Physiology) in 1986, and his PhD (in Biochemistry) in 1991 from the Martin-Luther University of Halle-Wittenberg, Germany. Dr. Brandt was employed at research positions at the National Cancer Institute in Bethesda, MD, USA and at Schering AG, Germany. Since 1990, Dr. Brandt has been active in the field of preclinical oncology. He led the Tumour Biology program at Novartis Pharma AG, Switzerland and established several transgenic mouse lines developing tumors under the control of oncogenes. During Dr. Brandt's long career in the pharmaceutical industry he has acquired significant knowledge and expertise in leading business units and representation of services to the pre-clinical research market. Dr. Brandt is a member of the Scientific Advisory Board at Receptor Inc. in Toronto Canada.

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

Although we do not have a formal policy regarding communications with the Board, shareholders may communicate with the Board by writing to us at PO Box 114, Camberwell,  VIC, 3124, Australia, Attention: Corporate Secretary, or by facsimile +61 (0) 3 9614 7194.  Shareholders who would like their submission directed to a member of the Board may so specify, and the communication will be forwarded, as appropriate.

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

Summary Compensation Table for Fiscal 2013 and 2012

Name and Principal Position (a)	Year (b)	Salary ($)(c)	All Other Compensation ($)(i)(2)	Total ($)(j)

James Nathanielsz (1)	2013	154,035	13,863	167,898
Chief Executive Officer	2012	154,845	13,936	168,781
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

The following table sets forth the number of shares of our voting stock beneficially owned, as of June 30, 2013 by (i) those persons known by Propanc to be owners of more than 5% of Propanc’s common stock, (ii) each director, (iii) our Named Executive Officer, and (iv) all executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (1)

Common Stock	James Nathanielsz 576 Swan Street Richmond, VIC, 3121, Australia (2)	9,756,761	13.8%

Common Stock	Dr. Douglas Mitchell 145 Male Street Brighton 3186, Australia (3)	32,938,614	46.6%

Common Stock	Dr. Julian Kenyon Beechwood, Embley Lane East Wellow, Near Romsey, Hampshire, SO51 6DN, United Kingdom (4)	10,812,064	15.3%

Common Stock	All directors and executive officers as a group (3 persons)	53,507,439	75.8%

5% Shareholders:

Common Stock	Ostrowski Properties Pty Ltd 33 Allambee Avenue Elsternwick, VIC, 3185, Australia (5)	6,446,320	9.1%

(1)
Applicable percentages are based on 70,632,267 shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Propanc believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)
Mr. Nathanielsz is a director and executive officer. Represents shares of common stock held by North Horizon Investments Pty Ltd ATF Nathanielsz Family Trust. Mr. Nathanielsz has voting and investment power over these shares.

(3)	Dr. Mitchell is a former director and executive officer. Shares are held by Putney Consultants Ltd., an entity controlled by Dr. Mitchell.

(4)	Dr. Kenyon is a director. Represents shares of common stock.

(5)	Mr. Jan Ostrowski and Mrs. Ywonna Ostrowski, Mr. Nathanielsz's father-in-law and mother-in-law, have voting power and investment power over these shares.

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in 2013 and 2012 were approved by the board of directors.  The following table shows the fees for the years ended June 30, 2013 and 2012:

	2013	2012
Audit Fees (1)	$38,000	$37,906
Audit Related Fees (2)	$3,300	$5,000
Tax Fees (3)	$0	$0
All Other Fees	$0	$0

(1)      Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.
(2)      Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.
(3)      Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2013 and 2012.