Form 10-Q
period 2013-11-13
Propanc Health Group Corp
filed 2013-11-14
CIK 1517681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Melbourne, VIC, 3000 Australia
(Address of principal executive offices)

61 03 9614 2795
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 72,629,768 shares of common stock as of November 14, 2013.

 PROPANC HEALTH GROUP CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
September 30, 2013

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited interim financial statements of Propanc Health Group Corporation (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Page

Consolidated Balance Sheets at September 30, 2013 (unaudited) and June 30, 2013	4

Consolidated Statements of Operations and Comprehensive loss for the three months ended September 30, 2013 and 2012 and for the period from October 15, 2007 (Inception) to September 30, 2013 (unaudited)	5

Consolidated Statements of Cash Flows for the three months ended September 30, 2013 and 2012 and for the period from October 15, 2007 (Inception) to September 30, 2013 (unaudited)	6

Notes to consolidated Financial Statements (unaudited)	7

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	June 30, 2013
	unaudited
ASSETS

CURRENT ASSETS:
Cash	$37,068	$-
GST tax receivable	1,358	1,209

TOTAL CURRENT ASSETS	38,426	1,209

Property and Equipment, net	291	538

TOTAL ASSETS	$38,717	$1,747

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
Bank Overdraft	$-	$5
Accounts payable	259,455	272,596
Accrued expenses and other payables	319,518	251,439
Loans	24,211	32,879
Convertible Note, net of $139,680 and $0 debt discount, repectively	-	-
Warrant derivative liability	403,492	-
Due to directors - related parties	58,359	57,237
Loans from directors and officer - related parties	138,817	130,689
Employee benefit liability	53,283	49,378

TOTAL CURRENT LIABILITIES	1,257,135	794,223

Commitments and Contingencies (See Note 7)

STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock, $0.01 par value; 10,000,000 shares
authorized; zero shares issued and outstanding as of
September 30, 2013 and June 30, 2013, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares
authorized; 71,829,768 and 70,632,267 shares issued and
outstanding as of September 30, 2013 and June 30, 2013, respectively	71,831	70,632
Common stock issuable, $0.001 par value; 0 and 25,000 shares issued and
outstanding as of September 30, 2013 and June 30, 2013, respectively	-	25
Additional Paid-in Capital	16,290,135	16,104,809
Accumulated other comprehensive loss	(285,520)	(244,589)
Deficit accumulated during development stage	(17,294,864)	(16,723,353)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(1,218,418)	(792,476)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$38,717	$1,747

The accompanying unaudited notes are an integral part of these unaudited financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND FOR THE PERIOD OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2013

			For the period from
			October 15,
	For the Three Months ended		2007 (Inception)
	September 30,		to September 30,
	2013	2012	2013
	unaudited	unaudited	unaudited
REVENUE
Royalty revenue - related party	$-	$-	$30,974

OPERATING EXPENSES
Administration expenses	305,826	492,719	16,328,359
Occupancy expenses	2,745	3,264	72,399
Research and development	-	-	655,667
TOTAL OPERATING EXPENSES	308,571	495,983	17,056,425

LOSS FROM OPERATIONS	(308,571)	(495,983)	(17,025,451)

OTHER INCOME (EXPENSE)
Interest expense	(2,165)	(1,446)	(181,793)
Interest income	-	-	9,005
Change in warrant derivative liability	(259,251)	-	(259,251)
Loss on Debt Settlements, net	-	-	(108,185)
Foreign currency transaction loss	(1,524)	4,748	(48,159)
TOTAL OTHER INCOME (EXPENSE)	(262,940)	3,302	(588,383)

LOSS BEFORE INCOME TAXES	(571,511)	(492,681)	(17,613,834)

INCOME TAX BENEFIT	-	-	318,970

NET LOSS	(571,511)	(492,681)	(17,294,864)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(40,931)	(9,920)	(285,520)

COMPREHENSIVE LOSS	$(612,442)	$(502,601)	$(17,580,384)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.31)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	71,642,676	72,825,333	56,364,669

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
AND FOR THE PERIOD OCTOBER 15, 2007 (INCEPTION) TO SEPTEMBER 30, 2013

			For the Period from
	For the three months ended September 30,		October 15, 2007 (Inception)
	2013	2012	to September 30, 2013
	unaudited	unaudited	unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(571,511)	$(492,681)	$(17,294,864)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Issuance of common stock for services	159,000	353,658	1,637,730
Loss on Settlement	-	-	108,185
Consultant Stock Expense	-	-	48,000
Amortization of prepaid shares issued for services	-	16,250	11,183,259
Officer shares contributed to third party consultant	-	-	299,737
Write off of subscription receivable	-	-	325
Write off of previously capitalized patent costs	-	-	26,855
Foreign currency transaction (loss) gain	-	(4,748)	43,256
Loss from change in warrant derivative liability	259,251	-	259,251
Depreciation expense	258	369	14,469
Changes in Assets and Liabilities:
Escrow account	-	653	-
Accounts receivable	(125)	-	(789)
Other assets	-	3,227	3,373
Accounts payable	9,016	46,752	312,088
Employee benefit liability	2,938	-	53,587
Accrued expenses	65,989	3,079	578,918
Accrued interest	-	1,446	-

NET CASH USED IN OPERATING ACTIVITIES	(75,184)	(71,995)	(2,726,620)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(14,786)
Patent costs	-	-	(25,726)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(40,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	(6)	-	(6)
Sale of common stock	-	-	1,479,675
Contributed capital	-	-	495,665
Subscription receivable - related party	-	-	22
Related party expenses paid on behalf of company	25,122	-	82,384
Loan repayments to principal stockholder	(21,000)	(1,379)	(68,694)
Investor Advances - related party	-	-	79,112
Proceeds from convertible promissory note	-	-	142,306
Other Loans	109,102	16,603	146,608
Loan proceeds from principal stockholder	-	59,320	492,988

NET CASH PROVIDED BY FINANCING ACTIVITIES	113,218	74,544	2,850,060

Effect of exchange rate changes on cash	(966)	(1,657)	(45,860)

NET INCREASE IN CASH	37,068	892	37,068

CASH AT BEGINNING OF PERIOD	-	179	-

CASH AT END OF PERIOD	$37,068	$1,071	$37,068

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-	$-
Income Tax	$-	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Conversion of notes payable to common stock	$-	$-	$341,208
Conversion of accrued interest to common stock	$-	$-	$195,544
Gain on related party debt conversion	$-	$-	$9,252
Prepaid common stock issued for services	$-	$-	$10,860,965
Advance from investor - related party, reclassified to common stock	$-	$-	$80,000
Conversion of accrued expenses to common stock	$27,500	$-	$101,272
Conversion of convertible notes and accrued interest to common stock	$-	$76,896	$150,894
Conversion of loan payable to convertible debenture	$27,963	$-	$27,963
Discounts related to warrants issued with convertible debenture	$139,680	$-	$139,680

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

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

Basis of Presentation:

The Company is presented as in the development stage from October 15, 2007 (Inception) through September 30, 2013.

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three months ended September 30, 2013 and our financial position as of September 30, 2013  have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual audited consolidated financial statements have been condensed or omitted from these interim unaudited consolidated financial statements.  Accordingly, these interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2013.  The June 30, 2013 balance sheet is derived from those statements.

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
September 30, 2013

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

Comprehensive loss from inception, through September 30, 2013, included foreign currency translation gains (losses).

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the three months ended September 30, 2013 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2013	$(244,589)
Other comprehensive income before reclassification	(40,931)
Amounts reclassified from accumulated other comprehensive income (loss)	-
Ending balance, September 30, 2013	$(285,520)

Derivative Instruments

ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) depending on the purpose of the derivatives and whether they qualify and have been designated for hedge accounting treatment. The Company does not have any derivative instruments for which it has applied hedge accounting treatment.

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less held at call with financial institutions, and bank overdrafts. Bank overdrafts are shown within borrowings in current liabilities on the balance sheets.  There were no overdrafts or cash equivalents as of September 30, 2013.

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

As of September 30, 2013, the Company was owed $1,358 from the Australian Taxation Office.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

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

Since inception, the Company has applied for and received from the Australian Taxation Office a research and development tax credit in the cumulative amount of $318,970 which is reflected as an income tax benefit in the accompanying unaudited consolidated statement of operations and comprehensive loss.

Basic and Diluted Net Loss Per Common Share:

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.  As a result, the basic and diluted per share amounts for all periods presented are identical.  As of September 30, 2013, there were 3,000,000 warrants outstanding which are considered dilutive securities which were excluded from the computation.

Recently Issued Accounting Pronouncements:

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after September 30, 2013 are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  For the three months ended September 30, 2013, the Company was in the development stage, had no revenues and had a net loss of $571,511 and net cash used in operations of $75,184.  Additionally, as of September 30, 2013, the Company had working capital deficit, stockholders' deficit and a deficit accumulated during development stage of $1,218,709, $1,218,418 and $17,294,864. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company is in the development stage at September 30, 2013 and has been since its October 15, 2007 inception. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, acceptance of the Company's international patent application and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

NOTE 3 – DUE TO DIRECTORS - RELATED PARTY

Due to directors - related party represents unsecured advances made by the directors for operating expenses on behalf of the Company, such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand.  The Company is currently not being charged interest under these advances. The total amount owed to these directors at September 30, 2013 and June 30, 2013 is $58,359 and $57,237, respectively.

NOTE 4 – LOANS

Loans from Directors and Officer - Related Parties

Loans from Directors and Officer at September 30, 2013 and June 30, 2013 were $138,817 and $130,689, respectively. The loans bear interest at rates of prime + 2% (5.25% at September 30, 2013) and are all past their due date and in default.

During the three months ended September 30, 2013, the officer of the Company advanced approximately  $25,000 to pay corporate expenses and was repaid approximately $21,000 during the same period.

Loans from Unrelated Parties

Loans from two unrelated parties were received during 2013 totaling $24,211. They bear interest at 10% and as of September 30, 2013 were past their due date and in default.

A loan from an unrelated party with a September 30, 2013 balance of $27,936 was exchanged for a convertible debenture as discussed below in note 5.

NOTE 5 – CONVERTIBLE DEBENTURE

On September 30, 2013 the Company’s subsidiary issued a Debenture for $139,680 (AUD$150,000) plus warrants for 3,000,000 common shares of the Company. The Company agreed to pay 12% interest on the principal amount and the maturity date is December 31, 2015.  This debenture rolls into it $27,936 of loans outstanding at June 30, 2013 (see Note 4), an August 2013 note of $63,196 along with September advances of $46,446 and accrued interest.  The debenture is convertible only at the Company’s option into common stock at $0.0698 per share and is convertible at that same rate by the lender only upon default by the Company, as defined in the debenture.  The warrants were demined to be derivative instruments due to the variable exercise price of the warrants which is initially $0.0698 and subject to adjustment if the Company issues shares at a price below the initial exercise price.  Accordingly, the fair value of the warrants was determined using a Black-Scholes option pricing model with a stock price of $0.20, exercise price of $0.0698, volatility of 53% based on the comparative companies method since the Company’s stock is very thinly traded, an expected term of 27 months based on the debenture term and a risk free rate of 0.4%.  The approximate $400,000 value of the warrants was recorded as a derivative liability in the accompany unaudited balance sheet, along with a debt discount of approximately $140,000 and change in warrant derivative liability of approximately $260,000 as an expense in the accompanying unaudited statement of operations and comprehensive loss.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

NOTE 6 – STOCKHOLDERS’ EQUITY (DEFICIT)

Common stock:

In July 2013, the Company issued 300,000 shares of common stock to a consultant related to a June 6, 2013 agreement. The shares were valued at $0.20 per share (based on current market price) and accordingly, the Company recognized an expense of $12,000 during the first quarter of fiscal 2014 and $48,000 was previously recognized during fiscal 2013 as the expense was amortized over the term of the agreement.

In July 2013, the Company issued 250,000 shares of common stock to a consultant for past services.  The shares are fully vested and valued at $0.20 per share (based on current market price) and accordingly, the Company recognized an expense of $50,000 related to the share issuance.

In July 2013, the Company issued 137,500 shares of common stock to a consultant in exchange for a $27,500 accounts payable relating to past services.  The shares are fully vested and valued at $0.20 per share (based on current market price) and accordingly there was no gain or loss on this settlement.

In July 2013, the Company issued 10,000 shares of common stock to a consultant for past services.  The shares are fully vested and valued at $0.20 per share (based on current market price) and accordingly, the Company recognized an expense of $2,000 related to the share issuance.

In July 2013, the Company issued 150,000 shares of common stock to a consultant for past services.  The shares are fully vested and valued at $0.20 per share (based on current market price) and accordingly, the Company recognized an expense of $30,000 related to the share issuance.

In September 2013, the Company issued the balance of 300,000 shares of common stock to a consultant related to a June 6, 2013 agreement. The shares were valued at $0.20 per share (based on current market price) and accordingly, the Company recognized an expense of $60,000 during the three months ended September 30, 2013.

On September 30, 2013, pursuant to a consulting agreement, the company issued 25,000 shares of common stock for past services performed during the quarter.  The shares were valued at $0.20 per share (based on current market price) and accordingly, the Company recognized an expense of $5,000 during the three months ended September 30, 2013.

Warrants:

During the three months ended September 30, 2013, pursuant to convertible debenture, the Company issued 3,000,000 warrants to purchase common stock. These warrants have an initial exercise price of $0.0698 per share which is subject to adjustment and expire 5 years from the date of issuance (See Note 5).

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of September 30, 2013, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

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

Operating Leases:

No formal agreement has been entered regarding leasing of office space but an accrued expense of $2,793 has been recognized for the period in anticipation of a month to month agreement retroactive to July 1, 2013 at $931 per month.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

NOTE 8 – RELATED PARTY TRANSACTIONS

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of September 30, 2013, the Company owed the directors and an officer a total of $138,817, for money loaned to the Company throughout the years. (See Note 4)

As of September 30, 2013, the Company owed two directors a total of $58,359, respectively, for expenses incurred on behalf of the Company related to corporate startup costs and intellectual property (See Note 3).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

NOTE 9 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk:

The Company maintains its cash in bank and financial institution deposits in Australia.  Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through September 30, 2013.

Product and Patent Concentration:

As of September 30, 2013 the Company was undertaking preclinical activities for their lead product.  The Company was also undertaking research to uncover the mechanism of action of their lead product in order to screen new compounds for development.

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

Foreign Operations:

As of September 30, 2013, the Company’s operations are based in Australia.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS and FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants are recorded as a liability and are revalued at fair value at each reporting date. Further, under derivative accounting, the warrants are recorded at their fair value. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has 3,000,000 warrants with repricing options outstanding at September 30, 2013.

The Company calculates the estimated fair values of the liabilities for warrant derivative instruments at each quarter-end using the BSM option pricing model. The closing price of the Company’s common stock at September 30, 2013 was $0.20. Volatility, expected term and risk free interest rates used to estimate the fair value of derivative liabilities at September 30, 2013, are indicated in the table that follows. The volatility was based on the comparative companies method since the Company’s stock is very thinly traded, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants
September 30, 2013
Volatility	53%
Expected Term	2.25
Risk Free Interest Rate	0.4%
Expected dividend yield	none

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2013

Fair Value Measurements:

We currently measure and report at fair value the liability for warrant derivative instruments. The fair value liabilities for price adjustable warrants have been recorded as determined utilizing the BSM option pricing model and Monte Carlo simulations. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2013:

		Quoted Prices	Significant
	Balance at	in Active	Other	Significant
	September 30,	Markets for	Observable	Unobservable
	2013	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Fair value of liability for warrant derivative instruments	$403,492	$—	$—	$403,492

The following is a roll forward for the nine months ended September 30, 2013 of the fair value liability of price adjustable warrant derivative instruments:

Fair Value of
Liability for
Warrant
Derivative
Instruments

Balance at June 30, 2013	$0
Initial fair value recording of warrant derivative liability	144,241
Fair value of warrants exercised or expired	0
Change in fair value included in statement of operations	259,251
Balance at September 30, 2013	$403,492

NOTE 11 – SUBSEQUENT EVENTS

In October 2013, the Company issued 500,000 vested shares of common stock as a non-refundable retainer in conjunction with a 90-day investment banking services agreement. The shares were valued at the market price on the day of the grant, $0.20 and the Company will recognize an expense of $100,000 over the 90-day term. The Company will also pay the investment bank a customary cash and warrants success fee computed as a percentage of any capital raised.

In October 2013, the Company issued 200,000 shares of common stock to a consultant for past services.  The shares are fully vested and valued at $0.10 per share (based on current market price) and accordingly, the Company recognized an expense of $20,000 related to the share issuance.

In October 2013, the Company issued 100,000 shares of common stock to a consultant for past services.  The shares are fully vested and valued at $0.10 per share (based on current market price) and accordingly, the Company recognized an expense of $10,000 related to the share issuance.

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

Results of Operations for the Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenue. For the three month periods ended September 30, 2013 and 2012, we did not generate revenues.

Gross Profit. Since we did not record or achieve any revenues for the three month periods ended September 30, 2013 and 2012, we did not have any costs associated with sales, and therefore we had no gross profits to report.

Operating Expenses. Our total operating expenses were $308,571 for the three months ended September 30, 2013, compared to $495,983 for the same period in 2012. Of the $308,571 in operating costs during the three months ended September 30, 2013, $159,000 related to share based expenses, $70,000 related to professional fees and $40,500 related to payroll expenses.

Provision for Income Taxes. There was no provision of tax liability for the three months ending September 30, 2013 due to the Company’s historical losses.

Net Loss. We generated net losses of $571,511 for the three months ended September 30, 2013 compared to $492,681 for the same period in 2012.

Research and Development

In accordance with ASC 730-10, research and development expenditures for the Company’s products are expensed when incurred, and are included in operating expenses.  The Company recognized research and development costs of $0 and $0 for the three months ended September 30, 2013 and 2012, respectively.

Liquidity and Capital Resources

General. At September 30, 2013 we had cash of $37,068. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities. We believe that our existing cash balance, coupled with additional equity and debt financing will be sufficient to fund our operating activities until December 2013, and efforts are now underway for additional capital infusion through the sale of registered securities. However, there can be no assurance that we will complete any financing or otherwise be able to meet our working capital needs.

Our operating activities used cash in operations of  $75,184 for the three months ended September 30, 2013, and we used cash in operations of  $71,995 for the same period in 2012. The principal elements of cash flow from operations for the three months ended September 30, 2013, included a net loss of $571,511, offset by shares issued for service of $159,000, a loss from the change in warrant derivative liability of $259,251, depreciation of $258 and, and a change in operating working capital elements of $77,818.

Cash used in investing activities during the three months ended September 30 was $0, for both 2013 and 2012.

Cash received in our financing activities was $113,218 for the three months ended September 30, 2013, compared to cash received of $74,544 during the same period in 2012.  The 2013 activity related to loan proceeds of approximately $134,000 offset by repayment of $21,000.

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

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, for the three months ended September 30, 2013, the Company was in the development stage, had no revenues, had a net loss of $571,511, and net cash used in operations of $75,184. Additionally, as of September 30, 2013, the Company had a deficit accumulated during development stage of $17,294,864. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on successful completion of the Company’s development program and, ultimately, the attainment of profitable operations.  We can provide no assurance that we will be able to generate a sufficient amount of revenue, if any, from our business in order to achieve profitability. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off-balance sheet arrangements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2013, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS

Not applicable.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In July 2013, the Company issued 300,000 shares of common stock to a consultant related to a June 6, 2013 agreement.  In September 2013, the Company issued the balance of 300,000 shares of common stock to a consultant related to a June 6, 2013 agreement for a total of 600,000 shares based on the agreement.

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

On September 30, 2013, pursuant to a consulting agreement, the company issued 25,000 shares of common stock for past services performed during the quarter.

In October 2013, the Company issued 500,000 vested shares of common stock as a non-refundable retainer in conjunction with a 90-day investment banking services agreement.

In October 2013, the Company issued 200,000 shares of common stock to a consultant for past services.

In October 2013, the Company issued 100,000 shares of common stock to a consultant for past services.

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

PROPANC HEALTH GROUP CORPORATION

Date: November 14, 2013	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer