Form 10-Q
period 2014-03-31
Propanc Health Group Corp
filed 2014-05-20
CIK 1517681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 72,684,768 shares of common stock as of May 19, 2014.

PROPANC HEALTH GROUP CORPORATION

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
March 31, 2014

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following unaudited interim financial statements of Propanc Health Group Corporation (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Page

Consolidated Balance Sheets at March 31, 2014 (unaudited) and June 30, 2013	4

Consolidated Statements of Operations and Comprehensive loss for the three months and for the nine months ended March 31, 2014 and 2013 and for the period from October 15, 2007 (Inception) to March 31, 2014 (unaudited)	5

Consolidated Statements of Cash Flows for the nine months ended March 31, 2014 and 2013 and for the period from October 15, 2007 (Inception) to March 31, 2014 (unaudited)	6

Notes to the unaudited Consolidated Financial Statements (unaudited)	7

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	June 30, 2013
	unaudited
ASSETS

CURRENT ASSETS:
Cash	$40	$-
Prepaid expenses	-	-
GST tax receivable	-	1,209

TOTAL CURRENT ASSETS	40	1,209

Property and Equipment, net	-	538

TOTAL ASSETS	$40	$1,747

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Bank Overdraft	$-	$5
Accounts payable	332,287	272,596
Accrued expenses and other payables	373,286	251,439
Other Loans	35,608	32,879
Convertible Note, net of $107,881 debt discount	39,890	-
Warrant derivative liability	111,343	-
Due to directors - related parties	57,952	57,237
Loans from directors and officer - related parties	156,149	130,689
Employee benefit liability	58,719	49,378

TOTAL CURRENT LIABILITIES	1,165,234	794,223

Commitments and Contingencies (See Note 7)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; zero shares issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 72,684,768 and 70,632,267 shares issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	72,686	70,632
Common stock issuable, $0.001 par value; 0 and 25,000 shares issued and outstanding as of March 31, 2014 and June 30, 2013, respectively	-	25
Additional Paid-in Capital	16,374,780	16,104,809
Accumulated other comprehensive loss	(277,330)	(244,589)
Deficit accumulated during development stage	(17,335,330)	(16,723,353)

TOTAL STOCKHOLDERS' DEFICIT	(1,165,194)	(792,476)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$40	$1,747

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2014 AND 2013
AND FOR THE PERIOD OCTOBER 15, 2007 (INCEPTION) TO MARCH 31, 2014
(UNAUDITED)

					For the period from
					October 15,
	For the Three Months Ended		For the Nine Months Ended		2007 (Inception)
	March 31,		March 31,		to March 31,
	2014	2013	2014	2013	2014
	unaudited	unaudited	unaudited	unaudited	unaudited
REVENUE
Royalty revenue - related party	$-	$-	$-	$-	$30,974

OPERATING EXPENSES
Administration expenses	101,626	225,964	630,121	1,160,383	16,652,654
Occupancy expenses	2,689	3,403	8,217	10,000	77,871
Research and development	-	-	-	1,744	655,667
TOTAL OPERATING EXPENSES	104,315	229,367	638,338	1,172,127	17,386,192

LOSS FROM OPERATIONS	(104,315)	(229,367)	(638,338)	(1,172,127)	(17,355,218)

OTHER INCOME (EXPENSE)
Interest expense	(19,901)	(1,378)	(42,291)	(4,001)	(221,919)
Interest income	-	-	-	-	9,005
Change in fair value of warrant Derivative liability	58,650	-	27,016	-	27,016
Loss on Debt Settlements, net	-	(107,939)	-	(107,939)	(108,185)
Foreign currency transaction gain (loss)	(1,299)	982	(6,373)	4,927	(53,449)
TOTAL OTHER INCOME (EXPENSE)	37,450	(108,335)	(21,648)	(107,013)	(347,532)

LOSS BEFORE INCOME TAXES	(66,865)	(337,702)	(659,986)	(1,279,140)	(17,702,750)

INCOME TAX BENEFIT	-	30	48,009	61,150	367,421

NET LOSS	(66,865)	(337,672)	(611,977)	(1,217,990)	(17,335,330)

OTHER COMPREHENSIVE LOSS
Foreign currency translation loss	(47,909)	(2,567)	(32,741)	(12,680)	(277,330)

COMPREHENSIVE LOSS	$(114,774)	$(340,239)	$(644,718)	$(1,230,670)	$(17,612,660)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.02)	$(0.32)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	72,684,768	72,298,309	72,234,522	72,938,995	54,913,729

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORORATION AND SUBSIDIARY
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED MARCH 31, 2014 AND 2013
AND FOR THE PERIOD OCTOBER 15, 2007 (INCEPTION) TO MARCH 31, 2014
(UNAUDITED)

			For the Period from
			October 15, 2007
	For the Nine Months Ended		(Inception)
	March 31,		to March 31,
	2014	2013	2014
	unaudited	unaudited	unaudited
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss	$(611,977)	$(1,217,990)	$(17,335,330)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Issuance of common stock for services and voluntary ratchet	237,833	797,283	1,716,563
Loss on settlement of debt	-	107,939	108,185
Consultant stock expense	-	-	48,000
Amortization of prepaid shares issued for services	6,667	37,917	11,189,926
Officer shares contributed to third party consultant	-	-	299,737
Write off of subscription receivable	-	-	325
Write off of previously capitalized patent costs	-	-	26,855
Foreign currency transaction (loss) gain	-	(4,927)	43,256
Depreciation expense	538	978	14,749
Amortization of debt discount	30,434	-	30,434
Change in fair value of warrant derivative liability	(27,016)	-	(27,016)
Changes in Assets and Liabilities:
Escrow account	-	653	-
Accounts receivable	-	-	(664)
GST receivable	-	-	798
Prepaid expenses and Other assets	1,224	2,804	3,799
Accounts payable	83,789	55,603	386,861
Employee benefit liability	8,725	8,731	59,374
Accrued expenses	122,728	113,457	445,537
Accrued interest	9,388	851	199,508

NET CASH USED IN OPERATING ACTIVITIES	(137,667)	(96,701)	(2,789,103)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-	(14,786)
Patent costs	-	-	(25,726)

NET CASH USED IN INVESTING ACTIVITIES	-	-	(40,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	(5)	101	-
Sale of common stock	-	-	1,479,675
Contributed capital	-	-	495,665
Subscription receivable - related party	-	-	22
Related party expenses paid (and advances made) on behalf of company	67,760	-	125,022
Loan repayments to officer and directors	(45,511)	(33,379)	(93,205)
Investor Advances - related party	-	-	79,112
Proceeds from convertible promissory note	103,959	-	246,265
Loan proceeds	10,542	37,362	48,048
Loan proceeds from related party	-	94,908	492,988

NET CASH PROVIDED BY FINANCING ACTIVITIES	136,745	98,992	2,873,592

Effect of exchange rate changes on cash	962	(2,470)	(43,937)

NET INCREASE (DECREASE) IN CASH	40	(179)	40

CASH AT BEGINNING OF PERIOD	-	179	-

CASH AT END OF PERIOD	$40	$-	$40

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-	$-
Income Tax	$-	$-	$-
Supplemental Disclosure of Non-Cash Investing and Financing Activities

Conversion of notes payable to common stock	$-	$-	$341,208
Conversion of accrued interest to common stock	$-	$1,896	$195,544
Gain on related party debt conversion	$-	$-	$9,252
Prepaid common stock issued for services	$6,667	$-	$10,867,632
Advance from investor - related party, reclassified to common stock	$-	$-	$80,000
Conversion of accrued expenses to common stock	$27,500	$37,500	$101,272
Conversion of convertible notes and accrued interest to common stock	$-	$75,000	$150,894
Conversion of loan payable to convertible debenture	$27,963	$-	$27,963
Discounts related to warrants issued with convertible debenture	$133,095	$-	$133,095

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

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

Basis of Presentation:

The Company is presented as in the development stage from October 15, 2007 (Inception) through March 31, 2014.

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three and nine months ended March 31, 2014 and our financial position as of March 31, 2014  have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates. Significant estimates in the accompanying unaudited consolidated financial statements include, without limitation, those involving depreciable lives and valuation of property and equipment and intangible assets, allowance for uncollectable receivables, valuation of derivatives, valuation of beneficial conversion features in convertible debt, valuation of equity based instruments issued for other than cash and the valuation allowance on deferred tax assets and foreign currency translation due to the application of certain average exchange rates in lieu of spot rates on translation dates.

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
March 31, 2014

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

Comprehensive loss from inception, through March 31, 2014, included foreign currency translation gains (losses).

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the nine months ended March 31, 2014 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2013	$(244,589)
Other comprehensive income before reclassification	32,741
Amounts reclassified from accumulated other comprehensive income (loss)	-
Ending balance, March 31, 2014	$(277,330)

Derivative Instruments:

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less held at call with financial institutions, and bank overdrafts. Bank overdrafts are shown within borrowings in current liabilities on the balance sheets.  There were no overdrafts or cash equivalents as of March 31, 2014.

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

As of March 31, 2014, the Company owed $870 to the Australian Taxation Office.

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

Basic and Diluted Net Loss Per Common Share:

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.  As a result, the basic and diluted per share amounts for all periods presented are identical.  As of March 31, 2014, there were 3,000,000 warrants outstanding and convertible notes payable that are convertible into 2,001,146 common shares which are considered dilutive securities which were excluded from the computation.

Recently Issued Accounting Pronouncements:

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after March 31, 2014 are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  For the nine months ended March 31, 2014, the Company was in the development stage, had no revenues and had a net loss of $611,977 and net cash used in operations of $137,667.  Additionally, as of March 31, 2014, the Company had working capital deficit, stockholders' deficit and a deficit accumulated during development stage of $1,165,194, $1,165,194 and $17,335,330. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

The Company is in the development stage at March 31, 2014 and has been since its October 15, 2007 inception. Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, acceptance of the Company's international patent application and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investment or achieve an adequate sales level.

 NOTE 3 – DUE TO DIRECTORS - RELATED PARTY

Due to directors - related party represents unsecured advances made by the directors for operating expenses on behalf of the Company, such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand.  The Company is currently not being charged interest under these advances. The total amount owed to these directors at March 31, 2014 and June 30, 2013 is $57,952 and $57,237, respectively.

NOTE 4 – LOANS

Loans from Directors and Officer - Related Parties

Loans from Directors and Officer at March 31, 2014 and June 30, 2013 were $156,149 and $130,689, respectively. The loans bear interest at rates of prime + 2% (5.25% at March 31, 2014) and are all past their due date and in default. Included in the above loan amounts is accrued interest of $3,316 as of March 31, 2014.

During the nine months ended March 31, 2014, the officer of the Company advanced approximately  $68,000 to pay corporate expenses and was repaid for current and prior advances approximately $46,000 during the same period. The balance due this officer at March 31, 2014 is included in the above $156,149.

Loans from Unrelated Parties

Loans from two unrelated parties were received during fiscal 2013 totaling $24,042. They bear interest at 10% and as of March 31, 2014 were past their due date and in default. Accrued interest was $838 at March 31, 2014.

Loans from two unrelated parties were received during the three months to March 31, 2014 totaling $10,542. They bear interest at 10%.  Accrued interest was $186 at March 31, 2014.

A loan from an unrelated party with a September 30, 2013 balance of $27,963 was exchanged for a convertible debenture as discussed below in note 5.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

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

Principal amount of convertible debt		Unamortized discount	Accrued interest	Convertible notes payable, net of discount
$138,705	*	$(107,881)	$9,066	$39,890

 * This amount may very at each reporting period based on foreign currency exchange rate changes.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters:

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of March 31, 2014, there were no pending or threatened legal actions that could reasonably be expected to have a material adverse effect on the results of our operations.

Operating Agreements:

In November 2009, the Company entered into a commercialization agreement whereby the Company agreed to pay royalties of 2% of net revenues.  Additionally, the Company agreed to pay 5% of each and every license agreement subscribed for.  The contact is cancellable at any time by either party.  To date, no amounts are owed under the agreement.

Operating Leases:

No formal agreement has been entered regarding leasing of office space but an accrued expense of $8,322 has been recognized for the period in anticipation of a month to month agreement retroactive to July 1, 2013 at $925 per month.

NOTE 8 – RELATED PARTY TRANSACTIONS

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of March 31, 2014, the Company owed the directors and an officer a total of $156,149, for money loaned to the Company throughout the years. (See Note 4)

As of March 31, 2014, the Company owed two directors a total of $57,952, respectively, for expenses incurred on behalf of the Company related to corporate startup costs and intellectual property (See Note 3).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

NOTE 9 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk:

The Company maintains its cash in bank and financial institution deposits in Australia.  Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through March 31, 2014.

Product and Patent Concentration:

As of March 31, 2014 the Company was undertaking preclinical activities for their lead product.  The Company was also undertaking research to uncover the mechanism of action of their lead product in order to screen new compounds for development.

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

Foreign Operations:

As of March 31, 2014, the Company’s operations are based in Australia.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS and FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants are recorded as a liability and are revalued at fair value at each reporting date. Further, under derivative accounting, the warrants are recorded at their fair value. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has 3,000,000 warrants with repricing options outstanding at March 31, 2014.

The Company calculates the estimated fair values of the liabilities for warrant derivative instruments at each quarter-end using the BSM option pricing model. The closing price of the Company’s common stock at September 30, 2013 and March 31, 2014 was $0.20 and $0.10, respectively. Volatility, expected term and risk free interest rates used to estimate the fair value of derivative liabilities at March 31, 2014, are indicated in the table that follows. The volatility was based on the comparative companies method since the Company’s stock is very thinly traded, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants

	September 30, 2013	March 31, 2014
Volatility	53%	53%
Expected Term	2.25	1.75
Risk Free Interest Rate	0.4%	0.44%
Expected dividend yield	none	none

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
March 31, 2014

Fair Value Measurements:

We currently measure and report at fair value the liability for warrant derivative instruments. The fair value liabilities for price adjustable warrants have been recorded as determined utilizing the BSM option pricing model and Monte Carlo simulations. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2014:

		Quoted Prices	Significant
	Balance at	in Active	Other	Significant
	March 31,	Markets for	Observable	Unobservable
	2014	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Fair value of liability for warrant derivative instruments	$ 111,343	$ —	$ —	$ 111,343

The following is a roll forward for the nine months ended March 31, 2014 of the fair value liability of price adjustable warrant derivative instruments:

Fair Value of
Liability for
Warrant
Derivative
Instruments

Balance at June 30, 2013	$0
Initial fair value recording of warrant derivative liability as debt discount	144,241
Effects of foreign currency exchange rate changes	(5,882)
Change in fair value included in statements of operations	(27,016)
Balance at March 31, 2014	$111,343

NOTE 11 - SUBSEQUENT EVENTS

In April 2014, the Company received a loan for the sum of $2,774 from the Company’s Chief Executive Officer.

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

Critical Accounting Estimates

Below the Company will provide a discussion of its more subjective accounting estimation processes for purposes of (i) explaining the methodology used in calculating the estimates, (ii) the inherent uncertainties pertaining to such estimates, and (iii) the possible effects of a significant variance in actual experience, from that of the estimate, on the Company’s financial condition.  Estimates are founded upon assumptions that, if incorrect, could have a material adverse impact on the Company’s results of operations and financial condition.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results may differ from these estimates. Significant estimates in the accompanying unaudited consolidated financial statements include, without limitation, those involving depreciable lives and valuation of property and equipment and intangible assets, allowance for uncollectable receivables, valuation of derrivatives, valuation of benificial conversion feature in convertible debt, valuation of equity based instruments issued for other than cash and the valuation allowance on deferred tax assets and foreign currency translation due to the application of certain average exchange rates in lieu of spot rates on translation dates.

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

Research and Development Tax Credits

The Company may apply for research and development tax concessions with the Australian Taxation Office on an annual basis.  Although the application amount is possible to estimate at year end, the Australian Taxation Office may reject or materially alter the amount. Accordingly, the Company does not recognize the benefit of the application amount until cash receipt, since collectability is not certain until such time.  The  tax concession is a refundable credit.  If the Company has net income then the Company can receive the credit which reduces its income tax liability.  If the Company has net losses then the Company may still receive a cash payment in respect to the credit; provided, however, the Company’s net operating loss carryforwards are reduced by the gross equivalent loss that would produce the credit amount when the income tax rate is applied to that gross amount.  The concession is recognized as an income tax benefit, in operations, upon receipt.

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenue. For the three month periods ended March 31, 2014 and 2013, we did not generate revenues.

Gross Profit. Since we did not record or achieve any revenues for the three month periods ended March 31, 2014 and 2013, we did not have any costs associated with sales; and therefore we had no gross profits to report.

Operating Expenses. Our total operating expenses were $104,315 for the three months ended March 31, 2014, compared to $229,367 for the same period in 2013. The decrease is mainly related to less expense in 2014 associated with the amortization of prepaid shares issued for services.

Provision for Income Taxes. There was no provision of tax liability for the three month period ending March 31, 2014 due to the Company's historical losses.

Net Earnings (loss). We generated net losses of $66,865 for the three months ended March 31, 2014 compared to approximately $337,672 for the same period in 2013.

Results of Operations for the Nine Months Ended March 31, 2014 Compared to the Nine Months Ended March 31, 2013

Revenue. For the nine month periods ended March 31, 2014 and 2013, we did not generate revenues.

Gross Profit. Since we did not record or achieve any revenues for the nine month periods ended March 31, 2014 and 2013, we did not have any costs associated with sales; and therefore we had no gross profits to report.

Operating Expenses. Our total operating expenses were $638,338 for the nine months ended March 31, 2014, compared to $1,172,127 for the same period in 2013. The decrease is mainly related to less expense in 2014 associated with the amortization of prepaid shares issued for services.

Provision for Income Taxes. There was no provision of tax liability for the period ending March 31, 2014, due to the Company's historical losses, however, we did record an income tax benefit relating to Research and Development tax concessions received of $367,421 since inception.

Net Earnings (Loss). We generated net losses of  $611,977 for the nine months ended March 31, 2014, compared to $1,217,990 for the same period in 2013.

Research and Development

In accordance with ASC 730-10, research and development expenditures for the Company's products are expensed when incurred, and are included in operating expenses. The Company recognized research and development costs of $0 and $1,744 for the nine months ended March 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

General. At March 31, 2014 we had a cash balance of $40. We have historically met our cash needs through a combination of proceeds from private placements of our securities and from loans. Our cash requirements are generally for operating activities. We need additional funding to sustain operations and efforts are now underway for additional capital through the sale of registered securities and related party advances. However, there can be no assurance that we will secure the necessary funding or otherwise be able to meet our working capital needs.

Our operating activities used cash in operations of $137,667 for the nine months ended March 31, 2014, and we used cash in operations of $96,701 for the same period in 2013. The principal elements of cash flow from operations for the nine months ended March 31, 2014, included a net loss of $611,977, offset by shares issued for services of $237,833, income from the change in warrant derivative liabilty of $27,016, amortization of debt discounts of $30,434, a decrease in operating working capital elements of approximately $230,000, depreciation expense of $538, and amoratization of stock based prepaid expenses of $6,667.

Cash used in investing activities during the nine months ended March 31, 2014, was $0 and $0 during the same period in 2013.

Cash received in our financing activities was $136,745 for the nine months ended March 31, 2014, compared to cash received of $98,992 during the same period in 2013. The majority of 2014 funding related to the issuance of a convertible promissory note.

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

Going Concern

As reflected in the accompanying unaudited consolidated financial statements, for the nine months ended March 31, 2014, the Company was in the development stage, had no revenues and had a net loss of $611,977 and net cash used in operations of $137,667. Additionally, as of March 31, 2014, the Company had a negative cash balance and a working capital deficit of $1,165,194, loans in default and a deficit accumulated during development stage of $17,335,330. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on successful completion of the Company’s development program and, ultimately, the attainment of profitable operations. We can provide no assurance that we will be able to generate a sufficient amount of revenue, if any, from our business in order to achieve profitability. The unaudited consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off-balance sheet arrangements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

With the participation of our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this Report.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to the material weakness noted below, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Material weakness: due to the small size of its staff, the Company did not have sufficient segregation of duties to support its internal control over financial reporting. We plan to rectify this weakness by hiring additional accounting personnel once we have the necessary resources to do so.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

PROPANC HEALTH GROUP CORPORATION

Date: May 20, 2014	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer