Form 10-Q
period 2014-09-30
Propanc Health Group Corp
filed 2014-11-19
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 90,955,100 shares of common stock as of November 19, 2014.

PROPANC HEALTH GROUP CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

September 30, 2014

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Propanc Health Group Corporation (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	June 30, 2014
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$4,513	$87,799
GST tax receivable	2,581	946
Prepaid expenses and other current assets	44,478	25,000

TOTAL CURRENT ASSETS	51,572	113,745

TOTAL ASSETS	$51,572	$113,745

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$48,836	$332,564
Accounts payable - related party	2,164	17,440
Accrued expenses and other payables	240,469	422,326
Debt settlement to be paid in stock, net of premium	979,312	-
Convertible notes, net	325,794	272,424
Notes payable	50,000	33,909
Embedded conversion option liability	23,622	-
Warrant derivative liability	42,293	158,244
Due to directors - related parties	17,108	60,350
Loans from directors and officer - related parties	46,240	161,975
Employee benefit liability	60,115	62,827

TOTAL CURRENT LIABILITIES	1,835,953	1,522,059

Commitments and Contingencies (See Note 7)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; zero shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 82,794,100 and 72,684,767 shares issued and outstanding as of September 30, 2014 and June 30, 2014, respectively	82,795	72,685
Additional paid-in capital	16,657,087	16,374,781
Accumulated other comprehensive loss	(188,046)	(302,863)
Accumulated deficit	(18,336,217)	(17,552,917)

TOTAL STOCKHOLDERS' DEFICIT	(1,784,381)	(1,408,314)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$51,572	$113,745

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended September 30,
	2014	2013

REVENUE
Royalty revenue - related party	$-	$-

OPERATING EXPENSES
Administration expenses	231,482	305,826
Occupancy expenses	2,777	2,745
Research and development	3,879	-
TOTAL OPERATING EXPENSES	238,138	308,571

LOSS FROM OPERATIONS	(238,138)	(308,571)

OTHER INCOME (EXPENSE)
Interest expense	(548,479)	(2,165)
Interest income	3	-
Other expense	(50,002)	-
Change in fair value of derivative liability	114,536	(259,251)
Loss on debt settlements, net	(36,263)	-
Foreign currency transaction loss	(24,957)	(1,524)
TOTAL OTHER INCOME (EXPENSE)	(545,162)	(262,940)

LOSS BEFORE INCOME TAXES	(783,300)	(571,511)

INCOME TAX BENEFIT	-	-

NET LOSS	(783,300)	(571,511)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation (loss) gain	114,817	(40,931)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$(668,483)	$(612,442)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	76,297,745	71,642,676

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(783,300)	$(571,511)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Issuance of common stock for services and voluntary ratchet	69,726	159,000
Loss on settlement	405,002	-
Depreciation expense	-	258
Amortization of debt discount	98,013	-
Change in fair value of derivative liability	(114,536)	259,251
Promissory note payable issued for services	50,000	-
Accretion of put premium	83,636	-
Original issue discount	2,500	-
Changes in Assets and Liabilities:
GST receivable	(1,705)	(125)
Prepaid expenses and other assets	(7,117)	-
Accounts payable	79,500	9,016
Employee benefit liability	1,920	2,938
Accrued expenses	16,551	65,989

NET CASH USED IN OPERATING ACTIVITIES	(99,811)	(75,184)

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(6)
Related party expenses paid on behalf of company	2,164	25,122
Loan repayments to principal stockholder	(8,725)	(21,000)
Other loans	-	109,102
Proceeds from convertible promissory notes	22,700	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	16,139	113,218

Effect of exchange rate changes on cash	387	(966)

NET INCREASE (DECREASE) IN CASH	(83,286)	37,068

CASH AT BEGINNING OF YEAR	87,799	-

CASH AT END OF YEAR	$4,513	$37,068

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Conversion of accrued expenses to common stock	$-	$27,500
Conversion of convertible notes and accrued interest to common stock	$152,102	$-
Discounts related to warrants issued with convertible debenture	$-	$139,680
Discounts related to lender costs	$27,500	$-
Conversion of loan payable to convertible debenture	$-	$27,963
Conversion of loan payable to common stock	$67,892	$-

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

Propanc Health Group Corporation, formerly Propanc PTY LTD, ("the Company", "we", "us", "our").  Propanc PTY LTD was incorporated in Melbourne, Victoria Australia on October 15, 2007, and is based in Richmond, Victoria Australia. Since inception, substantially all of the efforts of the Company have been the development of new cancer treatments targeting high risk patients who need a follow up, nontoxic, long term therapy which prevents the cancer from returning and spreading. The Company anticipates establishing global markets for its technologies.

On November 23, 2010, Propanc Health Group Corporation was incorporated in the state of Delaware. In January 2011, to reorganize the Company, Propanc Health Group Corporation acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary.

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America, and pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three months ended September 30, 2014 and our financial position as of September 30, 2014  have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual audited consolidated financial statements have been condensed or omitted from these interim unaudited consolidated financial statements.  Accordingly, these interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2014.  The June 30, 2014 balance sheet is derived from those statements.

Principals of Consolidation

The unaudited consolidated financial statements include the accounts of Propanc Health Group Corporation and its wholly-owned subsidiary, Propanc PTY LTD. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Significant estimates in the accompanying unaudited consolidated financial statements include the estimates of valuation of derivatives, valuation of beneficial conversion features on convertible debt, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the valuation allowance on deferred tax assets and foreign currency translation due to certain average exchange rates applied in lieu of spot rates on transaction dates.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

(unaudited)

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

Comprehensive loss for all periods presented, includes only foreign currency translation gains (losses).

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the three months ended September 30, 2014 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2014	$(302,863)
Other comprehensive income before reclassification	114,817
Ending balance, September 30, 2014	$(188,046)

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

(unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets.  There were no cash equivalents as of September 30, 2014 or June 30, 2014.

Receivables

As amounts become uncollectible, they will be charged to an allowance and operations in the period when a determination of uncollectability is made. Any estimates of potentially uncollectible customer accounts receivable will be made based on an analysis of individual customer and historical write-off experience. The Company’s analysis included the age of the receivable account, creditworthiness of the customer and general economic conditions.

Property, Plant, and Equipment

Property and equipment are stated at cost, net of accumulated depreciation. Expenditures for maintenance and repairs are expensed as incurred; additions, renewals, and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight line method. The depreciable amount is the cost less its residual value.

The estimated useful lives are as follows:

Machinery and equipment 3 years.

Patents

Patent costs are stated at cost and reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency, however, the Company will expense any costs as long as the Company is in the startup stage. Accordingly, as the Company's product is not currently approved for market, during 2012, the Company wrote-off approximately $27,000 of previously capitalized patent costs related to various applications. Any patent costs incurred from 2013 through 2014 were expensed immediately. Currently, the Company has one International patent pending which was jointly applied for by the company and another entity.

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

Individual countries and regions where the company is actively seeking patent protection include United States, Canada, Japan, Brazil, China, Mexico, Hong Kong, Singapore, Israel, Chile, Peru, Malaysia, Vietnam, Indonesia, Europe, Russia, India, Australia and South Korea. The patent is granted in South Africa and New Zealand.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

(unaudited)

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

Employee Benefit/Liability

Liabilities arising in respect of wages and salaries, annual leave, accumulated sick leave and any other employee benefits expected to be settled within twelve months of the reporting date are measured at their nominal amounts based on remuneration rates which are expected to be paid when the liability is settled. All other employee benefit liabilities are measured at the present value of the estimated future cash outflow to be made in respect of services provided by employees up to the reporting date.  All employee liabilities are owed within the next twelve months and therefore, recorded at nominal value.

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

As of September 30, 2014 and June 30, 2014 the Company was owed $2,581 and $946 from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, Research and development costs are expensed when incurred.  Total research and development costs for the three months ended September 30, 2014 and 2013 were $3,879 and $0, respectively.

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

During the three months ended September 30, 2014 and 2013, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $0 and $0 respectively, which is reflected as an income tax benefit in the accompanying unaudited consolidated statement of operations and comprehensive loss.

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

(unaudited)

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.   As a result, the basic and diluted per share amounts for all periods presented are identical. As of September 30 2014, there were 3,000,000 warrants outstanding and four convertible notes payable that are convertible into 18,823,721 common shares which are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after September 30, 2014 are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations. The Company implemented the following at September 30, 2014:

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

(unaudited)

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending December 31, 2014 and the Company will continue to assess the impact on its consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  For the three months ended September 30, 2014, the Company had no revenues and had a net loss of $783,300 and net cash used in operations of $99,811.  Additionally, as of September 30, 2014, the company had a working capital deficit, stockholders' deficit and accumulated deficit of $1,784,381, $1,784,381, and $18,336,217 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

NOTE 3 – DUE TO DIRECTORS - RELATED PARTIES

Due to directors - related parties represents unsecured advances made by the directors for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company are due upon demand.  The Company is currently not being charged interest under these advances. The total amount owed these directors at September 30, 2014 and June 30, 2014 is $17,108 and $60,350 respectively. As part of the settlement and stipulation agreement noted in Note 7, the company reduced this liability by approximately $43,000 during the three months ended September 30, 2014.

NOTE 4 – LOANS

Loans from Directors - Related Parties

Loans from Directors and an Officer at September 30, 2014 and June 30, 2014 were $46,240 and $161,975, respectively.  The loans bear no interest and are all past their due date and in default. As part of the settlement and stipulation agreement noted in Note 7, the company reduced this liability by approximately $116,000 during the three months ended September 30, 2014.

Other Loans from Unrelated Parties

Loans from two unrelated parties were received during 2013 totaling $33,614.  They bear interest at 10% and as of June 30, 2014 one was past its due date and in default and the other, with a September 30, 2013 balance of $27,963 was exchanged for a convertible debenture as discussed below in Note 5.  The remaining balance on these loans were removed as part of the settlement agreement and consolidated into one loan (See Note 7).

A loan from an unrelated party was received during the year ended June 30, 2014 totaling $9,419. The balance on this loan was removed as part of the settlement agreement and consolidated into one loan (See Note 7).

A Loan from an unrelated party was received during the year-ended June 30, 2014 totaling $18,839. The balance on this loan was removed as part of the settlement agreement and consolidated into one loan (See Note 7).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

(unaudited)

Debt Settlement to be Paid in Stock, Net of Premium

In July 2014, the company has consolidated outstanding debt and other liabilities as part of a settlement agreement (See Note 7) and was indebted to one unrelated party for approximately $1,033,000 which includes a $50,000 note payable issued as a fee to the lender, a $355,000 premium and $628,000 of principal, see below. The company has issued 7,426,000 shares of common stock as a settlement of a portion of that debt for a value of $48,981 on September 11, 2014 (see Note 6).

Accordingly, the debt settlement to be paid in stock totaled $979,312 at September 30, 2014.

On July 18, 2014 the Company paid a $50,000 fee to the investor in the form of a $50,000 promissory note, non-interest bearing and due January 31, 2015.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes at September 30, 2014 were as follows:

Convertible notes and debenture	$252,500
Unamortized discounts	(45,260)
Accrued interest	6,055
Premium	112,499
Convertible notes, net	$325,794

On September 30, 2013 the Company’s subsidiary issued a Debenture for $139,680 (AUD$150,000) plus warrants for 3,000,000 common shares of the Company. The Company agreed to pay 12% interest on the principal amount and the maturity date is December 31, 2015.  This debenture rolls into it $27,963 of loans outstanding at June 30, 2013 (see Note 4), an August 2013 note of $63,196 along with September advances of $46,446 and accrued interest.  The debenture is convertible only at the Company’s option into common stock at $0.075 AUD per share and is convertible at that same rate by the lender only upon default by the Company, as defined in the debenture.  The warrants were determined to be derivative instruments due to the variable exercise price of the warrants which is initially $0.0698 and subject to adjustment if the Company issues shares at a price below the initial exercise price.  Accordingly, the fair value of the warrants was determined using a Black-Scholes option pricing model with a stock price of $0.20, exercise price of $0.075 AUD, volatility of 53% based on the comparative companies method since the Company’s stock is very thinly traded, an expected term of 27 months based on the debenture term and a risk free rate of 0.4%.  The approximate initial $400,000 value of the warrants was recorded as a derivative liability in the accompanying consolidated balance sheet, along with a debt discount of approximately $140,000 and change in warrant derivative liability of approximately $260,000 as an expense for the three months ended September 30, 2013. (See note 10 for current period re-measurement) On July 2, 2014, this $139,680 convertible debenture and accrued interest of $15,118 was converted, using the contractual conversion rate of $0.0709 or $0.075 AUD, into 2,183,333 shares of the Company’s common stock (See Note 6).

In May 2014, the Company issued a 10% convertible promissory note for $25,000 as a prepaid fee for services to be provided under a settlement and stipulation agreement as discussed in Note 7. The note and all accrued interest was due on November 8, 2014 and is currently in default. The note is convertible immediately at 50% of the lowest closing bid price in the 30 days prior to conversion. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $25,000 put premium which was fully expensed during the three months ended September 30, 2014. Accrued interest as of September 30, 2014 was $630.

On May 29, 2014, the Company issued a convertible note payable for $75,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is May 29, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $61,364 put premium over 180 days from the execution of the convertible note. Through September 30, 2014, the Company has accreted $42,273 of the put premium. Accrued interest as of September 30, 2014 was $2,038.

On May 29, 2014, the Company issued a second convertible note payable for $75,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is May 29, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $61,364 put premium over 180 days from the execution of the convertible note. Through September 30, 2014, the Company has accreted $42,273 of the put premium. Accrued interest as of September 30, 2014 was $2,038.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

(unaudited)

On May 30, 2014, the Company issued a third convertible note payable for $50,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is May 29, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $40,909 put premium over 180 days from the execution of the convertible note. Through September 30, 2014, the Company has accreted $27,953 of the put premium. Accrued interest as of September 30, 2014 was $1,349.

The Company recorded $30,000 of debt discounts for fees paid to lenders related to the above note issuances. Amortization of the discounts through September 30, 2014 was $10,171.

In addition to each of the above initial convertible promissory notes (“initial convertible notes”), the Company issued to each lender another convertible promissory note for the same amounts of $75,000, $75,000 and $50,000 termed "back-end notes". These notes have the same terms as the initial notes. Each back-end note shall initially be paid for by an offsetting promissory note issued to the Company by the lender ("Note receivable") provided that prior to the conversion of the Back-End Notes, the holders must have paid off the Notes receivable in cash. The Notes receivable are due on January 30, 2015, unless the Company does not meet the “current public information” requirement pursuant to Rule 144, in which case both the Back-End Notes and the Notes receivable may both be cancelled. The Notes receivable are initially secured by the pledge of the Back-End Notes, but may be exchanged for other collateral with an appraised value of at least $50,000, upon Company’s approval following a three (3) day written notice to the Company. The term of the Notes receivable and the Back-End Notes are one year, upon which the outstanding principal and interest is payable. The amounts funded plus accrued interest under Back-End Notes are convertible into Common Stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Back-End Notes), at a conversion price equal to 55% of the lowest trading bid price in the ten (10) trading days prior to the conversion.

In the event the Company redeems the initial convertible promissory notes in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by i) 130% if prepaid within 60 days of the issuance date; ii) 140% if prepaid 60 but less than 121 days after the issuance date; and (iii) 150% if prepaid 120 but less than 180 days after the issuance date. There shall be no redemption after the 180th day. The Back-End Notes may not be prepaid, except that if the initial Convertible Notes are redeemed by the Company within six months of their issuance, all obligations of the Company and holders under the Back-End Notes and the Notes receivable will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect.

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

Since the Back-End notes are not convertible until the Notes receivable are paid and also not for 180 days from the note dates, and the Notes receivable and notes payable have a right of setoff, the Notes receivable and Back-End notes and related accrued interest receivable and payable have been netted for presentation purposes on the accompanying consolidated balance sheet.

On August 6, 2014 (execution date), the Company executed a convertible promissory note in the principal sum of $250,000, with an original issue discount of $25,000. The consideration to be paid to the Lender shall be equal to the consideration actually paid by the Lender plus prorated interest and any other fees that the Company shall be required to pay. The original issue discount shall also be prorated based on the actual consideration received to equal approximately 10% of the consideration received. If the Company repays a consideration payment on or before the first 90 days from the effective date of that payment, the interest rate on that payment of consideration will be 0%. If the company does not repay a payment on or before the 90 days, the Company will incur a one-time interest charge of 12% on the principal amount of the loan. Upon execution of the note, the note holder made an initial payment of $25,000 to the Company of the total consideration. The maturity date is two years from the date of each payment to the Company, and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The note is convertible, at the option of the investor, to common stock of the Company at any time after the effective date at the lesser of $0.09 or 60% of the lowest trade price in the 25 trading days prior to the conversion. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (see Note 10). Additionally, the company recorded a debt discount of $27,500 which is being amortized over the term of the debt. Amortization of the discount through September 30, 2014 was $2,069.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

(unaudited)

NOTE 6 – STOCKHOLDERS’ DEFICIT

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

In October 2013, the Company issued 200,000 shares of common stock to a consultant for services.  The shares were issued to the consultant.  The shares were valued at $0.10 per share (based on current market price) and accordingly, the Company recognized an expense of $20,000.

In October 2013, the Company issued 100,000 shares of common stock to a consultant for past services.  The shares are fully vested and valued at $0.10 per share (based on current market price) and accordingly, the Company recognized an expense of $10,000 related to the share issuance.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

(unaudited)

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

On May 9, 2014, the Company entered into an agreement with a consultant to provide services over a twelve month period. The Company agreed to issue the consultant 500,000 shares of common stock upon signing the agreement and 500,000 shares six months after the effective date. The Company valued the 1,000,000 shares based on the market price on the agreement date of $0.10 and will recognize the resulting $100,000 of expense through the term of the agreement. On August 7, 2014 the company issued the first 500,000 shares of this agreement.

On July 2, 2014, a $139,680 convertible note was converted into shares of common stock pursuant to a conversion notice. $154,798 of principal and interest was converted at $0.0709 into 2,183,333 shares (See Note 5).

On September 11, 2014, the company issued 7,426,000 shares of common stock as the first tranche of a settlement agreement. (See Note 7).

Warrants:

In September, 2013, pursuant to convertible debenture, the Company issued 3,000,000 warrants to purchase common stock. These warrants have an initial exercise price of $0.075 AUD per share which is subject to adjustment and expire 5 years from the date of issuance (See Note 5).

NOTE 7 – COMMITMENTS AND CONTINGIENCIES

Legal Matters

From time to time, we may be involved in litigation relating to claims arising out of our operations in the normal course of business.  As of September 30, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of our operations.

Operating Agreements

In November 2009, the Company entered into a commercialization agreement whereby the Company agreed to pay royalties of 2% of net revenues.  Additionally, the Company agreed to pay 5% of each and every license agreement subscribed for.  The contract is cancellable at any time by either party.  To date, no amounts are owed under the agreement.

Operating Leases

In July 2013, the Company moved to new premises. No formal agreement has been entered regarding leasing of the new office space and no amounts have been paid, but an accrued liability at September 30, 2014 of $13,088 has been recognized in anticipation of a month to month agreement retroactive to July 1, 2013 at $926 per month.

Rent expense for the three months ended September 30, 2014 and 2013 were $2,777 and $2,745 respectively.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

(unaudited)

Settlement and Stipulation Agreement

In July 2014, the Company signed a term sheet and a Settlement and Stipulation Agreement (the "Settlement Agreement") with a third party purchaser (the "purchaser") to have that purchaser acquire certain portions of the Company’s liabilities to creditors (“Creditors”) in exchange for an obligation of the Company to issue shares of common stock to the purchaser, which shares of common stock would then be sold by the purchaser and 65% of the net proceeds, as defined in the agreement, distributed to the Creditors. The shares are to be freely traded shares issued pursuant to section 3(a)(10) of the Securities Act of 1933.

Under the terms of the Settlement Agreement, the variable quantity of common stock will be issued in tranches such that the purchaser would not own more than 9.99% of the outstanding shares of common stock at any time.

Under the above agreements, in May 2014 the Company also paid an expense fee of $25,000 in the form of a convertible promissory note. (See Note 5)

The purchaser entered into agreements through July 2014 with the Creditors to acquire $627,998 in liabilities of the Company and filed a complaint with the Second Judicial Circuit Court in Leon County, Florida seeking a judgment against the Company for such amount. A court order based on this complaint was issued on September 9, 2014, (the "court order date") resulting in the transfer of $627,998 in liabilities of the Company to the purchaser. In addition, upon entry of the order, the Company became obligated to issue the purchaser a fee of $50,000 worth of common stock priced at 75% of the average closing bid prices for the 10 days immediately preceding the date of the order. As a result of the purchased liabilities and purchaser fee, the Company became obligated to issue to the purchaser approximately $1,033,000 worth of common stock. These liabilities now meet the criteria of stock settled debt under ASC 480 resulting in the recording of a liability premium of approximately $405,000 with a charge to interest expense on the court order date.

The Company issued an initial tranche of 7,426,000 shares of common stock to the purchaser on September 11, 2014. As of September 30, 2014, the purchaser has sold 5,272,618 shares of common stock which after fees, reduced the liability owed to the purchaser by $34,778. The additional shares not sold of 2,153,382 were valued at the purchasers conversion rate of $0.00659 and recorded as a prepaid asset as of September 30, 2014. (See Note 11)

Equity Purchase Agreement

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

(unaudited)

On July 18, 2014 the Company paid a $50,000 fee to the investor in the form of a $50,000 promissory note, non-interest bearing and due January 31, 2015 (See Note 4).

NOTE 8 – RELATED PARTY TRANSACTIONS

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of September 30, 2014 and June 30, 2014, the Company owed certain directors a total of $46,240 and $161,975 respectively, for money loaned to the Company throughout the years. The loan balance owed at September 30, 2014 was not interest bearing.

As of September 30, 2014 and June 30 2014, the Company owed two directors a total of $17,108 and $60,350, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property.

NOTE 9 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia.  Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through September 30, 2014.

Product and Patent Concentration

As of September 30, 2014 the Company was undertaking preclinical activities for their lead product.  The Company was also undertaking research to uncover the mechanism of action of their lead product in order to screen new compounds for development.

The Company previously expanded by the filing of an international PCT patent application (No. PCT/AU2010/001403) directed to enhanced proenzyme formulations and combination therapies. The international PCT application has been based on previous provisional patent applications capturing the Company’s ongoing research and development in this area.

The Company received grant status in South Africa and more recently in New Zealand.  In addition, the United States Patent and Trademark Office or USPTO and European Patent Office or EPO have made preliminary indications that key features of our technology are patentable.  The Company is presently working towards securing a patent in each region, covering as many aspects of its technology as possible, while also actively seeking protection throughout Eastern Europe, Asia and South America. Individual countries and regions, include United States, Canada, Japan, Brazil, China, Mexico, Hong Kong, Singapore, Israel, Chile, Peru, Malaysia, Vietnam, Indonesia, Europe, Russia, India, Australia and South Korea. The patent is granted in South Africa and New Zealand.

Further provisional patent filings are also expected to be filed to capture and protect additional patentable subject matter that is identified, namely further enhanced formulations, combination treatments, use of recombinant products, modes of action and molecular targets.

Foreign Operations

As of September 30, 2014 and June 30, 2014, the Company's operations are based in Australia.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014 and JUNE 30, 2014

(unaudited)

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS and FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has 3,000,000 warrants with repricing options and $25,000 of convertible debt with variable conversion pricing outstanding at September 30, 2014.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black Scholes (“BSM”) option pricing model. The closing price of the Company’s common stock at September 30, 2014 was $0.10. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at September 30, 2014, are indicated in the table that follows. The volatility for initial valuation was based on comparative company’s methods since the Company’s stock is very thinly traded and historical volatility at September 30, 2014, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants

	Initial Valuation September 30, 2013	September 30, 2014
Volatility	53%	216%
Expected Remaining Term	5	4
Risk Free Interest Rate	0.4%	0.38%
Expected dividend yield	none	none

Convertible Debt

	Initial Valuation August 6, 2014	September 30, 2014
Volatility	216%	216%
Expected Remaining Term	2	1.85
Risk Free Interest Rate	0.5%	0.6%
Expected dividend yield	none	none

Fair Value Measurements:

We currently measure and report at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the BSM option pricing model. The following tables summarize our financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2014:

		Quoted Prices	Significant
	Balance at	in Active	Other	Significant
	September 30,	Markets for	Observable	Unobservable
	2014	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Embedded conversion option liability	$23,622	$—	$—	$23,622
Fair value of liability for warrant derivative instruments	$42,293	$—	$—	$42,293
Total	$65,915			$65,915

The following is a roll forward for the three months ended September 30, 2014 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments

Balance at June 30, 2014	$158,244
Effects of foreign currency exchange rate changes	(5,293)
Initial fair value of embedded conversion option recorded as debt discount	27,500
Initial fair value of embedded conversion option recorded as change in fair value of ECO	23,935
Change in fair value included in statements of operations	(138,471)
Balance at September 30, 2014	$65,915

NOTE 11 – SUBSEQUENT EVENTS

On November 4, 2014, the company issued 8,161,000 shares of common stock valued at $15,277 as the second tranche of the settlement purchase agreement as discussed in Note 7.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of  Operations (“MD&A”) contains certain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in Propanc Health Group Corporation's (referred to herein as the "Company", or "Propanc", "we", "our", "ours" and "us") revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

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

Foreign Currency Translation and Other Comprehensive Income (Loss): The Company’s functional currency is the Australian dollar (AUD). For financial reporting purposes, the Australian dollar has been translated into United States dollars ($) and/or USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations and other comprehensive income (loss) as other income (expense).

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

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after September 30, 2014 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-Q.  The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc Pty Ltd.

For the Three Months Ended September 30, 2014 compared to the Three Months ended September 30, 2013

Revenue

For the three months ended September 30, 2014 and 2013, we generated no revenue because the company is currently undertaking research and development activities for market approval and there were no sales generated in this period.

Administration Expense

Administration expense decreased to $231,482 for the three months ended September 30, 2014 as compared with $305,826 for the three months ended September 30, 2013.  This decrease is primarily attributable to stock based expenses of $144,500 incurred during the three months ending September 30, 2013.

Occupancy Expense

Occupancy expense decreased by $32 to $2,777 for the three months ended September 30, 2014.

Research and Development Expenses

Research and Development was $3,879 for the three months ended September 30, 2014 as compared with $0 for the three months ended September 30, 2013. Research and Development expenditure has been minimal over the past 24 months, including the last 12 months, as the Company raises sufficient capital to undertake its next stage of development for its current programs.  The Company and its Directors continue to expend its efforts to continue creating value by completing its patent filings and publishing its scientific discoveries, and is negotiating with third parties to assist with raising the capital needed to complete its planned research and development activities.

Interest Expense/Income

Interest expense increased to $548,479 for the three months ended September 30, 2014 as compared with $2,165 for the three months ended September 30, 2013.  Interest expense is comprised of $355,000 premium of the liability agreement, $6,500 face interest, $10,736 debt discount amortization, and $83,636 accretion of debt premium. This increase is primarily attributable to interest bearing loans made to the company during the three months ended September 30, 2014.

Net loss

Net loss increased to $783,300 for the three months ended September 30, 2014 as compared with $571,511 for the three months ended September 30, 2013.  The increase is primarily attributable to interest expense which increased by $546,314 for the three months ended September 30, 2014, as a result of a premium of $355,000 expensed in connection to a settlement purchase agreement.

Liquidity and Capital Resources

	For the Three Months Ended September 30,
	2014	2013
Net cash used in operating activities	$(99,811)	$(75,184)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$16,139	$113,218

Net cash used in operations was $99,811 for the three months ended September 30, 2014 compared to $75,184 for the same period in 2013.   This increase was primarily attributable to an increase of professional fees.

There were no cash transactions from investing activities in the three months ended September 30, 2014 or 2013.

Cash flows provided by financing activities for the three months ended September 30, 2014 were $16,139 compared to $113,218 for the three months ended September 30, 2013.  In 2014 we had related party expenses paid on behalf of the Company of $2,164 and proceeds from convertible promissory notes or $22,700, offset by loan repayments to principal stockholders or $8,725.

We have substantial capital resource requirements and have incurred significant losses since inception.  As of September 30, 2014, we had $4,513 in cash.  Based upon our current business plans, we will need considerable cash investments to be successful.  Such capital requirements are in excess of what we have in available cash and what we currently have commitment for.  Therefore, we do not have enough available cash to meet our obligations over the next 12 months.

Related Party Transactions

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of September 30, 2014 and June 30, 2014, the Company owed certain directors a total of $46,240 and $161,975 respectively, for money loaned to the Company in prior years.

As of September 30, 2014 and 2013, the Company owed two directors a total of $17,108 and $60,350, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property.

Going Concern Qualification

The Company has incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. The Company’s Independent Registered Public Accounting Firm has included a "Going Concern Qualification" in their report for the fiscal years ended June 30, 2014 and 2013.  In addition, the Company has negative working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2014, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Settlement and Stipulation Agreement

In July 2014, the Company signed a term sheet and a Settlement and Stipulation Agreement (the “Settlement Agreement”) with a third party purchaser (the “Purchaser”) to have that Purchaser acquire certain portions of the Company’s liabilities to creditors (“Creditors”) in exchange for an obligation of the Company to issue shares of common stock to the Purchaser, which shares of common stock would then be sold by the Purchaser and 65% of the net proceeds, as defined, distributed to the Creditors. The shares are to be freely traded shares issued pursuant to section 3(a)(10) of the Securities Act of 1933.

Under the terms of the Settlement Agreement, the variable quantity of common stock will be issued in tranches such that the Purchaser would not own more than 9.99% of the outstanding shares of common stock at any time.

Under the above agreements, in May 2014 the Company also paid an expense fee of $25,000 in the form of a convertible promissory note.

The Purchaser entered into agreements through July 2014 with the Creditors to acquire $627,998 in liabilities of the Company and filed a complaint with the Second Judicial Circuit Court in Leon County, Florida seeking a judgment against the Company for such amount. A court order based on this complaint was issued on September 9, 2014, (the "Court Order Date") resulting in the transfer of $627,998 in liabilities of the Company to the Purchaser. In addition, upon entry of the order, the Company became obligated to issue the Purchaser a fee of $50,000 worth of common stock priced at 75% of the average closing bid prices for the 10 days immediately preceding the Court Order Date. As a result of the purchased liabilities and purchaser fee, the Company became obligated to issue to the Purchaser approximately $1,033,000 worth of common stock. These liabilities now meet the criteria of stock settled debt under ASC 480 resulting in the recording of a liability premium of approximately $405,000 with a charge to interest expense on the Court Order Date.

The Company issued an initial tranche of 7,426,000 shares of common stock to the Purchaser on September 11, 2014.

Equity Purchase Agreement

On July 18, 2014, the Company executed an Equity Purchase Agreement (the "Agreement") with an Investor (the “Investor”) affiliated with the above purchaser. The Company may sell (put shares) from time to time, during the commitment period discussed below, up to $5,000,000 of the Company's common stock at a sale price equal to 90% of the of the market price. The market price is determined during a valuation period which is the 10 trading days immediately following the clearing date (the date when the put shares are deposited into the Investor's brokerage account) associated with the applicable put notice. The valuation period may change based on any valuation events occurring, as defined in the Agreement. The Company's right to sell to the Investor and the Investor's obligation to purchase shares is subject to certain restrictions, including a floor price, as defined in the Agreement. Furthermore, on each closing date the number of shares then to be purchased shall not exceed that amount that when aggregated with all other shares beneficially owned by the Investor would result in the Investor owning more than 9.99% of the outstanding shares of common stock.

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

On July 18, 2014 the Company paid a $50,000 fee to the Investor in the form of a $50,000 promissory note, non-interest bearing and due January 31, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Promissory Note issued to Southridge Partners II, L.P. (“Southridge”) dated July 17, 2014, incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K filed on October 14, 2014.
10.1	Settlement Agreement and Stipulation between the Company and Tarpon dated July 18, 2014, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 23, 2014.
10.2	Order Granting Approval of Settlement Agreement and Stipulation between the Company and Tarpon dated September 9, 2014, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on September 23, 2014.
10.3	Form of Equity Purchase Agreement between the Company and Southridge, incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on September 23, 2014.
10.4	Form of Registration Rights Agreement between Company and Southridge, incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on September 23, 2014.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC HEALTH GROUP CORPORATION

Date: November 19, 2014	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

