Form 10-Q
period 2014-12-31
Propanc Health Group Corp
filed 2015-02-17
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2014

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 191,688,405 shares of common stock as of February 16, 2015.

PROPANC HEALTH GROUP CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

December 31, 2014

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Propanc Health Group Corporation (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2014	June 30, 2014
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash	$14,588	$87,799
GST tax receivable	2,044	946
Prepaid expenses and other current assets	36,308	25,000

TOTAL CURRENT ASSETS	52,940	113,745

TOTAL ASSETS	$52,940	$113,745

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$88,092	$332,564
Accounts payable - related party	-	17,440
Accrued expenses and other payables	223,841	422,326
Debt settlement to be paid in stock, net of premium	951,422	-
Convertible notes, net	453,480	272,424
Notes payable	50,000	33,909
Embedded conversion option liability	49,640	-
Warrant derivative liability	4,339	158,244
Due to directors - related parties	15,992	60,350
Loans from directors and officer - related parties	35,068	161,975
Employee benefit liability	58,315	62,827

TOTAL CURRENT LIABILITIES	1,930,189	1,522,059

Commitments and Contingencies (See Note 7)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 500,000 and 0 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	5,000	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 130,774,585 and 72,684,767 shares issued and outstanding as of December 31, 2014 and June 30, 2014, respectively	130,775	72,685
Additional paid-in capital	16,753,398	16,374,781
Accumulated other comprehensive loss	(84,726)	(302,863)
Accumulated deficit	(18,681,696)	(17,552,917)

TOTAL STOCKHOLDERS' DEFICIT	(1,877,249)	(1,408,314)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$52,940	$113,745

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2014	2013	2014	2013

REVENUE
Royalty revenue - related party	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	244,431	222,671	475,913	528,496
Occupancy expenses	2,567	2,783	5,344	5,528
Research and development	2,443	-	6,322	-
TOTAL OPERATING EXPENSES	249,441	225,454	487,579	534,024

LOSS FROM OPERATIONS	(249,441)	(225,454)	(487,579)	(534,024)

OTHER INCOME (EXPENSE)
Interest expense	(100,176)	(20,225)	(648,655)	(22,390)
Interest income	-	-	3	-
Other expense	-	-	(50,002)	-
Change in fair value of derivative liability	8,206	227,616	122,742	(31,634)
Gain on debt settlements, net	71,147	-	34,884	-
Foreign currency transaction loss	(157,655)	(3,989)	(182,612)	(5,515)
TOTAL OTHER INCOME (EXPENSE)	(178,478)	203,402	(723,640)	(59,539)

LOSS BEFORE INCOME TAXES	(427,919)	(22,052)	(1,211,219)	(593,563)

INCOME TAX BENEFIT	82,440	48,451	82,440	48,451

NET INCOME (LOSS)	(345,479)	26,399	(1,128,779)	(545,112)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain	103,320	56,099	218,137	15,168

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$(242,159)	$82,498	$(910,642)	$(529,944)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$0.00	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	95,007,061	72,385,909	85,827,403	72,014,292

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended December 31,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,128,779)	$(545,112)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance of common stock for services and voluntary ratchet	112,268	237,833
Issuance of preferred stock for services	1,067	-
Loss on settlement	355,000	-
Settlement fees paid in the form of debt	125,000	-
Other	100	-
Depreciation expense	-	523
Amortization of debt discount	117,231	14,789
Change in fair value of derivative liability	(122,742)	31,634
Accretion of put premium	165,428	-
Changes in Assets and Liabilities:
GST receivable	(1,226)	-
Prepaid expenses and other assets	-	(3,345)
Accounts payable	46,849	74,120
Employee benefit liability	3,915	5,621
Accrued expenses	46,585	77,861
Accrued interest	7,308	4,256

NET CASH USED IN OPERATING ACTIVITIES	(271,996)	(101,820)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	-
Patent costs	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(5)
Related party expenses paid on behalf of company	-	23,937
Loan repayments to principal stockholder	(20,000)	(37,032)
Proceeds from convertible promissory notes	90,000	103,959
Proceeds from issuance of common stock for cash	29,000	-

NET CASH PROVIDED BY FINANCING ACTIVITIES	99,000	90,859

Effect of exchange rate changes on cash	99,785	11,697

NET INCREASE (DECREASE) IN CASH	(73,211)	736

CASH AT BEGINNING OF PERIOD	87,799	-

CASH AT END OF PERIOD	$14,588	$736

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Prepaid common stock issued for services	$134,373	$6,667
Reduction of put premium related to conversions of convertible debt	$37,032	$-
Conversion of accrued expenses to common stock	$-	$27,500
Conversion of convertible notes and accrued interest to common stock	$177,567	$-
Discounts related to warrants issued with convertible debenture	$-	$133,095
Discounts related to lender costs	$33,500	$-
Conversion of loan payable to convertible debenture	$-	$27,963
Conversion of loan payable to common stock	$66,389	$-

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and JUNE 30, 2014

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

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months and six months ended December 31, 2014 and 2013 and cash flows for the six months ended December 31, 2014 and 2013 and our financial position as of December 31, 2014 have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Significant estimates in the accompanying unaudited consolidated financial statements include the estimates of valuation of derivatives, valuation of beneficial conversion features on convertible debt, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the valuation allowance on deferred tax assets and foreign currency translation due to certain average exchange rates applied in lieu of spot rates on transaction dates.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and JUNE 30, 2014

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

Comprehensive loss for all periods presented, includes only foreign currency translation gains (losses).

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the six months ended December 31, 2014 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2014	$(302,863)
Other comprehensive income before reclassification	218,137
Ending balance, December 31, 2014	$(84,726)

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures their financial assets and liabilities in accordance with US GAAP. For certain of the Company’s financial instruments, including cash and cash equivalents, accounts and other receivables, accounts payable and accrued expenses and other liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for loans payable, also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

The Company adopted accounting guidance for fair value measurements of financial assets and liabilities. The adoption did not have a material impact on the Company’s results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

DECEMBER 31, 2014 and JUNE 30, 2014

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets.  There were no cash equivalents as of December 31, 2014 or June 30, 2014.

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

Patents

Patent costs are stated at cost and reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency, however, the Company will expense any costs as long as the Company is in the startup stage. Accordingly, as the Company's product was and is not currently approved for market, during 2012, the Company wrote-off approximately $27,000 of previously capitalized patent costs related to various applications. Any patent costs incurred from 2013 through 2014 were expensed immediately. Currently, the Company has one International patent pending which was jointly applied for by the Company and another entity.

The Company received grant status in South Africa and more recently in New Zealand.  In addition, the United States Patent and Trademark Office or USPTO and European Patent Office or EPO have made preliminary indications that key features of the Company’s technology are patentable.  The Company is presently working towards securing a patent in each region, covering as many aspects of its technology as possible, whilst also actively seeking protection throughout Eastern Europe, Asia and South America.

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and JUNE 30, 2014

(unaudited)

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

As of December 31, 2014 and June 30, 2014 the Company was owed $2,044 and $946 from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, research and development costs are expensed when incurred.  Total research and development costs for the six months ended December 31, 2014 and 2013 were $6,322 and $0, respectively.

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and JUNE 30, 2014

(unaudited)

During the six months ended December 31, 2014 and 2013, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $82,440 and $48,451 respectively, which is reflected as an income tax benefit in the accompanying unaudited consolidated statements of operations and other comprehensive income (loss).

Stock Based Compensation

The Company records stock based compensation in accordance with ASC section 718, “Stock Compensation” and Staff Accounting Bulletin (SAB) No. 107 (SAB 107) issued by the SEC in March 2005 regarding its interpretation of ASC 718.  ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption.  The Company values any employee or non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non-Employees”.

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition, (codified in ASC 605) the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, the Company recognizes revenue relating to royalties on product sales in the period in which the sale occurs and the royalty term has begun.

Start-up Costs

In accordance with ASC 720-15-15, start-up costs are expensed as incurred.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.   As a result, the basic and diluted per share amounts for all periods presented are identical. For the three months and six months ended December 31 2014, there were 3,000,000 warrants outstanding and six convertible notes payable that are convertible into 432,163,062 common shares which are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after December 31, 2014 are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations. The Company implemented the following at December 31, 2014:

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and JUNE 30, 2014

(unaudited)

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard for the fiscal year ending June 30, 2015 and the Company will continue to assess the impact on its consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern.  For the six months ended December 31, 2014, the Company had no revenues and had a net loss of $1,128,779 and net cash used in operations of $271,996.  Additionally, as of December 31, 2014, the Company had a working capital deficit, stockholders' deficit and accumulated deficit of $1,877,249, $1,877,249, and $18,681,696 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

NOTE 3 – DUE TO DIRECTORS - RELATED PARTIES

Due to directors - related parties represents unsecured advances made by the directors for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand.  The Company is currently not being charged interest under these advances. The total amount owed these directors at December 31, 2014 and June 30, 2014 is $15,992 and $60,350 respectively. As part of the settlement and stipulation agreement (See Note 7), the Company reduced this liability by approximately $44,000 during the six months ended December 31, 2014. Subsequent to December 31, 2014, the balance was settled as part of a Debt Settlement Agreement (See Note 11).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and JUNE 30, 2014

(unaudited)

NOTE 4 – LOANS AND NOTES PAYABLE

Loans from Directors - Related Parties

Loans from Directors and an Officer at December 31, 2014 and June 30, 2014 were $35,068 and $161,975, respectively.  The loans bear no interest and are all past their due date and in default. As part of the settlement and stipulation agreement noted in Note 7, the Company reduced this liability by approximately $127,000 during the six months ended December 31, 2014. Subsequent to December 31, 2014, the balance was settled as part of a Debt Settlement Agreement (See Note 11).

Other Loans from Unrelated Parties

During the six months ended December 31, 2014, the notes payable balance of $33,909 as of June 30, 2014 was removed as part of the settlement agreement and consolidated into one loan (See Note 7).

Debt Settlement to be Paid in Stock, Net of Premium

In July 2014, the Company consolidated outstanding debt and other liabilities as part of a settlement agreement (See Note 7) and was indebted to one unrelated party for approximately $1,033,000 which includes a $50,000 note payable issued as a fee to the lender, a $355,000 premium and $628,000 of principal. On September 11, 2014 and on November 4, 2014, the Company issued 7,426,000 and 8,161,000 shares of common stock as a settlement of a portion of that debt for a total value of $81,396 (See Note 6). Accordingly, the debt settlement to be paid in stock net of premium totaled $951,422 at December 31, 2014.

Notes Payable

On July 18, 2014, the Company paid a $50,000 fee to the investor (See Note 7) in the form of a $50,000 promissory note, non-interest bearing and due January 31, 2015. Subsequent to December 31, 2014, this note was settled as part of a Settlement and Lock-Up Agreement (See Note 11).

NOTE 5 – CONVERTIBLE NOTES

Convertible notes at December 31, 2014 were as follows:

Convertible notes and debenture	$301,350
Unamortized discounts	(39,530)
Accrued interest	11,055
Premium	180,605
Convertible notes, net	$453,480

On September 30, 2013 the Company’s subsidiary issued a Debenture for $139,680 (AUD $150,000) plus warrants for 3,000,000 common shares of the Company. The Company agreed to pay 12% interest on the principal amount and the maturity date is December 31, 2015.  This debenture rolls into it $27,963 of loans outstanding at June 30, 2013 (See Note 4), an August 2013 note of $63,196 along with September advances of $46,446 and accrued interest.  The debenture is convertible only at the Company’s option into common stock at $0.075 AUD per share and is convertible at that same rate by the lender only upon default by the Company, as defined in the debenture.  The warrants were determined to be derivative instruments due to the variable exercise price of the warrants which is initially $0.0698 and subject to adjustment if the Company issues shares at a price below the initial exercise price.  Accordingly, the fair value of the warrants was determined using a Black-Scholes option pricing model with a stock price of $0.20, exercise price of $0.075 AUD, volatility of 53% based on the comparative companies method since the Company’s stock is very thinly traded, an expected term of 27 months based on the debenture term and a risk free rate of 0.4%.  The approximate initial $400,000 value of the warrants was recorded as a derivative liability in the accompanying consolidated balance sheet, along with a debt discount of approximately $140,000 and change in warrant derivative liability of approximately $260,000 as an expense for the three months ended September 30, 2013. (See Note 10 for current period re-measurement) On July 2, 2014, this $139,680 convertible debenture and accrued interest of $15,118 was converted, using the contractual conversion rate of $0.0709 or $0.075 AUD, into 2,183,333 shares of the Company’s common stock (See Note 6).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and JUNE 30, 2014

(unaudited)

On May 8, 2014, the Company issued a 10% convertible promissory note for $25,000 as a prepaid fee for services to be provided under a settlement and stipulation agreement as discussed in Note 7. The note and all accrued interest was due on November 8, 2014 and is currently in default. The note is convertible immediately at 50% of the lowest closing bid price in the 30 trading days prior to conversion. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $25,000 put premium which was fully expensed during the six months ended December 31, 2014. Accrued interest as of December 31, 2014 was $1,260. Subsequent to December 31, 2014, this note was settled as part of a Settlement and Lock-Up Agreement (See Note 11).

On May 29, 2014, the Company issued a convertible note payable for $75,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is May 29, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $61,364 put premium over 180 days from the execution of the convertible note. Through December 31, 2014, the Company has accreted $50,455 of the put premium resulting in the put premium being fully expensed. During the six months ended December 31, 2014, the Company converted $7,375 of principal into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $6,034 reduction of the put premium. Accrued interest as of December 31, 2014 was $3,521.

On May 29, 2014, the Company issued a second convertible note payable for $75,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is May 29, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $61,364 put premium over 180 days from the execution of the convertible note. Through December 31, 2014, the Company has accreted $50,455 of the put premium resulting in the put premium being fully expensed. During the six months ended December 31, 2014, the Company converted $8,635 of principal and $361 of interest into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $7,065 reduction of the put premium. Accrued interest as of December 31, 2014 was $3,162.

On May 30, 2014, the Company issued a third convertible note payable for $50,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is May 30, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $40,909 put premium over 180 days from the execution of the convertible note. Through December 31, 2014, the Company has accreted $33,864 of the put premium resulting in the put premium being fully expensed. During the six months ended December 31, 2014, the Company converted $6,140 of principal and $258 of interest into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $5,024 reduction of the put premium. Accrued interest as of December 31, 2014 was $2,056.

In addition to each of the above initial convertible promissory notes (“initial convertible notes”), the Company issued to each lender another convertible promissory note for the same amounts of $75,000, $75,000 and $50,000 termed "Back-End Notes". These notes have the same terms as the initial convertible notes. Each Back-End Note shall initially be paid for by an offsetting promissory note issued to the Company by the lender ("Note Receivable") provided that prior to the conversion of the Back-End Notes, the holders must have paid off the Notes Receivable in cash. The Notes Receivable are due on January 30, 2015, unless the Company does not meet the “current public information” requirement pursuant to Rule 144, in which case both the Back-End Notes and the Notes Receivable may both be cancelled. The Notes Receivable are initially secured by the pledge of the Back-End Notes, but may be exchanged for other collateral with an appraised value of at least $50,000, upon Company’s approval following a three (3) day written notice to the Company. The term of the Notes Receivable and the Back-End Notes are one year, upon which the outstanding principal and interest is payable. The amounts funded plus accrued interest under Back-End Notes are convertible into common stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Back-End Notes), at a conversion price equal to 55% of the lowest trading bid price in the ten (10) trading days prior to the conversion.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and JUNE 30, 2014

(unaudited)

In the event the Company redeems the initial convertible notes in full, the Company is required to pay off all principal, interest and any other amounts owing multiplied by i) 130% if prepaid within 60 days of the issuance date; ii) 140% if prepaid 60 but less than 121 days after the issuance date; and (iii) 150% if prepaid 120 but less than 180 days after the issuance date. There shall be no redemption after the 180th day. The Back-End Notes may not be prepaid, except that if the initial convertible notes are redeemed by the Company within six months of their issuance, all obligations of the Company and holders under the Back-End Notes and the Notes Receivable will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect.

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

Since the Back-End Notes are not convertible until the Notes Receivable are paid and also not for 180 days from the note dates, and the Notes Receivable and Back-End Notes have a right of setoff, the Notes Receivable and Back-End Notes and related accrued interest receivable and payable have been netted for presentation purposes on the accompanying consolidated balance sheet.

On August 6, 2014 (execution date), the Company executed a convertible promissory note in the principal sum of $250,000, with an original issue discount (“OID”) of $25,000. The consideration to be paid to the Lender shall be equal to the consideration actually paid by the Lender plus prorated interest and any other fees that the Company shall be required to pay. The original issue discount shall also be prorated based on the actual consideration received to equal approximately 10% of the consideration received. If the Company repays a consideration payment on or before the first 90 days from the effective date of that payment, the interest rate on that payment of consideration will be 0%. If the Company does not repay a payment on or before the 90 days, the Company will incur a one-time interest charge of 12% on the principal amount of the loan. Upon execution of the note, the note holder made an initial payment of $25,000 (net of a $2,500 OID) to the Company of the total consideration. The maturity date is two years from the date of each payment to the Company, and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The note is convertible, at the option of the investor, to common stock of the Company at any time after the effective date at the lesser of $0.09 or 60% of the lowest trade price in the 25 trading days prior to the conversion. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). As of December 31, 2014, the Company didn’t repay the consideration and therefore incurred a 12% interest charge. Accrued interest as of December 31, 2014 was $497.

On November 17, 2014, the Company issued a convertible promissory note for $43,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is August 20, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 58% of the average lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $31,138 put premium over 180 days from the execution of the convertible note. Through December 31, 2014, the Company has accreted $7,611 of the put premium. Accrued interest as of December 31, 2014 was $424.

On December 10, 2014, the Company issued a convertible promissory note for $28,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is September 12, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 58% of the average lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $20,276 put premium over 180 days from the execution of the convertible note. Through December 31, 2014, the Company has accreted $2,478 of the put premium. Accrued interest as of December 31, 2014 was $135.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and JUNE 30, 2014

(unaudited)

The Company recorded $63,500 of debt discounts for fees paid to lenders related to the above note issuances. The debt discounts are being amortized over the term of the debt. Amortization of the debt discounts through December 31, 2014 was $23,970.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The total number of preferred shares authorized and that may be issued by the Company is 10,000,000 preferred shares with a par value of $0.01. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

Of the total preferred shares authorized, pursuant to Certificate of Designation filed on December 9, 2014, 500,000 have been designated as Series A preferred stock, with a par value of $0.01 (“Series A Preferred Stock”). On December 9, 2014, the Company issued 500,000 shares of Series A Preferred Stock to its CEO in consideration for services rendered to the Company, including for and as an incentive to continue to assist and provide services to the Company. The shares were valued at $0.00213 per share for a total value of $1,067 based on the average sale price per share of the 8,161,000 shares of common stock sold during the three months ended December 31, 2014.

Common Stock:

On November 12, 2014, the Company filed an amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware, to increase the Company’s authorized common stock from one hundred million (100,000,000) shares of common stock, par value $0.001 per share, to ten billion (10,000,000,000) shares of common stock, par value $0.001 per share.

On May 9, 2014, the Company entered into an agreement with a consultant to provide services over a twelve month period in exchange for 1,000,000 shares of common stock. The Company valued the 1,000,000 shares based on the market price on the agreement date of $0.10 and will recognize $100,000 of consulting expense through the term of the agreement. On August 7, 2014 the Company issued the first 500,000 shares of this agreement. The Company has recorded $64,658 of consulting expense as of December 31, 2014 related to this agreement.

On July 2, 2014, a $139,680 convertible note was converted into shares of common stock pursuant to a conversion notice. $154,798 of principal and interest was converted at $0.0709 into 2,183,333 shares (See Note 5).

On September 11, 2014, the Company issued 7,426,000 shares of common stock as the first tranche of a settlement agreement. (See Note 7).

On October 17, 2014, the Company entered into an agreement with a consultant to provide services over a six month period. The Company agreed to issue the consultant 4,000,000, 3,000,000 and 3,000,000 shares of common stock in the first, third and fifth months respectively. The Company valued the 10,000,000 shares based on the market price on the agreement date of $0.008 and is recognizing $80,000 of consulting expense through the term of the agreement. On December 4, 2014, the Company issued the first 4,000,000 shares of this agreement. The Company has recorded $33,407 of consulting expense as of December 31, 2014 related to this agreement.

On November 4, 2014, the Company issued 8,161,000 shares of common stock as the second tranche of a settlement agreement. (See Note 7).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and JUNE 30, 2014

(unaudited)

On November 5, 2014, the Company entered into a private placement securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue up to 3,000,000 shares of its common stock at a price of $0.001 per share for an aggregate purchase price of $3,000 in gross proceeds. On December 4, 2014, the Company issued 3,000,000 shares of common stock. There are no registration rights with regards to these securities.

On December 9, 2014, pursuant to a conversion notice, $5,357 of principal and interest was converted at $0.0011 into 4,870,391 shares of common stock (See Note 5).

On December 10, 2014, pursuant to a conversion notice, $7,368 of principal and interest was converted at $0.0011 into 6,698,331 shares of common stock (See Note 5).

On December 11, 2014, the Company entered into a private placement securities purchase agreement with an accredited investor pursuant to which the Company agreed to issue up to 1,000,000 shares of its common stock at a price of $0.0025 per share for an aggregate purchase price of $2,500 in gross proceeds.

On December 16, 2014, the Company entered into a private placement securities purchase agreements with accredited investors pursuant to which the Company agreed to issue up to 9,400,000 shares of its common stock at a price of $0.0025 per share for an aggregate purchase price of $23,500 in gross proceeds. On December 24, 2014, the Company issued 5,700,000 shares of common stock. There are no registration rights with regards to these securities.

On December 16, 2014, pursuant to a conversion notice, $6,000 of principal was converted at $0.0012 into 5,194,805 shares of common stock (See Note 5).

On December 26, 2014, pursuant to a conversion notice, $4,044 of principal and interest was converted at $0.0007 into 5,655,958 shares of common stock (See Note 5).

Warrants:

As of December 31, 2014, there were 3,000,000 warrants outstanding and exercisable with expiration dates commencing September 2018. (See Note 5).

NOTE 7 – COMMITMENTS AND CONTINGIENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  As of December 31, 2014, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

Operating Agreements

In November 2009, the Company entered into a commercialization agreement whereby the Company agreed to pay royalties of 2% of net revenues.  Additionally, the Company agreed to pay 5% of each and every license agreement subscribed for.  The contract is cancellable at any time by either party.  To date, no amounts are owed under the agreement.

Operating Leases

In July 2013, the Company moved to new premises. No formal agreement has been entered regarding leasing of the new office space and no amounts have been paid, but an accrued liability at December 31, 2014 of $14,680 has been recognized in anticipation of a month to month agreement retroactive to July 1, 2013 at approximately $1,000 per month.

Rent expense for the six months ended December 31, 2014 and 2013 were $5,344 and $5,528 respectively.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and JUNE 30, 2014

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

During the six months ended December 31, 2014, the Company issued a total of 15,587,000 shares of common stock to the purchaser. As of December 31, 2014, the purchaser has sold all 15,587,000 shares of common stock which after fees, reduced the liability owed to the purchaser by $52,907.

Equity Purchase Agreement

On July 18, 2014 the Company executed an Equity Purchase Agreement (the "agreement") with an investor (the "investor") affiliated with the above purchaser. The Company may sell (put shares) from time to time, during the commitment period discussed below, up to $5,000,000 of the Company's common stock at a sale price equal to 90% of the market price. The market price is determined during a valuation period which is the 10 trading days immediately following the clearing date (the date when the put shares are deposited into the investor's brokerage account) associated with the applicable put notice. The valuation period may change based on any valuation events occurring, as defined in the agreement. The Company's right to sell to the investor and the investor's obligation to purchase shares is subject to certain restrictions, including a floor price, as defined in the agreement. Furthermore, on each closing date the number of shares then to be purchased shall not exceed that amount that when aggregated with all other shares beneficially owned by the investor would result in the investor owning more than 9.99% of the outstanding shares of common stock.

The commitment period is the earlier of the sale of $5,000,000 worth of shares or 24 months.

On July 18, 2014, Company entered into a Registration Rights Agreement with the investor. Pursuant to the terms of the Registration Rights Agreement, the Company is obligated to file a registration statement (the “Registration Statement”) with the SEC to cover the Registrable Securities within one hundred twenty (120) days of closing of an equity purchase. The Company must use its commercially reasonable efforts to cause the Registration Statement relating to the Registered Securities to become effective within five (5) business days after notice from the SEC that such Registration Statement may be declared effective, and keep the Registration Statement effective at all time prior to the termination of the Equity Purchase Agreement until the earliest of (i) date that is three months after the completion of the last Closing date (as defined in the Equity Purchase Agreement), (ii) the date when the investor may sell all Registered Securities under Rule 144 without volume limitations, or (iii) the date the investor no longer owns any of the Registered Securities (collectively, the “Registration Period”).

 PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and JUNE 30, 2014

(unaudited)

On July 18, 2014 the Company paid a $50,000 fee to the investor in the form of a $50,000 promissory note, non-interest bearing and due January 31, 2015 (See Note 4).

NOTE 8 – RELATED PARTY TRANSACTIONS

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of December 31, 2014 and June 30, 2014, the Company owed certain directors a total of $35,068 and $161,975 respectively, for money loaned to the Company throughout the years. The loan balance owed at December 31, 2014 was not interest bearing (See Note 11).

As of December 31, 2014 and June 30 2014, the Company owed two directors a total of $15,992 and $60,350, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 11).

NOTE 9 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia.  Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through December 31, 2014.

Product and Patent Concentration

As of December 31, 2014 the Company was undertaking preclinical activities for their lead product.  The Company was also undertaking research to uncover the mechanism of action of their lead product in order to screen new compounds for development.

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

Foreign Operations

As of December 31, 2014 and June 30, 2014, the Company's operations are based in Australia.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and JUNE 30, 2014

(unaudited)

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS and FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has 3,000,000 warrants with repricing options and $25,000 of convertible debt with variable conversion pricing outstanding at December 31, 2014.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black Scholes (“BSM”) option pricing model. The closing price of the Company’s common stock at December 31, 2014 was $0.0015. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at December 31, 2014, are indicated in the table that follows. The volatility for initial valuation was based on comparative company’s methods since the Company’s stock is very thinly traded and historical volatility at December 31, 2014, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants

	Initial Valuation September 30, 2013	December 31, 2014
Volatility	53%	271%
Expected remaining term	5	3.75
Risk-free interest rate	0.4%	1.78%
Expected dividend yield	none	none

Convertible Debt

	Initial Valuation August 6, 2014	December 31, 2014
Volatility	216%	271%
Expected remaining term	2	1.6
Risk-free interest rate	0.5%	0.6%
Expected dividend yield	none	none

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the BSM option pricing model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2014:

	Balance at	Quoted Prices	Significant
	December	in Active	Other	Significant
	31,	Markets for	Observable	Unobservable
	2014	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Embedded conversion option liability	$49,640	$—	$—	$49,640
Fair value of liability for warrant derivative instruments	$4,339	$—	$—	$4,339
Total	$53,979			$53,979

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014 and JUNE 30, 2014

(unaudited)

The following is a roll forward for the six months ended December 31, 2014 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments

Balance at June 30, 2014	$158,244
Effects of foreign currency exchange rate changes	(32,958)
Initial fair value of embedded conversion option recorded as debt discount	27,500
Initial fair value of embedded conversion option recorded as change in fair value of ECO	23,935
Change in fair value included in statements of operations	(122,742)
Balance at December 31, 2014	$53,979

NOTE 11 – SUBSEQUENT EVENTS

Subsequent to December 31, 2014, the Company received payment of the Note Receivable of $50,000 that offsets the Back-End Note that was issued on May 30, 2014. Proceeds from the Note Receivable of $7,779, $2,500 and $5,000 were paid directly to the stock transfer agent, legal fees and capital raising fees respectively resulting in net cash proceeds of $34,721 received by the Company. This Back-End Note is related to the initial convertible note that was issued on May 30, 2014 and has the same terms. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received.

On January 30, 2015, the Company entered into a Settlement and Lock-up Agreement with a lender whereby the Company will issue 10,000,000 shares of common stock as settlement of a $50,000 promissory note issued on July 18, 2014 in connection with an Equity Purchase Agreement of the same date and a $25,000 convertible promissory note issued in connection with a Settlement and Stipulation Agreement dated May 2014. The Company will value the common stock at a price of $0.0025 per share based on the last private placement purchase price per share which will result in the Company recording a gain of $50,000 as a result of this settlement.

On February 4, 2015, the Company entered into a Debt Settlement Agreement with a director whereby the Company will issue 33,259,350 shares of common stock as settlement of the balance due to director. The Company will value the common stock at a price of $0.0025 per share based on the last private placement purchase price per share which will result in the Company recording a loss of $51,528 as a result of this settlement.

On February 4, 2015, the Company entered into a Debt Settlement Agreement with a director whereby the Company will issue 17,654,470 shares of common stock as settlement of the balance due to director. The Company will value the common stock at a price of $0.0025 per share based on the last private placement purchase price per share which will result in the Company recording a loss of $27,411 as a result of this settlement.

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

Critical Accounting Estimates

Below we will provide a discussion of our more subjective accounting estimation processes for purposes of (i) explaining the methodology used in calculating the estimates, (ii) the inherent uncertainties pertaining to such estimates, and (iii) the possible effects of a significant variance in actual experience, from that of the estimate, on our financial condition.  Estimates involve the employ of numerous assumptions that, if incorrect, could create a material adverse impact on our results of operations and financial condition.

Foreign Currency Translation and Other Comprehensive Income (Loss): Our functional currency is the Australian dollar (AUD). For financial reporting purposes, the Australian dollar has been translated into United States dollars ($) and/or USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the consolidated statement of operations and other comprehensive income (loss) as other income (expense).

Accounting for Stock Based Compensation: We record stock based compensation in accordance with ASC section 718, “Stock Compensation” and Staff Accounting Bulletin (SAB) No. 107 (SAB 107) issued by the SEC in March 2005 regarding its interpretation of ASC 718.  ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We value any employee or non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

We account for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 "Equity-Based Payments to Non-Employees.

Research and Development Tax Credits: We may apply for research and development tax concessions with the Australian Taxation Office on an annual basis.  Although the amount is possible to estimate at year end, the Australian Taxation Office may reject or materially alter the claim amount. Accordingly, we don’t recognize the benefit of the claim amount until cash receipt since collectability is not certain until such time.  The tax concession is a refundable credit.  If we have net income then we can receive the credit which reduces our income tax liability.  If we have net losses then we may still receive a cash payment for the credit, however, our net operating loss carry forwards are reduced by the gross equivalent loss that would produce the credit amount when the income tax rate is applied to that gross amount.  The concession is recognized as an income tax benefit, in operations, upon receipt.

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after December 31, 2014 are not expected to have a significant effect on our consolidated financial position or results of operations.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-Q. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc Pty Ltd.

For the three months ended December 31, 2014 as compared to the three months ended December 31, 2013

Revenue

For the three months ended December 31, 2014 and 2013, we generated no revenue because we are currently undertaking research and development activities for market approval and there were no sales generated in this period.

Administration Expenses

Administration expenses increased to $244,431 for the three months ended December 31, 2014 as compared with $222,671 for the three months ended December 31, 2013.  This increase is primarily attributable to an increase in professional fees of approximately $41,000 offset by a decrease in stock based expenses of approximately $19,000 during the three months ended December 31, 2014 as compared to the three months ended December 31, 2013.

Occupancy Expenses

Occupancy expenses decreased by $216 to $2,567 for the three months ended December 31, 2014.

Research and Development

Research and development was $2,443 for the three months ended December 31, 2014 as compared with $0 for the three months ended December 31, 2013. Research and development expenditures have been minimal over the past twenty-four (24) months, including the last twelve (12) months, as we raise sufficient capital to undertake the next stage of development for our current programs. We continue to expend our efforts to continue creating value by completing our patent filings and publishing our scientific discoveries, and we are negotiating with third parties to assist with raising the capital needed to complete our planned research and development activities.

Interest Expense/Income

Interest expense increased to $100,176 for the three months ended December 31, 2014 as compared with $20,225 for the three months ended December 31, 2013. Interest expense is comprised of approximately $25,000 premium of a convertible note, $12,000 debt discount amortization, and $57,000 accretion of debt premium.

Net Income (Loss)

Net loss increased to $345,479 for the three months ended December 31, 2014 as compared with net income of $26,399 for the three months ended December 31, 2013.  The increase is primarily attributable to an increase in interest expense of approximately $80,000, an increase in foreign currency loss of approximately $154,000, a decrease in change in fair value of derivative liability of approximately $220,000 and an increase in operating expenses of approximately $24,000 offset by an increase in gain on debt settlements of approximately $71,000 and an increase in income tax benefit of approximately $34,000.

For the six months ended December 31, 2014 as compared to the six months ended December 31, 2013

Revenue

For the six months ended December 31, 2014 and 2013, we generated no revenue because we are currently undertaking research and development activities for market approval and there were no sales generated in this period.

Administration Expenses

Administration expenses decreased to $475,913 for the six months ended December 31, 2014 as compared with $528,496 for the six months ended December 31, 2013.  This decrease is primarily attributable to a decrease in stock based expenses of approximately $172,000 offset by an increase in professional fees of approximately $120,000 during the six months ended December 31, 2014 as compared to the six months ended December 31, 2013.

Occupancy Expenses

Occupancy expense decreased by $184 to $5,344 for the six months ended December 31, 2014.

Research and Development

Research and development was $6,322 for the six months ended December 31, 2014 as compared with $0 for the six months ended December 31, 2013. Research and development expenditures have been minimal over the past twenty-four (24) months, including the last twelve (12) months, as we raise sufficient capital to undertake the next stage of development for our current programs. We continue to expend our efforts to continue creating value by completing our patent filings and publishing our scientific discoveries, and we are negotiating with third parties to assist with raising the capital needed to complete our planned research and development activities.

Interest Expense/Income

Interest expense increased to $648,655 for the six months ended December 31, 2014 as compared with $22,390 for the six months ended December 31, 2013.  Interest expense is primarily comprised of $355,000 premium of the liability agreement, $25,000 premium of a convertible note, $12,000 face interest, $23,000 debt discount amortization, and $141,000 accretion of debt premium.

Net Income (Loss)

Net loss increased to $1,128,779 for the six months ended December 31, 2014 as compared with $545,112 for the six months ended December 31, 2013. The increase is primarily attributable to an increase in interest expense of approximately $626,000, an increase in foreign currency loss of approximately $177,000 and an increase in other expenses of approximately $50,000, offset by an increase in change in fair value of derivative liability of approximately $154,000, an increase in gain on debt settlements of approximately $35,000, a decrease in operating expenses of approximately $46,000 and an increase in income tax benefit of approximately $34,000.

Liquidity and Capital Resources

	For the Six months Ended December 31,
	2014	2013
Net cash used in operating activities	$(271,996)	$(101,820)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$99,000	$90,859

Net cash used in operations was $271,996 for the six months ended December 31, 2014 compared to $101,820 for the six months ended December 31, 2013. This increase was primarily attributable to an increase in net loss offset by an increase in loss on settlement.

There were no cash transactions from investing activities in the six months ended December 31, 2014 or 2013.

Net cash provided by financing activities for the six months ended December 31, 2014 were $99,000 compared to $90,859 for the six months ended December 31, 2013. During the six months ended December 31, 2014, we had proceeds from convertible promissory notes of $90,000 and proceeds from issuance of common stock for cash of $29,000 offset by loan repayments to principal stockholder of $20,000.

We have substantial capital resource requirements and have incurred significant losses since inception. As of December 31, 2014, we had $14,588 in cash.  Based upon our current business plans, we will need considerable cash investments to be successful.  Such capital requirements are in excess of what we have in available cash and what we currently have commitment for.  Therefore, we do not have enough available cash to meet our obligations over the next twelve (12) months.

Related Party Transactions

Since inception, we have conducted transactions with directors and director related entities. These transactions included the following:

As of December 31, 2014 and June 30, 2014, we owed certain directors a total of $35,068 and $161,975 respectively, for money loaned to us in prior years. Subsequent to December 31, 2014, the balance was settled as part of a Debt Settlement Agreement.

As of December 31, 2014 and June 30, 2014, we owed two directors a total of $15,992 and $60,350, respectively, related to expenses paid on our behalf related to corporate startup costs and intellectual property. Subsequent to December 31, 2014, the balance was settled as part of a Debt Settlement Agreement.

Going Concern Qualification

We have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our Independent Registered Public Accounting Firm has included a "Going Concern Qualification" in their report for the fiscal years ended June 30, 2014 and 2013.  In addition, we have negative working capital. The foregoing raises substantial doubt about our ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2014, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended December 31, 2014, the Company issued 8,161,000 shares of common stock as the second tranche of a settlement agreement.

During the three months ended December 31, 2014, pursuant to conversion notices, the Company issued 22,419,485 shares of common stock.

During the three months ended December 31, 2014, the Company entered into private placement securities purchase agreements with accredited investors pursuant to which the Company agreed to issue up to 13,400,000 shares of its common stock at an average price of $0.0022 per share for an aggregate purchase price of $29,000 in gross proceeds. As of December 31, 2014, the Company issued 8,700,000 shares of common stock.

During the three months ended December 31, 2014, the Company issued 4,000,000 shares of common stock for consulting services.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Promissory Note issued to Southridge Partners II, L.P. (“Southridge”) dated July 17, 2014, incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K filed on October 14, 2014.
10.1	Settlement Agreement and Stipulation between the Company and Tarpon dated July 18, 2014, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 23, 2014.
10.2	Order Granting Approval of Settlement Agreement and Stipulation between the Company and Tarpon dated September 9, 2014, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on September 23, 2014.
10.3	Form of Equity Purchase Agreement between the Company and Southridge, incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on September 23, 2014.
10.4	Form of Registration Rights Agreement between Company and Southridge, incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on September 23, 2014.
10.5	Debt Settlement Agreement between the Company and James Nathanielsz dated February 4, 2015
10.6	Debt Settlement Agreement between the Company and Julian Kenyoon dated February 4, 2015

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC HEALTH GROUP CORPORATION

Date: February 17, 2015	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer and Chief Financial Officer

