Form 10-Q
period 2015-03-31
Propanc Health Group Corp
filed 2015-05-15
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 334,915,794 shares of common stock as of May 15, 2015.

PROPANC HEALTH GROUP CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

MARCH 31, 2015

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Propanc Health Group Corporation (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

 PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	June 30, 2014
	(unaudited)

ASSETS

CURRENT ASSETS:
Cash	$168,348	$87,799
GST tax receivable	6,332	946
Prepaid expenses and other current assets	134,136	25,000

TOTAL CURRENT ASSETS	308,816	113,745

Property and equipment, net	808	-

TOTAL ASSETS	$309,624	$113,745

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$291,028	$332,564
Accounts payable - related party	-	17,440
Accrued expenses and other payables	373,503	422,326
Convertible notes, net	1,138,184	272,424
Loans and notes payable	27,680	33,909
Embedded conversion option liability	101,384	-
Warrant derivative liability	44,966	158,244
Due to directors - related parties	35,264	60,350
Loans from directors and officer - related parties	79,769	161,975
Employee benefit liability	68,817	62,827

TOTAL CURRENT LIABILITIES	2,160,595	1,522,059

Commitments and Contingencies (See Note 7)

STOCKHOLDERS' DEFICIT:
Preferred stock, $0.01 par value; 10,000,000 shares authorized; 500,000 and 0 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	5,000	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 332,780,344 and 72,684,767 shares issued and outstanding as of March 31, 2015 and June 30, 2014, respectively	332,781	72,685
Additional paid-in capital	16,903,399	16,374,781
Accumulated other comprehensive loss	46,933	(302,863)
Accumulated deficit	(19,139,084)	(17,552,917)

TOTAL STOCKHOLDERS' DEFICIT	(1,850,971)	(1,408,314)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$309,624	$113,745

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2015	2014	2015	2014

REVENUE
Royalty revenue - related party	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	504,724	101,626	980,637	630,121
Occupancy expenses	2,366	2,689	7,710	8,217
Research and development	9,475	-	15,797	-
TOTAL OPERATING EXPENSES	516,565	104,315	1,004,144	638,338

LOSS FROM OPERATIONS	(516,565)	(104,315)	(1,004,144)	(638,338)

OTHER INCOME (EXPENSE)
Interest expense	(199,287)	(19,901)	(847,942)	(42,291)
Interest income	13	-	16	-
Other expense	-	-	(50,002)	-
Change in fair value of derivative liability	(42,802)	58,650	79,940	27,016
Gain on debt settlements, net	331,457	-	366,341	-
Foreign currency transaction loss	(27,066)	(1,299)	(209,678)	(6,373)
TOTAL OTHER INCOME (EXPENSE)	62,315	37,450	(661,325)	(21,648)

LOSS BEFORE INCOME TAXES	(454,250)	(66,865)	(1,665,469)	(659,986)

INCOME TAX BENEFIT	-	-	79,302	48,009

NET INCOME (LOSS)	(454,250)	(66,865)	(1,586,167)	(611,977)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	131,659	(47,909)	349,796	(32,741)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$(322,591)	$(114,774)	$(1,236,371)	$(644,718)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	201,772,426	72,684,768	124,223,579	72,234,522

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

 (UNAUDITED)

	Nine Months Ended March 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,586,167)	$(611,977)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance of common stock for services and voluntary ratchet	199,727	237,833
Issuance of preferred stock for services	1,067	-
Gain on settlement	(366,341)	-
Settlement fees paid in the form of debt	150,000	-
Amortization of prepaid shares issued for services	-	6,667
Foreign currency transaction loss	77,661	-
Depreciation expense	18	538
Amortization of debt discount	167,535	30,434
Change in fair value of derivative liability	(79,940)	(27,016)
Accretion of put premium	598,103	-
Changes in Assets and Liabilities:
GST receivable	(5,560)	-
Prepaid expenses and other assets	20,644	1,224
Accounts payable	5,322	83,789
Employee benefit liability	17,531	8,725
Accrued expenses	87,818	122,728
Accrued interest	15,041	9,388
NET CASH USED IN OPERATING ACTIVITIES	(697,541)	(137,667)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(918)	-
NET CASH USED IN INVESTING ACTIVITIES	(918)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(5)
Related party expenses paid on behalf of company	-	67,760
Loan repayments to principal stockholder	(20,000)	(45,511)
Proceeds from convertible promissory notes	675,500	103,959
Proceeds from issuance of common stock for cash	29,000	-
Loan proceeds	-	10,542
NET CASH PROVIDED BY FINANCING ACTIVITIES	684,500	136,745

Effect of exchange rate changes on cash	94,508	962

NET INCREASE IN CASH	80,549	40

CASH AT BEGINNING OF PERIOD	87,799	-
CASH AT END OF PERIOD	$168,348	$40

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Common stock issued for settlement of debt	$152,285	$-
Prepaid common stock issued for services	$134,373	$6,667
Reduction of put premium related to conversions of convertible note	$37,032	$-
Conversion of accrued expenses to common stock	$-	$27,500
Conversion of convertible notes and accrued interest to common stock	$206,940	$-
Discounts related to warrants issued with convertible debenture	$-	$133,095
Discounts related to lender costs	$48,500	$-
Conversion of loan payable to common stock	$-	$27,963
Conversion of loan payable to common stock	$66,389	$-

The accompanying unaudited notes are an integral part of these unaudited consolidated financial statements

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and JUNE 30, 2014

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

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months and nine months ended March 31, 2015 and 2014 and cash flows for the nine months ended March 31, 2015 and 2014 and our financial position as of March 31, 2015 have been made.  The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and JUNE 30, 2014

(unaudited)

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the nine months ended March 31, 2015 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2014	$(302,863)
Other comprehensive income before reclassification	349,796
Ending balance, March 31, 2015	$46,933

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets.  There were no cash equivalents as of March 31, 2015 or June 30, 2014.

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and JUNE 30, 2014

(unaudited)

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

As of March 31, 2015 and June 30, 2014 the Company was owed $6,332 and $946 from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

MARCH 31, 2015 and JUNE 30, 2014

(unaudited)

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, research and development costs are expensed when incurred.  Total research and development costs for the nine months ended March 31, 2015 and 2014 were $15,797 and $0, respectively.

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

During the nine months ended March 31, 2015 and 2014, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $79,302 and $48,009 respectively, which is reflected as an income tax benefit in the accompanying unaudited consolidated statements of operations and other comprehensive income (loss).

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive.   As a result, the basic and diluted per share amounts for all periods presented are identical. For the three months and nine months ended March 31 2015, there were 3,000,000 warrants outstanding and 17 convertible notes payable that are convertible into 339,370,525 common shares which are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after March 31, 2015 are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations. The Company implemented the following at March 31, 2015:

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and JUNE 30, 2014

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern.  For the nine months ended March 31, 2015, the Company had no revenues and had a net loss of $1,586,167 and net cash used in operations of $697,541.  Additionally, as of March 31, 2015, the Company had a working capital deficit, stockholders' deficit and accumulated deficit of $1,851,779, $1,850,971, and $19,139,084 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

NOTE 3 – DUE TO DIRECTORS - RELATED PARTIES

Due to directors - related parties represents unsecured advances made by the directors for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand.  The Company is currently not being charged interest under these advances. The total amount owed these directors at March 31, 2015 and June 30, 2014 is $35,264 and $60,350 respectively. As part of the settlement and stipulation agreement noted in Note 7, the Company reduced this liability by approximately $44,000. On January 30, 2015, as part of the Settlement and Lock-up Agreement, the above agreement was terminated and the Company increased this liability by approximately $44,000. On February 4, 2015, the Company entered into a Debt Settlement Agreement with some of these directors whereby the Company issued shares of common stock as settlement of approximately $14,000 of the balance due to these directors (See Note 4).

NOTE 4 – LOANS AND NOTES PAYABLE

Loans from Directors - Related Parties

Loans from Directors and an Officer at March 31, 2015 and June 30, 2014 were $79,769 and $161,975, respectively. The loans beared no interest and were all past their due date and in default. As part of the settlement and stipulation agreement noted in Note 7, the Company reduced this liability by approximately $127,000. On January 30, 2015, as part of the Settlement and Lock-up Agreement, the above agreement was terminated and the Company increased this liability by approximately $109,000. On February 4, 2015, the Company entered into a Debt Settlement Agreement with some of these directors whereby the Company issued 33,259,350 and 17,654,470 shares of common stock as settlement of approximately $27,000 of the balance due to these directors and $14,000 of debt as discussed in Note 3. The Company valued the common stock at a price of $0.0025 per share based on the last private placement purchase price per share for a total value of $127,284 which resulted in the Company recording a loss of $86,455 as a result of these settlements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and JUNE 30, 2014

(unaudited)

Other Loans from Unrelated Parties

In July 2014, the loans and notes payable balance of $33,909 as of June 30, 2014 was removed as part of the settlement and stipulation agreement and consolidated into one loan (See Note 7). On January 30, 2015, as part of the Settlement and Lock-up Agreement, the above agreement was terminated and the Company reclassified the remaining other loans from unrelated parties balance. As of March 31, 2015, the other loans from unrelated parties balance was $27,680.

Debt Settlement to be Paid in Stock, Net of Premium

In July 2014, the Company consolidated outstanding debt and other liabilities as part of a settlement agreement (See Note 7) and was indebted to one unrelated party for approximately $1,033,000 which includes a $50,000 note payable issued as a fee to the lender, a $355,000 premium and $628,000 of principal. On September 11, 2014 and on November 4, 2014, the Company issued 7,426,000 and 8,161,000 shares of common stock as a settlement of a portion of that debt for a total value of $81,396 (See Note 6). On January 30, 2015, as part of the Settlement and Lock-up Agreement with the lender, the above agreement was terminated and the Company reclassified remaining principal outstanding debt and other liabilities of approximately $575,000. In addition, since this agreement was terminated the Company wrote off the remaining premium of approximately $310,000 to gain on debt settlement and the $50,000 note payable issued as a fee and $17,000 premium as a gain on debt settlement.

Notes Payable

On July 18, 2014, the Company paid a $50,000 fee to the investor (See Note 7) in the form of a $50,000 promissory note, non-interest bearing and due January 31, 2015. On January 30, 2015, the Company entered into a Settlement and Lock-up Agreement with a lender whereby the Company issued 10,000,000 shares of common stock as settlement of the $50,000 promissory note issued on July 18, 2014 in connection with an Equity Purchase Agreement of the same date and a $25,000 convertible promissory note issued in connection with a Settlement and Stipulation Agreement dated May 2014 and accrued interest of $1,466. The Company valued the common stock at a price of $0.0025 per share based on the last private placement purchase price per share for a total value of $25,000 which resulted in the Company recording a gain of $51,466 as a result of this settlement.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes at March 31, 2015 were as follows:

Convertible notes and debenture	$849,000
Unamortized discounts	(122,727)
Accrued interest	7,716
Premium, net	404,195
Convertible notes, net	$1,138,184

On September 30, 2013 the Company’s subsidiary issued a Debenture for $139,680 (AUD $150,000) plus warrants for 3,000,000 common shares of the Company. The Company agreed to pay 12% interest on the principal amount and the maturity date is December 31, 2015.  This debenture rolls into it $27,963 of loans outstanding at June 30, 2013, an August 2013 note of $63,196 along with September advances of $46,446 and accrued interest.  The debenture is convertible only at the Company’s option into common stock at $0.075 AUD per share and is convertible at that same rate by the lender only upon default by the Company, as defined in the debenture.  The warrants were determined to be derivative instruments due to the variable exercise price of the warrants which is initially $0.0698 and subject to adjustment if the Company issues shares at a price below the initial exercise price.  Accordingly, the fair value of the warrants was determined using a Black-Scholes option pricing model with a stock price of $0.20, exercise price of $0.075 AUD, volatility of 53% based on the comparative companies method since the Company’s stock is very thinly traded, an expected term of 27 months based on the debenture term and a risk free rate of 0.4%.  The approximate initial $400,000 value of the warrants was recorded as a derivative liability in the accompanying consolidated balance sheet, along with a debt discount of approximately $140,000 and change in warrant derivative liability of approximately $260,000 as an expense for the three months ended September 30, 2013. (See Note 10 for current period re-measurement) On July 2, 2014, this $139,680 convertible debenture and accrued interest of $15,118 was converted, using the contractual conversion rate of $0.0709 or $0.075 AUD, into 2,183,333 shares of the Company’s common stock (See Note 6).

On May 8, 2014, the Company issued a 10% convertible promissory note for $25,000 as a prepaid fee for services to be provided under a settlement and stipulation agreement as discussed in Note 7. The note and all accrued interest was due on November 8, 2014 and was in default. The note is convertible immediately at 50% of the lowest closing bid price in the 30 trading days prior to conversion. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $25,000 put premium which was fully expensed during the nine months ended March 31, 2015. On January 30, 2015, this note principal of $25,000 and accrued interest of $1,466 was settled as part of a Settlement and Lock-Up Agreement (See Note 4).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and JUNE 30, 2014

(unaudited)

On May 29, 2014, the Company issued a convertible note payable for $75,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is May 29, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $61,364 put premium over 180 days from the execution of the convertible note. During the nine months ended March 31, 2015, the Company has accreted the remaining $50,455 of the put premium resulting in the put premium being fully expensed. During the nine months ended March 31, 2015, the Company converted $14,547 of principal and accrued interest of $218 into shares of the Company’s common stock (See Note 6). Additionally, $61,364 of the put premium was expensed as interest expense and the remaining $60,453 of principal and $4,352 of accrued interest was assigned to a third party.

On May 29, 2014, the Company issued a second convertible note payable for $75,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is May 29, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $61,364 put premium over 180 days from the execution of the convertible note. During the nine months ended March 31, 2015, the Company has accreted the remaining $50,455 of the put premium resulting in the put premium being fully expensed. During the nine months ended March 31, 2015, the Company converted $11,755 of principal and accrued interest of $553 into shares of the Company’s common stock (See Note 6). Additionally, $61,364 of the put premium was expensed as interest expense and the remaining $63,245 of principal and $3,313 of accrued interest was assigned to a third party.

On May 30, 2014, the Company issued a third convertible note payable for $50,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is May 30, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $40,909 put premium over 180 days from the execution of the convertible note. During the nine months ended March 31, 2015, the Company has accreted the remaining $33,864 of the put premium resulting in the put premium being fully expensed. During the nine months ended March 31, 2015, the Company converted $50,000 of principal and accrued interest of $3,346 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $40,909 reduction of the put premium. As of March 31, 2015, this note was fully converted.

In addition to each of the above initial convertible promissory notes (“initial convertible notes”), the Company issued to each lender another convertible promissory note for the same amounts of $75,000, $75,000 and $50,000 termed "Back-End Notes". These notes have the same terms as the initial convertible notes. Each Back-End Note shall initially be paid for by an offsetting promissory note issued to the Company by the lender ("Note Receivable") provided that prior to the conversion of the Back-End Notes, the holders must have paid off the Notes Receivable in cash. The Notes Receivable were due on January 30, 2015, unless the Company does not meet the “current public information” requirement pursuant to Rule 144, in which case both the Back-End Notes and the Notes Receivable may both be cancelled. The Notes Receivable are initially secured by the pledge of the Back-End Notes, but may be exchanged for other collateral with an appraised value of at least $50,000, upon Company’s approval following a three (3) day written notice to the Company. The term of the Notes Receivable and the Back-End Notes are one year, upon which the outstanding principal and interest is payable. The amounts funded plus accrued interest under Back-End Notes are convertible into common stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Back-End Notes), at a conversion price equal to 55% of the lowest trading bid price in the ten (10) trading days prior to the conversion. The $50,000 Back-End Note was issued as noted below.

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and JUNE 30, 2014

(unaudited)

On August 6, 2014 (execution date), the Company executed a convertible promissory note in the principal sum of $250,000, with an original issue discount (“OID”) of $25,000. The consideration to be paid to the Lender shall be equal to the consideration actually paid by the Lender plus prorated interest and any other fees that the Company shall be required to pay. The original issue discount shall also be prorated based on the actual consideration received to equal approximately 10% of the consideration received. If the Company repays a consideration payment on or before the first 90 days from the effective date of that payment, the interest rate on that payment of consideration will be 0%. If the Company does not repay a payment on or before the 90 days, the Company will incur a one-time interest charge of 12% on the principal amount of the loan. Upon execution of the note, the note holder made an initial payment of $25,000 (net of a $2,500 OID) to the Company of the total consideration. The maturity date is two years from the date of each payment to the Company, and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The note is convertible, at the option of the investor, to common stock of the Company at any time after the effective date at the lesser of $0.09 or 60% of the lowest trade price in the 25 trading days prior to the conversion. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). As of March 31, 2015, the Company didn’t repay the consideration and therefore incurred a 12% interest charge. Accrued interest as of March 31, 2015 was $1,311 and no further funding has been received under the $250,000 note.

On November 17, 2014, the Company issued a convertible promissory note for $43,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is August 20, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 58% of the average lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $31,138 put premium over 180 days from the execution of the convertible note. Through March 31, 2015, the Company has accreted $23,180 of the put premium. Accrued interest as of March 31, 2015 was $1,272.

On December 10, 2014, the Company issued a convertible promissory note for $28,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is September 12, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 58% of the average lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $20,276 put premium over 180 days from the execution of the convertible note. Through March 31, 2015, the Company has accreted $12,616 of the put premium. Accrued interest as of March 31, 2015 was $687.

On January 26, 2015, the Company issued a convertible promissory note for $28,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is October 28, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 58% of the average lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $20,276 put premium over 180 days from the execution of the convertible note. Through March 31, 2015, the Company has accreted $7,322 of the put premium. Accrued interest as of March 31, 2015 was $399.

On January 27, 2015, the Company received payment of the Note Receivable of $50,000 that offsets the Back-End Note that was issued on May 30, 2014. Proceeds from the Note Receivable of $7,779, $2,500 and $5,000 were paid directly to the stock transfer agent, legal fees and capital raising fees respectively resulting in net cash proceeds of $34,721 received by the Company. This Back-End Note is related to the initial convertible note that was issued on May 30, 2014 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $40,909 put premium over 180 days from the execution of the convertible note. During the nine months ended March 31, 2015, the Company has accreted $40,909 of the put premium resulting in the put premium being fully expensed. During the nine months ended March 31, 2015, the Company converted $50,000 of principal and accrued interest of $609 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $40,909 reduction of the put premium. As of March 31, 2015, this note was fully converted.

On February 10, 2015, the Company issued a convertible note payable for $45,000 with an OID of $7,500. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is February 10, 2016. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days prior to the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. Through March 31, 2015, the Company has accreted $8,795 of the put premium. Accrued interest as of March 31, 2015 was $493.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and JUNE 30, 2014

(unaudited)

On February 17, 2015, the Company issued a second convertible note payable for $45,000 with an OID of $7,500. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is February 17, 2016. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days prior to the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. Through March 31, 2015, the Company has accreted $8,795 of the put premium. Accrued interest as of March 31, 2015 was $424.

On March 12, 2015, the Company issued a third convertible note payable for $170,500 with an OID of $13,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is March 12, 2016. The note is convertible at the option of the holder at any time at a rate of 55% of the Company’s common stock for the average of the lowest three trading prices in the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $139,500 put premium. Accrued interest as of March 31, 2015 was $747.

On March 20, 2015, the Company issued a fourth convertible note payable for $150,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is March 20, 2016. The note is convertible at the option of the holder at any time at a rate of 55% of the lowest trading bid price of the Company’s common stock for the average of the lowest three trading priced in the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is recording a $122,727 put premium. Accrued interest as of March 31, 2015 was $395.

In addition to each of the above initial convertible promissory notes (“initial convertible notes”), the Company issued to each lender another convertible promissory note for the same amounts of $45,000, $45,000, $170,500 and $150,000 termed "Back-End Notes". These notes have the same terms as the initial convertible notes. Each Back-End Note shall initially be paid for by an offsetting promissory note issued to the Company by the lender ("Note Receivable") provided that prior to the conversion of the Back-End Notes, the holders must have paid off the Notes Receivable in cash. Each Note Receivable is due eight months from issuance of each initial convertible note, unless the Company does not meet the “current public information” requirement pursuant to Rule 144, in which case both the Back-End Notes and the Notes Receivable may both be cancelled. Each Note Receivable is initially secured by the pledge of the Back-End Notes, but may be exchanged for other collateral with an appraised value of at least the principal amount of the note less the OID, upon Company’s approval following a three (3) day written notice to the Company. The term of the Notes Receivable and the Back-End Notes are one year, upon which the outstanding principal and interest is payable. The amounts funded plus accrued interest under Back-End Notes are convertible into common stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Back-End Notes), at a conversion price equal to 55% of the lowest trading bid price in the ten (10) trading days prior to the conversion.

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

In the event of two specific defaults, which include the maintenance of a minimum trading price and an aggregate dollar trading volume of the Company's common shares, the holders may cancel the Back-End Notes and the related Notes Receivable and otherwise in the event of other defaults as defined in the securities purchase agreement, the amount of principal and accrued interest will become immediately due and payable and may be offset by amounts due to the Company by the holders. Additionally, the Back-End Notes will bear default interest at a rate of 24% per annum, or the highest rate of interest permitted by law.

Since the Back-End Notes are not convertible until the Notes Receivable are paid and also not for 180 days from the note dates, and the Notes Receivable and Back-End Notes have a right of setoff, the Notes Receivable and Back-End Notes and related accrued interest receivable and payable have been netted for presentation purposes on the accompanying consolidated balance sheet.

On February 20, 2015, the Company issued a convertible promissory note for $58,000. The Company agreed to pay 12% interest per annum on the principal amount and the maturity date is July 27, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 50% of the average lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $58,000 put premium over 180 days from the execution of the convertible note. Through March 31, 2015, the Company has accreted $12,889 of the put premium. Accrued interest as of March 31, 2015 was $763.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and JUNE 30, 2014

(unaudited)

On March 12, 2015, the Company issued a convertible promissory note for $104,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is December 16, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 58% of the average lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $75,310 put premium over 180 days from the execution of the convertible note. Through March 31, 2015, the Company has accreted $8,368 of the put premium. Accrued interest as of March 31, 2015 was $456.

On February 15, 2015, in connection with a six-month consulting agreement, the Company issued a convertible promissory note for $90,000 as compensation for services to be rendered. The Company agreed to pay 5% interest per annum on the principal amount and the maturity date is August 15, 2015. The note is convertible at the option of the holder at any time after issuance of note at a rate of 60% of the lowest trading price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company fully expensed a $60,000 put premium. Accrued interest as of March 31, 2015 was $555.

On March 12, 2015, in connection with a two-year consulting agreement, the Company issued a convertible promissory note for $60,000 as compensation for services to be rendered. The Company agreed to pay 10% interest per annum on the principal amount and the maturity date is March 11, 2017. The note is convertible, at the option of the holder, at any time after the effective date at the lesser of $0.0175 or 75% of the volume weighted average of the lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). Accrued interest as of March 31, 2015 was $329.

The Company recorded $166,500 of debt discounts for fees paid to lenders related to the above note issuances. The debt discounts are being amortized over the term of the debt. Amortization of the debt discounts through March 31, 2015 was $43,773.

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

On May 9, 2014, the Company entered into an agreement with a consultant to provide services over a twelve month period in exchange for 1,000,000 shares of common stock. The Company valued the 1,000,000 shares based on the market price on the agreement date of $0.10 and will recognize $100,000 of consulting expense through the term of the agreement. On August 7, 2014 the Company issued the first 500,000 shares of this agreement. The Company has recorded $89,315 of consulting expense as of March 31, 2015 related to this agreement.

On July 2, 2014, a $139,680 convertible note was converted into shares of common stock pursuant to a conversion notice. $154,798 of principal and interest was converted at $0.0709 into 2,183,333 shares (See Note 5).

On September 11, 2014, the Company issued 7,426,000 shares of common stock as the first tranche of a settlement agreement. (See Note 7).

On October 17, 2014, the Company entered into an agreement with a consultant to provide services over a six month period. The Company agreed to issue the consultant 4,000,000, 3,000,000 and 3,000,000 shares of common stock in the first, third and fifth months respectively. The Company valued the 10,000,000 shares based on the market price on the agreement date of $0.008 and is recognizing $80,000 of consulting expense through the term of the agreement. On December 4, 2014, the Company issued the first 4,000,000 shares of this agreement. The Company has recorded $72,967 of consulting expense as of March 31, 2015 related to this agreement.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and JUNE 30, 2014

(unaudited)

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

On December 24, 2014, pursuant to a conversion notice, $3,762 of principal was converted at $0.0007 into 5,700,000 shares of common stock (See Note 5).

On December 26, 2014, pursuant to a conversion notice, $4,044 of principal and interest was converted at $0.0007 into 5,655,958 shares of common stock (See Note 5).

On February 2, 2015, pursuant to a conversion notice, $3,446 of principal and interest was converted at $0.0006 into 6,265,964 shares of common stock (See Note 5).

On February 4, 2015, pursuant to debt settlement agreements with two directors (Note 4), the Company issued 17,654,470 and 33,259,350 shares of common stock valued at $0.0025 per share or $44,136 and $83,148, respectively.

On February 9, 2015, pursuant to a conversion notice, $21,100 of principal and interest was converted at $0.0035 into 6,089,544 shares of common stock (See Note 5).

On February 17, 2015, pursuant to a conversion notice, $3,266 of principal and interest was converted at $0.0006 into 5,937,563 shares of common stock (See Note 5).

On February 17, 2015, pursuant to a conversion notice, $15,323 of principal and interest was converted at $0.0035 into 4,422,257 shares of common stock (See Note 5).

On March 6, 2015, pursuant to a conversion notice, $3,410 of principal was converted at $0.0006 into 6,200,000 shares of common stock (See Note 5).

On March 6, 2015, pursuant to a conversion notice, $6,443 of principal and interest was converted at $0.0015 into shares 4,338,384 of common stock (See Note 5).

On March 6, 2015, pursuant to a conversion notice, $1,011 of principal and interest was converted at $0.0015 into 680,485 shares of common stock (See Note 5).

On March 11, 2015, pursuant to a conversion notice, $14,675 of principal and interest was converted at $0.0015 into 9,882,013 shares of common stock (See Note 5).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and JUNE 30, 2014

(unaudited)

On March 11, 2015, pursuant to a conversion notice, $10,121 of principal and interest was converted at $0.0015 into 6,815,185 shares of common stock (See Note 5).

On March 12, 2015, pursuant to a conversion notice, $1,001 of principal and interest was converted at $0.0015 into 674,141 shares of common stock (See Note 5).

On March 12, 2015, pursuant to a conversion notice, $14,678 of principal and interest was converted at $0.0015 into 9,884,155 shares of common stock (See Note 5).

On March 12, 2015, pursuant to a conversion notice, $10,125 of principal and interest was converted at $0.0016 into 6,347,918 shares of common stock (See Note 5).

On March 16, 2015, pursuant to a conversion notice, $15,534 of principal and interest was converted at $0.0017 into 9,110,833 shares of common stock (See Note 5).

On March 17, 2015, pursuant to a conversion notice, $1,061 of principal and interest was converted at $0.0017 into 622,504 shares of common stock (See Note 5).

On March 17, 2015, pursuant to a conversion notice, $20,048 of principal and interest was converted at $0.0019 into 10,414,660 shares of common stock (See Note 5).

On March 18, 2015, pursuant to a conversion notice, $20,053 of principal and interest was converted at $0.0020 into 10,127,576 shares of common stock (See Note 5).

On March 19, 2015, pursuant to a conversion notice, $8,260 of principal and interest was converted at $0.0020 into 4,171,808 shares of common stock (See Note 5).

On March 20, 2015, pursuant to a conversion notice, $23,762 of principal and interest was converted at $0.0020 into 12,001,242 shares of common stock (See Note 5).

On March 23, 2015, pursuant to a conversion notice, $42,383 of principal and interest was converted at $0.0020 into 21,405,707 shares of common stock (See Note 5).

During the three months ended March 31, 2015, pursuant to the January 30, 2015 Settlement and Lock-up Agreement (Note 7), the Company issued 10,000,000 shares of common stock at a rate of $0.0025 per share or $25,000.

Warrants:

As of March 31, 2015, there were 3,000,000 warrants outstanding and exercisable with expiration dates commencing September 2018. (See Note 5).

NOTE 7 – COMMITMENTS AND CONTINGIENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  As of March 31, 2015, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

Operating Agreements

In November 2009, the Company entered into a commercialization agreement whereby the Company agreed to pay royalties of 2% of net revenues.  Additionally, the Company agreed to pay 5% of each and every license agreement subscribed for.  The contract is cancellable at any time by either party.  To date, no amounts are owed under the agreement.

Operating Leases

In July 2013, the Company moved to new premises. No formal agreement has been entered regarding leasing of the new office space and no amounts have been paid, but an accrued liability at March 31, 2015 of $21,000 has been recognized in anticipation of a month to month agreement retroactive to July 1, 2013 at approximately $1,000 per month.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and JUNE 30, 2014

(unaudited)

Rent expense for the nine months ended March 31, 2015 and 2014 were $7,710 and $8,217 respectively.

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

Under the above agreements, in May 2014 the Company also paid an expense fee of $25,000 in the form of a convertible promissory note. (See Note 5)

The purchaser entered into agreements through July 2014 with the Creditors to acquire $627,998 in liabilities of the Company and filed a complaint with the Second Judicial Circuit Court in Leon County, Florida seeking a judgment against the Company for such amount. A court order based on this complaint was issued on September 9, 2014, (the "court order date") resulting in the transfer of $627,998 in liabilities of the Company to the purchaser. In addition, upon entry of the order, the Company became obligated to issue the purchaser a fee of $50,000 worth of common stock priced at 75% of the average closing bid prices for the 10 days immediately preceding the date of the order. As a result of the purchased liabilities and purchaser fee, the Company became obligated to issue to the purchaser approximately $1,033,000 worth of common stock. These liabilities meet the criteria of stock settled debt under ASC 480 resulting in the recording of a liability premium of approximately $405,000 with a charge to interest expense on the court order date.

During the nine months ended March 31, 2015, the Company issued a total of 15,587,000 shares of common stock to the purchaser. As of March 31, 2015, the purchaser has sold all 15,587,000 shares of common stock which after fees, reduced the liability owed to the purchaser by $52,907. On January 30, 2015, as part of the Settlement and Lock-up agreement with the purchaser, this agreement was terminated and the Company reclassified the remaining principal outstanding debts and other liabilities of approximately $575,000. In addition, since this agreement was terminated, the Company wrote off the remaining premium of $310,000 and the fee of approximately $67,000 as a gain on debt settlement.

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

On July 18, 2014 the Company paid a $50,000 fee to the investor in the form of a $50,000 promissory note, non-interest bearing and due January 31, 2015. On January 30, 2015, the Company entered into a Settlement and Lock-up Agreement with the investor whereby the Company issued 10,000,000 shares of common stock as settlement of the $50,000 promissory note and a $25,000 convertible promissory note issued in connection with a Settlement and Stipulation Agreement dated May 2014 and accrued interest of $1,466. The Company valued the common stock at a price of $0.0025 per share based on the last private placement purchase price per share for a total value of $25,000 which resulted in the Company recording a gain of $51,466 as a result of this settlement. (See Notes 4 and 6).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and JUNE 30, 2014

(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of March 31, 2015 and June 30, 2014, the Company owed certain directors a total of $79,769 and $161,975 respectively, for money loaned to the Company throughout the years. The loan balance owed at March 31, 2015 was not interest bearing (See Note 4).

As of March 31, 2015 and June 30 2014, the Company owed two directors a total of $35,264 and $60,350, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 4).

On February 4, 2015, the Company entered into a Debt Settlement Agreement with some of these directors whereby the Company issued 33,259,350 and 17,654,470 shares of common stock as settlement of approximately $41,000 of the balance due to these directors. The Company valued the common stock at a price of $0.0025 per share based on the last private placement purchase price per share for a total value of $127,284 which resulted in the Company recording a loss of $86,455 as a result of these settlements.

NOTE 9 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia.  Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through March 31, 2015.

Product and Patent Concentration

As of March 31, 2015 the Company was undertaking preclinical activities for their lead product.  The Company was also undertaking research to uncover the mechanism of action of their lead product in order to screen new compounds for development.

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

Foreign Operations

As of March 31, 2015 and June 30, 2014, the Company's operations are based in Australia.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS and FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has 3,000,000 warrants with repricing options and $85,000 of convertible debt with variable conversion pricing outstanding at March 31, 2015.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015 and JUNE 30, 2014

(unaudited)

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black Scholes (“BSM”) option pricing model. The closing price of the Company’s common stock at March 31, 2015 was $0.015. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at March 31, 2015, are indicated in the table that follows. The volatility for initial valuation was based on comparative company’s methods since the Company’s stock is very thinly traded and historical volatility at March 31, 2015, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants

	Initial Valuation September 30, 2013	March 31, 2015
Volatility	53%	380%
Expected remaining term	5	3.5
Risk-free interest rate	0.4%	1.37%
Expected dividend yield	None	None

Convertible Debt

	Initial Valuations	March 31, 2015
Volatility	216 - 377%	271 - 380%
Expected remaining term	2	1.35 - 1.95
Risk-free interest rate	0.5 - 0.7%	0.56%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the BSM option pricing model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2015:

	Balance at	Quoted Prices	Significant
	March	in Active	Other	Significant
	31,	Markets for	Observable	Unobservable
	2015	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Embedded conversion option liability	$101,384	$—	$—	$101,384
Fair value of liability for warrant derivative instruments	$44,966	$—	$—	$44,966
Total	$146,350			$146,350

The following is a roll forward for the nine months ended March 31, 2015 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments

Balance at June 30, 2014	$158,244
Effects of foreign currency exchange rate changes	(19,454)
Initial fair value of embedded conversion option derivative liability recorded as debt discount	87,500
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of ECO	985,399
Change in fair value included in statements of operations	(1,065,339)
Balance at March 31, 2015	$146,350

NOTE 11 – SUBSEQUENT EVENTS

On April 14, 2015, pursuant to a conversion notice, $4,271 of principal and interest was converted at $0.0020 into 2,135,450 shares of common stock (See Note 5).

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

We account for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 "Equity-Based Payments to Non-Employees”.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after March 31, 2015 are not expected to have a significant effect on our consolidated financial position or results of operations.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-Q. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc Pty Ltd.

For the three months ended March 31, 2015 as compared to the three months ended March 31, 2014

Revenue

For the three months ended March 31, 2015 and 2014, we generated no revenue because we are currently undertaking research and development activities for market approval and there were no sales generated in this period.

Administration Expenses

Administration expenses increased to $504,724 for the three months ended March 31, 2015 as compared with $101,626 for the three months ended March 31, 2014.  This increase is primarily attributable to an increase in professional fees of approximately $394,000 related to legal, accounting, capital raising and investor relations expenses during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.

Occupancy Expenses

Occupancy expenses decreased by $323 to $2,366 for the three months ended March 31, 2015.

Research and Development

Research and development was $9,475 for the three months ended March 31, 2015 as compared with $0 for the three months ended March 31, 2014. Research and development expenditures have been minimal over the past twenty-four (24) months, including the last twelve (12) months, as we raise sufficient capital to undertake the next stage of development for our current programs. We continue to expend our efforts to continue creating value by completing our patent filings and publishing our scientific discoveries, and we are negotiating with third parties to assist with raising the capital needed to complete our planned research and development activities.

Interest Expense/Income

Interest expense increased to $199,287 for the three months ended March 31, 2015 as compared with interest expense of $19,901 for the three months ended March 31, 2014. Interest expense is primarily comprised of approximately $60,000 premium of a convertible note, $20,000 debt discount amortization, and $113,000 accretion of debt premium.

Net Income (Loss)

Net loss increased to $454,250 for the three months ended March 31, 2015 as compared with net loss of $66,865 for the three months ended March 31, 2014.  The increase is primarily attributable to an increase in operating expenses of approximately $412,000, an increase in interest expense of approximately $179,000, an increase in a loss in fair value of derivative liability of $101,000 and an increase in foreign currency loss of approximately $26,000 offset by an increase in gain on debt settlement of approximately $331,000.

For the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014

Revenue

For the nine months ended March 31, 2015 and 2014, we generated no revenue because we are currently undertaking research and development activities for market approval and there were no sales generated in this period.

Administration Expenses

Administration expenses increased to $980,637 for the nine months ended March 31, 2015 as compared with $630,121 for the nine months ended March 31, 2014.  This increase is primarily attributable to an increase in stock based expenses of approximately $100,000 and an increase in capital raising expenses of $126,000 and an increase in professional fees of approximately $125,000 during the nine months ended March 31, 2015 as compared to the nine months ended March 31, 2014.

Occupancy Expenses

Occupancy expense decreased by $507 to $7,710 for the nine months ended March 31, 2015.

Research and Development

Research and development was $15,797 for the nine months ended March 31, 2015 as compared with $0 for the nine months ended March 31, 2014. Research and development expenditures have been minimal over the past twenty-four (24) months, including the last twelve (12) months, as we raise sufficient capital to undertake the next stage of development for our current programs. We continue to expend our efforts to continue creating value by completing our patent filings and publishing our scientific discoveries, and we are negotiating with third parties to assist with raising the capital needed to complete our planned research and development activities.

Interest Expense/Income

Interest expense increased to $847,942 for the nine months ended March 31, 2015 as compared with $42,291 for the nine months ended March 31, 2014.  Interest expense is primarily comprised of $355,000 premium of the liability agreement, $25,000 premium of a convertible note, $23,000 face interest, $42,000 debt discount amortization, and $318,000 accretion of debt premium.

Net Income (Loss)

Net loss increased to $1,586,167 for the nine months ended March 31, 2015 as compared with $611,977 for the nine months ended March 31, 2014. The increase is primarily attributable to an increase in operating expenses of approximately $366,000, an increase in interest expense of approximately $806,000, an increase in foreign currency loss of approximately $203,000 and an increase in other expenses of approximately $50,000, offset by an increase in change in fair value of derivative liability of approximately $53,000, an increase in gain on debt settlements of approximately $366,000, and an increase in income tax benefit of approximately $31,000.

Liquidity and Capital Resources

	For the Nine Months Ended March 31,
	2015	2014
Net cash used in operating activities	$(697,541)	$(137,667)
Net cash used in investing activities	$(918)	$-
Net cash provided by financing activities	$684,500	$136,745

Net cash used in operations was $697,541 for the nine months ended March 31, 2015 compared to $137,667 for the nine months ended March 31, 2014. This increase was primarily attributable to an increase in net loss offset by an increase in loss on settlement.

Net cash used in investing activities was $918 for the nine months ended March 31, 2015 compared to $0 for the nine months ended March 31, 2014. This increase was primarily attributable to the purchase of equipment during the nine months ended March 31, 2015.

Net cash provided by financing activities for the nine months ended March 31, 2015 were $684,500 compared to $136,745 for the nine months ended March 31, 2014. During the nine months ended March 31, 2015, we had proceeds from convertible promissory notes of $675,500 and proceeds from issuance of common stock for cash of $29,000 offset by loan repayments to principal stockholder of $20,000.

We have substantial capital resource requirements and have incurred significant losses since inception. As of March 31, 2015, we had $168,348 in cash.  Based upon our current business plans, we will need considerable cash investments to be successful.  Such capital requirements are in excess of what we have in available cash and what we currently have commitment for.  Therefore, we do not have enough available cash to meet our obligations over the next twelve (12) months.

Related Party Transactions

Since inception, we have conducted transactions with directors and director related entities. These transactions included the following:

As of March 31, 2015 and June 30, 2014, we owed certain directors a total of $79,769 and $161,975 respectively, for money loaned to us in prior years.

As of March 31, 2015 and June 30, 2014, we owed two directors a total of $35,264 and $60,350, respectively, related to expenses paid on our behalf related to corporate startup costs and intellectual property.

On February 4, 2015, we entered into a Debt Settlement Agreement with some of these directors whereby we issued 33,259,350 and 17,654,470 shares of common stock as settlement of approximately $41,000 of the balance due to these directors. We valued the common stock at a price of $0.0025 per share based on the last private placement purchase price per share for a total value of $127,284 which resulted in us recording a loss of $86,455 as a result of these settlements.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2015, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We know of no material pending legal proceedings to which our company or our subsidiary is a party or of which any of our properties, or the properties of our subsidiary, is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or our subsidiary or has a material interest adverse to our company or our subsidiary.

Item 1A. Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended March 31, 2015, the Company issued 60,913,820 shares of common stock as shares issued as part of debt settlement agreements.

During the three months ended March 31, 2015, pursuant to conversion notices, the Company issued 141,091,939 shares of common stock.

Convertible Promissory Notes

On January 26, 2015, the Company entered into certain securities purchase agreement with an accredited investor and issued a convertible promissory note for $28,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is October 28, 2015. The note is convertible into company’s common stock at the option of the holder at any time after 180 days at a rate of 58% of the average lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received.

On January 27, 2015, the Company received payment of certain note receivable of $50,000 that offsets certain back-end note that was issued on May 30, 2014. Proceeds from the note receivable of $7,779, $2,500 and $5,000 were paid directly to the stock transfer agent, legal fees and capital raising fees respectively resulting in net cash proceeds of $34,721 received by the Company. This back-end note is related to the initial convertible note that was issued on May 30, 2014 and has the same terms as previously discussed. As a result, the back-end note is now eligible for conversion into company’s common stock at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received.

On February 10, 2015, the Company entered into certain securities purchase agreement with an accredited investor and issued a convertible promissory note for $45,000 with an original issue discount of $7,500. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is February 10, 2016. The note is convertible into common stock at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days prior to the date upon which the conversion notice was received.

On February 17, 2015, the Company entered into certain securities purchase agreement with an accredited investor and issued a convertible promissory note for $45,000 with an original issue discount of $7,500. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is February 17, 2016. The note is convertible into Company’s common stock at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days prior to the date upon which the conversion notice was received.

On March 12, 2015, the Company entered into certain securities purchase agreement with an accredited investor and issued a convertible promissory note for $170,500 with an original issue discount of $13,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is March 12, 2016. The note is convertible into Company’s common stock at the option of the holder at any time at a rate of 55% of the Company’s common stock for the average of the lowest three trading prices in the ten prior trading days including the date upon which the conversion notice was received.

On March 20, 2015, the Company entered into certain securities purchase agreement with an accredited investor and issued a convertible promissory note for $150,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is March 20, 2016. The note is convertible into Company’s common stock at the option of the holder at any time at a rate of 55% of the lowest trading bid price of the Company’s common stock for the average of the lowest three trading priced in the ten prior trading days including the date upon which the conversion notice was received.

In addition to each of the above initial convertible promissory notes (“initial convertible notes”), the Company issued to each investor another convertible promissory note for the same amounts of $45,000, $45,000, $170,500 and $150,000 termed "Back-End Notes". These notes have the same terms as the initial convertible notes. Each Back-End Note shall initially be paid for by an offsetting promissory note issued to the Company by the investors ("Note Receivable") provided that prior to the conversion of the Back-End Notes, the holders must have paid off the Notes Receivable in cash. Each Note Receivable is due eight months from issuance of each initial convertible note, unless the Company does not meet the “current public information” requirement pursuant to Rule 144, in which case both the Back-End Notes and the Notes Receivable may both be cancelled. Each Note Receivable is initially secured by the pledge of the Back-End Notes, but may be exchanged for other collateral with an appraised value of at least the principal amount of the note less the original issue discount, upon Company’s approval following a three (3) day written notice to the Company. The term of the Notes Receivable and the Back-End Notes are one year, upon which the outstanding principal and interest is payable. The amounts funded plus accrued interest under Back-End Notes are convertible into common stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Back-End Notes), at a conversion price equal to 55% of the lowest trading bid price in the ten (10) trading days prior to the conversion.

On February 20, 2015, the Company entered into certain securities purchase agreement with an accredited investor and issued a convertible promissory note for $58,000. The Company agreed to pay 12% interest per annum on the principal amount and the maturity date is July 27, 2015. The note is convertible into Company’s common stock at the option of the holder at any time after 180 days at a rate of 50% of the average lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received.

On March 12, 2015, the Company entered into certain securities purchase agreement with an accredited investor and issued a convertible promissory note for $104,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is December 16, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 58% of the average lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received.

On February 15, 2015, in connection with a six-month consulting agreement, the Company issued a convertible promissory note for $90,000 as compensation for services to be rendered. The Company agreed to pay 5% interest per annum on the principal amount and the maturity date is August 15, 2015. The note is convertible at the option of the holder at any time after issuance of note at a rate of 60% of the lowest trading price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received.

On March 12, 2015, in connection with a two-year consulting agreement, the Company issued a convertible promissory note for $60,000 as compensation for services to be rendered. The Company agreed to pay 10% interest per annum on the principal amount and the maturity date is March 11, 2017. The note is convertible, at the option of the holder, at any time after the effective date at the lesser of $0.0175 or 75% of the volume weighted average of the lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1	8% Convertible Promissory Note issued to KBM by the dated January 26, 2015 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 13, 2015)
4.2	8% Convertible Redeemable Note issued to Union by the Company dated February 10, 2015 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 13, 2015)
4.3	8% Convertible Redeemable Back End Note issued to Union by the Company dated February 10, 2015 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on April 13, 2015)
4.4	8% Collateralized Secured Promissory Note Back End Note issued to the Company by Union dated February 10, 2015 (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on April 13, 2015)
4.5	% Convertible Redeemable Note issued to Union by the Company dated February 17, 2015 (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on April 13, 2015)
4.6	8% Convertible Redeemable Back End Note issued to Union by the Company dated February 17, 2015 (incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed on April 13, 2015)
4.7	8% Collateralized Secured Promissory note Back End Note issued to the Company by Union dated February 17, 2015 (incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed on April 13, 2015)
4.8	8% Convertible Redeemable Note issued to Union by the Company dated March 12, 2015 (incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed on April 13, 2015)
4.9	8% Convertible Redeemable Back End Note issued to Union by the Company dated March 12, 2015 (incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed on April 13, 2015)
4.10	8% Collateralized Secured Promissory note Back End Note issued to the Company by Union dated March 12, 2015 (incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed on April 13, 2015)
4.11	8% Convertible Redeemable Note issued to Union by the Company dated March 20, 2015 (incorporated by reference to Exhibit 4.11 to the Current Report on Form 8-K filed on April 13, 2015)
4.12	8% Convertible Redeemable Back End Note issued to Union by the Company dated March 20, 2015 (incorporated by reference to Exhibit 4.12 to the Current Report on Form 8-K filed on April 13, 2015)
4.13	8% Collateralized Secured Promissory note Back End Note issued to the Company by Union dated March 20, 2015 (incorporated by reference to Exhibit 4.13 to the Current Report on Form 8-K filed on April 13, 2015)
4.14	Replacement 8% Convertible Redeemable Note issued to Union by the Company dated March 4, 2015 (incorporated by reference to Exhibit 4.14 to the Current Report on Form 8-K filed on April 13, 2015)
4.15	12% Convertible Promissory Note issued to Carebourn by the Company dated February 20, 2015 (incorporated by reference to Exhibit 4.15 to the Current Report on Form 8-K filed on April 13, 2015)
4.16	8% Convertible Promissory Note issued to KBM by the dated January 26, 2015 (incorporated by reference to Exhibit 4.16 to the Current Report on Form 8-K filed on April 13, 2015)
4.17	5% Convertible Note issued to Regal by the Company dated February 15, 2015 (incorporated by reference to Exhibit 4.17 to the Current Report on Form 8-K filed on April 13, 2015)

4.18	8% Convertible Note issued to Vis Vires by the Company dated March 12, 2015 (incorporated by reference to Exhibit 4.18 to the Current Report on Form 8-K filed on April 13, 2015)
10.1	Securities Purchase Agreement between the Company and KBM dated January 26, 2015 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 13, 2015)
10.2	Securities Purchase Agreement between the Company and Union dated February 10, 2015 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 13, 2015)
10.3	Securities Purchase Agreement between the Company and Union dated February 17, 2015 (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 13, 2015)
10.4	Securities Purchase Agreement between the Company and Union dated March 12, 2015 (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 13, 2015)
10.5	Securities Purchase Agreement between the Company and Union dated March 20, 2015 (incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 13, 2015)
10.6	Securities Purchase Agreement between the Company and Carebourn dated February 20, 2015 (incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on April 13, 2015)
10.7	Securities Purchase Agreement between the Company and Vis Vires dated March 12, 2015 (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on April 13, 2015)
10.8	Consulting Agreement between the Company and Regal dated February 15, 2015 (incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on April 13, 2015)
10.9	Consulting Agreement between the Company and Circadian dated March 12, 2015 (incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on April 13, 2015)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2+	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC HEALTH GROUP CORPORATION

Date: May 15, 2015	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer and Chief Financial Officer

