Form 10-K
period 2015-06-30
Propanc Health Group Corp
filed 2015-09-30
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-53446

PROPANC HEALTH GROUP CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0662986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 2, 555 Riversdale Road

Cambwerwell, VIC, 3124 Australia

(Address of principal executive offices)

61 03 9882 0780

(Registrant's telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: $165,391.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 356,624,597 shares of common stock, par value $0.001 per share, issued and outstanding as of September 30, 2015.

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

PART I

Item 1.    Business.

General

As used in this Annual Report, references to “the Company”, “Propanc”, “we”, “our”, “ours” and “us” refer to Propanc Health Group Corporation and consolidated subsidiary, unless otherwise indicated. In addition, references to our “financial statements” are to our consolidated financial statements except as the context otherwise requires.

We prepare our financial statements in United States dollars and in accordance with generally accepted accounting principles as applied in the United States, referred to as U.S. GAAP. In this Annual Report, references to “$” and “dollars” are to United States dollars.

Overview

We are an early stage healthcare company that is currently focused on developing new cancer treatments for patients, suffering from pancreatic and colorectal cancer. Together with our scientific and oncology consultants, we have developed a rational, composite formulation of anti-cancer compounds, which together exert a number of effects designed to control or prevent tumors recurring and spreading through the body. Our leading products are variations upon our novel formulation and involve or employ pro-enzymes, which are inactive precursors of enzymes. As a result of positive early indications of the anti-cancer effects of our technology, we intend to submit our pro-enzyme treatment to the rigorous, formal non-clinical and clinical development and trial processes required to obtain the regulatory approval necessary to commercialize it and any product(s) derived and/or to be derived therefrom.

In the near term, we intend to target patients with limited remaining therapeutic options for the treatment of solid tumors such as colorectal or pancreatic tumors.   In the future, we intend to development our lead product to treat (i) early stage cancer and (ii) pre-cancerous diseases and (iii) as a preventative measure for patients at risk of developing cancer based on genetic screening.

Recent Development – Magna Financing

On September 24, 2015 (the “Issuance Date”), we entered into a Promissory Note with MG Partners II Limited (the “Lender”) whereby the Lender loaned us $1,200,000 in exchange for the issuance of a Promissory Note (the “Note”).

Promissory Note

We issued Magna the Note with a principal amount of $1,200,000 to the Lender. The debenture has a maturity date of the earlier of: (i) the date on which we close a subsequent equity offering with the Lender in an amount greater than the principal amount of the Note; or (ii) June 24, 2016. On its face, the Note does not accrue any interest. In the event that the Lender does not proceed with a subsequent financing with us, beginning on the 46th day following the Issuance Date, the Note will have a one-time interest adjustment of $180,000 on the outstanding principal of the Note. Additionally, if the Lender does not wish to proceed with a subsequent financing, the Note will also be convertible into common stock at the lower of (i) $0.0346; or (ii) a twenty percent (20%) discount to the average of the two lowest closing prices of the common stock in the five trading days prior to the date of conversion.

Security Agreement

In connection with the Note, we also entered into a Security Agreement dated September 24, 2015 with the Lender whereby we agreed to grant to Lender an unconditional and continuing, first priority security interest in all of the assets and property of our Company to secure the prompt payment, performance and discharge in full of all of our obligations under the Note, provided, however that in the event the Lender does not proceed with a subsequent financing, any and all security interests shall be removed.

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

•

Unique intellectual property: We are focusing on building a significant portfolio of intellectual property around the use of pro-enzymes in the treatment of cancer, identifying new formulations, alternative routes of administration and potential new therapeutic targets. The PRP drug product is an enhanced pro-enzyme formulation comprising pro-enzymes of trypsinogen and chymotrypsinogen, in a specific ratio which synergistically enhances the anti-cancer effects of the pro-enzymes compared to when used as singular agents. Patent protection is currently being sought for this PRP drug product, which forms part of the subject matter of International (PCT) Patent Application No. PCT/AU2010/001403 filed on October 22, 2010 in the name of Propanc Pty Ltd. This international PCT application also includes the priority filings of Australian provisional patent application # 2009905147 and # 2010902655, which were filed on October 22, 2009 and June 17, 2010 respectively (as discussed under the section “Intellectual Property”). The PRP-DCM drug product also forms part of the subject matter of International (PCT) Patent Application No. PCT/AU2010/001403. The Authorized Officer indicated in the Written Opinion issued for this international PCT application, that the patent claims covering the PRP and PRP-DCM products were novel over the prior art cited in the International Search Report. Various national phase applications are being filed in countries around the world based on the above priority applications.

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

Important Milestones for Propanc

•	From the late 90’s, work from other scientists and clinicians, including Dr. Josef Novak in the U.S. and a since retired oncologist, Dr. Frantisek Trnka, from the Czech Republic, shed new light on the therapeutic potential of Professor Beard’s insights. Extensive laboratory work undertaken over a number of years by Novak and Trnka was reported in the journal Anticancer Research in 2005 in the paper entitled ‘Pro-enzyme Therapy of Cancer’. The conclusion of Novak and Trnka from this work was the discovery “that pro-enzyme therapy mandated first by John Beard nearly one hundred years ago, shows remarkable selective effects that result in growth inhibition of tumor cells with metastatic potential”. Today, these important scientific observations support our view that pro-enzymes are selective and effective in targeting malignant tumor cells and could become an effective tool in the fight against metastatic cancer.

•	In 2007, Dr. Julian Kenyon, Medical Director of the Dove Clinic in the United Kingdom and Dr. Douglas Mitchell, further developed the therapeutic concepts of Beard and identified strategies which could improve upon the therapeutic potential of Beard’s original ground-breaking work. A suppository formulation was developed by Mandeville Medicines, Buckinghamshire, UK, at the request of, and in consultation with, Dr. Kenyon and Dr. Mitchell, in an effort to improve on results reported in the literature pertaining to the potential therapeutic use of pro-enzymes in cancer treatment. Patients were first treated with the suppository formulation in April 2007 at The Dove Clinic, UK and in July 2007 at the Opal Clinic, Australia. Drs. Kenyon and Mitchell, through The Dove Clinic and Opal Clinic respectively, treated cancer patients in the United Kingdom and Australia with a suppository formulation of pro-enzymes. The treatment was undertaken under special UK and Australian regulatory provisions. In the UK it was undertaken under the Medicines and Healthcare Products Regulatory Agency (the “MHRA”)’s regulations designed for patients who have special clinical needs that cannot be met by licensed medicinal products, and in Australia under the Therapeutic Goods Administration or TGA Special Access Scheme, a mechanism which provides for the import and/or supply of an unapproved therapeutic good for a single patient, on a case by case basis. In both jurisdictions, patients are permitted to receive treatment on an individual basis for compassionate use as long it is supplied by a recognized, licensed manufacturer who is able to meet certain guidelines for unapproved products, and individual case files are maintained for patients should the regulatory authorities require this information. No prior approval was required by either the MHRA or TGA prior to the commencement of treatment. No suppository formulation of the pro-enzymes was available and it was necessary for a novel suppository formulation to be manufactured specifically for these patients by a suitably licensed manufacturer.

•	Forty-six late stage cancer patients suffering from a range of malignancies in the UK and Australia received treatment with the pro-enzyme suppositories over periods of time ranging from one (1) month to in excess of seventeen (17) months. Inspired by their observations in clinical practice, Dr. Kenyon and Dr. Mitchell resolved to develop pro-enzyme therapy for cancer patients worldwide.

•	Late 2007, Dr. Kenyon, Dr. Mitchell and Mr. James Nathanielsz, our Chief Executive Officer, developed a strategy to commercialize the newly developed pro-enzyme formulation, now designated PRP. Propanc Pty Ltd was established in Australia to refine, develop and commercialize novel, patented pro-enzyme therapeutics for the treatment of cancer. This remains our intention to date.

•	In 2008, a Scientific Advisory Board (the “Advisory Board”) comprising Professor John Smyth (Edinburgh University), Professor Klaus Kutz (Bonn University) and Professor Karrar Khan (De Montfort University) was established. Dr Ralf Brandt, Chief Executive Officer and Founder of preclinical Contract Research Organization (CRO), vivoPharm Pty Ltd., was later appointed to the Board in 2011. Today, the expertise of the Advisory Board in oncology research and development will be relied upon as we initiate patient trials and advance our products down the requisite regulatory pathways to commercialize our pro-enzyme therapies.

•	In 2009, a retrospective review of the patient notes from the forty-six (46) patients treated was undertaken by Dr Kenyon. This report was subject to analysis by Professor Klaus Kutz who, at the time of the review, was an independent consultant in clinical pharmacology and safety, specializing in oncology. Professor Kutz observed that no patients were reported as living for a period less than that predicted by the treating clinician and a number of terminally ill patients lived marginally longer than predicted, particularly those suffering from pancreatic, colorectal, ovarian and gastro-intestinal cancers. As a result of the observations made by Dr Kenyon and Professor Kutz, we are targeting the development of pro-enzyme therapy for the treatment of colorectal and pancreatic cancers for clinical trials, and in the future targeting other cancer types as our product candidate progresses to commercialization.

•	In early 2008, a research collaborative partnership was established with Professor David Tosh, at the Center for Regenerative Medicine, Deparment of Biology and Biochemistry, Bath University, to investigate the molecular mechanisms by which the pro-enzyme formulation is acting, which resulted in us filing two provisional patents a year later. We undertook additional scientific research with Professor Tosh, Dr. Macarena Pèran, Department of Health Sciences, Jaén University, and Dr. Juan Antonio Marchal, Biopathology and Regenerative Medicine Institute, Granada University. Important anti-cancer effects of the pro-enzymes were discovered, including triggering cell necrosis (cell death) and apoptosis (programmed cell death) and significantly, the induction of cell differentiation (i.e. inducing cancer cells to exhibit normal cell behavior). This led to us increasing our intellectual property base and patent new pharmaceutical compositions designed to enhance the effects of pro-enzymes. Subsequently, two provisional patents were combined into one Patent Cooperation Treaty (PCT) Application, filed on 22 October 2010 (PCT Application), and then a year later, we completed a 30 month national phase filing deadline for an international patent and commenced entering the national phase in countries around the world. So far, we received grant status in South Africa and more recently in Australia and New Zealand. In addition, the United States Patent and Trademark Office or USPTO and European Patent Office or EPO have made preliminary indications that key features of our technology are patentable. We are presently working towards securing a patent in each region, covering as many aspects of its technology as possible, whilst also actively seeking protection throughout Eastern Europe, Asia and South America.

•	Late 2010, we made additional important discoveries and scientific observations, resulting in additional composition claims which were included in the PCT Application, further protecting the company’s pro-enzyme formulation. Collaboration with vivoPharm Pty Ltd. (vivoPharm), located in Melbourne, Australia, with research facilities in Hershey, Pennsylvania, United States, identified a highly synergistic ratio of the pro-enzymes when combined together, resulting in increased anti-cancer effects in several tumor cell lines. By 2011, further work completed by vivoPharm confirmed the anti-metastatic effects of the newly combined ratio of the pro-enzymes in various cell line assays, and anti-angiogenic (inhibition of blood vessel formation) properties of the pro-enzyme treatment in mice.

•	In mid-2012, we began trading on the Over the Counter Bulletin Board (“OTCBB”) and are currently trading on OTCQB under OTC Markets. At the time, whilst located in Melbourne, Australia, we decided to access the US capital markets for raising the capital needed to finance the company’s pro-enzyme treatment for future clinical trials. Today, after deepening our scientific knowledge of the anti-cancer effects of pro-enzymes through our ongoing efforts with our research partners and strengthening our intellectual property portfolio by filing our patents in countries around the world, we are ready to complete the formal animal studies necessary to undertake human trials in 2016.

•	In May 2013, it was observed that pro-enzymes enforce the re-entry of cancer cells back into normal cellular pathways and this may represent a novel approach to the treatment of cancer. These findings were published in Cellular Oncology, a peer reviewed journal of the International Society for Cellular Oncology.

•	In 2014, after conducting a detailed strategic review of our scientific and preclinical research, our development team determined parenteral administration as the preferred route for the Company’s lead product, PRP. This approach would be the best way to maximize results in future patient trials, by ensuring maximum exposure of the drug to the tumor site.

•	Mid 2015, Dr Joseph Chalil joined Propanc’s Scientific Advisory Board as an independent expert to provide advice on the Company’s drug development programs, in particular, Propanc’s lead product, PRP. Dr. Chalil is a Physician and Executive at Boehringer Ingelheim, the world's largest privately held pharmaceutical company.

•	In July 2015, a joint research collaboration agreement is established with Adaptive Biotechnologies in Seattle, WA, a leader in immune-sequencing, who will assist in determining a patient’s immune response post treatment with PRP. By studying the effects of the immune response post treatment, we plan to more accurately predict patient populations most likely to respond to PRP, as well as explore ways to further enhance the patient’s immune response during the treatment process.

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

Selectivity

Research published in 2005, suggests that the pro-enzymes in our product, typsinogen and chymotrypsinogen exhibit specificity for tumor cells and not normal cells. Once activated, they in turn activate Protease Activated Receptors Type 2 (PAR2), which are located on the cell membrane and involved with cancer cell proliferation. Activation of PAR 2 results in a cascade of intracellular activities, including activation of a major component of the cell which controls its structure and architecture, the actin cytoskeleton. In a cancer cell, pro-enzymes have the effect of converting globular actin into filamentous actin, which causes the cell structure to collapse and induce cell death. This reduces tumor volume and is often seen in clinical practice.

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

Specifically, we showed that pro-enzymes:

•	induce a dose-dependent inhibition of cell growth, triggering apoptosis and cell necrosis;
•	enhance expression of epithelial markers, such as E-cadherin and β catenin;

•	decrease expression of EMT transcription factors responsible for coding specific gene sequences from DNA, associated with TGF-β cell signaling pathways; and

•	induce malignant cells to differentiate to benign forms.

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

This experiment shows our product, PRP has anti-tumor efficacy in mice, but without the severe, or even serious side effects normally associated with current treatment standards such as chemotherapy.

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

We have also made several other similar observations with other compounds that act to inhibit the growth of the human colorectal carcinoma cell line HCT-15. Further work is needed to assess the optimal combination of ingredients before undertaking formal preclinical development of a potential new combination therapy in animals. We will determine a final combination to be developed as an adjunct therapy to PRP.

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

Oral enzymes have also been investigated previously for the treatment of cancer and, whilst generating encouraging results, their widespread use has been hampered by the very large quantities that have been considered necessary for effective treatment – 130 or more tablets per day.  The high dose used with oral delivery is considered necessary due to the oral enzymes being broken down in the stomach and duodenum, the first part of the small intestine, and very little actually being absorbed into the general circulation. By administering a pro-enzyme by parenterally, and using a specific pro-enzyme formulation, the normal breakdown of the enzymes when taken orally is avoided and the drug can potentially be absorbed into the general circulation intact. It is also suggested that pro-enzymes are resistant to inactivation by numerous protein digesting enzymes, like serpins, which are circulating in the blood.  Together with our scientific consultants, we believe that the development of a parenteral pro-enzyme formulation will lead to improved efficacy in the treatment of cancer compared with current oral enzyme preparations, and will substantially reduce the dose in comparison to that used previously for oral enzyme therapy for the treatment of cancer.

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

As part of that commercial strategy, we will:

•	continue research and development to build our existing intellectual property portfolio, and to seek new, patentable discoveries;
•	seek to ensure all product development is undertaken in a manner that makes its products approvable in the major pharmaceutical markets, including the U.S., Europe, the UK and Japan;
•	aggressively pursue the protection of our technology through all means possible, including patents in all major jurisdictions, and potentially trade secrets;
•	make strategic acquisitions to acquire new companies that have products or services that complement our future goals.

Development Plan and Milestones

PRP

We plan to progress PRP down a conventional non-clinical and early stage clinical development pathway either in Central, or Eastern Europe for:

•	the manufacture of PRP for non-clinical development;
•	non-clinical safety toxicology studies;
•	regulatory approval to conduct a Phase I study in the relevant country, and submit it to the applicable regulatory authority for approval; and
•	Phase I single escalating and multiple escalating dose studies to investigate the safety, tolerability, and pharmacokinetics of PRP injection in healthy male subjects.

We anticipate reaching the Phase IIa proof of concept milestone in approximately three years, subject to regulatory approval in Europe and the US, and the results from our research and development and licensing activities.

Our overheads are likely to increase from its current level as our lead product candidate, PRP progresses down the development pathway. This increase will be driven by the need to increase our internal resources in order to effectively manage our research and development activities.

We are currently raising sufficient capital to complete Phase I clinical trials over the next twenty-four months, although additional capital may be sought after twelve months to support expansion of research and development activities and our overheads (assuming planned expansion of internal resources are approved internally and completed accordingly).

Anticipated timelines

	2015	2016				2017
	Q4	Q1	Q2	Q3	Q4	Q1	Q2	Q3

Complete animal efficacy models on PRP	X

Manufacturing, production of drug substance and product for preclinical and clinical trials		X	X	X

Non-clinical development		X	X	X

Obtain regulatory approval				X

Phase I					X	X	X	X

For the period from October to December 2015, we intend to complete animal efficacy models on PRP. We anticipate the cost of the studies to be $150,000.

For the period from January to September 2016, we intend to complete the manufacturing, production of drug substance and product for preclinical and clinical trials, as well as undertaking formal toxicology studies. We anticipate the cost to be $600,000 and $650,000, respectively.

For the period from September 2016 to August 2017, we intend to initiate and then complete a Phase I study in advanced cancer patients with solid tumors and the anticipated costs will be $900,000 approximately.

Non Clinical Development

Cell line studies have been performed optimizing the ratio of the two proenzymes in our product, PRP. These studies demonstrate synergistic activity over the individual components. Maximum tolerated and feasible dose and pilot animal efficacy studies were undertaken showing no adverse clinical signs at higher doses and substantial tumor growth inhibition in pancreatic and ovarian cancers. Additional preclinical efficacy, pharmacokinetic and toxicology studies will be completed in the near future.

Bio-analytical assays for PRP will be developed prior to commencing the dose-range finding studies. In addition, the potential for E-cadherin to be used as a biomarker for PRP activity will be explored.

We are planning to develop PRP as a parenteral formulation. Consequently, dose selection for GLP safety toxicology studies will be determined. Twenty – eight day GLP safety studies may also be necessary for PRP.

Clinical Development

It is proposed to perform the first-in-human studies in healthy male subjects as opposed to advanced cancer patients, given the favorable safety profile of PRP which appears less toxic than standard treatments. The studies will assess the safety and tolerability of PRP given either as single or repeated once daily subcutaneous injections compared to placebo under the same conditions. They will be mono-center, double-blind, randomized, safety, tolerability and pharmacokinetic studies. It is planned to escalate the dose until a maximum tolerated single dose, and then repeated dose, of PRP is reached. Eight male subjects, followed by twelve male subjects, will be evaluated for the single and repeated dose studies, respectively.

After the safety and tolerability studies are completed, a multi-center, open Phase II study evaluating the efficacy and safety of PRP administered to patients with locally advanced or metastatic pancreatic adenocarcinoma will be conducted. Initially, twenty – three patients will be recruited for the first stage. If two or more responders are identified, thirty – three additional patients will be recruited. The primary objective will be to evaluate the overall survival in patients with advanced pancreatic adenocarcinoma having received once daily subcutaneous injections of PRP.

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

Current Operations

We are at a pre-revenue stage. We do not know when, if ever, we will be able to commercialize our products and begin generating revenue, we are focusing our efforts on organizing, coordinating and financing the various aspects of the drug research and development program outlined earlier in this document. In order to commercialize our products, we must complete preclinical development, and Phase I, II and III clinical trials in Europe, the U.S., Australia, or elsewhere, and satisfy the applicable regulatory authority that PRP is safe and effective. We estimate that this will take approximately seven years.  As described previously, when we have advanced our development projects sufficiently down the development pathway to achieve a major increase in value, such as obtaining interim efficacy data from Phase I clinical trials, we will seek a suitable licensing partner to complete the remaining development activities, obtain regulatory approval, and market the product.

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

We have been working together with the University of Bath to patent and commercialize these discoveries, while continuing to elucidate the properties of pro-enzymes with the long-term aim of screening new compounds for development.  At present, we are engaged in discussions with several technology companies who are progressing new developments in the oncology field as potential additions to our product line.  Initially targeting the oncology sector, our focus is to identify and develop novel treatments which are highly effective targeted therapies, with few side effects as a result of toxicity to healthy cells.

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

We completed the 30-month national phase filing deadline for this international PCT application and commenced entering the national phase in individual countries and regions, including United States, Canada, Japan, Brazil, China, Mexico, Hong Kong, Singapore, Israel, Chile, Peru, Malaysia, Vietnam, Indonesia, Europe, Russia, India, and South Korea. The patent is now granted in South Africa, Australia, and New Zealand. Further, provisional patents are also currently being prepared and expected to be filed to capture and protect additional patentable subject matter that is identified, namely further enhanced formulations, combination treatments, use of recombinant products, modes of action and molecular targets.

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

Employees

The Company currently has one (1) full-time employee, who is our President and CEO James Nathanielsz. The Company continues to engage various independent contractors based on the needs of the Company.

Our Corporate Information

Our principal executive office is located at Level 2, 555 Riversdale Road, Cambwerwell, VIC, 3124 Australia and our phone number is +61 (0) 3 9882 0780. Our Australian subsidiary, Propanc PTY Ltd. shares the same office with us.

Research and Development

During the last two completed fiscal years ending June 30, 2015 and 2014, we have spent $134,319 and $8,168, respectively, on research and development expenses.

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

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

Our corporate office is located at Level 2, 555 Riversdale Road, Cambwerwell, VIC, 3124 Australia. The lease costs approximately $2,200 AUD per month and expires on three months’ notice by either Propanc or the leasing company.

Item 3.   Legal Proceedings.

From time to time, we may be involved in litigation in the ordinary course of business.

Except as disclosed below and elsewhere in this Annual Report, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or any of our companies or our companies’ subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

The Company is presently in litigation with JMJ Financial Inc., a Florida corporation (“JMJ”), in the Circuit Court of Dade County, Florida. JMJ is claiming funds due under a convertible promissory note of Twenty Five thousand Dollars ($25,000.00). The Company is actively defending all allegations made by JMJ, and has lodged a counter claim against the plaintiff. The parties are currently negotiating for a possible settlement, and a mediation is expected to be scheduled in October 2015 to determine a settlement. Company does not believe the result of this litigation matter will have a material adverse effect on our financial conditions or results of operations.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been quoted on the OTCQB since June 15, 2012 and is currently quoted under the symbol “PPCH”.

The following table sets forth the high and low bid quotations for our common stock as reported on the OTC Bulletin Board for the periods indicated.

	High Bid* ($)	Low Bid* ($)
Fiscal Year Ended June 30, 2015
Fourth quarter ended June 30, 2015	$0.1338	0.014
Third quarter ended March 31, 2015	$0.04	0.001
Second quarter ended December 31, 2015	$0.0189	0.0012
First quarter ended September 30, 2015	$0.11	0.015
Fiscal Year Ended June 30, 2014
Fourth quarter ended June 30, 2014	$0.465	0.08
Third quarter ended March 31, 2014	$0.10	0.10
Second quarter ended December 31, 2013	$0.20	0.10
First quarter ended September 30, 2013	$0.20	0.20

* The quotations of the closing prices reflect inter-dealer prices, without retail mark-up, markdown or commission.

Holders

As of September 29, 2015, there were 62 holders of record of our Common Stock.

Dividend Policy

We have not paid cash dividends on our common stock and do not plan to pay such dividends in the foreseeable future.  Our board of directors (the “Board”) will determine our future dividend policy on the basis of many factors, including results of operations, capital requirements, and general business conditions. Dividends, under the Delaware General Corporation Law, may only be paid from our net profits or surplus. To date, we have not had a fiscal year with net profits and do not have surplus.

Recent Sales of Unregistered Securities

In addition to those sales of unregistered securities previously disclosed in reports filed with the SEC during the fiscal year ended June 30, 2015, we issued the following securities without registration under the Securities Act of 1933.

On April 20, 2015, the Company issued a convertible note payable for $17,500. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is April 20, 2016. The note is convertible at the option of the holder at any time at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received.

On April 24, 2015, the Company received payment of the note receivable of $45,000, less the OID of $7,500, that offsets the back-end note that was issued on February 10, 2015. Proceeds from the note receivable of $2,250 were paid directly to legal fees resulting in net cash proceeds of $35,250 received by the Company. This back-end note is related to the initial convertible note that was issued on February 10, 2015 and has the same terms as previously discussed. As a result, the back-end note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received.

On April 24, 2015, the Company received payment of a second note receivable of $45,000, less the OID of $7,500, that offsets the back-end note that was issued on February 17, 2015. Proceeds from the note receivable of $2,250 were paid directly to legal fees resulting in net cash proceeds of $35,250 received by the Company. This back-end note is related to the initial convertible note that was issued on February 17, 2015 and has the same terms as previously discussed. As a result, the back-end note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received.

On April 27, 2015, the Company received payment of a third note receivable of $170,500, less the OID of $13,000, that offsets the back-end note that was issued on March 12, 2015. Proceeds from the note receivable of $7,500 were paid directly to legal fees resulting in net cash proceeds of $150,000 received by the Company. This back-end note is related to the initial convertible note that was issued on March 12, 2015 and has the same terms as previously discussed. As a result, the back-end note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received.

On June 2, 2015, the Company received payment of a fourth Note Receivable of $150,000 that offsets the back-end note that was issued on March 20, 2015. Proceeds from the note receivable of $7,500 were paid directly to legal fees resulting in net cash proceeds of $142,500 received by the Company. This back-end note is related to the initial convertible note that was issued on March 20, 2015 and has the same terms as previously discussed. As a result, the back-end note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received.

On June 4, 2015, the Company executed a convertible promissory note in the principal sum of $1,215,000, with an OID of $110,000. The consideration to be paid to the lender shall be equal to the consideration actually paid by the lender plus prorated interest and any other fees that the Company shall be required to pay. The original issue discount shall also be prorated based on the actual consideration received to equal approximately 10% of the consideration received. The Company agreed to pay 10% interest per annum on the principal amount and the maturity date is ten months from the date of each payment to the Company, and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The note is comprised of an initial cash purchase of $335,000 (includes $30,000 of OID and $5,000 for legal fees) (“Initial Note”), a Secured Investor Note of $220,000 (includes $20,000 of OID) (“Secured Investor Note”) and three Investor Notes of $220,000 each (include $20,000 of OID each) (“Investor Notes”). The Secured Investor Note is secured by the lender’s 40% membership interest in a certain LLC. Upon execution of the note, the note holder made an initial cash payment of $300,000 (net of a $30,000 OID and $5,000 for legal fees) to the Company of the total consideration and issued the Secured Investor Note and three Investor Notes to the Company. The Initial Note is convertible, at the option of the lender, to common stock of the Company at any time after the effective date at a price of $0.07 per share, which represents fair value at execution date.

Outstanding Equity Awards

There are no outstanding equity awards.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

Under a director agreement dated February 25, 2015, Mr. Kenyon receives monthly consideration of $10,000 AUD or $120,000 AUD per year. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board members.

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

Overview

Propanc PTY Ltd., was incorporated in Melbourne, Victoria Australia on October 15, 2007, and is based in Melbourne, Victoria Australia.

On November 23, 2010, Propanc Health Group Corporation ("the Company", "we", "us", "our") was incorporated in the state of Delaware. In January 2011, Propanc Health Group Corporation acquired all of the outstanding shares of Propanc PTY Ltd. on a one-for-one basis making it a wholly-owned subsidiary.

We are an early stage healthcare company that is currently focused on developing new cancer treatments for patients, suffering from pancreatic and colorectal cancer. Together with our scientific and oncology consultants, we have developed a rational, composite formulation of anti-cancer compounds, which together exert a number of effects designed to control or prevent tumors recurring and spreading through the body. Our leading products are variations upon our novel formulation and involve or employ pro-enzymes, which are inactive precursors of enzymes. As a result of positive early indications of the anti-cancer effects of our technology, we intend to submit our pro-enzyme treatment to the rigorous, formal non-clinical and clinical development and trial processes required to obtain the regulatory approval necessary to commercialize it and any product(s) derived and/or to be derived therefrom.

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

Recent Development – Magna Financing

On September 24, 2015 (the “Issuance Date”), we entered into a Promissory Note with MG Partners II Limited (the “Lender”) whereby the Lender loaned us $1,200,000 in exchange for the issuance of a Promissory Note (the “Note”).

Promissory Note

We issued Magna the Note with a principal amount of $1,200,000 to the Lender. The debenture has a maturity date of the earlier of: (i) the date on which we close a subsequent equity offering with the Lender in an amount greater than the principal amount of the Note; or (ii) June 24, 2016. On its face, the Note does not accrue any interest. In the event that the Lender does not proceed with a subsequent financing with us, beginning on the 46th day following the Issuance Date, the Note will have a one-time interest adjustment of $180,000 on the outstanding principal of the Note. Additionally, if the Lender does not wish to proceed with a subsequent financing, the Note will also be convertible into common stock at the lower of (i) $0.0346; or (ii) a twenty percent (20%) discount to the average of the two lowest closing prices of the common stock in the five trading days prior to the date of conversion.

Security Agreement

In connection with the Note, we also entered into a Security Agreement dated September 24, 2015 with the Lender whereby we agreed to grant to Lender an unconditional and continuing, first priority security interest in all of the assets and property of our Company to secure the prompt payment, performance and discharge in full of all of our obligations under the Note, provided, however that in the event the Lender does not proceed with a subsequent financing, any and all security interests shall be removed.

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

Convertible Notes With Variable Conversion Options: The Company has entered into convertible notes, some of which contain variable conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into common shares at a fixed discount to the price of the common stock at the time of conversion. The Company treats these convertible notes as stock settled debt under ASC 480 and measures the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion, and records the put premium as accretion to interest expense to the date of first conversion.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after June 30, 2015 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting ” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its Consolidated Balance Sheet, but expects that as of June 30, 2015 this guidance would not have a material effect on the consolidated balances current presentation.

Results of Operations

The following discussion should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this form 10-K. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY Ltd.

For the Fiscal Year Ended June 30, 2015 compared to the Fiscal Year Ended June 30, 2014

Revenue

For the fiscal years 2015 and 2014 we generated no revenue because we are currently undertaking research and development activities for market approval and there were no sales generated in this period.

Administration Expense

Administration expense increased to $1,567,549 for the year ended June 30, 2015 as compared with $742,037 for the year ended June 30, 2014. This increase is primarily attributable to an increase in stock based expenses of approximately $160,000 and an increase in capital raising expenses of $130,000 and an increase in professional fees of approximately $450,000 during the year ended June 30, 2015 as compared to the year ended June 30, 2014.

Occupancy Expense

Occupancy expense decreased by approximately $7,300 to $3,719 for the year ended June 30, 2015. From July 2013 through April 30, 2015, we utilized office space at a certain location. There was no formal lease agreement and no amounts were paid, but we had accrued a liability as of April 30, 2015 of approximately $21,000 in anticipation of a month to month agreement retroactive to July 1, 2013 at approximately $1,000 per month. On May 1, 2015, we moved to new premises. The prior landlord verbally agreed that he would not be pursuing payment of any outstanding rent due, therefore we reversed the accrued rent liability and recorded a gain. On May 1, 2015, we entered into a month to month lease agreement with new landlord with a monthly rental fee of approximately $2,200 AUD. The decrease is primarily attributable to only recording two months of rent expense.

Research and Development Expenses

Research and development was $134,319 for the year ended June 30, 2015 as compared with $8,168 for the year ended June 30, 2014. Research and development expenditures are primarily attributable to completing animal efficacy models on PRP and to completing the manufacturing, production of drug substance and product for preclinical and clinical trials, as well as undertaking formal toxicology studies and non clinical development. We are looking to raise sufficient capital to undertake the next stage of development for our current programs. We continue to expend our efforts to continue creating value by completing our patent filings and publishing our scientific discoveries, and we are negotiating with third parties to assist with raising the capital needed to complete our planned research and development activities.

Interest Expense/Income

Interest expense increased to $1,323,902 for the year ended June 30, 2015 as compared with $93,147 for the year ended June 30, 2014.  Interest expense is primarily comprised of $355,000 premium of the liability agreement, $25,000 premium of a convertible note, $102,000 face interest, $83,000 debt discount amortization, and $600,000 accretion of debt premium. This increase is primarily attributable to the increased number of interest bearing loans made to the Company during the fiscal year.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities increased to $541,981 for the year ended June 30, 2015 as compared with $16,522 for the year ended June 30, 2014. This increase is primarily attributable to an increase in the issuance of convertible notes with repricing options and variable conversion pricing and an increase in our stock price during the fiscal year.

Gain on Debt Settlements, Net

Gain on debt settlements increased to $375,547 for the year ended June 30, 2015 as compared with $0 for the year ended June 30, 2014. The increase in gain on debt settlements is primarily attributable to a gain of approximately $402,000 for write down of premiums and fees upon termination of the liability agreement, a gain of approximately $51,500 in connection with the Settlement and Stipulation Agreement and a gain of approximately $9,000 in connection with the reversal of the rent liability, offset by a loss of approximately $86,500 in connection with the Debt Settlement Agreement with some of our directors.

Foreign Currency Transaction Loss

Foreign currency transaction loss increased to $244,332 for the year ended June 30, 2015 as compared with $6,959 for the year ended June 30, 2014. The increase in foreign currency transaction loss is primarily attributable to a stronger US Dollar versus the Australian Dollar and increased operating activities in Australia during year ended June 30, 2015 as compared to year ended June 30, 2014.

Income Tax Benefit

During the years ended ended June 30, 2015 and 2014, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $77,470 and $48,267 respectively.

Net loss

Net loss increased to $3,412,754 for the year ended June 30, 2015 as compared with $829,564 for the year ended June 30, 2014.  The increase is primarily attributable to an increase in operating expenses of approximately $950,000, an increase in interest expense of approximately $1,200,000, an increase in foreign currency loss of approximately $230,000, an increase in the loss related to a change in fair value of derivative liability of approximately $520,000 and an increase in other expenses of approximately $50,000, offset by an increase in gain on debt settlements of approximately $375,000, and an increase in income tax benefit of approximately $30,000.

Liquidity and Capital Resources

	For the Fiscal Year Ended June 30,
	2015	2014
Net cash used in operating activities	$(1,426,479)	$(226,442)
Net cash used in investing activities	$(5,585)	$-
Net cash provided by financing activities	$1,282,045	$311,141

Net cash used in operations was $1,426,479 for the fiscal year ended June 30, 2015 compared to $226,442 for the fiscal year ended June 30, 2014. This increase was primarily attributable to an increase in net loss of approximately $2,600,000 and an increase in gain on settlement of approximately $375,000 offset by an increase in accretion of put premiums and amortization of debt discount of approximately $1,260,000 and an increase in change in derivative liability of approximately $520,000.

Net cash used in investing activities was $5,585 for the fiscal year ended June 30, 2015 compared to $0 for the fiscal year ended June 30, 2014. This increase was primarily attributable to the purchase of equipment and payment of security deposit during the fiscal year ended June 30, 2015.

Cash flows provided by financing activities for the fiscal year ended June 30, 2015 were $1,282,045 compared to $311,141 for the fiscal year ended June 30, 2014. During the year ended June 30, 2015, we had proceeds from convertible promissory notes of $1,438,500 and proceeds from issuance of common stock for cash of $29,000 offset by repayments of convertible promissory notes of $157,000 and loan repayments to principal stockholder of approximately $28,500.

We have substantial capital resource requirements and have incurred significant losses since inception. As of June 30, 2015, we had $107,627 in cash. Based upon our current business plans, we will need considerable cash investments to be successful.  Such capital requirements are in excess of what we have in available cash and what we currently have commitment for. Therefore, we do not have enough available cash to meet our obligations over the next twelve (12) months.

Related Party Transactions

Since inception, we have conducted transactions with directors and director related entities. These transactions included the following:

As of June 30, 2015 and 2014, we owed certain directors a total of $79,416 and $161,975 respectively, for money loaned to us in prior years.

As of June 30, 2015 and 2014, we owed two directors a total of $35,108 and $60,350, respectively, related to expenses paid on our behalf related to corporate startup costs and intellectual property.

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

Going Concern Qualification

We did not generate any revenue for the fiscal years ended June 30, 2014 and 2015 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our Independent Registered Public Accounting Firm has included a "Going Concern Qualification" in their report for the years ended June 30, 2015 and 2014.  In addition, we have negative working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Propanc Health Group Corporation

We have audited the accompanying consolidated balance sheets of Propanc Health Group Corporation and Subsidiary at June 30, 2015 and 2014 and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders’ deficit and cash flows for each of the two years in the period ended June 30, 2015. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Propanc Health Group Corporation and Subsidiary at June 30, 2015 and 2014 and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had no revenues and had a net loss of $3,412,754 and net cash used in operations of $1,426,479.  Additionally, as of June 30, 2015, the company had a working capital deficit, stockholders' deficit and accumulated deficit of $3,058,694, $3,053,516, and $20,965,671, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

September 30, 2015

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	June 30, 2014

ASSETS

CURRENT ASSETS:
Cash	$107,627	$87,799
GST tax receivable	11,647	946
Prepaid expenses and other current assets	502,616	25,000

TOTAL CURRENT ASSETS	621,890	113,745

Security deposit	1,684	-
Property and equipment, net	3,494	-

TOTAL ASSETS	$627,068	$113,745

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$236,466	$350,004
Accrued expenses and other payables	386,311	422,326
Convertible notes and related accrued interest, net	1,794,375	272,424
Loans and notes payable	27,558	33,909
Embedded conversion option liabilities	780,281	-
Warrant derivative liability	269,648	158,244
Due to directors - related parties	35,108	60,350
Loans from directors and officer - related parties	79,416	161,975
Employee benefit liability	71,421	62,827

TOTAL CURRENT LIABILITIES	3,680,584	1,522,059

Commitments and Contingencies (See Note 9)

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.01 par value; 10,000,000 shares authorized; 500,000 and 0 shares issued and outstanding as of June 30, 2015 and June 30, 2014, respectively	5,000	-
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 and 0 shares issued and outstanding as of June 30, 2015 and June 30, 2014, respectively	-	-
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 347,442,013 and 72,684,767 shares issued and outstanding as of June 30, 2015 and June 30, 2014, respectively	347,442	72,685
Additional paid-in capital	17,458,745	16,374,781
Accumulated other comprehensive income (loss)	100,968	(302,863)
Accumulated deficit	(20,965,671)	(17,552,917)

TOTAL STOCKHOLDERS' DEFICIT	(3,053,516)	(1,408,314)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$627,068	$113,745

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

	Years Ended June 30,
	2015	2014

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	1,567,549	742,037
Occupancy expenses	3,719	11,016
Research and development	134,319	8,168
TOTAL OPERATING EXPENSES	1,705,587	761,221

LOSS FROM OPERATIONS	(1,705,587)	(761,221)

OTHER INCOME (EXPENSE)
Interest expense	(1,323,902)	(93,147)
Interest income	33	18
Other expense	(50,002)	-
Change in fair value of derivative liabilities	(541,981)	(16,522)
Gain on debt settlements, net	375,547	-
Foreign currency transaction loss	(244,332)	(6,959)
TOTAL OTHER INCOME (EXPENSE)	(1,784,637)	(116,610)

LOSS BEFORE INCOME TAXES	(3,490,224)	(877,831)

INCOME TAX BENEFIT	77,470	48,267

NET LOSS	(3,412,754)	(829,564)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	403,831	(58,274)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$(3,008,923)	$(887,838)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	177,633,496	72,350,555

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2015 AND 2014

											Accumulated
			Preferred Stock								Other	Total
	Common Stock Issuable		Series A		Series B		Common Stock		Additional		Comprehensive	Stockholders'
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Income (Loss)	Deficit

Balance at June 30, 2013	25,000	$25	-	$-	-	$-	70,632,267	$70,632	$16,104,809	$(16,723,353)	$(244,589)	$(792,476)

Issuance of stock for services	(25,000)	(25)	-	-	-	-	1,915,000	1,915	242,610	-	-	244,500

Issuance of common stock for conversion of accrued expenses	-	-	-	-	-	-	137,500	138	27,362	-	-	27,500

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(58,274)	(58,274)

Net loss, 2014	-	-	-	-	-	-	-	-	-	(829,564)	-	(829,564)

Balance at June 30, 2014	-	$-	-	$-	-	$-	72,684,767	$72,685	$16,374,781	$(17,552,917)	$(302,863)	$(1,408,314)

Issuance of common stock for cash	-	-	-	-	-	-	13,400,000	13,400	15,600	-	-	29,000

Issuance of common stock for conversion of convertible debt	-	-	-	-	-	-	181,185,110	181,185	259,975	-	-	441,160

Issuance of stock for services	-	-	500,000	5,000	1	-	19,258,316	19,258	717,018	-	-	741,276

Issuance of common stock as part of settlement agreement	-	-	-	-	-	-	60,913,820	60,914	91,371	-	-	152,285

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	403,831	403,831

Net loss, 2015	-	-	-	-	-	-	-	-	-	(3,412,754)	-	(3,412,754)

Balance at June 30, 2015	-	$-	500,000	$5,000	1	$-	347,442,013	$347,442	$17,458,745	$(20,965,671)	$100,968	$(3,053,516)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,412,754)	$(829,564)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance of common stock for services and voluntary ratchet	276,792	237,833
Issuance of preferred stock for services	1,067	-
Fair value of warrants issued for services	51,488	-
Gain on debt settlements, net	(375,547)	-
Settlement fees paid in the form of debt	150,000	-
Amortization of prepaid shares issued for services	-	6,667
Foreign currency transaction loss	31,548	-
Depreciation expense	81	538
Amortization of debt discount	295,795	49,029
Change in fair value of derivative liabilities	541,981	16,522
Accretion of put premium	1,044,196	27,187
Changes in Assets and Liabilities:
GST receivable	(10,879)	-
Prepaid expenses and other assets	(74,303)	294
Accounts payable	(47,977)	94,607
Employee benefit liability	20,362	11,598
Accrued expenses	115,941	158,847
Accrued interest	(34,270)	-
NET CASH USED IN OPERATING ACTIVITIES	(1,426,479)	(226,442)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for security deposit	(1,684)	-
Purchase of equipment	(3,901)	-
NET CASH USED IN INVESTING ACTIVITIES	(5,585)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	-	(6)
Loan repayments to principal stockholder	(28,455)	(45,512)
Proceeds from convertible promissory notes	1,438,500	273,959
Repayments of convertible promissory notes	(157,000)	-
Proceeds from issuance of common stock for cash	29,000	-
Loan proceeds	-	10,542
Loan proceeds from principal stockholder	-	72,158
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,282,045	311,141

Effect of exchange rate changes on cash	169,847	3,100

NET INCREASE IN CASH	19,828	87,799

CASH AT BEGINNING OF YEAR	87,799	-
CASH AT END OF YEAR	$107,627	$87,799

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$-	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Common stock issued for settlement of debt	$152,285	$-
Prepaid common stock issued for services	$269,682	$6,667
Prepaid warrants issued for services	$138,314	$-
Reduction of put premium related to conversions of convertible note	$71,370	$-
Conversion of accrued expenses to common stock	$-	$27,500
Conversion of convertible notes and accrued interest to common stock	$374,771	$-
Discounts related to warrants issued with convertible debenture	$-	$133,095
Discounts related to lender costs	$48,500	$30,000
Discounts related to derivative liability	$305,000	$-
Conversion of loan payable to convertible debenture	$-	$27,963
Conversion of loan payable to common stock	$66,389	$-
Prepaid settlement fee paid through issuance of convertible note	$-	$25,000

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and JUNE 30, 2014

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

On November 23, 2010, Propanc Health Group Corporation ("the Company", "we", "us", "our") was incorporated in the state of Delaware. In January 2011, to reorganize the Company, Propanc Health Group Corporation acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary.

Principals of Consolidation

The consolidated financial statements include the accounts of Propanc Health Group Corporation and its wholly-owned subsidiary, Propanc PTY LTD. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates.  Significant estimates in the accompanying consolidated financial statements include the estimates of useful lives for depreciation, valuation of derivatives, valuation of beneficial conversion features on convertible debt, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the valuation allowance on deferred tax assets and foreign currency translation due to certain average exchange rates applied in lieu of spot rates on transaction dates.

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

Comprehensive income (loss) for all periods presented, includes only foreign currency translation gains (losses).

Changes in Accumulated Other Comprehensive Income (Loss) by component during the years ended June 30, 2015 and 2014 were as follows:

Foreign Currency Items:
Beginning balance, June 30, 2013	$(244,589)
Foreign currency translation loss	(58,274)
Balance, June 30, 2014	(302,863)
Foreign currency translation gain	403,831
Ending balance, June 30, 2015	$100,968

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

JUNE 30, 2015 and JUNE 30, 2014

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets.  There were no cash equivalents as of June 30, 2015 or 2014.

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

The estimated useful lives are as follows:

Machinery and equipment 5 years

Patents

Patent costs are stated at cost and reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency, however, the Company will expense any costs as long as the Company is in the startup stage. Accordingly, as the Company's product was and is not currently approved for market, thus any patent costs incurred from 2013 through 2015 were expensed immediately. Currently, the Company has one International patent pending which was jointly applied for by the Company and another entity.

The Company received grant status, or been accepted in South Africa, Australia, and New Zealand.  In addition, the United States Patent and Trademark Office or USPTO and European Patent Office or EPO have made preliminary indications that key features of the Company’s technology are patentable.  The Company is presently working towards securing a patent in each region, covering as many aspects of its technology as possible, whilst also actively seeking protection throughout Eastern Europe, Asia and South America.

Individual countries and regions where the Company is actively seeking patent protection include United States, Canada, Japan, Brazil, China, Mexico, Hong Kong, Singapore, Israel, Chile, Peru, Malaysia, Vietnam, Indonesia, Europe, Russia, India, and South Korea. The patent is now granted, or accepted in South Africa, Australia, and New Zealand.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and JUNE 30, 2014

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

As of June 30, 2015 and June 30, 2014 the Company was owed $11,647 and $946 from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

Convertible Notes With Variable Conversion Options

The Company has entered into convertible notes, some of which contain variable conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into common shares at a fixed discount to the price of the common stock at the time of conversion. The Company treats these convertible notes as stock settled debt under ASC 480 and measures the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion, and records the put premium as accretion to interest expense to the date of first conversion.

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

The Company adopted provisions of ASC 740, Sections 25 through 60, “Accounting for Uncertainty in Income Taxes."  These sections provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods. Upon the adoption of ASC 740, the Company had no unrecognized tax benefits. During the years ended June 30, 2015 and 2014 no adjustments were recognized for uncertain tax benefits. The years 2008 through 2015 are subject to examination by the Australian Taxation Office. The years ended June 30, 2012 through 2015 is subject to examination by the United States Internal Revenue Service.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and JUNE 30, 2014

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, research and development costs are expensed when incurred.  Total research and development costs for the years ended June 30, 2015 and 2014 were $134,319 and $8,168 respectively.

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

During the years ended June 30, 2015 and 2014, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $77,470 and $48,267 respectively, which is reflected as an income tax benefit in the accompanying consolidated statements of operations and other comprehensive income (loss).

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. For the years ended June 30 2015 and 2014, there were 7,379,158 and 3,000,000 warrants respectively outstanding and fourteen and four convertible notes payable that are convertible into 335,716,597 and 6,069,667 common shares respectively which are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after June 30, 2015 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations. The Company implemented the following at June 30, 2015:

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

JUNE 30, 2015 and JUNE 30, 2014

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

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard as of December 31, 2015. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its Consolidated Balance Sheet, but expects that as of June 30, 2015 this guidance would not have a material effect on the consolidated balances current presentation.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern.  For the year ended June 30, 2015, the Company had no revenues and had a net loss of $3,412,754 and net cash used in operations of $1,426,479. Additionally, as of June 30, 2015, the Company had a working capital deficit, stockholders' deficit and accumulated deficit of $3,058,694, $3,053,516, and $20,965,671 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property, plant, and equipment consist of the following as of June 30,

	2015	2014

Office equipment at cost	$15,732	$14,968
Less: Accumulated depreciation	(12,238)	(14,968)

Total property, plant, and equipment	$3,494	$-

Depreciation expense for the years ended June 30, 2015 and 2014 were $81 and $538 respectively.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and JUNE 30, 2014

NOTE 4 – DUE TO DIRECTORS - RELATED PARTIES

Due to directors - related parties represents unsecured advances made by the directors for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand.  The Company is currently not being charged interest under these advances. The total amount owed these directors at June 30, 2015 and June 30, 2014 is $35,108 and $60,350 respectively. As part of the settlement and stipulation agreement noted in Note 9, the Company reduced this liability by approximately $44,000. On January 30, 2015, as part of the Settlement and Lock-up Agreement, the above agreement was terminated and the Company increased this liability by approximately $44,000. On February 4, 2015, the Company entered into a Debt Settlement Agreement with some of these directors whereby the Company issued shares of common stock as settlement of approximately $14,000 of the balance due to these directors (See Note 5).

NOTE 5 – LOANS AND NOTES PAYABLE

Loans from Directors and Officer - Related Parties

Loans from Directors and an Officer at June 30, 2015 and June 30, 2014 were $79,416 and $161,975, respectively. The loans beared no interest and were all past their due date and in default. As part of the settlement and stipulation agreement noted in Note 9, the Company reduced this liability by approximately $127,000. On January 30, 2015, as part of the Settlement and Lock-up Agreement, the above agreement was terminated and the Company increased this liability by approximately $109,000. On February 4, 2015, the Company entered into a Debt Settlement Agreement with some of these directors whereby the Company issued 33,259,350 and 17,654,470 shares of common stock as settlement of approximately $27,000 of the balance due to these directors and $14,000 of debt as discussed in Note 4. The Company valued the common stock at a price of $0.0025 per share based on the last private placement purchase price per share for a total value of $127,284 which resulted in the Company recording a loss of $86,455 as a result of these settlements. During the year ended June 30, 2015, the Company made loan repayments of approximately $28,500.

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

A loan from an unrelated party was received during the year ended June 30, 2014 totaling $18,839 and is non-interest bearing.

Accordingly, other loans totaled $33,909 at June 30, 2014.

In July 2014, the loans and notes payable balance of $33,909 as of June 30, 2014 was removed as part of the settlement and stipulation agreement and consolidated into one loan (See Note 9). On January 30, 2015, as part of the Settlement and Lock-up Agreement, the above agreement was terminated and the Company reclassified the remaining other loans from unrelated parties balance. As of June 30, 2015, the other loans from unrelated parties balance was $27,558.

Debt Settlement to be Paid in Stock, Net of Premium

In July 2014, the Company consolidated outstanding debt and other liabilities as part of a settlement agreement (See Note 9) and was indebted to one unrelated party for approximately $1,033,000 which includes a $50,000 note payable issued as a fee to the lender, a $355,000 premium and $628,000 of principal. On September 11, 2014 and on November 4, 2014, the Company issued 7,426,000 and 8,161,000 shares of common stock as a settlement of a portion of that debt for a total value of $81,396 (See Note 8). On January 30, 2015, as part of the Settlement and Lock-up Agreement with the lender, the above agreement was terminated and the Company reclassified remaining principal outstanding debts and other liabilities of approximately $575,000 back to the original debt holders. In addition, since this agreement was terminated the Company wrote off the remaining premium of approximately $310,000 to gain on debt settlement and the $50,000 note payable issued as a fee and $17,000 premium as a gain on debt settlement.

Notes Payable

On July 18, 2014, the Company paid a $50,000 fee to the investor (See Note 9) in the form of a $50,000 promissory note, non-interest bearing and due January 31, 2015. On January 30, 2015, the Company entered into a Settlement and Lock-up Agreement with a lender whereby the Company issued 10,000,000 shares of common stock as settlement of the $50,000 promissory note issued on July 18, 2014 in connection with an Equity Purchase Agreement of the same date and a $25,000 convertible promissory note issued in connection with a Settlement and Stipulation Agreement dated May 2014 and accrued interest of $1,466. The Company valued the common stock at a price of $0.0025 per share based on the last private placement purchase price per share for a total value of $25,000 which resulted in the Company recording a gain of $51,466 as a result of this settlement.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and JUNE 30, 2014

NOTE 6 – CONVERTIBLE NOTES

Convertible notes at June 30, 2015 and 2014 were as follows:

	June 30, 2015	June 30, 2014
Convertible notes and debenture	$1,455,000	$366,296
Unamortized discounts	(415,467)	(121,059)
Accrued interest	26,989	-
Premium, net	727,853	27,187
Convertible notes, net	$1,794,375	$272,424

On September 30, 2013 the Company’s subsidiary issued a Debenture for $139,680 (AUD $150,000) plus warrants for 3,000,000 common shares of the Company. The Company agreed to pay 12% interest on the principal amount and the maturity date is December 31, 2015.  This debenture rolls into it $27,963 of loans outstanding at June 30, 2013, an August 2013 note of $63,196 along with September advances of $46,446 and accrued interest.  The debenture is convertible only at the Company’s option into common stock at $0.075 AUD per share and is convertible at that same rate by the lender only upon default by the Company, as defined in the debenture.  The warrants were determined to be derivative instruments due to the variable exercise price of the warrants which is initially $0.0698 and subject to adjustment if the Company issues shares at a price below the initial exercise price.  Accordingly, the fair value of the warrants was determined using a Black-Scholes option pricing model with a stock price of $0.20, exercise price of $0.075 AUD, volatility of 53% based on the comparative companies method since the Company’s stock is very thinly traded, an expected term of 27 months based on the debenture term and a risk free rate of 0.4%.  The approximate initial $400,000 value of the warrants was recorded as a derivative liability in the accompanying consolidated balance sheet, along with a debt discount of approximately $140,000 and change in warrant derivative liability of approximately $260,000 as an expense for the three months ended September 30, 2013. (See Note 12 for current period re-measurement) On July 2, 2014, this $139,680 convertible debenture and accrued interest of $15,118 was converted, using the contractual conversion rate of $0.0709 or $0.075 AUD, into 2,183,333 shares of the Company’s common stock (See Note 8).

On May 8, 2014, the Company issued a 10% convertible promissory note for $25,000 as a prepaid fee for services to be provided under a settlement and stipulation agreement as discussed in Note 9. The note and all accrued interest was due on November 8, 2014 and was in default. The note is convertible immediately at 50% of the lowest closing bid price in the 30 trading days prior to conversion. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $25,000 put premium which was fully expensed during the year ended June 30, 2015. On January 30, 2015, this note principal of $25,000 and accrued interest of $1,466 was settled as part of a Settlement and Lock-Up Agreement (See Note 9).

On May 29, 2014, the Company issued a convertible note payable for $75,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is May 29, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $61,364 put premium over 180 days from the execution of the convertible note. During the year ended June 30, 2015, the Company has accreted the remaining $51,089 of the put premium as $10,275 had been accreted at June 30, 2014, resulting in the put premium being fully expensed. During the year ended June 30, 2015, the Company converted $14,547 of principal and accrued interest of $218 into shares of the Company’s common stock (See Note 8). Additionally, $61,364 of the put premium was expensed as interest expense and the remaining $60,453 of principal and $4,352 of accrued interest was assigned to a third party. As of June 30, 2015, this note was fully converted.

On May 29, 2014, the Company issued a second convertible note payable for $75,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is May 29, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $61,364 put premium over 180 days from the execution of the convertible note. During the year ended June 30, 2015, the Company has accreted the remaining $51,089 of the put premium as $10,275 had been accreted at June 30, 2014, resulting in the put premium being fully expensed. During the year ended June 30, 2015, the Company converted $11,755 of principal and accrued interest of $553 into shares of the Company’s common stock (See Note 8). Additionally, $61,364 of the put premium was expensed as interest expense and the remaining $63,245 of principal and $3,313 of accrued interest was assigned to a third party. As of June 30, 2015, this note was fully converted.

On May 30, 2014, the Company issued a third convertible note payable for $50,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is May 30, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $40,909 put premium over 180 days from the execution of the convertible note. During the year ended June 30, 2015, the Company has accreted the remaining $34,273 of the put premium as $6,636 had been accreted at June 30, 2014, resulting in the put premium being fully expensed. During the year ended June 30, 2015, the Company converted $50,000 of principal and accrued interest of $3,346 into shares of the Company’s common stock (See Note 8). Additionally, this conversion resulted in a $40,909 reduction of the put premium. As of June 30, 2015, this note was fully converted.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and JUNE 30, 2014

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

On August 6, 2014 (execution date), the Company executed a convertible promissory note in the principal sum of $250,000, with an original issue discount (“OID”) of $25,000. The consideration to be paid to the Lender shall be equal to the consideration actually paid by the Lender plus prorated interest and any other fees that the Company shall be required to pay. The original issue discount shall also be prorated based on the actual consideration received to equal approximately 10% of the consideration received. If the Company repays a consideration payment on or before the first 90 days from the effective date of that payment, the interest rate on that payment of consideration will be 0%. If the Company does not repay a payment on or before the 90 days, the Company will incur a one-time interest charge of 12% on the principal amount of the loan. Upon execution of the note, the note holder made an initial payment of $25,000 (net of a $2,500 OID) to the Company of the total consideration. The maturity date is two years from the date of each payment to the Company, and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The note is convertible, at the option of the investor, to common stock of the Company at any time after the effective date at the lesser of $0.09 or 60% of the lowest trade price in the 25 trading days prior to the conversion. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12). As of June 30, 2015, the Company didn’t repay the consideration and therefore incurred a 12% interest charge. Accrued interest as of June 30, 2015 was $2,134 and no further funding has been received under the $250,000 note.

On November 17, 2014, the Company issued a convertible promissory note for $43,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is August 20, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 58% of the average lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $31,138 put premium over 180 days from the execution of the convertible note. During the year ended June 30, 2015, the Company has accreted $27,851 of the put premium. During the year ended June 30, 2015, the Company repaid cash of $61,632 as payment in full of $43,000 of principal and accrued interest of $1,527 resulting in $17,105 of a prepayment penalty which was expensed as interest expense. Additionally, this repayment resulted in a $3,287 reduction of the remaining put premium. As of June 30, 2015, this note was paid in full.

On December 10, 2014, the Company issued a convertible promissory note for $28,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is September 12, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 58% of the average lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $20,276 put premium over 180 days from the execution of the convertible note. During the year ended June 30, 2015, the Company has accreted $15,657 of the put premium. During the year ended June 30, 2015, the Company repaid cash of $38,654 as payment in full of $28,000 of principal and accrued interest of $853 resulting in $9,801 of a prepayment penalty which was expensed as interest expense. Additionally, this repayment resulted in a $4,619 reduction of the remaining put premium. As of June 30, 2015, this note was paid in full.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and JUNE 30, 2014

On January 26, 2015, the Company issued a convertible promissory note for $28,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is October 28, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 58% of the average lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $20,276 put premium over 180 days from the execution of the convertible note. During the year ended June 30, 2015, the Company has accreted $15,432 of the put premium. During the year ended June 30, 2015, the Company repaid cash of $37,137 as payment in full of $28,000 of principal and accrued interest of $835 resulting in $8,302 of a prepayment penalty which was expensed as interest expense. Additionally, this repayment resulted in a $4,844 reduction of the remaining put premium. As of June 30, 2015, this note was paid in full.

On January 27, 2015, the Company received payment of the Note Receivable of $50,000 that offsets the Back-End Note that was issued on May 30, 2014. Proceeds from the Note Receivable of $7,779, $2,500 and $5,000 were paid directly to the stock transfer agent, legal fees and capital raising fees respectively resulting in net cash proceeds of $34,721 received by the Company. This Back-End Note is related to the initial convertible note that was issued on May 30, 2014 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $40,909 put premium over 180 days from the execution of the convertible note. During the year ended June 30, 2015, the Company has accreted $40,909 of the put premium resulting in the put premium being fully expensed. During the year ended June 30, 2015, the Company converted $50,000 of principal and accrued interest of $609 into shares of the Company’s common stock (See Note 8). Additionally, this conversion resulted in a $40,909 reduction of the put premium. As of June 30, 2015, this note was fully converted.

On February 10, 2015, the Company issued a convertible note payable for $45,000 with an OID of $7,500. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is February 10, 2016. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days prior to the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. Through June 30, 2015, the Company has accreted $27,409 of the put premium. Accrued interest as of June 30, 2015 was $1,391.

On February 17, 2015, the Company issued a second convertible note payable for $45,000 with an OID of $7,500. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is February 17, 2016. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days prior to the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. Through June 30, 2015, the Company has accreted $27,409 of the put premium. Accrued interest as of June 30, 2015 was $1,322.

On March 12, 2015, the Company issued a third convertible note payable for $170,500 with an OID of $13,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is March 12, 2016. The note is convertible at the option of the holder at any time at a rate of 55% of the Company’s common stock for the average of the lowest three trading prices in the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $139,500 put premium. Accrued interest as of June 30, 2015 was $4,148.

On March 20, 2015, the Company issued a fourth convertible note payable for $150,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is March 20, 2016. The note is convertible at the option of the holder at any time at a rate of 55% of the lowest trading bid price of the Company’s common stock for the average of the lowest three trading priced in the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $122,727 put premium. Accrued interest as of June 30, 2015 was $3,386.

In addition to each of the above initial convertible promissory notes (“initial convertible notes”), the Company issued to each lender another convertible promissory note for the same amounts of $45,000, $45,000, $170,500 and $150,000 termed "Back-End Notes". These notes have the same terms as the initial convertible notes. Each Back-End Note shall initially be paid for by an offsetting promissory note issued to the Company by the lender ("Note Receivable") provided that prior to the conversion of the Back-End Notes, the holders must have paid off the Notes Receivable in cash. Each Note Receivable is due eight months from issuance of each initial convertible note, unless the Company does not meet the “current public information” requirement pursuant to Rule 144, in which case both the Back-End Notes and the Notes Receivable may both be cancelled. Each Note Receivable is initially secured by the pledge of the Back-End Notes, but may be exchanged for other collateral with an appraised value of at least the principal amount of the note less the OID, upon Company’s approval following a three (3) day written notice to the Company. The term of the Notes Receivable and the Back-End Notes are one year, upon which the outstanding principal and interest is payable. The amounts funded plus accrued interest under Back-End Notes are convertible into common stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Back-End Notes), at a conversion price equal to 55% of the lowest trading bid price in the ten (10) trading days prior to the conversion. The $45,000, $45,000, $170,500 and $150,000 Back-End Notes were issued as noted below.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and JUNE 30, 2014

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

On February 15, 2015, in connection with a six-month consulting agreement, the Company issued a convertible promissory note for $90,000 as compensation for services to be rendered. The Company agreed to pay 5% interest per annum on the principal amount and the maturity date is August 15, 2015. The note is convertible at the option of the holder at any time after issuance of note at a rate of 60% of the lowest trading price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company fully expensed a $60,000 put premium. Accrued interest as of June 30, 2015 was $1,677.

On February 20, 2015, the Company issued a convertible promissory note for $58,000. The Company agreed to pay 12% interest per annum on the principal amount and the maturity date is July 27, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 50% of the average lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $58,000 put premium over 180 days from the execution of the convertible note. During the year ended June 30, 2015, the Company has accreted $36,411 of the put premium. During the year ended June 30, 2015, the Company repaid cash of $83,512 as payment in full of $58,000 of principal and accrued interest of $2,212 resulting in $23,300 of a prepayment penalty which was expensed as interest expense. Additionally, this repayment resulted in a $21,589 reduction of the remaining put premium. As of June 30, 2015, this note was paid in full.

On March 12, 2015, the Company issued a convertible promissory note for $104,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is December 16, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 58% of the average lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $75,310 put premium over 180 days from the execution of the convertible note. Through June 30, 2015, the Company has accreted $46,441 of the put premium. Accrued interest as of June 30, 2015 was $2,530. On July 15, 2015, the Company repaid cash of $137,915 as payment in full of $104,000 of principal and accrued interest of $2,872 (See Note 13).

On March 12, 2015, in connection with a two-year consulting agreement, the Company issued a convertible promissory note for $60,000 as compensation for services to be rendered. The Company agreed to pay 10% interest per annum on the principal amount and the maturity date is March 11, 2017. The note is convertible, at the option of the holder, at any time after the effective date at the lesser of $0.0175 or 75% of the volume weighted average of the lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12). Accrued interest as of June 30, 2015 was $1,825.

On April 20, 2015, the Company issued a convertible note payable for $17,500. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is April 20, 2016. The note is convertible at the option of the holder at any time at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $14,318 put premium. Accrued interest as of June 30, 2015 was $272.

On April 24, 2015, the Company received payment of the Note Receivable of $45,000, less the OID of $7,500, that offsets the Back-End Note that was issued on February 10, 2015. Proceeds from the Note Receivable of $2,250 were paid directly to legal fees resulting in net cash proceeds of $35,250 received by the Company. This Back-End Note is related to the initial convertible note that was issued on February 10, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. Through June 30, 2015, the Company has accreted $13,909 of the put premium. Accrued interest as of June 30, 2015 was $671.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and JUNE 30, 2014

On April 24, 2015, the Company received payment of the Note Receivable of $45,000, less the OID of $7,500, that offsets the Back-End Note that was issued on February 17, 2015. Proceeds from the Note Receivable of $2,250 were paid directly to legal fees resulting in net cash proceeds of $35,250 received by the Company. This Back-End Note is related to the initial convertible note that was issued on February 17, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. Through June 30, 2015, the Company has accreted $13,909 of the put premium. Accrued interest as of June 30, 2015 was $671.

On April 27, 2015, the Company received payment of the Note Receivable of $170,500, less the OID of $13,000, that offsets the Back-End Note that was issued on March 12, 2015. Proceeds from the Note Receivable of $7,500 were paid directly to legal fees resulting in net cash proceeds of $150,000 received by the Company. This Back-End Note is related to the initial convertible note that was issued on March 12, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $139,500 put premium. Accrued interest as of June 30, 2015 was $2,429.

On May 19, 2015, the Company entered into a Securities Purchase Agreement (“SPA”), to issue a series of nine back end convertible notes in the principal sum of $782,500, pursuant to the SPA, the Company issued to the lender nine convertible promissory notes termed "Back-End Notes", in the amounts of $37,500 ("Back-End Note 1"), $37,500 ("Back-End Note 1")$37,500 ("Back-End Note 1"), $37,500 ("Back-End Note 2"), $157,500 ("Back-End Note 3"), $150,000 ("Back-End Note 4"), $17,500 ("Back-End Note 5"), $37,500 ("Back-End Note 6"), $37,500 ("Back-End Note 7"), $157,500 ("Back-End Note 8") and $150,000 ("Back-End Note 9"). These notes have the same terms as the initial convertible notes. Each Back-End Note shall initially be paid for by an offsetting promissory note issued to the Company by the lender ("Note Receivable") provided that prior to the conversion of the Back-End Notes, the holders must have paid off the Notes Receivable in cash. Each Note Receivable is due on May 19, 2016, unless the Company does not meet the “current public information” requirement pursuant to Rule 144, in which case both the Back-End Notes and the Notes Receivable may both be cancelled. Each Note Receivable is initially secured by the pledge of the Back-End Notes, but may be exchanged for other collateral with an appraised value of at least the principal amount of the note less the OID, upon Company’s approval following a three (3) day written notice to the Company. The term of the Notes Receivable and the Back-End Notes are one year, upon which the outstanding principal and interest is payable. The amounts funded plus accrued interest under Back-End Notes are convertible into common stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Back-End Notes), at a conversion price equal to 55% of the lowest trading bid price in the ten (10) trading days prior to the conversion. See Note 13 as no funds were received under these notes until after June 30, 2015.

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

Since the Back-End Notes are not convertible until the Notes Receivable are paid, and the Notes Receivable and Back-End Notes have a right of setoff, the Notes Receivable and Back-End Notes and related accrued interest receivable and payable have been netted for presentation purposes on the accompanying consolidated balance sheet.

On June 2, 2015, the Company received payment of the Note Receivable of $150,000 that offsets the Back-End Note that was issued on March 20, 2015. Proceeds from the Note Receivable of $7,500 were paid directly to legal fees resulting in net cash proceeds of $142,500 received by the Company. This Back-End Note is related to the initial convertible note that was issued on March 20, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $122,727 put premium. Accrued interest as of June 30, 2015 was $2,137.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and JUNE 30, 2014

On June 4, 2015 (execution date), the Company executed a convertible promissory note in the principal sum of $1,215,000, with an OID of $110,000. The consideration to be paid to the lender shall be equal to the consideration actually paid by the lender plus prorated interest and any other fees that the Company shall be required to pay. The original issue discount shall also be prorated based on the actual consideration received to equal approximately 10% of the consideration received. The Company agreed to pay 10% interest per annum on the principal amount and the maturity date is ten months from the date of each payment to the Company, and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The note is comprised of an initial cash purchase of $335,000 (includes $30,000 of OID and $5,000 for legal fees) (“Initial Note”), a Secured Investor Note of $220,000 (includes $20,000 of OID) (“Secured Investor Note”) and three Investor Notes of $220,000 each (include $20,000 of OID each) (“Investor Notes”). The Secured Investor Note is secured by the lender’s 40% membership interest in a certain LLC. The Company will accrue 10% interest per annum on the unpaid principal amount of the Secured Investor Note and the three Investor Notes as defined in the agreements. Upon execution of the note, the note holder made an initial cash payment of $300,000 (net of a $30,000 OID and $5,000 for legal fees) to the Company of the total consideration and issued the Secured Investor Note and three Investor Notes to the Company. The Initial Note is convertible, at the option of the lender, to common stock of the Company at any time after the effective date at a price of $0.07 per share, which represents fair value at execution date. This note was determined to be a derivative instrument due to the variable conversion price of the note which is initially $0.07 and subject to adjustment if the Company’s market capitalization falls below $3,000,000 at any time. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12). Accrued interest as of June 30, 2015 was $2,513. Since the Secured Investor Note and Investor Notes are not convertible until they are paid in cash to the Company and also not for 180 days from the note dates, the remaining principal of this note and the Secured Investor Note and Investor Notes and related accrued interest receivable and payable have been netted for presentation purposes on the accompanying consolidated balance sheet.

The Company recorded $529,500 and $30,000 of debt discounts for fees paid to lenders related to the above note issuances in 2015 and 2014 respectively. The debt discounts are being amortized over the term of the debt. Amortization of the debt discounts for the years ended June 30, 2015 and 2014 was $114,033 and $3,133 respectively.

NOTE 7 – INCOME TAXES

The Company follows ASC 740-10-10, under which an entity recognizes deferred tax assets and liabilities for future tax consequences or for events that were previously recognized in the Company’s financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on enacted tax law provisions. The effects of future changes in tax laws or rates are not anticipated. As of June 30, 2015, the Company operated exclusively in Australia. The Company was wholly subject to Australia income tax laws and regulations, which are administered by the Australian Taxation Office for the years ended June 30, 2015 and 2014 and all prior years.

On November 23, 2010, Propanc Health Group Corporation was incorporated in the state of Delaware. In January 2011, Propanc Health Group Corporation acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary. As a result of these transactions, the Company is subject to the income tax laws of both the United States and Australia for the years ended June 30, 2015 and 2014. For the years ended June 30, 2015 and 2014, all the Company’s loss before income taxes resulted entirely from its Australian activities and its taxable loss was only subject to Australian tax law.

At June 30, 2015, the Company has a net operating loss (NOL) for Australian tax purposes only, that approximates $12,486,000. Consequently, the Company may have NOL carryforwards available for income tax purposes, which will continue to be available until they are recovered through earning taxable income.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income. The NOL is subject to a reduction of $1,527,228 for research and development credits granted by the Australian Taxation Office through June 30, 2015.

The components for the provision for income taxes are as follows:

	Year Ended
	June 30,	June 30,
	2015	2014

Current Taxes	$(77,470)	$(48,267)
Deferred Taxes	-	-
Income Taxes Expense (Benefit)	$(77,470)	$(48,267)

The items accounting for the difference between income taxes at the Australia statutory rate and the provision for income taxes are as follows:

	Year Ended
	June 30,		June 30,
	2015		2014
	Amount	Impact on Rate	Amount	Impact on Rate

Income Tax Expense (Benefit) at Australia Statutory Rate	$(672,087)	(19.26)%	$(274,229)	(31.24)%

Expenses Paid by Parent on Behalf of Foreign Subsidiary	156,410	4.48%	92,480	10.54%

R&D Refundable Tax Credit	(77,470)	(2.22)%	(48,267)	(5.50)%

Reduction of NOL Carryforward Due to R&D Tax Credit	77,470	2.22%	48,267	5.50%

Change in Deferred Tax Valuation Allowance	(355,636)	(10.19)%	260,533	29.68%

Foreign Exchange Rate Changes	793,843	22.74%	(127,051)	(14.47)%

Total Income Tax Expense (Benefit)	$(77,470)	(2.22)%	$(48,267)	(5.50)%

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and JUNE 30, 2014

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

	June 30,	June 30,
	2015	2014
Current Deferred Tax Assets
Warrant Derivative Liability	$88,204	$28,209
Provision for Annual Leave	21,426	18,848
Superannuation	-	3,815
Total Current Deferred Tax Assets	$109,630	$50,872

Current Deferred Tax Liabilities
Prepaid Investor Services	$-	$-
Prepaid Expenses	-	-
Prepaid Insurance	-	-
Accounts Payable/Trade Creditors	-	-
Patent Costs	-	-
Total Current Deferred Tax Liabilities	$-	$-

Non-Current Deferred Tax Assets
Prepaid Investor Services	$185,025	$751,917
Capital Raising Costs	23,261	28,622
Legal Costs	23,583	29,019
Intellectual Property	11,612	14,288
Patent Costs	59,995	59,473
Formation Expense	7,117	8,757
Net Operating Loss Carryover	3,426,149	3,259,060
Foreign Exchange Loss (OCI)	(30,290)	90,859
Total Non-Current Deferred Tax Assets	3,706,452	4,241,995
Deferred Tax Valuation Allowance	(3,816,082)	(4,292,867)
Total Non-Current Deferred Tax Assets	(109,630)	(50,872)

Total Deferred Tax Assets (Net)	$-	$-

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of June 30, 2015 the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended June 30, 2015 and 2014. The Company did not recognize any interest or penalties during fiscal 2015 or 2014 related to unrecognized tax benefits.

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

JUNE 30, 2015 and JUNE 30, 2014

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

Of the total preferred shares authorized, pursuant to Certificate of Designation filed on June 16, 2015, up to five (5) shares have been designated as Series B preferred stock, with a par value of $0.01 (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock shall be entitled to voting power equivalent of the number of votes equal to the total number of Company’ common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. On June 16, 2015, the Company issued 1 share of Series B Preferred Stock to its CEO in consideration for services rendered to the Company, including for and as an incentive to continue to assist and provide services to the Company. The share was valued at $0.1165 per share for a total value of $0.12 based on the closing price of the stock on that date. This value represents the economic rights of the share as the value of voting rights, which represent control rights, are not objectively measureable.

Common Stock:

On November 12, 2014, the Company filed an amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware, to increase the Company’s authorized common stock from one hundred million (100,000,000) shares of common stock, par value $0.001 per share, to ten billion (10,000,000,000) shares of common stock, par value $0.001 per share. On July 10, 2015, the Company filed an amendment to the Company’s Certificate of Incorporation with the Secretary of State of the State of Delaware, to decrease the Company’s authorized common stock from ten billion (10,000,000,000) shares of common stock, par value $0.001 per share, to two billion (2,000,000,000) shares of common stock, par value $0.001 per share.

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

In October 2013, the Company issued 200,000 shares of common stock to a consultant for services. The shares were issued to the consultant and vest over the three year term of the agreement. The shares were valued at $0.10 per share (based on current market price) and accordingly, the Company recognized an expense of $13,333 and recorded $6,667 in prepaid expenses for January's services which has since been fully expensed.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and JUNE 30, 2014

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

On May 9, 2014, the Company entered into an agreement with a consultant to provide services over a twelve month period in exchange for 1,000,000 shares of common stock. The Company valued the 1,000,000 shares based on the market price on the agreement date of $0.10 and will recognize $100,000 of consulting expense through the term of the agreement. On August 7, 2014 the Company issued the first 500,000 shares of this agreement. On April 28, 2015 the Company issued the remaining 500,000 shares of this agreement. The Company has recorded $100,000 of consulting expense as of June 30, 2015 related to this agreement.

On July 2, 2014, a $139,680 convertible note was converted into shares of common stock pursuant to a conversion notice. $154,798 of principal and interest was converted at $0.0709 into 2,183,333 shares (See Note 6).

On September 11, 2014, the Company issued 7,426,000 shares of common stock as the first tranche of a settlement agreement. (See Note 9).

On October 17, 2014, the Company entered into an agreement with a consultant to provide services over a six month period. The Company agreed to issue the consultant 4,000,000, 3,000,000 and 3,000,000 shares of common stock in the first, third and fifth months respectively. The Company valued the 10,000,000 shares based on the market price on the agreement date of $0.008 and is recognizing $80,000 of consulting expense through the term of the agreement. On December 4, 2014, the Company issued the first 4,000,000 shares of this agreement. On April 15, 2015 the Company issued the remaining 6,000,000 shares of this agreement. The Company has recorded $80,000 of consulting expense as of June 30, 2015 related to this agreement.

On November 4, 2014, the Company issued 8,161,000 shares of common stock as the second tranche of a settlement agreement. (See Note 9).

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

On December 9, 2014, pursuant to a conversion notice, $5,357 of principal and interest was converted at $0.0011 into 4,870,391 shares of common stock (See Note 6).

On December 10, 2014, pursuant to a conversion notice, $7,368 of principal and interest was converted at $0.0011 into 6,698,331 shares of common stock (See Note 6).

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

On December 16, 2014, pursuant to a conversion notice, $6,000 of principal was converted at $0.0012 into 5,194,805 shares of common stock (See Note 6).

On December 24, 2014, pursuant to a conversion notice, $3,762 of principal was converted at $0.0007 into 5,700,000 shares of common stock (See Note 6).

On December 26, 2014, pursuant to a conversion notice, $4,044 of principal and interest was converted at $0.0007 into 5,655,958 shares of common stock (See Note 6).

During the year ended June 30, 2015, pursuant to the January 30, 2015 Settlement and Lock-up Agreement (Note 9), the Company issued 10,000,000 shares of common stock at a rate of $0.0025 per share or $25,000.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and JUNE 30, 2014

On February 2, 2015, pursuant to a conversion notice, $3,446 of principal and interest was converted at $0.0006 into 6,265,964 shares of common stock (See Note 6).

On February 4, 2015, pursuant to debt settlement agreements with two directors (Note 4), the Company issued 17,654,470 and 33,259,350 shares of common stock valued at $0.0025 per share or $44,136 and $83,148, respectively.

On February 9, 2015, pursuant to a conversion notice, $21,100 of principal and interest was converted at $0.0035 into 6,089,544 shares of common stock (See Note 6).

On February 17, 2015, pursuant to a conversion notice, $3,266 of principal and interest was converted at $0.0006 into 5,937,563 shares of common stock (See Note 6).

On February 17, 2015, pursuant to a conversion notice, $15,323 of principal and interest was converted at $0.0035 into 4,422,257 shares of common stock (See Note 6).

On March 6, 2015, pursuant to a conversion notice, $3,410 of principal was converted at $0.0006 into 6,200,000 shares of common stock (See Note 6).

On March 6, 2015, pursuant to a conversion notice, $6,443 of principal and interest was converted at $0.0015 into shares 4,338,384 of common stock (See Note 6).

On March 6, 2015, pursuant to a conversion notice, $1,011 of principal and interest was converted at $0.0015 into 680,485 shares of common stock (See Note 6).

On March 11, 2015, pursuant to a conversion notice, $14,675 of principal and interest was converted at $0.0015 into 9,882,013 shares of common stock (See Note 6).

On March 11, 2015, pursuant to a conversion notice, $10,121 of principal and interest was converted at $0.0015 into 6,815,185 shares of common stock (See Note 6).

On March 12, 2015, pursuant to a conversion notice, $1,001 of principal and interest was converted at $0.0015 into 674,141 shares of common stock (See Note 6).

On March 12, 2015, pursuant to a conversion notice, $14,678 of principal and interest was converted at $0.0015 into 9,884,155 shares of common stock (See Note 6).

On March 12, 2015, pursuant to a conversion notice, $10,125 of principal and interest was converted at $0.0016 into 6,347,918 shares of common stock (See Note 6).

On March 16, 2015, pursuant to a conversion notice, $15,534 of principal and interest was converted at $0.0017 into 9,110,833 shares of common stock (See Note 6).

On March 17, 2015, pursuant to a conversion notice, $1,061 of principal and interest was converted at $0.0017 into 622,504 shares of common stock (See Note 6).

On March 17, 2015, pursuant to a conversion notice, $20,048 of principal and interest was converted at $0.0019 into 10,414,660 shares of common stock (See Note 6).

On March 18, 2015, pursuant to a conversion notice, $20,053 of principal and interest was converted at $0.0020 into 10,127,576 shares of common stock (See Note 6).

On March 19, 2015, pursuant to a conversion notice, $8,260 of principal and interest was converted at $0.0020 into 4,171,808 shares of common stock (See Note 6).

On March 20, 2015, pursuant to a conversion notice, $23,762 of principal and interest was converted at $0.0020 into 12,001,242 shares of common stock (See Note 6).

On April 14, 2015, pursuant to a conversion notice, $4,271 of principal and interest was converted at $0.0020 into 2,135,450 shares of common stock (See Note 6).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and JUNE 30, 2014

On April 15, 2015, pursuant to a conversion notice, $10,145 of principal and interest was converted at $0.0020 into 5,072,740 shares of common stock (See Note 6).

On April 21, 2015, pursuant to a conversion notice, $28,202 of principal and interest was converted at $0.0020 into 14,100,870 shares of common stock (See Note 6).

On May 7, 2015, the Company entered into an agreement with a consultant to provide services over a six month period in exchange for 6,758,316 shares of common stock. The Company valued the 6,758,316 shares based on the market price on the agreement date of $0.043 and will recognize $290,608 of consulting expense through the term of the agreement. On June 5, 2015 the Company issued the 6,758,316 shares of this agreement. The Company has recorded $88,446 of consulting expense as of June 30, 2015 related to this agreement.

On May 21, 2015, the Company entered into an agreement with a consultant to provide services over an eight month period in exchange for 1,000,000 shares of common stock. The Company valued the 1,000,000 shares based on the market price on the agreement date of $0.0445 and will recognize $44,500 of consulting expense through the term of the agreement. On June 3, 2015 the Company issued the 1,000,000 shares of this agreement. The Company has recorded $7,265 of consulting expense as of June 30, 2015 related to this agreement.

On June 4, 2015, the Company entered into an agreement with a consultant to provide services over a six month period in exchange for 500,000 shares of common stock. The Company valued the 500,000 shares based on the market price on the agreement date of $0.0706 and will recognize $35,300 of consulting expense through the term of the agreement. On July 2, 2015 the Company issued the 500,000 shares of this agreement. The Company has recorded $5,015 of consulting expense as of June 30, 2015 related to this agreement.

Warrants:

In September, 2013, pursuant to convertible debenture, the Company issued 3,000,000 warrants to purchase common stock. These warrants have an initial exercise price of $0.0698 per share which is subject to adjustment and expire 5 years from the date of issuance (See Note 6).

In connection with above agreement dated May 7, 2015, the Company issued to the consultant, warrants for 3,379,158 common shares of the Company. The fair value of the warrants was determined using a Black-Scholes option pricing model with a stock price of $0.043, exercise price of $0.03, volatility of 397% based on the Company’s stock price, an expected term of 60 months based on the warrant and a risk free rate of 1.54%. The value of the warrants of $145,303 was recorded as additional paid in capital in the accompanying consolidated balance sheet, along with a prepaid expense of approximately $101,080 and stock based expense of approximately $44,223 for the year ended June 30, 2015.

In connection with above agreement dated May 21, 2015, the Company issued to the consultant warrants for 1,000,000 common shares of the Company. The fair value of the warrants was determined using a Black-Scholes option pricing model with a stock price of $0.0445, exercise price of $0.07, volatility of 397% based on the Company’s stock price, an expected term of 60 months based on the warrant and a risk free rate of 1.54%. The value of the warrants of $44,500 was recorded as additional paid in capital in the accompanying consolidated balance sheet, along with a prepaid expense of approximately $37,235 and stock based expense of approximately $7,265 for the year ended June 30, 2015.

As of June 30, 2015, there were 7,379,158 warrants outstanding and exercisable with expiration dates commencing September 2018 – May 2020. (See Note 6 and above).

The following table summarizes warrant activity for the years ended June 30, 2015 and 2014:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at June 30, 2013	-	$-
Issued	3,000,000	0.07
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2014	3,000,000	0.07
Issued	4,379,158	0.04
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2015	7,379,158	$0.05

Exercisable at June 30, 2015	7,379,158	$0.05
Outstanding and Exercisable:

Weighted average remaining contractual term	4.21
Aggregate intrinsic value	$319,774

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and JUNE 30, 2014

NOTE 9 – COMMITMENTS AND CONTINGIENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  The Company is presently in litigation with JMJ Financial Inc., a Florida corporation (“JMJ”), in the Circuit Court of Dade County, Florida. JMJ is claiming funds due under a convertible promissory note of Twenty Five thousand Dollars ($25,000.00). The Company is actively defending all allegations made by JMJ, and has lodged a counter claim against the plaintiff. The parties are currently negotiating for a possible settlement, and a mediation is expected to be scheduled in September or October 201 to determine a settlement. The Company does not believe the result of this litigation matter will have a material adverse effect on our financial conditions or results of operations.

Operating Agreements

In November 2009, the Company entered into a commercialization agreement whereby the Company agreed to pay royalties of 2% of net revenues.  Additionally, the Company agreed to pay 5% of each and every license agreement subscribed for.  The contract is cancellable at any time by either party.  To date, no amounts are owed under the agreement.

Operating Leases

From July 2013 through April 30, 2015, the Company utilized office space at a certain location. There was no formal lease agreement and no amounts were paid, but the Company had accrued a liability as of April 30, 2015 of approximately $21,000 in anticipation of a month to month agreement retroactive to July 1, 2013 at approximately $1,000 per month. On May 1, 2015, the Company moved to new premises. The prior landlord verbally agreed that he would not be pursuing payment of any outstanding rent due, therefore the Company recorded a gain on settlement related to the accrued rent liability. On May 1, 2015, the Company entered into a month to month lease agreement with new landlord with a monthly rental fee of approximately $2,200 AUD and requiring a three month notice, by either party, to terminate agreement.

Rent expense for the years ended June 30, 2015 and 2014 were $3,719 and $11,016 respectively.

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

Under the above agreements, in May 2014 the Company also paid an expense fee of $25,000 in the form of a convertible promissory note. (See Note 6).

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

During the year ended June 30, 2015, the Company issued a total of 15,587,000 shares of common stock to the purchaser. As of June 30, 2015, the purchaser has sold all 15,587,000 shares of common stock which after fees, reduced the liability owed to the purchaser by $52,907. On January 30, 2015, as part of the Settlement and Lock-up agreement with the purchaser, this agreement was terminated and the Company reclassified the remaining principal outstanding debts and other liabilities of approximately $575,000. In addition, since this agreement was terminated, the Company wrote off the remaining premium of $310,000 and the fee of approximately $67,000 as a gain on debt settlement.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and JUNE 30, 2014

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

On July 18, 2014 the Company paid a $50,000 fee to the investor in the form of a $50,000 promissory note, non-interest bearing and due January 31, 2015. On January 30, 2015, the Company entered into a Settlement and Lock-up Agreement with the investor whereby the Company issued 10,000,000 shares of common stock as settlement of the $50,000 promissory note and a $25,000 convertible promissory note issued in connection with a Settlement and Stipulation Agreement dated May 2014 and accrued interest of $1,466. The Company valued the common stock at a price of $0.0025 per share based on the last private placement purchase price per share for a total value of $25,000 which resulted in the Company recording a gain of $51,466 as a result of this settlement. (See Notes 6 and 8).

NOTE 10 – RELATED PARTY TRANSACTIONS

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of June 30, 2015 and June 30, 2014, the Company owed certain directors a total of $79,416 and $161,975 respectively, for money loaned to the Company throughout the years. The loan balance owed at June 30, 2015 was not interest bearing (See Note 5).

As of June 30, 2015 and June 30 2014, the Company owed two directors a total of $35,108 and $60,350, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 5).

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

NOTE 11 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia.  Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through June 30, 2015.

Receivable Concentration

As of June 30, 2015 and 2014, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

Product and Patent Concentration

As of June 30, 2015 the Company was undertaking preclinical activities for their lead product. The Company was also undertaking research to uncover the mechanism of action of their lead product in order to screen new compounds for development.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and JUNE 30, 2014

The Company previously expanded by the filing of an international PCT patent application (No. PCT/AU2010/001403) directed to enhanced proenzyme formulations and combination therapies. The international PCT application has been based on previous provisional patent applications capturing the Company’s ongoing research and development in this area.

The Company received grant status in South Africa and more recently in Australia and New Zealand.  In addition, the United States Patent and Trademark Office or USPTO and European Patent Office or EPO have made preliminary indications that key features of our technology are patentable.  The Company is presently working towards securing a patent in each region, covering as many aspects of its technology as possible, while also actively seeking protection throughout Eastern Europe, Asia and South America. Individual countries and regions, include United States, Canada, Japan, Brazil, China, Mexico, Hong Kong, Singapore, Israel, Chile, Peru, Malaysia, Vietnam, Indonesia, Europe, Russia, India, and South Korea. The patent is granted in South Africa, Australia, and New Zealand.

Further provisional patent filings are also expected to be filed to capture and protect additional patentable subject matter that is identified, namely further enhanced formulations, combination treatments, use of recombinant products, modes of action and molecular targets.

Foreign Operations

As of June 30, 2015 and 2014, the Company's operations are based in Australia.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS and FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has 3,000,000 warrants and $335,000 of convertible debt with repricing options and $87,500 of convertible debt with variable conversion pricing outstanding at June 30, 2015.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black Scholes (“BSM”) option pricing model. The closing price of the Company’s common stock at June 30, 2015 was $0.0899. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at June 30, 2015, are indicated in the table that follows. The volatility for initial valuation was based on comparative company’s methods since the Company’s stock is very thinly traded and historical volatility at June 30, 2015, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants

	Initial Valuation
	September 30, 2013	June 30, 2014	June 30, 2015
Volatility	53%	134%	408%
Expected remaining term	5	4.25	3.25
Risk-free interest rate	0.4%	0.47%	1.63%
Expected dividend yield	None	None	None

Convertible Debt

	Initial Valuations	June 30, 2015
Volatility	216 - 377%	408%
Expected remaining term	0.83 – 2.00	0.82 – 1.70
Risk-free interest rate	0.5 – 0.7%	0.64%
Expected dividend yield	None	None

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and JUNE 30, 2014

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the BSM option pricing model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and 2014:

	Balance at	Quoted Prices	Significant
	June	in Active	Other	Significant
	30,	Markets for	Observable	Unobservable
	2015	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Embedded conversion option liabilities	$780,281	$—	$—	$780,281
Fair value of liability for warrant derivative instruments	$269,648	$—	$—	$269,648
Total	$1,049,929	$—	$—	$1,049,929

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2014:

	Balance at	Quoted Prices	Significant
	June	in Active	Other	Significant
	30,	Markets for	Observable	Unobservable
	2014	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Fair value of liability for warrant derivative instruments	$158,244	$—	$—	$158,244

The following is a roll forward for the years ended June 30, 2015 and 2014 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments

Balance at June 30, 2013	$-
Effects of foreign currency exchange rate changes	(2,519)
Initial fair value of embedded conversion option derivative liability recorded as debt discount	144,241
Change in fair value included in statements of operations	16,522
Balance at June 30, 2014	158,244
Effects of foreign currency exchange rate changes	(42,796)
Initial fair value of embedded conversion option derivative liability recorded as debt discount	392,500
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of ECO	1,082,567
Change in fair value included in statements of operations	(540,586)
Balance at June 30, 2015	$1,049,929

NOTE 13 – SUBSEQUENT EVENTS

Subsequent to June 30, 2015, the Company received payment of the Secured Investor Note of $220,000 less OID of $20,000, that was issued on June 4, 2015. The Company received interest proceeds of $1,997 from the Secured Investor Note resulting in net cash proceeds of $201,997 received by the Company. The Secured Investor Note is convertible, at the option of the lender, to common stock of the Company at any time after the effective date at a price of $0.07 per share (See Note 6).

On July 14, 2015, the Company received payment of three Note Receivables of $352,500, that offset three of the Back-End Notes that were issued on May 19, 2015. Proceeds from the Note Receivables of $17,690 were paid directly to legal fees resulting in net cash proceeds of $334,810 received by the Company. As a result, these Back-End Notes are now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received (See Note 6).

On July 15, 2015, the Company paid cash of $137,915 as payment in full of a convertible promissory note dated March 12, 2015. The repayment amount included principal of $104,000, accrued interest of $2,872 and a prepayment penalty of $31,043 (See Note 6).

On August 14, 2015, pursuant to a conversion notice, $20,500 of principal and interest was converted at $0.02365 into 866,796 shares of common stock (See Note 6).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015 and JUNE 30, 2014

On August 14, 2015, pursuant to a conversion notice, $20,802 of principal and interest was converted at $0.02365 into 879,585 shares of common stock (See Note 6).

On August 26, 2015, pursuant to a conversion notice, $26,068 of principal and interest was converted at $0.018425 into 1,414,843 shares of common stock (See Note 6).

On August 26, 2015, the Company issued 560,000 shares of common stock to a consultant. The Company valued the 560,000 shares based on the market price on the issuance date of $0.04.

On September 1, 2015, pursuant to a conversion notice, $25,723 of principal and interest was converted at $0.018425 into 1,396,108 shares of common stock (See Note 6).

On September 4, 2015, pursuant to a conversion notice, $15,648 of principal and interest was converted at $0.018425 into 849,263 shares of common stock (See Note 6).

On September 8, 2015, the Company issued 600,000 shares of common stock to a member of the Company’s Scientific Advisory Board. The Company valued the 600,000 shares based on the market price on the issuance date of $0.0369.

On September 16, 2015, pursuant to a conversion notice, $15,687 of principal and interest was converted at $0.018975 into 826,726 shares of common stock (See Note 6).

On September 18, 2015, pursuant to a conversion notice, $15,694 of principal and interest was converted at $0.017875 into 877,969 shares of common stock (See Note 6).

On September 22, 2015, pursuant to a conversion notice, $15,638 of principal and interest was converted at $0.01716 into 911,294 shares of common stock (See Note 6).

On September 24, 2015, (the “Issuance Date”), the Company entered into a Promissory Note with a Lender whereby the Lender loaned the Company $1,200,000 in exchange for the issuance of a Promissory Note (the “Note”). The Company issued a note with a principal amount of $1,200,000 to the Lender. The debenture has a maturity date of the earlier of: (i) the date on which the Company closes a subsequent equity offering in an amount greater than the principal amount of the Note; or (ii) June 24, 2016. On its face, the Note does not accrue any interest. In the event that the Lender does not proceed with a subsequent financing, beginning on the 46th day following the Issuance Date, the Note will have a one-time interest adjustment of $180,000 on the outstanding principal of the Note. Additionally, if the Lender does not wish to proceed with a subsequent financing, the Note will also be convertible into common stock at the lower of (i) $0.0346; or (ii) a twenty percent (20%) discount to the average of the two lowest closing prices of the common stock in the five trading days prior to the date of conversion. In connection with the Note, the Company entered into a Security Agreement dated September 24, 2015 with the Lender whereby the Company agreed to grant to Lender an unconditional and continuing, first priority security interest in all of the assets and property of the Company to secure the prompt payment, performance and discharge in full of all of Company’s obligations under the Note, provided, however that in the event the Lender does not proceed with a subsequent financing, any and all security interests shall be removed.

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

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of June 30, 2015, we had identified the following material weaknesses which still exist through the date of this report:

As of June 30, 2015 and as of the date of this report, we did not maintain effective controls over the control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions. Additionally, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2015.  Based on this assessment, management believes that, as of June 30, 2015, we did not maintain effective controls over the financial reporting control environment.  Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting.   The Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions. Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2015, based on the criteria established in the “Internal Integrated Framework” issued by COSO.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2015 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

Name	Age	Position
James Nathanielsz	41	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Dr. Julian Kenyon	68	Director

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

As of September 30, 2015, the members of the Scientific Advisory Board were:

•	Professor John Smyth

•	Professor Klaus Kutz (Acting Chief Medical Officer, Propanc Health Group)

•	Professor Karrar Khan

•	Dr. Ralf Brandt

•	Dr. Joseph Chalil

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

Dr. Joseph Chalil

Dr. Chalil is a Physician and Executive at Boehringer Ingelheim, the world's largest privately held pharmaceutical company. Headquartered in Ingelheim, Germany, Boehringer Ingelheim operates globally with 146 affiliates and a total of more than 47,700 employees. In 2014, Boehringer Ingelheim achieved net sales of about 13.3 billion euros. R&D expenditure corresponds to 19.9 per cent of its net sales.

In addition to his responsibilities at Boehringer Ingelheim, Dr. Chalil is the Chairman of Global Clinical Research and Trial Network of the American Association of Physicians of Indian Origin (AAPI) and has served as Scientific Advisor to AAPI for the past five years. AAPI is the second largest physician organization in the US second only to AMA, and the largest ethnic medical organization in the country.

A veteran of the United States Navy Medical Corps, Dr. Chalil is also board certified in healthcare management, and has been awarded Fellowship by the American College of Healthcare Executives, an international professional society of more than 40,000 healthcare executives who lead hospitals, healthcare systems and other healthcare organizations.

Dr. Chalil is an expert in US Healthcare policy and a strong advocate for patient centered care, and has also served as an advisor to various national political campaigns on healthcare issues. Dr. Chalil completed his higher studies in University of Medicine and Dentistry of New Jersey, Davenport University, JJM Medical College and Baylor College of Medicine. He has been a Visiting Professor at various Universities and serves on various company Boards.

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

Summary Compensation Table

The following table sets forth the compensation paid or accrued by us to our Chief Executive Officer, Chief Financial Officer and each of our other officers for the years ended June 30, 2015 and 2014.

Summary Compensation Table for Fiscal 2015 and 2014

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)		Total ($)

James Nathanielsz (1)	2015	200,000	18,500	(2)	218,500
Chief Executive Officer	2014	137,685	12,736	(2)	150,421
Dr. Klaus Kutz (3)	2015	18,229	-		18,229
Acting Chief Medical Officer	2014	7,936	-		7,936

(1)           Under an employment agreement dated February 25, 2015, Mr. Nathanielsz receives a gross annual salary of $300,000 AUD per year. From August 15, 2010 through February 25, 2015, Mr. Nathanielsz received a gross annual salary of $150,000 AUD per year.

(2)           Under the employment agreement with the Company, Mr. Nathanielsz receives a 9.25% contribution to a pension of which he is the beneficiary.

(3)           Pursuant to certain mutual agreement with the Company, Dr. Kutz is compensated on per diem basis for his services rendered until the Company secures sufficient funds to employ Dr. Kutz on full-time basis.

Outstanding Equity Awards

There are no outstanding equity awards.

Equity Compensation Plan Information

We currently do not have an equity compensation plan.

Director Compensation

Under a director agreement dated February 25, 2015, Mr. Kenyon receives monthly consideration of $10,000 AUD or $120,000 AUD per year. Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board members.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, executive (and certain other) officers, and any persons holding ten percent or more of our Common Stock must report on their ownership of the Common Stock and any changes in that ownership to the Commission. Specific due dates for these reports have been established. During the fiscal year ended June 30, 2015, we believe that all reports required to be filed by Section 16(a) were filed on a timely basis.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our voting stock beneficially owned, as of September 24, 2015 by (i) those persons known by Propanc to be owners of more than 5% of Propanc’s common stock, (ii) each director, (iii) our Named Executive Officer, and (iv) all executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner(1)	Percent of Class (1)

Common Stock	James Nathanielsz 576 Swan Street Richmond, VIC, 3121, Australia (2)	42,961,111	12.05%

Common Stock	Dr. Julian Kenyon Beechwood, Embley Lane East Wellow, Near Romsey, Hampshire, SO51 6DN, United Kingdom (3)	28,466,534	7.98%

Common Stock	All directors and executive officers as a group	71,427,605	20.03%

5% Shareholders:

Common Stock	Putney Consultants Ltd. (5)	30,089,614	8.44%

(1)	Applicable percentages are based on 356,624,597 shares outstanding, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, Propanc believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares of common stock indicated as beneficially owned by them.

(2)	Mr. Nathanielsz is a director and executive officer. Represents shares of common stock held by North Horizon Investments Pty Ltd., a Nathanielsz Family Trust. Mr. Nathanielsz has voting and investment power over these shares.

(3)	Dr. Kenyon is a director. Represents shares of common stock.

(4)	Mr. Jan Ostrowski and Mrs. Ywonna Ostrowski, Mr. Nathanielsz's father-in-law and mother-in-law, have voting power and investment power of Ostrowski Properties PTY Ltd.

(5)	Dr. Douglas Mitchell, a former director and executive officer of the Company, has voting and investment power of Putney Consultants Ltd.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Transactions

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of June 30, 2015 and 2014, the Company owed certain directors a total of $79,416 and $161,975 respectively, for money loaned to the Company throughout the years. The loan balance owed at June 30, 2015 was not interest bearing.

As of June 30, 2015 and 2014, the Company owed certain current and former directors a total of $35,108 and $60,350, respectively, related to expenses incurred on behalf of the Company related to corporate startup costs and intellectual property.

		Aggregate Amount of Principal Loaned				Amount of Principal Paid				Outstanding Balance as of June 30 ,
Name of Related Party	Affiliation	2015		2014		2015		2014		2015		2014
James Nathanielsz**	Chief Executive Officer & Chairman of the Board	$0	*	$86,225	*	$34,000	*	$59,084	*	$14,278	*	$78,586	*
Julian Kenyon**	Director	$-		$-		$-		$-		$8,491	*	$13,686	*
Douglas Mitchell	Former Chief Executive Officer and Chairman of the Board	$-		$-		$-		$-		$56,647	*	$69,703	*

* Loans were made in Australian Dollar and the difference of amount is due to the fluctuating currency exchange rate between U.S. Dollar and Australian Dollar.

** During 2015, the Company issued the directors an aggregate of 50,913,820 shares of common stock pursuant to debt settlement agreements where a combined principal amount of $40,828 was converted.

The loans of $79,416 and $161,975 as of June 30, 2015 and 2014, respectively, are reflected as loans from directors and officer – related parties in the consolidated balance sheets.

Item 14.   Principal Accounting Fees and Services.

The Company's board of directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in 2015 and 2014 were approved by the board of directors.  The following table shows the fees for the years ended June 30, 2015 and 2014:

	2015	2014
Audit Fees (1)	$42,200	$40,200
Audit Related Fees (2)	$-	$650
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$42,200	$40,850

(1)      Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.

(2)      Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3)      Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2015 and 2014.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2015 and 2014.

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

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2015 and 2014 were reviewed and approved by our Board of Directors either before or after the respective services were rendered.

PART IV

Item 15. Exhibits

(a) Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended; filed with the SEC on June 23, 2011.
3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended; filed with the SEC on June 23, 2011.
3.3	Certificate of Amendment to the Certificate of Incorporation dated November 12, 2014 incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on December 16, 2014.
3.4	Certificate of Amendment to the Certificate of Incorporation dated July 10, 2015 incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 15, 2015.
4.1	Promissory Note issued to Southridge Partners II, L.P. (“Southridge”) dated July 17, 2014, incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K filed on October 14, 2014.
4.2	Certificate of Designation of Series A Preferred Stock dated December 9, 2014, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on December 16, 2014.
4.3	8% Convertible Promissory Note issued to KBM by the Company dated January 26, 2015, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on April 13, 2015
4.4	8% Convertible Redeemable Note issued to Union by the Company dated February 10, 2015, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on April 13, 2015
4.5	8% Convertible Redeemable Back End Note issued to Union by the Company dated February 10, 2015,incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on April 13, 2015
4.6	8% Collateralized Secured Promissory Note Back End Note issued to the Company by Union dated February 10, 2015, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on April 13, 2015
4.7	8% Convertible Redeemable Note issued to Union by the Company dated February 17, 2015, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on April 13, 2015
4.8	8% Convertible Redeemable Back End Note issued to Union by the Company dated February 17, 2015, incorporated by reference to Exhibit 4.6 to the Current Report on Form 8-K filed on April 13, 2015
4.9	8% Collateralized Secured Promissory note Back End Note issued to the Company by Union dated February 17, 2015, incorporated by reference to Exhibit 4.7 to the Current Report on Form 8-K filed on April 13, 2015
4.10	8% Convertible Redeemable Note issued to Union by the Company dated March 12, 2015, incorporated by reference to Exhibit 4.8 to the Current Report on Form 8-K filed on April 13, 2015
4.11	8% Convertible Redeemable Back End Note issued to Union by the Company dated March 12, 2015, incorporated by reference to Exhibit 4.9 to the Current Report on Form 8-K filed on April 13, 2015
4.12	8% Collateralized Secured Promissory note Back End Note issued to the Company by Union dated March 12, 2015, incorporated by reference to Exhibit 4.10 to the Current Report on Form 8-K filed on April 13, 2015
4.13	8% Convertible Redeemable Note issued to Union by the Company dated March 20, 2015, incorporated by reference to Exhibit 4.11 to the Current Report on Form 8-K filed on April 13, 2015
4.14	8% Convertible Redeemable Back End Note issued to Union by the Company dated March 20, 2015, incorporated by reference to Exhibit 4.12 to the Current Report on Form 8-K filed on April 13, 2015
4.15	8% Collateralized Secured Promissory note Back End Note issued to the Company by Union dated March 20, 2015, incorporated by reference to Exhibit 4.13 to the Current Report on Form 8-K filed on April 13, 2015
4.16	Replacement 8% Convertible Redeemable Note issued to Union by the Company dated March 4, 2015, incorporated by reference to Exhibit 4.14 to the Current Report on Form 8-K filed on April 13, 2015
4.17	12% Convertible Promissory Note issued to Carebourn by the Company dated February 20, 2015, incorporated by reference to Exhibit 4.15 to the Current Report on Form 8-K filed on April 13, 2015
4.18	8% Convertible Promissory Note issued to KBM by the dated January 26, 2015, incorporated by reference to Exhibit 4.16 to the Current Report on Form 8-K filed on April 13, 2015
4.19	5% Convertible Note issued to Regal by the Company dated February 15, 2015, incorporated by reference to Exhibit 4.17 to the Current Report on Form 8-K filed on April 13, 2015
4.20	8% Convertible Note issued to Vis Vires by the Company dated March 12, 2015, incorporated by reference to Exhibit 4.18 to the Current Report on Form 8-K filed on April 13, 2015
4.21	Certificate of Designation of Series B Preferred Stock, dated June 16, 2015, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 15, 2015
4.22	Form of Promissory Note issued to MG Partners II Limited by the Company dated September 25, 2015, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 29, 2015
10.1	Settlement Agreement and Stipulation between the Company and Tarpon dated July 18, 2014, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 22, 2014.
10.2	Order Granting Approval of Settlement Agreement and Stipulation between the Company and Tarpon dated September 9, 2014, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on September 22, 2014.
10.3	Form of Equity Purchase Agreement between the Company and Southridge, incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on September 22, 2014.
10.4	Form of Registration Rights Agreement between Company and Southridge, incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on September 22, 2014.
10.5	Debt Settlement Agreement between the Company and James Nathanielsz dated February 4, 2015, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on February 17, 2015.
10.6	Debt Settlement Agreement between the Company and Julian Kenyoon dated February 4, 2015, incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on February 17, 2015.
10.7	Securities Purchase Agreement between the Company and KBM dated January 26, 2015, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 13, 2015
10.8	Securities Purchase Agreement between the Company and Union dated February 10, 2015, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 13, 2015
10.9	Securities Purchase Agreement between the Company and Union dated February 17, 2015, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on April 13, 2015
10.10	Securities Purchase Agreement between the Company and Union dated March 12, 2015, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on April 13, 2015
10.11	Securities Purchase Agreement between the Company and Union dated March 20, 2015, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on April 13, 2015
10.12	Securities Purchase Agreement between the Company and Carebourn dated February 20, 2015, incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on April 13, 2015
10.13	Securities Purchase Agreement between the Company and Vis Vires dated March 12, 2015, incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on April 13, 2015
10.14	Consulting Agreement between the Company and Regal dated February 15, 2015, incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on April 13, 2015
10.15	Consulting Agreement between the Company and Circadian dated March 12, 2015, incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on April 13, 2015
10.16	Security Agreement between the Company and MG Partners II Limited dated September 24, 2015, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2015
31.1*	Certifications of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.1	Southridge financing press release dated September 22, 2014, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed on September 22, 2014.
101. INS	XBRL Instance Document.
101. SCH	XBRL Taxonomy Extension Schema Document
101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101. LAB	XBRL Taxonomy Extension Label Linkbase Document.
101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*	Filed herewith
+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC HEALTH GROUP CORPORATION

Dated: September 30, 2015	By:	/s/ James Nathanielsz
James Nathanielsz
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ James Nathanielsz	Chief Executive Officer and	September 30, 2015
James Nathanielsz	Director (Principal Executive Officer)

/s/ Julian Kenyon
Julian Kenyon	Director	September 30, 2015

