Form 10-Q
period 2015-09-30
Propanc Health Group Corp
filed 2015-11-16
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Camberwell, VIC, 3124 Australia

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 397,082,216 shares of common stock as of November 13, 2015.

PROPANC HEALTH GROUP CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

September 30, 2015

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Propanc Health Group Corporation (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	June 30, 2015
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$77,458	$107,627
GST tax receivable	15,109	11,647
Prepaid expenses and other current assets	207,347	502,616

TOTAL CURRENT ASSETS	299,914	621,890

Security deposit	1,535	1,684
Property and equipment, net	3,672	3,494

TOTAL ASSETS	$305,121	$627,068

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$303,127	$236,466
Accrued expenses and other payables	429,198	386,311
Convertible notes and related accrued interest, net	2,148,900	1,794,375
Loans payable	6,278	27,558
Embedded conversion option liabilities	350,063	780,281
Warrant derivative liability	86,662	269,648
Due to directors - related parties	31,994	35,108
Loans from directors and officer - related parties	59,360	79,416
Employee benefit liability	71,883	71,421

TOTAL CURRENT LIABILITIES	3,487,465	3,680,584

Commitments and Contingencies (See Note 7)	-	-

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.01 par value; 10,000,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	5,000	5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 and 1 shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	-	-
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 356,624,597 and 347,442,013 shares issued and outstanding as of September 30, 2015 and June 30, 2015, respectively	356,625	347,442
Additional paid-in capital	17,901,198	17,458,745
Accumulated other comprehensive income (loss)	359,398	100,968
Accumulated deficit	(21,804,565)	(20,965,671)

TOTAL STOCKHOLDERS' DEFICIT	(3,182,344)	(3,053,516)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$305,121	$627,068

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended September 30,
	2015	2014

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	848,979	231,482
Occupancy expenses	4,938	2,777
Research and development	153,474	3,879
TOTAL OPERATING EXPENSES	1,007,391	238,138

LOSS FROM OPERATIONS	(1,007,391)	(238,138)

OTHER INCOME (EXPENSE)
Interest expense	(418,644)	(548,479)
Interest income	2,027	3
Other expense	-	(50,002)
Change in fair value of derivative liabilities	795,853	114,536
Gain (loss) on debt settlements, net	-	(36,263)
Foreign currency transaction loss	(210,739)	(24,957)
TOTAL OTHER INCOME (EXPENSE)	168,497	(545,162)

LOSS BEFORE INCOME TAXES	(838,894)	(783,300)

INCOME TAX BENEFIT	-	-

NET INCOME (LOSS)	(838,894)	(783,300)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	258,430	114,817

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$(580,464)	$(668,483)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	350,228,617	76,297,745

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended September 30,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(838,894)	$(783,300)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Issuance of common stock for services and voluntary ratchet	458,331	69,726
(Gain) loss on settlement	-	405,002
Foreign currency transaction loss	(10,784)	-
Depreciation expense	171	-
Amortization of debt discount	206,935	98,013
Change in fair value of derivative liabilities	(795,853)	(114,536)
Promissory note payable issued for services	-	50,000
Accretion of put premium	154,198	83,636
Original issue discount	-	2,500
Changes in Assets and Liabilities:
GST receivable	(4,495)	(1,705)
Prepaid expenses and other assets	8,192	(7,117)
Accounts payable	87,636	79,500
Employee benefit liability	6,797	1,920
Accrued expenses	77,152	16,551
Accrued interest	23,379	-
NET CASH USED IN OPERATING ACTIVITIES	(627,235)	(99,810)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(679)	-
NET CASH USED IN INVESTING ACTIVITIES	(679)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayments to principal stockholder	(13,549)	(8,725)
Loan repayments	(19,613)	-
Investor advances - related party	-	2,164
Proceeds from convertible promissory notes	552,500	22,700
Repayments of convertible promissory notes	(104,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	415,338	16,139

Effect of exchange rate changes on cash	182,407	385

NET INCREASE (DECREASE) IN CASH	(30,169)	(83,286)

CASH AT BEGINNING OF PERIOD	107,627	87,799
CASH AT END OF PERIOD	$77,458	$4,513

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Prepaid common stock issued for services	$18,139	$-
Reduction of put premium related to conversions of convertible note	$122,727	$-
Conversion of convertible notes and accrued interest to common stock	$278,487	$152,102
Discounts related to lender costs	$-	$27,500
Discounts related to derivative liability	$200,000	$-
Conversion of loan payable to common stock	$-	$67,892

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and JUNE 30, 2015

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

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations and cash flows for the three months ended September 30, 2015 and 2014 and our financial position as of September 30, 2015  have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual audited consolidated financial statements have been condensed or omitted from these interim unaudited consolidated financial statements.  Accordingly, these interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2015. The June 30, 2015 balance sheet is derived from those statements.

Principals of Consolidation

The unaudited consolidated financial statements include the accounts of Propanc Health Group Corporation and its wholly-owned subsidiary, Propanc PTY LTD. All significant inter-company balances and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the estimates of useful lives for depreciation, valuation of derivatives, valuation of beneficial conversion features on convertible debt, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the valuation allowance on deferred tax assets and foreign currency translation due to certain average exchange rates applied in lieu of spot rates on transaction dates.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and JUNE 30, 2015

(unaudited)

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Australian dollar (AUD). For financial reporting purposes, the Australian dollar has been translated into United States dollars ($) and/or USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statements of operations and other comprehensive income (loss) as other income (expense). There have been no significant fluctuations in the exchange rate for the conversion of Australian dollars to USD after the balance sheet date.

Comprehensive income (loss) for all periods presented, includes only foreign currency translation gains (losses).

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the three months ended September 30, 2015 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2015	$100,968
Foreign currency translation gain	258,430
Ending balance, September 30, 2015	$359,398

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and JUNE 30, 2015

(unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of September 30, 2015 or June 30, 2015.

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

The Company received grant status, or has been accepted in South Africa, Australia, and New Zealand.  In addition, the United States Patent and Trademark Office or USPTO and European Patent Office or EPO have made preliminary indications that key features of the Company’s technology are patentable. The Company is presently working towards securing a patent in each region, covering as many aspects of its technology as possible, whilst also actively seeking protection throughout Eastern Europe, Asia and South America.

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

As of September 30, 2015 and June 30, 2015 the Company was owed $15,109 and $11,647 from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

SEPTEMBER 30, 2015 and JUNE 30, 2015

(unaudited)

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, research and development costs are expensed when incurred.  Total research and development costs for the three months ended September 30, 2015 and 2014 were $153,474 and $3,879 respectively.

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

SEPTEMBER 30, 2015 and JUNE 30, 2015

(unaudited)

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. For the three months ended September 30 2015 and 2014, there were 7,379,158 and 3,000,000 warrants respectively outstanding and fourteen and four convertible notes payable that are convertible into 228,300,369 and 18,823,721 common shares respectively which are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after September 30, 2015 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations. The Company is evaluating the following at September 30, 2015:

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard as of December 31, 2016. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its Consolidated Balance Sheet, but expects that as of September 30, 2015 this guidance would not have a material effect on the consolidated balances current presentation.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  For the three months ended September 30, 2015, the Company had no revenues and had a net loss of $838,894 and net cash used in operations of $627,235. Additionally, as of September 30, 2015, the Company had a working capital deficit, stockholders' deficit and accumulated deficit of $3,187,551, $3,182,344, and $21,804,565 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated unaudited financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and JUNE 30, 2015

(unaudited)

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

NOTE 3 – DUE TO DIRECTORS - RELATED PARTIES

Due to directors - related parties represents unsecured advances made by the directors for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company are due upon demand.  The Company is currently not being charged interest under these advances. The total amount owed these directors at September 30, 2015 and June 30, 2015 is $31,994 and $35,108 respectively.

NOTE 4 – LOANS

Loans from Directors and Officer - Related Parties

Loans from Directors and an Officer at September 30, 2015 and June 30, 2015 were $59,360 and $79,416, respectively.  The loans bear no interest and are all past their due date and in default. The Company repaid cash of $13,549 (AUD$18,652) of these loans during the three months ended September 30, 2015.

Other Loans from Unrelated Parties

As of June 30, 2015, other loans from unrelated parties balance was $27,558. During the three months ended September 30, 2015, the Company repaid cash of $19,613 (AUD$27,000) and a foreign currency transaction gain of $1,667 resulting in a balance of $6,278 as of September 30, 2015.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes at September 30, 2015 were as follows:

Convertible notes and debenture	$1,773,500
Unamortized discounts	(448,532)
Accrued interest	57,295
Premium	766,637
Convertible notes, net	$2,148,900

On August 6, 2014 (execution date), the Company executed a convertible promissory note in the principal sum of $250,000, with an original issue discount (“OID”) of $25,000. The consideration to be paid to the Lender shall be equal to the consideration actually paid by the Lender plus prorated interest and any other fees that the Company shall be required to pay. The original issue discount shall also be prorated based on the actual consideration received to equal approximately 10% of the consideration received. If the Company repays a consideration payment on or before the first 90 days from the effective date of that payment, the interest rate on that payment of consideration will be 0%. If the Company does not repay a payment on or before the 90 days, the Company will incur a one-time interest charge of 12% on the principal amount of the loan. Upon execution of the note, the note holder made an initial payment of $25,000 (net of a $2,500 OID) to the Company of the total consideration. The maturity date is two years from the date of each payment to the Company, and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The note is convertible, at the option of the investor, to common stock of the Company at any time after the effective date at the lesser of $0.09 or 60% of the lowest trade price in the 25 trading days prior to the conversion. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). As of September 30, 2015, the Company didn’t repay the consideration and therefore incurred a 12% interest charge. Accrued interest as of September 30, 2015 was $2,965 and no further funding other than the above mentioned $25,000 has been received under the $250,000 note.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and JUNE 30, 2015

(unaudited)

On February 10, 2015, the Company issued a convertible note payable for $45,000 with an OID of $7,500. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is February 10, 2016. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days prior to the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. During the three months ended September 30, 2015, the Company has accreted the remaining $9,409 of the put premium as $27,409 had been accreted at June 30, 2015, resulting in the put premium being fully expensed. During the three months ended September 30, 2015, the Company converted $45,000 of principal and accrued interest of $1,887 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $36,818 reduction of the put premium. As of September 30, 2015, this note was fully converted.

On February 17, 2015, the Company issued a second convertible note payable for $45,000 with an OID of $7,500. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is February 17, 2016. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days prior to the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. During the three months ended September 30, 2015, the Company has accreted the remaining $9,409 of the put premium as $27,409 had been accreted at June 30, 2015, resulting in the put premium being fully expensed. During the three months ended September 30, 2015, the Company converted $45,000 of principal and accrued interest of $2,229 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $36,818 reduction of the put premium. As of September 30, 2015, this note was fully converted.

On March 12, 2015, the Company issued a third convertible note payable for $170,500 with an OID of $13,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is March 12, 2016. The note is convertible at the option of the holder at any time at a rate of 55% of the Company’s common stock for the average of the lowest three trading prices in the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $139,500 put premium. During the three months ended September 30, 2015, the Company converted $15,000 of principal and accrued interest of $667 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $12,273 reduction of the put premium. Accrued interest as of September 30, 2015 was $6,919.

On March 20, 2015, the Company issued a fourth convertible note payable for $150,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is March 20, 2016. The note is convertible at the option of the holder at any time at a rate of 55% of the lowest trading bid price of the Company’s common stock for the average of the lowest three trading priced in the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $122,727 put premium. Accrued interest as of September 30, 2015 was $6,411.

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

SEPTEMBER 30, 2015 and JUNE 30, 2015

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

On February 15, 2015, in connection with a six-month consulting agreement, the Company issued a convertible promissory note for $90,000 as compensation for services to be rendered. The Company agreed to pay 5% interest per annum on the principal amount and the maturity date is August 15, 2015. The note is convertible at the option of the holder at any time after issuance of note at a rate of 60% of the lowest trading price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company fully expensed a $60,000 put premium. Accrued interest as of September 30, 2015 was $2,811.

On March 12, 2015, the Company issued a convertible promissory note for $104,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is December 16, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 58% of the average lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $75,310 put premium over 180 days from the execution of the convertible note. On July 15, 2015, the Company repaid cash of $137,915 as payment in full of $104,000 of principal and accrued interest of $2,872 resulting in $31,043 of a prepayment penalty which was expensed as interest expense. During the three months ended September 30, 2015, the Company has accreted $6,276 of the put premium as $46,441 had been accreted at June 30, 2015 and this repayment resulted in a $22,593 reduction of the remaining put premium. As of September 30, 2015, this note was paid in full.

On March 12, 2015, in connection with a two-year consulting agreement, the Company issued a convertible promissory note for $60,000 as compensation for services to be rendered. The Company agreed to pay 10% interest per annum on the principal amount and the maturity date is March 11, 2017. The note is convertible, at the option of the holder, at any time after the effective date at the lesser of $0.0175 or 75% of the volume weighted average of the lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). Accrued interest as of September 30, 2015 was $3,337.

On April 20, 2015, the Company issued a convertible note payable for $17,500. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is April 20, 2016. The note is convertible at the option of the holder at any time at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $14,318 put premium. Accrued interest as of September 30, 2015 was $625.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and JUNE 30, 2015

(unaudited)

On April 24, 2015, the Company received payment of the Note Receivable of $45,000, less the OID of $7,500, that offsets the Back-End Note that was issued on February 10, 2015. Proceeds from the Note Receivable of $2,250 were paid directly to legal fees resulting in net cash proceeds of $35,250 received by the Company. This Back-End Note is related to the initial convertible note that was issued on February 10, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. During the three months ended September 30, 2015, the Company has accreted the remaining $22,909 of the put premium as $13,909 had been accreted at June 30, 2015, resulting in the put premium being fully expensed. During the three months ended September 30, 2015, the Company converted $45,000 of principal and accrued interest of $1,765 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $36,818 reduction of the put premium. As of September 30, 2015, this note was fully converted.

On April 24, 2015, the Company received payment of the Note Receivable of $45,000, less the OID of $7,500, that offsets the Back-End Note that was issued on February 17, 2015. Proceeds from the Note Receivable of $2,250 were paid directly to legal fees resulting in net cash proceeds of $35,250 received by the Company. This Back-End Note is related to the initial convertible note that was issued on February 17, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. Through September 30, 2015, the Company has accreted $32,727 of the put premium. Accrued interest as of September 30, 2015 was $1,578.

On April 27, 2015, the Company received payment of the Note Receivable of $170,500, less the OID of $13,000, that offsets the Back-End Note that was issued on March 12, 2015. Proceeds from the Note Receivable of $7,500 were paid directly to legal fees resulting in net cash proceeds of $150,000 received by the Company. This Back-End Note is related to the initial convertible note that was issued on March 12, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $139,500 put premium. Accrued interest as of September 30, 2015 was $5,867.

On May 19, 2015, the Company entered into a Securities Purchase Agreement (“SPA”), to issue a series of nine back end convertible notes in the principal sum of $782,500, pursuant to the SPA, the Company issued to the lender nine convertible promissory notes termed "Back-End Notes", in the amounts of $37,500 ("Back-End Note 1"), $37,500 ("Back-End Note 1")$37,500 ("Back-End Note 1"), $37,500 ("Back-End Note 2"), $157,500 ("Back-End Note 3"), $150,000 ("Back-End Note 4"), $17,500 ("Back-End Note 5"), $37,500 ("Back-End Note 6"), $37,500 ("Back-End Note 7"), $157,500 ("Back-End Note 8") and $150,000 ("Back-End Note 9"). These notes have the same terms as the initial convertible notes. Each Back-End Note shall initially be paid for by an offsetting promissory note issued to the Company by the lender ("Note Receivable") provided that prior to the conversion of the Back-End Notes, the holders must have paid off the Notes Receivable in cash. Each Note Receivable is due on May 19, 2016, unless the Company does not meet the “current public information” requirement pursuant to Rule 144, in which case both the Back-End Notes and the Notes Receivable may both be cancelled. Each Note Receivable is initially secured by the pledge of the Back-End Notes, but may be exchanged for other collateral with an appraised value of at least the principal amount of the note less the OID, upon Company’s approval following a three (3) day written notice to the Company. The term of the Notes Receivable and the Back-End Notes are one year, upon which the outstanding principal and interest is payable. The amounts funded plus accrued interest under Back-End Notes are convertible into common stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Back-End Notes), at a conversion price equal to 55% of the lowest trading bid price in the ten (10) trading days prior to the conversion. The $37,500, $157,500 and $157,500 Back-End Notes (an aggregate total principal of $352,500) were issued as noted below.

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

SEPTEMBER 30, 2015 and JUNE 30, 2015

(unaudited)

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

On June 2, 2015, the Company received payment of the Note Receivable of $150,000 that offsets the Back-End Note that was issued on March 20, 2015. Proceeds from the Note Receivable of $7,500 were paid directly to legal fees resulting in net cash proceeds of $142,500 received by the Company. This Back-End Note is related to the initial convertible note that was issued on March 20, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $122,727 put premium. Accrued interest as of September 30, 2015 was $5,162.

On June 4, 2015 (execution date), the Company executed a convertible promissory note in the principal sum of $1,215,000, with an OID of $110,000. The consideration to be paid to the lender shall be equal to the consideration actually paid by the lender plus prorated interest and any other fees that the Company shall be required to pay. The original issue discount shall also be prorated based on the actual consideration received to equal approximately 10% of the consideration received. The Company agreed to pay 10% interest per annum on the principal amount and the maturity date is ten months from the date of each payment to the Company, and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The note is comprised of an initial cash purchase of $335,000 (includes $30,000 of OID and $5,000 for legal fees) (“Initial Note”), a Secured Investor Note of $220,000 (includes $20,000 of OID) (“Secured Investor Note”) and three Investor Notes of $220,000 each (include $20,000 of OID each) (“Investor Notes”). The Secured Investor Note is secured by the lender’s 40% membership interest in a certain LLC. The Company will accrue 10% interest per annum on the unpaid principal amount of the Secured Investor Note and the three Investor Notes as defined in the agreements. Upon execution of the note, the note holder made an initial cash payment of $300,000 (net of a $30,000 OID and $5,000 for legal fees) to the Company of the total consideration and issued the Secured Investor Note and three Investor Notes to the Company. On July 13, 2015, the Company received payment of the Secured Investor Note of $220,000 less OID of $20,000, that was issued on June 4, 2015. The Company received interest proceeds of $1,997 from the Secured Investor Note resulting in net cash proceeds of $201,997 received by the Company. The Initial Note and the Secured Investor Note are convertible, at the option of the lender, to common stock of the Company at any time after the effective date at a price of $0.07 per share, which represents fair value at execution date. These notes were determined to be derivative instruments due to the variable conversion price of the notes which is initially $0.07 and subject to adjustment if the Company’s market capitalization falls below $3,000,000 at any time. These notes were bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). Accrued interest as of September 30, 2015 was $15,593. Since the Investor Notes are not convertible until they are paid in cash to the Company and also not for 180 days from the note dates, the remaining principal of this note and the Investor Notes and related accrued interest receivable and payable have been netted for presentation purposes on the accompanying consolidated balance sheet.

On July 14, 2015, the Company received payment of three Note Receivables of $352,500, that offset three of the Back-End Notes that were issued on May 19, 2015. Proceeds from the Note Receivables of $17,690 were paid directly to legal fees resulting in net cash proceeds of $334,810 received by the Company. These Back-End Note are related to the initial convertible notes that was issued on May 19, 2015 and have the same terms as previously discussed. As a result, these Back-End Notes are now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. These convertible notes are treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $288,409 put premium over 180 days from the execution of the convertible notes. Through September 30, 2015, the Company has accreted $147,409 of the put premium. Accrued interest as of September 30, 2015 was $6,026.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and JUNE 30, 2015

(unaudited)

The Company recorded $220,000 and $30,000 of debt discounts for fees paid to lenders related to the above note issuances during the three months ended September 30, 2015 and 2014 respectively. The debt discounts are being amortized over the term of the debt. Amortization of the debt discounts for the three months ended September 30, 2015 and 2014 was $186,935 and $10,171 respectively.

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

Shares issued for services

On June 4, 2015, the Company entered into an agreement with a consultant to provide services over a six month period in exchange for 500,000 shares of common stock. The Company valued the 500,000 shares based on the market price on the agreement date of $0.0706 and will recognize $35,300 of consulting expense through the term of the agreement. On July 2, 2015 the Company issued the 500,000 shares of this agreement. The Company has recorded $17,746 of consulting expense for the three months ended September 30, 2015.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and JUNE 30, 2015

(unaudited)

On August 26, 2015, the Company issued 560,000 shares of common stock to a consultant as compensation for a six month period consulting service. The Company valued the 560,000 shares based on the market price on the issuance date of $0.04. The Company has recorded $4,261 of consulting expense for the three months ended September 30, 2015.

On September 8, 2015, the Company issued 600,000 shares of common stock to a member of the Company’s Scientific Advisory Board. The Company valued the 600,000 shares based on the market price on the issuance date of $0.0369.

Additionally, during the three months ended September 30, 2015, the Company recognized $281,313 of consulting expense for prepaid services related to shares issued in fiscal 2015.

On July 24, 2015, the Company entered into an agreement with a consultant to provide services over a six month period. The Company agreed to issue the consultant 8,000,000 shares of common stock. The Company valued the 8,000,000 shares based on the market price on the agreement date of $0.0435 and is recognizing $348,000 of consulting expense through the term of the agreement. On October 8, 2015, the Company issued the 8,000,000 shares of this agreement. The Company has recorded $128,609 of consulting expense for the three months ended September 30, 2015 related to this agreement.

Shares issued for conversion of convertible debt

On August 14, 2015, pursuant to a conversion notice, $20,500 of principal and interest was converted at $0.02365 into 866,796 shares of common stock (See Note 5).

On August 14, 2015, pursuant to a conversion notice, $20,802 of principal and interest was converted at $0.02365 into 879,585 shares of common stock (See Note 5).

On August 26, 2015, pursuant to a conversion notice, $26,068 of principal and interest was converted at $0.018425 into 1,414,843 shares of common stock (See Note 5).

On September 1, 2015, pursuant to a conversion notice, $25,723 of principal and interest was converted at $0.018425 into 1,396,108 shares of common stock (See Note 5).

On September 4, 2015, pursuant to a conversion notice, $15,648 of principal and interest was converted at $0.018425 into 849,263 shares of common stock (See Note 5).

On September 16, 2015, pursuant to a conversion notice, $15,687 of principal and interest was converted at $0.018975 into 826,726 shares of common stock (See Note 5).

On September 18, 2015, pursuant to a conversion notice, $15,694 of principal and interest was converted at $0.017875 into 877,969 shares of common stock (See Note 5).

On September 22, 2015, pursuant to a conversion notice, $15,638 of principal and interest was converted at $0.01716 into 911,294 shares of common stock (See Note 5).

Warrants:

As of September 30, 2015, there were 7,379,158 warrants outstanding and exercisable with expiration dates commencing September 2018 – May 2020. No warrants were granted during the three months ended September 30, 2015.

NOTE 7 – COMMITMENTS AND CONTINGIENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  The Company is presently in litigation with JMJ Financial Inc., a Florida corporation (“JMJ”), in the Circuit Court of Dade County, Florida. JMJ is claiming funds due under a convertible promissory note of Twenty Five thousand Dollars ($25,000.00). The Company is actively defending all allegations made by JMJ, and has lodged a counter claim against the plaintiff. The parties are currently negotiating for a possible settlement, and a mediation is expected to be scheduled in December 2015 to determine a settlement. The Company does not believe the result of this litigation matter will have a material adverse effect on our financial conditions or results of operations.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and JUNE 30, 2015

(unaudited)

Operating Agreements

In November 2009, the Company entered into a commercialization agreement whereby the Company agreed to pay royalties of 2% of net revenues.  Additionally, the Company agreed to pay 5% of each and every license agreement subscribed for.  The contract is cancellable at any time by either party.  To date, no amounts are owed under the agreement.

Operating Leases

On May 1, 2015, the Company moved to new premises. On May 1, 2015, the Company entered into a month to month lease agreement with new landlord with a monthly rental fee of approximately $2,200 AUD and requiring a three month notice, by either party, to terminate agreement.

Rent expense for the three months ended September 30, 2015 and 2014 were $4,938 and $2,777 respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of September 30, 2015 and June 30, 2015, the Company owed certain directors a total of $59,360 and $79,416 respectively, for money loaned to the Company throughout the years. The loan balance owed at September 30, 2015 was not interest bearing (See Note 4).

As of September 30, 2015 and June 30 2015, the Company owed two directors a total of $31,994 and $35,108, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 3).

NOTE 9 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia.  Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through September 30, 2015.

Receivable Concentration

As of September 30, 2015 and June 30, 2015, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

Product and Patent Concentration

As of September 30, 2015 the Company was undertaking preclinical activities for their lead product. The Company was also undertaking research to uncover the mechanism of action of their lead product in order to screen new compounds for development.

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

SEPTEMBER 30, 2015 and JUNE 30, 2015

(unaudited)

Further provisional patent filings are also expected to be filed to capture and protect additional patentable subject matter that is identified, namely further enhanced formulations, combination treatments, use of recombinant products, modes of action and molecular targets.

Foreign Operations

As of September 30, 2015 and June 30, 2015, the Company's operations are based in Australia.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS and FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has 3,000,000 warrants and $555,000 of convertible debt with repricing options and $87,500 of convertible debt with variable conversion pricing outstanding at September 30, 2015.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black Scholes (“BSM”) option pricing model. The closing price of the Company’s common stock at September 30, 2015 was $0.0289. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at September 30, 2015, are indicated in the table that follows. The volatility for initial valuation was based on comparative company’s methods since the Company’s stock is very thinly traded and historical volatility at September 30, 2015, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants

September 30, 2015
Volatility	216%
Expected remaining term	3
Risk-free interest rate	1.37%
Expected dividend yield	none

Convertible Debt

	Initial Valuations (on new derivative instruments entered during the three months ended September 30, 2015)	September 30, 2015
Volatility	408%	414%
Expected Remaining Term	0.83	0.51 - 1.45
Risk Free Interest Rate	0.7%	0.6%
Expected dividend yield	none	none

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and JUNE 30, 2015

(unaudited)

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the BSM option pricing model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2015:

	Balance at	Quoted Prices	Significant
	September	in Active	Other	Significant
	30,	Markets for	Observable	Unobservable
	2015	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Embedded conversion option liabilities	$350,063	$—	$—	$350,063
Fair value of liability for warrant derivative instruments	$86,662	$—	$—	$86,662
Total	$436,725	$—	$—	$436,725

The following is a roll forward for the three months ended September 30, 2015 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments

Balance at June 30, 2015	$1,049,929
Effects of foreign currency exchange rate changes	(17,351)
Initial fair value of embedded conversion option derivative liability recorded as debt discount	200,000
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of ECO	4,610
Change in fair value included in statements of operations	(800,463)
Balance at September 30, 2015	$436,725

NOTE 11 – SUBSEQUENT EVENTS

On October 1, 2015, the Company received cash of $1,150,000 ($1,200,000 less $50,000 of legal fees) for the Promissory Note issued on September 24, 2015. On September 24, 2015, (the “Issuance Date”), the Company entered into a Promissory Note with a Lender whereby the Lender loaned the Company $1,200,000 in exchange for the issuance of a Promissory Note (the “Promissory Note”). The Company issued the Promissory Note with a principal amount of $1,200,000 to the Lender. The Promissory Note has a maturity date of the earlier of: (i) the date on which the Company closes a subsequent equity offering in an amount greater than the principal amount of the Promissory Note; or (ii) June 24, 2016. On its face, the Promissory Note does not accrue any interest. In the event that the Lender does not proceed with a subsequent financing, beginning on the 46th day following the Issuance Date, the Note will have a one-time interest adjustment of $180,000 on the outstanding principal of the Promissory Note. Additionally, if the Lender does not wish to proceed with a subsequent financing, the Promissory Note will also be convertible into common stock at the lower of (i) $0.0346; or (ii) a twenty percent (20%) discount to the average of the two lowest closing prices of the common stock in the five trading days prior to the date of conversion. In connection with the Promissory Note, the Company entered into a Security Agreement dated September 24, 2015 with the Lender whereby the Company agreed to grant to Lender an unconditional and continuing, first priority security interest in all of the assets and property of the Company to secure the prompt payment, performance and discharge in full of all of Company’s obligations under the Promissory Note, provided, however that in the event the Lender does not proceed with a subsequent financing, any and all security interests shall be removed.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and JUNE 30, 2015

(unaudited)

Securities Purchase Agreement

On October 28, 2015 (the “Closing Date”), the Company entered into a securities purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with Delafield Investments Limited (the “Purchaser”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Purchaser will invest $4,000,000 (“Investment Amount”) in exchange for a Convertible Debenture (the “Debenture”) in the principal amount of $4,400,000 (the “Principal Amount”) and warrants to purchase an aggregate of 26,190,476 shares of the Company’s common stock, par value $0.001 per share, for an exercise price of $0.60 per share for a period of four (4) years from the Closing Date (the “Warrants”). Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Debenture and Warrant to the Purchaser.

Under the terms of the Purchase Agreement, the Purchaser agreed to deliver the Promissory Note entered into by the Company and Purchaser on September 24, 2015 with a principal amount of $1,200,000 (the “Prior Note”). The parties further agreed that the Prior Note was deemed cancelled upon the delivery by the Purchaser to the Company and the amount of the Prior Note is included in the Investment Amount under the Purchase Agreement.

Under the terms of the Purchase Agreement and Debenture, $2,800,000 of the Investment Amount will be deposited into a deposit control account and such amount will remain in the deposit control account pending the achievement of certain milestones by the Company and the satisfaction of certain equity conditions set forth in the Debenture. Additionally, under the Debenture, the Principal Amount will be reduced by $25,000 if the Company files a registration statement with the SEC within 30 days following the Closing Date. The Principal Amount will be reduced by an additional $25,000 if the registration statement is deemed effective within 100 days after the Closing Date.

The Purchase Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties. The Company also agreed to pay up to $50,000 of reasonable attorneys’ fees and expenses incurred by the Purchaser in connection with the transaction. The Purchase Agreement also provides for indemnification of the Purchaser and its affiliates in the event that the Purchaser incurs losses, liabilities, obligations, claims, contingencies, damages, costs and expenses related to a breach by the Company of any of its representations, warranties or covenants under the Purchase Agreement.

Debenture

The Debenture has a 10% original issue discount and matures on October 28, 2016. The Principal Amount of the Debenture accrues interest at the rate of 5% per annum, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Debenture is convertible at any time, in whole or in part, at the Purchaser’s option into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price equal to $0.042, which is the volume weighted average price of the Company’s Common Stock five days prior to the execution of the Debenture (subject to adjustment) (the “Conversion Price”). At any time after the effective date of the registration statement, the Purchaser has the opportunity to convert up to an aggregate of $2,090,000 of the Debenture, at one or more conversion dates, into shares of Common Stock at a conversion price equal to the VWAP of the Common Stock over the five (5) trading days prior to such Effective Date. The Purchaser option to convert at such a conversion price expires when the Purchaser converts an aggregate of $2,090,000 of the Debenture using such conversion price. If the volume weighted average price of the Company Common Stock on any trading day is less than the Conversion Price, the Purchaser may convert at a price per share equal to a twenty percent (20%) discount to the average of the two lowest closing prices during the five trading days prior to the date of conversion. At no time will the Purchaser be entitled to convert any portion of the Debenture to the extent that after such conversion, the Purchaser (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and JUNE 30, 2015

(unaudited)

The Debenture includes customary event of default provisions, and provides for a default interest rate of 18%. Upon the occurrence of an event of default, the Purchaser may convert the Debenture into shares of Common Stock at a price per share equal to a thirty percent (30%) discount to the average volume weighted average price of the shares for the three trading days prior to conversion.

Subject to the conditions set forth in the Debenture, the Company has the right at any time to redeem some or all of the total outstanding amount then remaining under the Debenture in cash at a price equal to 125% of the total amount of the Debenture outstanding on the twentieth (20th) trading date following the date the Company delivers notice of such redemption to the Purchaser.

Warrant

The Warrants are exercisable in whole or in part, at an initial exercise price per share of $0.60, subject to adjustment. The exercise price and number of shares of the Company’s common stock issuable under the Warrants (the “Warrant Shares”) are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings and pro rata distributions. Any adjustment to the exercise price shall similarly cause the number of warrant shares to be adjusted so that the total value of the Warrants may increase. In the event that the Warrant Shares are not included in an effective registration statement, the Warrants may be exercised on a cashless basis.

Registration Rights Agreement

In connection with the execution of the Purchase Agreement, on the Closing Date, the Company and the Purchaser also entered into a registration rights agreement dated as of the Closing Date (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company has agreed to file an initial registration statement (“Registration Statement”) with the SEC to register the resale of the Common Stock into which the Debenture may be converted or the Warrant may be exercised, within 30 days following the Closing Date. The Registration Statement must also be declared effective by the 100th calendar day after the Closing Date, subject to a 20-day extension as requested by the Company and consented to by the Purchaser.

If at any time all of the shares of Common Stock underlying the Debenture or the Warrant are not covered by the initial Registration Statement, the Company has agreed to file with the SEC one or more additional Registration Statements so as to cover all of the shares of Common Stock underlying the Debenture or the Warrant not covered by such initial Registration Statement, in each case, as soon as practicable, but in no event later than the applicable filing deadline for such additional Registration Statements as provided in the Registration Rights Agreement.

Security Agreement

In connection with the Purchase Agreement, the Company entered into a Security Agreement dated as of even date therewith with the Purchaser whereby the Company agreed to grant to Purchaser an unconditional and continuing, first priority security interest in all of the assets and property of the Company to secure the prompt payment, performance and discharge in full of all of Company’s obligations under the Debentures, Warrants and the other transaction documents until ten days following the such time as the Registration Statement is declared effective by the SEC and the equity conditions set forth in the Debenture are met.

Shares issued for conversion of convertible debt

On October 1, 2015, pursuant to a conversion notice, $26,635 of principal and interest was converted at $0.012375 into 2,152,289 shares of common stock (See Note 5).

On October 7, 2015, pursuant to a conversion notice, $31,374 of principal and interest was converted at $0.012375 into 2,535,293 shares of common stock (See Note 5).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2015 and JUNE 30, 2015

(unaudited)

On October 13, 2015, pursuant to a conversion notice, $109,004 of principal and interest was converted at $0.012375 into 8,808,435 shares of common stock (See Note 5).

On October 13, 2015, pursuant to a conversion notice, $104,712 of principal and interest was converted at $0.012375 into 8,461,602 shares of common stock (See Note 5).

On October 15, 2015, pursuant to a conversion notice, $50,000 of principal and interest was converted at $0.01 into 5,000,000 shares of common stock (See Note 5).

Shares issued for services

On October 1, 2015, the Company entered into an agreement with a consultant to provide services over a one year period. The Company agreed to issue the consultant 1,500,000 shares of common stock and an additional 1,500,000 shares of common stock on April 1, 2016 unless the Company terminates the agreement. The Company valued the 1,500,000 shares based on the market price on the agreement date of $0.031 and will amortize the $46,500 over the one year term of the agreement.

On October 1, 2015, the Company issued 1,100,000 shares of common stock to a consultant related to above agreement.

On October 1, 2015, the Company issued 400,000 shares of common stock to a consultant related to above agreement.

On October 8, 2015, the Company issued 8,000,000 shares of common stock to a consultant related to the agreement dated on July 24, 2015 (See Note 6).

On October 16, 2015, the Company issued 4,000,000 shares of common stock to a consultant. The Company valued the 4,000,000 shares based on the market price on the issuance date of $0.0415 and will amortize the $166,000 over the six month term of the agreement.

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

You should read the following discussion and analysis in conjunction with the unaudited Consolidated Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

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

Recent Development – Magna Financing

On September 24, 2015 (the “Issuance Date”), we entered into a Promissory Note with a Lender whereby the Lender loaned us $1,200,000 in exchange for the issuance of a Promissory Note (the “Promissory Note”). On October 1, 2015, we received cash of $1,150,000 ($1,200,000 less $50,000 of legal fees) for the Promissory Note.

Promissory Note

We issued a Promissory Note with a principal amount of $1,200,000 to the Lender. The Promissory Note has a maturity date of the earlier of: (i) the date on which we close a subsequent equity offering with the Lender in an amount greater than the principal amount of the Note; or (ii) June 24, 2016. On its face, the Promissory Note does not accrue any interest. In the event that the Lender does not proceed with a subsequent financing with us, beginning on the 46th day following the Issuance Date, the Promissory Note will have a one-time interest adjustment of $180,000 on the outstanding principal of the Promissory Note. Additionally, if the Lender does not wish to proceed with a subsequent financing, the Promissory Note will also be convertible into common stock at the lower of (i) $0.0346; or (ii) a twenty percent (20%) discount to the average of the two lowest closing prices of the common stock in the five trading days prior to the date of conversion.

Security Agreement

In connection with the Promissory Note, we also entered into a Security Agreement dated September 24, 2015 with the Lender whereby we agreed to grant to Lender an unconditional and continuing, first priority security interest in all of the assets and property of our Company to secure the prompt payment, performance and discharge in full of all of our obligations under the Promissory Note, provided, however that in the event the Lender does not proceed with a subsequent financing, any and all security interests shall be removed.

Securities Purchase Agreement

On October 28, 2015 (the “Closing Date”), we entered into a securities purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with Delafield Investments Limited (the “Purchaser”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Purchaser will invest $4,000,000 (“Investment Amount”) in exchange for a Convertible Debenture (the “Debenture”) in the principal amount of $4,400,000 (the “Principal Amount”) and warrants to purchase an aggregate of 26,190,476 shares of the Company’s common stock, par value $0.001 per share, for an exercise price of $0.60 per share for a period of four (4) years from the Closing Date (the “Warrants”). Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Debenture and Warrant to the Purchaser.

Under the terms of the Purchase Agreement, the Purchaser agreed to deliver the Promissory Note entered into by us and Purchaser on September 24, 2015 with a principal amount of $1,200,000 (the “Prior Note”). The parties further agreed that the Prior Note was deemed cancelled upon the delivery by the Purchaser to us and the amount of the Prior Note is included in the Investment Amount under the Purchase Agreement.

Under the terms of the Purchase Agreement and Debenture, $2,800,000 of the Investment Amount will be deposited into a deposit control account and such amount will remain in the deposit control account pending the achievement of certain milestones by the Company and the satisfaction of certain equity conditions set forth in the Debenture. Additionally, under the Debenture, the Principal Amount will be reduced by $25,000 if the Company files a registration statement with the SEC within 30 days following the Closing Date. The Principal Amount will be reduced by an additional $25,000 if the registration statement is deemed effective within 100 days after the Closing Date.

The Purchase Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties. The Company also agreed to pay up to $50,000 of reasonable attorneys’ fees and expenses incurred by the Purchaser in connection with the transaction. The Purchase Agreement also provides for indemnification of the Purchaser and its affiliates in the event that the Purchaser incurs losses, liabilities, obligations, claims, contingencies, damages, costs and expenses related to a breach by the Company of any of its representations, warranties or covenants under the Purchase Agreement.

Debenture

The Debenture has a 10% original issue discount and matures on October 28, 2016. The Principal Amount of the Debenture accrues interest at the rate of 5% per annum, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Debenture is convertible at any time, in whole or in part, at the Purchaser’s option into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price equal to $0.042, which is the volume weighted average price of the Company’s Common Stock five days prior to the execution of the Debenture (subject to adjustment) (the “Conversion Price”). At any time after the effective date of the registration statement, the Purchaser has the opportunity to convert up to an aggregate of $2,090,000 of the Debenture, at one or more conversion dates, into shares of Common Stock at a conversion price equal to the VWAP of the Common Stock over the five (5) trading days prior to such Effective Date. The Purchaser option to convert at such a conversion price expires when the Purchaser converts an aggregate of $2,090,000 of the Debenture using such conversion price. If the volume weighted average price of the Company Common Stock on any trading day is less than the Conversion Price, the Purchaser may convert at a price per share equal to a twenty percent (20%) discount to the average of the two lowest closing prices during the five trading days prior to the date of conversion. At no time will the Purchaser be entitled to convert any portion of the Debenture to the extent that after such conversion, the Purchaser (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date.

The Debenture includes customary event of default provisions, and provides for a default interest rate of 18%. Upon the occurrence of an event of default, the Purchaser may convert the Debenture into shares of Common Stock at a price per share equal to a thirty percent (30%) discount to the average volume weighted average price of the shares for the three trading days prior to conversion.

Subject to the conditions set forth in the Debenture, the Company has the right at any time to redeem some or all of the total outstanding amount then remaining under the Debenture in cash at a price equal to 125% of the total amount of the Debenture outstanding on the twentieth (20th) trading date following the date the Company delivers notice of such redemption to the Purchaser.

The issuance of the Debenture to the Purchaser under the Purchase Agreement was exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D promulgated under the Securities Act (“Regulation D”). The Company made this determination based on the representations of the Purchaser that the Purchaser is an “accredited investor” within the meaning of Rule 501 of Regulation D and has access to information about the Company and its investment.

Warrant

The Warrants are exercisable in whole or in part, at an initial exercise price per share of $0.60, subject to adjustment. The exercise price and number of shares of the Company’s common stock issuable under the Warrants (the “Warrant Shares”) are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings and pro rata distributions. Any adjustment to the exercise price shall similarly cause the number of warrant shares to be adjusted so that the total value of the Warrants may increase. In the event that the Warrant Shares are not included in an effective registration statement, the Warrants may be exercised on a cashless basis.

Registration Rights Agreement

In connection with the execution of the Purchase Agreement, on the Closing Date, the Company and the Purchaser also entered into a registration rights agreement dated as of the Closing Date (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company has agreed to file an initial registration statement (“Registration Statement”) with the SEC to register the resale of the Common Stock into which the Debenture may be converted or the Warrant may be exercised, within 30 days following the Closing Date. The Registration Statement must also be declared effective by the 100th calendar day after the Closing Date, subject to a 20-day extension as requested by the Company and consented to by the Purchaser.

If at any time all of the shares of Common Stock underlying the Debenture or the Warrant are not covered by the initial Registration Statement, the Company has agreed to file with the SEC one or more additional Registration Statements so as to cover all of the shares of Common Stock underlying the Debenture or the Warrant not covered by such initial Registration Statement, in each case, as soon as practicable, but in no event later than the applicable filing deadline for such additional Registration Statements as provided in the Registration Rights Agreement.

Security Agreement

In connection with the Purchase Agreement, the Company entered into a Security Agreement dated as of even date therewith with the Purchaser whereby the Company agreed to grant to Purchaser an unconditional and continuing, first priority security interest in all of the assets and property of the Company to secure the prompt payment, performance and discharge in full of all of Company’s obligations under the Debentures, Warrants and the other transaction documents until ten days following the such time as the Registration Statement is declared effective by the SEC and the equity conditions set forth in the Debenture are met.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after September 30, 2015 are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard will be effective for the Company for annual and interim periods beginning after December 15, 2016. Early adoption is permitted. The Company expects to adopt this new standard as of December 31, 2016 and the Company will continue to assess the impact on its consolidated financial statements.

On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting ” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. The Company does not expect this ASU to have a material impact on its consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. The Company is currently evaluating the impact this guidance will have on its unaudited Consolidated Balance Sheet, but expects that as of September 30, 2015 this guidance would not have a material effect on the consolidated balances current presentation.

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after September 30, 2015 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this form 10-Q. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc Pty Ltd.

For the Three Months Ended September 30, 2015 compared to the Three Months ended September 30, 2014

Revenue

For the three months ended September 30, 2015 and 2014, we generated no revenue because we are currently undertaking research and development activities for market approval and there were no sales generated in this period.

Administration Expense

Administration expenses increased to $848,979 for the three months ended September 30, 2015 as compared with $231,482 for the three months ended September 30, 2014. This increase is primarily attributable to an increase in stock based expenses of approximately $415,000, an increase in wages and benefits of $108,000 and an increase in professional fees of approximately $76,000 during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Occupancy Expense

Occupancy expense increased by approximately $2,100 to $4,938 for the three months ended September 30, 2015. On May 1, 2015, we moved to new premises. On May 1, 2015, we entered into a month to month lease agreement with new landlord with a monthly rental fee of approximately $2,200 AUD. The increase is primarily attributable to an increase in monthly rent expense as compared to prior year period.

Research and Development Expenses

Research and development was $153,474 for the three months ended September 30, 2015 as compared with $3,879 for the three months ended September 30, 2014. Research and development expenditures are primarily attributable to completing animal efficacy models on PRP and to completing the manufacturing, production of drug substance and product for preclinical and clinical trials, as well as undertaking formal toxicology studies and non clinical development. We are looking to raise sufficient capital to undertake the next stage of development for our current programs. We continue to expend our efforts to continue creating value by completing our patent filings and publishing our scientific discoveries, and we are negotiating with third parties to assist with raising the capital needed to complete our planned research and development activities.

Interest Expense/Income

Interest expense decreased to $418,644 for the the three months ended September 30, 2015 as compared with $548,479 for the three months ended September 30, 2014.  Interest expense is primarily comprised of $70,000 face interest, $187,000 debt discount amortization, and $237,000 accretion of debt premium. This decrease is primarily attributable to the decrease in premium from liability agreement offset by an increased number of interest bearing loans made to the Company during the three months ended September 30, 2015.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities increased to $795,853 for the three months ended September 30, 2015 as compared with $114,536 for the three months ended September 30, 2014. This increase is primarily attributable to an increase in the issuance of convertible notes with repricing options and variable conversion pricing and an increase in our stock price during the three months ended September 30, 2015.

Foreign Currency Transaction Loss

Foreign currency transaction loss increased to $210,739 for the three months ended September 30, 2015 as compared with $24,957 for the three months ended September 30, 2014. The increase in foreign currency transaction loss is primarily attributable to a stronger US Dollar versus the Australian Dollar and increased operating activities in Australia during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.

Net loss

Net loss increased to $838,894 for the three months ended September 30, 2015 as compared with $783,300 for the three months ended September 30, 2014. The increase is primarily attributable to an increase in operating expenses of approximately $769,000 and an increase in foreign currency loss of approximately $186,000 offset by a decrease in interest expense of approximately $130,000, an increase in the gain related to a change in fair value of derivative liability of approximately $681,000, a decrease in other expenses of approximately $50,000 and a decrease in loss on debt settlements of approximately $36,000.

Liquidity and Capital Resources

	For the Three Months Ended September 30,
	2015	2014
Net cash used in operating activities	$(627,235)	$(99,810)
Net cash used in investing activities	$(679)	$-
Net cash provided by financing activities	$415,338	$16,139

Net cash used in operations was $627,235 for the three months ended September 30, 2015 compared to $99,810 for the three months ended September 30, 2014. This increase was primarily attributable to an increase in gain on change in derivative liability of approximately $681,000 offset by an increase in accretion of put premiums and amortization of debt discount of approximately $180,000.

Net cash used in investing activities was $679 for the three months ended September 30, 2015 compared to $0 for the three months ended September 30, 2014. This increase was primarily attributable to the purchase of equipment during the three months ended September 30, 2015.

Cash flows provided by financing activities for the three months ended September 30, 2015 were $415,338 compared to $16,139 for the three months ended September 30, 2014. During the three months ended September 30, 2015, we had proceeds from convertible promissory notes of $552,500 offset by repayment of a convertible promissory note of $104,000 and loan repayments to principal stockholder and others of approximately $33,000.

We have substantial capital resource requirements and have incurred significant losses since inception. As of September 30, 2015, we had $77,458 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Although such capital requirements are in excess of what we have in available cash, we recently raised a significant debt financing of approximately $4,000,000 which should give us enough available cash to meet our obligations over the next 12 months.

Related Party Transactions

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of September 30, 2015 and June 30, 2015, the Company owed certain directors a total of $59,360 and $79,416 respectively, for money loaned to the Company throughout the years.

As of September 30, 2015 and June 30 2015, the Company owed two directors a total of $31,994 and $35,108, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property.

Going Concern Qualification

The Company has incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. The Company’s Independent Registered Public Accounting Firm has included a "Going Concern Qualification" in their report for the fiscal years ended June 30, 2015 and 2014.  In addition, the Company has negative working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2015, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is presently in litigation with JMJ Financial Inc., a Florida corporation (“JMJ”), in the Circuit Court of Dade County, Florida. JMJ is claiming funds due under a convertible promissory note of Twenty Five thousand Dollars ($25,000.00). The Company is actively defending all allegations made by JMJ, and has lodged a counter claim against the plaintiff. The parties are currently negotiating for a possible settlement, and a mediation is expected to be scheduled in December 2015 to determine a settlement. The Company does not believe the result of this litigation matter will have a material adverse effect on our financial conditions or results of operations.

Other than above, to the best of our knowledge, there are no other material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On July 13, 2015, the Company received payment of the Secured Investor Note of $220,000 less OID of $20,000, that was issued on June 4, 2015. The Company received interest proceeds of $1,997 from the Secured Investor Note resulting in net cash proceeds of $201,997 received by the Company. The Initial Note and the Secured Investor Note are convertible, at the option of the lender, to common stock of the Company at any time after the effective date at a price of $0.07 per share, which represents fair value at execution date.

On July 14, 2015, the Company received payment of three Note Receivables of $352,500,that offset three of the Back-End Notes that were issued on May 19, 2015. Proceeds from the Note Receivables of $17,690 were paid directly to legal fees resulting in net cash proceeds of $334,810 received by the Company. These Back-End Note are related to the initial convertible notes that was issued on May 19, 2015 and have the same terms as previously discussed. As a result, these Back-End Notes are now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received.

On September 24, 2015, we entered into a Promissory Note with a Lender whereby the Lender loaned us $1,200,000 in exchange for the issuance of a Promissory Note (the “Promissory Note”). On October 1, 2015, we received cash of $1,150,000 ($1,200,000 less $50,000 of legal fees) for the Promissory Note. Under the terms of the Promissory Note, if the Lender does not wish to proceed with a subsequent financing, the Promissory Note will also be convertible into common stock at the lower of (i) $0.0346; or (ii) a twenty percent (20%) discount to the average of the two lowest closing prices of the common stock in the five trading days prior to the date of conversion. The Promissory Note is described in more detailed above under “Recent Development – Magna Financing.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Promissory Note issued to Southridge Partners II, L.P. (“Southridge”) dated July 17, 2014, incorporated by reference to Exhibit 4.11 to the Annual Report on Form 10-K filed on October 14, 2014.
4.2	Promissory Note with Lender dated September 24, 2015, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 29, 2015.
4.3	Debenture dated October 28, 2015, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 3, 2015.
4.4	Warrant dated October 28, 2015, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 3, 2015.
10.1	Settlement Agreement and Stipulation between the Company and Tarpon dated July 18, 2014, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on September 23, 2014.
10.2	Order Granting Approval of Settlement Agreement and Stipulation between the Company and Tarpon dated September 9, 2014, incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K filed on September 23, 2014.
10.3	Form of Equity Purchase Agreement between the Company and Southridge, incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on September 23, 2014.
10.4	Form of Registration Rights Agreement between Company and Southridge, incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K filed on September 23, 2014.
10.5	Security Agreement dated September 24, 2015, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2015.
10.6	Securities Purchase Agreement dated October 28, 2015, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2015.
10.7	Registration Rights Agreement dated October 28, 2015, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 3, 2015.
10.8	Security Agreement dated October 28, 2015, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 3, 2015.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC HEALTH GROUP CORPORATION

Date: November 16, 2015	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

