Form 10-Q
period 2015-12-31
Propanc Health Group Corp
filed 2016-02-16
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2015

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-54878

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 475,610,250 shares of common stock as of February 9, 2016.

PROPANC HEALTH GROUP CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

December 31, 2015

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Propanc Health Group Corporation (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	June 30, 2015
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,168,118	$107,627
GST tax receivable	6,808	11,647
Prepaid expenses and other current assets	327,785	502,616

TOTAL CURRENT ASSETS	1,502,711	621,890

Security deposit	1,606	1,684
Property and equipment, net	3,671	3,494

TOTAL ASSETS	$1,507,988	$627,068

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$107,134	$236,466
Accrued expenses and other payables	43,505	386,311
Convertible notes and related accrued interest, net	1,949,519	1,794,375
Loans payable	2,189	27,558
Embedded conversion option liabilities	2,511,405	780,281
Warrant derivative liability	82,086	269,648
Due to directors - related parties	33,471	35,108
Loans from directors and officer - related parties	54,005	79,416
Employee benefit liability	80,538	71,421

TOTAL CURRENT LIABILITIES	4,863,852	3,680,584

Commitments and Contingencies (See Note 7)	-	-

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.01 par value; 10,000,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	5,000	5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 and 1 share issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	-	-
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 432,719,886 and 347,442,013 shares issued and outstanding as of December 31, 2015 and June 30, 2015, respectively	432,720	347,442
Additional paid-in capital	21,360,201	17,458,745
Accumulated other comprehensive income (loss)	212,847	100,968
Accumulated deficit	(25,366,632)	(20,965,671)

TOTAL STOCKHOLDERS' DEFICIT	(3,355,864)	(3,053,516)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,507,988	$627,068

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2015	2014	2015	2014

REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	996,129	244,431	1,845,108	475,913
Occupancy expenses	4,889	2,567	9,827	5,344
Research and development	142,803	2,443	296,277	6,322
TOTAL OPERATING EXPENSES	1,143,821	249,441	2,151,212	487,579

LOSS FROM OPERATIONS	(1,143,821)	(249,441)	(2,151,212)	(487,579)

OTHER INCOME (EXPENSE)
Interest expense	(1,155,645)	(100,176)	(1,574,289)	(648,655)
Interest income	-	-	2,027	3
Other expense	-	-	-	(50,002)
Change in fair value of derivative liabilities	(1,347,743)	8,206	(551,890)	122,742
Gain (loss) on debt settlements, net	(58,893)	71,147	(58,893)	34,884
Foreign currency transaction gain (loss)	72,035	(157,655)	(138,704)	(182,612)
TOTAL OTHER INCOME (EXPENSE)	(2,490,246)	(178,478)	(2,321,749)	(723,640)

LOSS BEFORE INCOME TAXES	(3,634,067)	(427,919)	(4,472,961)	(1,211,219)

INCOME TAX BENEFIT	72,000	82,440	72,000	82,440

NET INCOME (LOSS)	(3,562,067)	(345,479)	(4,400,961)	(1,128,779)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(146,551)	103,320	111,879	218,137

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$(3,708,618)	$(242,159)	$(4,289,082)	$(910,642)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	399,822,354	95,007,061	375,025,485	85,827,403

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Six Months Ended December 31,
	2015	2014

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,400,961)	$(1,128,779)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	1,122,322	112,268
Issuance of preferred stock for services	-	1,067
(Gain) loss on settlement	58,893	355,000
Settlement fees paid in the form of debt	-	125,000
Other	-	100
Foreign currency transaction loss	(20,509)	-
Depreciation expense	340	-
Amortization of debt discount	1,224,235	117,231
Change in fair value of derivative liabilities	551,890	(122,742)
Accretion of put premium	755,927	165,428
Changes in Assets and Liabilities:
GST receivable	4,296	(1,226)
Prepaid expenses and other assets	(343,259)	-
Accounts payable	(118,305)	46,849
Employee benefit liability	12,447	3,915
Accrued expenses	(324,789)	46,585
Accrued interest	(10,005)	7,308
Other	(744)	-
NET CASH USED IN OPERATING ACTIVITIES	(1,488,222)	(271,996)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(676)	-
NET CASH USED IN INVESTING ACTIVITIES	(676)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayments to principal stockholder	(21,500)	(20,000)
Loan repayments	(23,852)	-
Proceeds from convertible promissory notes	2,977,500	90,000
Repayments of convertible promissory notes	(463,976)	-
Proceeds from issuance of common stock for cash	-	29,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,468,172	99,000

Effect of exchange rate changes on cash	81,217	99,785

NET INCREASE (DECREASE) IN CASH	1,060,491	(73,211)

CASH AT BEGINNING OF PERIOD	107,627	87,799
CASH AT END OF PERIOD	$1,168,118	$14,588

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Prepaid common stock issued for services	$187,532	$134,373
Reduction of put premium related to conversions of convertible note	$636,348	$37,032
Conversion of convertible notes and accrued interest to common stock	$1,762,430	$177,567
Discounts related to warrants issued with convertible debenture	$1,619,075	$-
Discounts related to lender costs	$-	$33,500
Discounts related to derivative liability	$1,005,925	$-
Conversion of loan payable to common stock	$-	$66,389

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended December 31, 2015 and 2014 and cash flows for the six months ended December 31, 2015 and 2014 and our financial position as of December 31, 2015 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(unaudited)

Foreign Currency Translation and Other Comprehensive Income (Loss)

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

Other Comprehensive Income (Loss) for all periods presented, includes only foreign currency translation gains (losses).

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the six months ended December 31, 2015 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2015	$100,968
Foreign currency translation gain	111,879
Ending balance, December 31, 2015	$212,847

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of December 31, 2015 or June 30, 2015.

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

As of December 31, 2015 and June 30, 2015 the Company was owed $6,808 and $11,647 from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, research and development costs are expensed when incurred.  Total research and development costs for the six months ended December 31, 2015 and 2014 were $296,277 and $6,322 respectively.

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

DECEMBER 31, 2015

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. For the six months ended December 31 2015, there were 33,569,634 warrants outstanding and seventeen convertible notes payable that are convertible into 409,272,805 common shares respectively which are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after December 31, 2015 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations. The Company is evaluating or has implemented the following at December 31, 2015:

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

On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. As of December 31, 2015, this ASU has not had a material impact on the unaudited consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. As of December 31, 2015, this ASU has not had a material impact on the unaudited consolidated balances current presentation.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  For the six months ended December 31, 2015, the Company had no revenues and had a net loss of $4,400,961 and net cash used in operations of $1,488,222. Additionally, as of December 31, 2015, the Company had a working capital deficit, stockholders' deficit and accumulated deficit of $3,361,141, $3,355,864, and $25,366,632 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(unaudited)

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

NOTE 3 – DUE TO DIRECTORS - RELATED PARTIES

Due to directors - related parties represents unsecured advances made by the directors for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company are due upon demand.  The Company is currently not being charged interest under these advances. The total amount owed these directors at December 31, 2015 and June 30, 2015 is $33,471 and $35,108 respectively.

NOTE 4 – LOANS

Loans from Directors and Officer - Related Parties

Loans from Directors and an Officer at December 31, 2015 and June 30, 2015 were $54,005 and $79,416, respectively.  The loans bear no interest and are all past their due date and in default. The Company repaid cash of $21,500 (AUD$29,744) of these loans during the six months ended December 31, 2015.

Other Loans from Unrelated Parties

As of June 30, 2015, other loans from unrelated parties balance was $27,558. During the six months ended December 31, 2015, the Company repaid cash of $23,852 (AUD$33,000) and a foreign currency transaction gain of $1,517 resulting in a balance of $2,189 as of December 31, 2015.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes at December 31, 2015 were as follows:

Convertible notes and debenture	$3,630,024
Unamortized discounts	(2,341,232)
Accrued interest	82,802
Premium	577,925
Convertible notes, net	$1,949,519

On August 6, 2014 (execution date), the Company executed a convertible promissory note in the principal sum of $250,000, with an original issue discount (“OID”) of $25,000. The consideration to be paid to the Lender shall be equal to the consideration actually paid by the Lender plus prorated interest and any other fees that the Company shall be required to pay. The original issue discount shall also be prorated based on the actual consideration received to equal approximately 10% of the consideration received. If the Company repays a consideration payment on or before the first 90 days from the effective date of that payment, the interest rate on that payment of consideration will be 0%. If the Company does not repay a payment on or before the 90 days, the Company will incur a one-time interest charge of 12% on the principal amount of the loan. Upon execution of the note, the note holder made an initial payment of $25,000 (net of a $2,500 OID) to the Company of the total consideration. The maturity date is two years from the date of each payment to the Company, and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The note is convertible, at the option of the investor, to common stock of the Company at any time after the effective date at the lesser of $0.09 or 60% of the lowest trade price in the 25 trading days prior to the conversion. The Company didn’t repay the consideration payment on or before the first 90 days from the effective date of that payment and therefore incurred a 12% interest charge. No further funding other than the above mentioned $25,000 has been received under the $250,000 note. On December 10, 2015, the Company repaid cash of $90,000 as payment in full of $27,500 of principal and accrued interest of $3,607 resulting in $58,893 of a penalty which was expensed as loss on debt settlement. As of December 31, 2015, this note was paid in full.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(unaudited)

On February 10, 2015, the Company issued a convertible note payable for $45,000 with an OID of $7,500. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is February 10, 2016. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days prior to the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. During the six months ended December 31, 2015, the Company has accreted the remaining $9,409 of the put premium as $27,409 had been accreted at June 30, 2015, resulting in the put premium being fully expensed. During the six months ended December 31, 2015, the Company converted $45,000 of principal and accrued interest of $1,887 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $36,818 reduction of the put premium. As of December 31, 2015, this note was fully converted.

On February 17, 2015, the Company issued a second convertible note payable for $45,000 with an OID of $7,500. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is February 17, 2016. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days prior to the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. During the six months ended December 31, 2015, the Company has accreted the remaining $9,409 of the put premium as $27,409 had been accreted at June 30, 2015, resulting in the put premium being fully expensed. During the six months ended December 31, 2015, the Company converted $45,000 of principal and accrued interest of $2,229 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $36,818 reduction of the put premium. As of December 31, 2015, this note was fully converted.

On March 12, 2015, the Company issued a third convertible note payable for $170,500 with an OID of $13,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is March 12, 2016. The note is convertible at the option of the holder at any time at a rate of 55% of the Company’s common stock for the average of the lowest three trading prices in the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $139,500 put premium. During the six months ended December 31, 2015, the Company converted $170,500 of principal and accrued interest of $8,580 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $139,500 reduction of the put premium. As of December 31, 2015, this note was fully converted.

On March 20, 2015, the Company issued a fourth convertible note payable for $150,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is March 20, 2016. The note is convertible at the option of the holder at any time at a rate of 55% of the lowest trading bid price of the Company’s common stock for the average of the lowest three trading priced in the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $122,727 put premium. During the six months ended December 31, 2015, the Company converted $150,000 of principal and accrued interest of $9,436 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $122,727 reduction of the put premium. As of December 31, 2015, this note was fully converted.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(unaudited)

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

On February 15, 2015, in connection with a six-month consulting agreement, the Company issued a convertible promissory note for $90,000 as compensation for services to be rendered. The Company agreed to pay 5% interest per annum on the principal amount and the maturity date is August 15, 2015. The note is convertible at the option of the holder at any time after issuance of note at a rate of 60% of the lowest trading price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company fully expensed a $60,000 put premium. During the six months ended December 31, 2015, the Company converted $85,000 of principal into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $56,667 reduction of the put premium. Accrued interest as of December 31, 2015 was $2,764.

On March 12, 2015, the Company issued a convertible promissory note for $104,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is December 16, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 58% of the average lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $75,310 put premium over 180 days from the execution of the convertible note. On July 15, 2015, the Company repaid cash of $137,915 as payment in full of $104,000 of principal and accrued interest of $2,872 resulting in $31,043 of a prepayment penalty which was expensed as interest expense. During the six months ended December 31, 2015, the Company has accreted $6,276 of the put premium as $46,441 had been accreted at June 30, 2015 and this repayment resulted in a $22,593 reduction of the remaining put premium. As of December 31, 2015, this note was paid in full.

On March 12, 2015, in connection with a two-year consulting agreement, the Company issued a convertible promissory note for $60,000 as compensation for services to be rendered. The Company agreed to pay 10% interest per annum on the principal amount and the maturity date is March 11, 2017. The note is convertible, at the option of the holder, at any time after the effective date at the lesser of $0.0175 or 75% of the volume weighted average of the lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). Accrued interest as of December 31, 2015 was $4,849.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(unaudited)

On April 20, 2015, the Company issued a convertible note payable for $17,500. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is April 20, 2016. The note is convertible at the option of the holder at any time at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $14,318 put premium. During the six months ended December 31, 2015, the Company converted $16,500 of principal and accrued interest of $803 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $13,500 reduction of the put premium. Accrued interest as of December 31, 2015 was $59.

On April 24, 2015, the Company received payment of the Note Receivable of $45,000, less the OID of $7,500, that offsets the Back-End Note that was issued on February 10, 2015. Proceeds from the Note Receivable of $2,250 were paid directly to legal fees resulting in net cash proceeds of $35,250 received by the Company. This Back-End Note is related to the initial convertible note that was issued on February 10, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. During the six months ended December 31, 2015, the Company has accreted the remaining $22,909 of the put premium as $13,909 had been accreted at June 30, 2015, resulting in the put premium being fully expensed. During the six months ended December 31, 2015, the Company converted $45,000 of principal and accrued interest of $1,765 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $36,818 reduction of the put premium. As of December 31, 2015, this note was fully converted.

On April 24, 2015, the Company received payment of the Note Receivable of $45,000, less the OID of $7,500, that offsets the Back-End Note that was issued on February 17, 2015. Proceeds from the Note Receivable of $2,250 were paid directly to legal fees resulting in net cash proceeds of $35,250 received by the Company. This Back-End Note is related to the initial convertible note that was issued on February 17, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. During the six months ended December 31, 2015, the Company has accreted the remaining $22,909 of the put premium as $13,909 had been accreted at June 30, 2015, resulting in the put premium being fully expensed. During the six months ended December 31, 2015, the Company converted $1,000 of principal and accrued interest of $46 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $818 reduction of the put premium. Accrued interest as of December 31, 2015 was $2,430.

On April 27, 2015, the Company received payment of the Note Receivable of $170,500, less the OID of $13,000, that offsets the Back-End Note that was issued on March 12, 2015. Proceeds from the Note Receivable of $7,500 were paid directly to legal fees resulting in net cash proceeds of $150,000 received by the Company. This Back-End Note is related to the initial convertible note that was issued on March 12, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $139,500 put premium. During the six months ended December 31, 2015, the Company converted $170,500 of principal and accrued interest of $8,303 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $139,500 reduction of the put premium. As of December 31, 2015, this note was fully converted.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(unaudited)

On May 19, 2015, the Company entered into a Securities Purchase Agreement (“SPA”), to issue a series of nine back end convertible notes in the principal sum of $782,500, pursuant to the SPA, the Company issued to the lender nine convertible promissory notes termed "Back-End Notes", in the amounts of $37,500 ("Back-End Note 1"), $37,500 ("Back-End Note 2"), $157,500 ("Back-End Note 3"), $150,000 ("Back-End Note 4"), $17,500 ("Back-End Note 5"), $37,500 ("Back-End Note 6"), $37,500 ("Back-End Note 7"), $157,500 ("Back-End Note 8") and $150,000 ("Back-End Note 9"). These notes have the same terms as the initial convertible notes. Each Back-End Note shall initially be paid for by an offsetting promissory note issued to the Company by the lender ("Note Receivable") provided that prior to the conversion of the Back-End Notes, the holders must have paid off the Notes Receivable in cash. Each Note Receivable is due on May 19, 2016, unless the Company does not meet the “current public information” requirement pursuant to Rule 144, in which case both the Back-End Notes and the Notes Receivable may both be cancelled. Each Note Receivable is initially secured by the pledge of the Back-End Notes, but may be exchanged for other collateral with an appraised value of at least the principal amount of the note less the OID, upon Company’s approval following a three (3) day written notice to the Company. The term of the Notes Receivable and the Back-End Notes are one year, upon which the outstanding principal and interest is payable. The amounts funded plus accrued interest under Back-End Notes are convertible into common stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Back-End Notes), at a conversion price equal to 55% of the lowest trading bid price in the ten (10) trading days prior to the conversion. During the six months ended December 31, 2015, all of the Back-End Notes (an aggregate total principal of $782,500) were issued as noted below.

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

On June 2, 2015, the Company received payment of the Note Receivable of $150,000 that offsets the Back-End Note that was issued on March 20, 2015. Proceeds from the Note Receivable of $7,500 were paid directly to legal fees resulting in net cash proceeds of $142,500 received by the Company. This Back-End Note is related to the initial convertible note that was issued on March 20, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $122,727 put premium. During the six months ended December 31, 2015, the Company converted $45,000 of principal and accrued interest of $2,140 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $36,818 reduction of the put premium. Accrued interest as of December 31, 2015 was $5,740.

On June 4, 2015 (execution date), the Company executed a convertible promissory note in the principal sum of $1,215,000, with an OID of $110,000. The consideration to be paid to the lender shall be equal to the consideration actually paid by the lender plus prorated interest and any other fees that the Company shall be required to pay. The original issue discount shall also be prorated based on the actual consideration received to equal approximately 10% of the consideration received. The Company agreed to pay 10% interest per annum on the principal amount and the maturity date is ten months from the date of each payment to the Company, and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The note is comprised of an initial cash purchase of $335,000 (includes $30,000 of OID and $5,000 for legal fees) (“Initial Note”), a Secured Investor Note of $220,000 (includes $20,000 of OID) (“Secured Investor Note”) and three Investor Notes of $220,000 each (include $20,000 of OID each) (“Investor Notes”). The Secured Investor Note is secured by the lender’s 40% membership interest in a certain LLC. The Company will accrue 10% interest per annum on the unpaid principal amount of the Secured Investor Note and the three Investor Notes as defined in the agreements. Upon execution of the note, the note holder made an initial cash payment of $300,000 (net of a $30,000 OID and $5,000 for legal fees) to the Company of the total consideration and issued the Secured Investor Note and three Investor Notes to the Company. On July 13, 2015, the Company received payment of the Secured Investor Note of $220,000 less OID of $20,000, that was issued on June 4, 2015. The Company received interest proceeds of $1,997 from the Secured Investor Note resulting in net cash proceeds of $201,997 received by the Company. The Initial Note and the Secured Investor Note are convertible, at the option of the lender, to common stock of the Company at any time after the effective date at a price of $0.07 per share, which represents fair value at execution date. These notes were determined to be derivative instruments due to the variable conversion price of the notes which is initially $0.07 and subject to adjustment if the Company’s market capitalization falls below $3,000,000 at any time. These notes were bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). On December 9, 2015, the Company repaid cash of $269,976 as partial payment for this note. The Company is presently in litigation with this lender (See Note 7). Accrued interest as of December 31, 2015 was $29,468. Since the Investor Notes are not convertible until they are paid in cash to the Company and also not for 180 days from the note dates, the remaining principal of this note and the Investor Notes and related accrued interest receivable and payable have been netted for presentation purposes on the accompanying consolidated balance sheet.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(unaudited)

On July 14, 2015, the Company received payment of three Note Receivables of $352,500, that offset three of the Back-End Notes that were issued on May 19, 2015. Proceeds from the Note Receivables of $17,690 were paid directly to legal fees resulting in net cash proceeds of $334,810 received by the Company. These Back-End Note are related to the initial convertible notes that was issued on May 19, 2015 and have the same terms as previously discussed. As a result, these Back-End Notes are now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. These convertible notes are treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $288,409 put premium over 180 days from the execution of the convertible notes. During the six months ended December 31, 2015, the Company has accreted $288,409 of the put premium resulting in the put premium being fully expensed. During the six months ended December 31, 2015, the Company converted $20,000 of principal and accrued interest of $690 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $16,364 reduction of the put premium. Accrued interest as of December 31, 2015 was $12,308.

On October 1, 2015, the Company received cash of $1,150,000 ($1,200,000 less $50,000 of legal fees) for the Promissory Note issued on September 24, 2015. On September 24, 2015, (the “Issuance Date”), the Company entered into a Promissory Note with a Lender whereby the Lender loaned the Company $1,200,000 in exchange for the issuance of a Promissory Note (the “Promissory Note”). The Company issued the Promissory Note with a principal amount of $1,200,000 to the Lender. The Promissory Note has a maturity date of the earlier of: (i) the date on which the Company closes a subsequent equity offering in an amount greater than the principal amount of the Promissory Note; or (ii) June 24, 2016. On its face, the Promissory Note does not accrue any interest. In the event that the Lender does not proceed with a subsequent financing, beginning on the 46th day following the Issuance Date, the Note will have a one-time interest adjustment of $180,000 on the outstanding principal of the Promissory Note. Additionally, if the Lender does not wish to proceed with a subsequent financing, the Promissory Note will also be convertible into common stock at the lower of (i) $0.0346; or (ii) a twenty percent (20%) discount to the average of the two lowest closing prices of the common stock in the five trading days prior to the date of conversion. In connection with the Promissory Note, the Company entered into a Security Agreement dated September 24, 2015 with the Lender whereby the Company agreed to grant to Lender an unconditional and continuing, first priority security interest in all of the assets and property of the Company to secure the prompt payment, performance and discharge in full of all of Company’s obligations under the Promissory Note, provided, however that in the event the Lender does not proceed with a subsequent financing, any and all security interests shall be removed. On October 28, 2015, the Lender proceeded with a subsequent financing. See below as this note was cancelled on October 28, 2015.

On October 14, 2015 and October 15, 2015, the Company received payment of six Note Receivables of $430,000, that offset the remaining six of the Back-End Notes that were issued on May 19, 2015. Proceeds from the Note Receivables of $22,265 were paid directly to legal fees resulting in net cash proceeds of $407,735 received by the Company. These Back-End Note are related to the initial convertible notes that was issued on May 19, 2015 and have the same terms as previously discussed. As a result, these Back-End Notes are now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. These convertible notes are treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $351,818 put premium over 180 days from the execution of the convertible notes. Through December 31, 2015, the Company has accreted $179,818 of the put premium. Accrued interest as of December 31, 2015 was $7,339.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(unaudited)

On October 28, 2015 (the “Closing Date”), the Company entered into a securities purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with a third party purchaser (the “Purchaser”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Purchaser will invest $4,000,000 (“Investment Amount”) in exchange for a Convertible Debenture (the “Debenture”) in the principal amount of $4,400,000 (the “Principal Amount”) and warrants to purchase an aggregate of 26,190,476 shares of the Company’s common stock, par value $0.001 per share, for an exercise price of $0.60 per share for a period of four (4) years from the Closing Date (the “Warrants”). Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Debenture and Warrant to the Purchaser.

Under the terms of the Purchase Agreement, the Purchaser agreed to deliver the Promissory Note entered into by the Company and Purchaser on September 24, 2015 with a principal amount of $1,200,000 (the “Prior Note”) (as noted above). The parties further agreed that the Prior Note was deemed cancelled upon the delivery by the Purchaser to the Company and the amount of the Prior Note is included in the Investment Amount under the Purchase Agreement.

Under the terms of the Purchase Agreement and Debenture, $2,800,000 of the Investment Amount will be deposited into a deposit control account and such amount will remain in the deposit control account pending the achievement of certain milestones by the Company and the satisfaction of certain equity conditions set forth in the Debenture. Additionally, under the Debenture, the Principal Amount will be reduced by $25,000 if the Company files a registration statement with the SEC within 30 days following the Closing Date. The Principal Amount will be reduced by an additional $25,000 if the registration statement is deemed effective within 100 days after the Closing Date. On November 23, 2015, the Company filed a registration statement with the SEC and on December 10, 2015, the registration statement was deemed effective. The Principal Amount will be reduced by $50,000 after the final deposit is released.

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

The Debenture has a 10% original issue discount and matures on October 28, 2016. The Principal Amount of the Debenture accrues interest at the rate of 5% per annum, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Debenture is convertible at any time, in whole or in part, at the Purchaser’s option into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price equal to $0.042, which is the volume weighted average price of the Company’s Common Stock five days prior to the execution of the Debenture (subject to adjustment) (the “Conversion Price”). At any time after the effective date of the registration statement, the Purchaser has the opportunity to convert up to an aggregate of $2,090,000 of the Debenture, at one or more conversion dates, into shares of Common Stock at a conversion price equal to the VWAP of the Common Stock over the five (5) trading days prior to such Effective Date. The Purchaser option to convert at such a conversion price expires when the Purchaser converts an aggregate of $2,090,000 of the Debenture using such conversion price. If the volume weighted average price of the Company Common Stock on any trading day is less than the Conversion Price, the Purchaser may convert at a price per share equal to a twenty percent (20%) discount to the average of the two lowest closing prices during the five trading days prior to the date of conversion. At no time will the Purchaser be entitled to convert any portion of the Debenture to the extent that after such conversion, the Purchaser (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date. During the six months ended December 31, 2015, the Company withdrew a principal amount of $1,225,000 from the deposit control account, of which $269,976 was paid directly as partial payment of a note dated June 4, 2015 and $33,437 were paid directly to legal fees resulting in net cash proceeds of $921,587 received by the Company. An aggregate total of $2,090,000 of these notes were bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). The remaining principal of $335,000 did not have a beneficial conversion feature value since its conversion price was higher than the fair value of the Company’s common stock. Accrued interest as of December 31, 2015 was $17,844.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

In connection with the execution of the Purchase Agreement, on the Closing Date, the Company and the Purchaser also entered into a registration rights agreement dated as of the Closing Date (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company has agreed to file an initial registration statement (“Registration Statement”) with the SEC to register the resale of the Common Stock into which the Debenture may be converted or the Warrant may be exercised, within 30 days following the Closing Date. The Registration Statement must also be declared effective by the 100th calendar day after the Closing Date, subject to a 20-day extension as requested by the Company and consented to by the Purchaser. On November 23, 2015, the Company filed a registration statement with the SEC and on December 10, 2015, the registration statement was deemed effective.

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

The Company recorded $2,887,500 and $63,500 of debt discounts for fees paid to lenders related to the above note issuances during the six months ended December 31, 2015 and 2014 respectively. The debt discounts are being amortized over the term of the debt. Amortization of the debt discounts for the six months ended December 31, 2015 and 2014 was $961,735 and $23,970 respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The total number of preferred shares authorized and that may be issued by the Company is 10,000,000 preferred shares with a par value of $0.01. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(unaudited)

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

Shares issued for services

On June 4, 2015, the Company entered into an agreement with a consultant to provide services over a six month period in exchange for 500,000 shares of common stock. The Company valued the 500,000 shares based on the market price on the agreement date of $0.0706 and will recognize $35,300 of consulting expense through the term of the agreement. On July 2, 2015 the Company issued the 500,000 shares related to this agreement. The Company has recorded $30,285 of consulting expense for the six months ended December 31, 2015.

On August 26, 2015, the Company issued 560,000 shares of common stock to a consultant as compensation for a six month period consulting service. The Company valued the 560,000 shares based on the market price on the issuance date of $0.04. The Company has recorded $15,461 of consulting expense for the six months ended December 31, 2015.

On September 8, 2015, the Company issued 600,000 shares of common stock to a member of the Company’s Scientific Advisory Board. The Company valued the 600,000 shares based on the market price on the issuance date of $0.0369 and immediately expensed the $22,140.

Additionally, during the six months ended December 31, 2015, the Company recognized $407,581 of consulting expense for prepaid services related to shares issued in fiscal 2015.

On July 24, 2015, the Company entered into an agreement with a consultant to provide services over a six month period. The Company agreed to issue the consultant 8,000,000 shares of common stock. The Company valued the 8,000,000 shares based on the market price on the agreement date of $0.0435 and is recognizing $348,000 of consulting expense through the term of the agreement. On October 8, 2015, the Company issued the 8,000,000 shares related to this agreement. The Company has recorded $299,246 of consulting expense for the six months ended December 31, 2015 related to this agreement.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(unaudited)

On October 1, 2015, the Company entered into an agreement with a consultant to provide services over a one year period. The Company agreed to issue the consultant 1,500,000 shares of common stock and an additional 1,500,000 shares of common stock on April 1, 2016 unless the Company terminates the agreement. The Company valued the 1,500,000 shares based on the market price on the agreement date of $0.031 and is recognizing $46,500 of consulting expense over the one year term of the agreement. The Company has recorded $11,720 of consulting expense for the six months ended December 31, 2015 related to this agreement. On October 1, 2015, the Company issued 1,100,000 and 400,000 shares of common stock to consultants related to this agreement.

On October 16, 2015, the Company issued 4,000,000 shares of common stock to a consultant. The Company valued the 4,000,000 shares based on the market price on the issuance date of $0.0415 and is recognizing $166,000 of consulting expense over the six month term of the agreement. The Company has recorded $68,940 of consulting expense for the six months ended December 31, 2015 related to this agreement.

On December 30, 2015, the Company entered into an agreement with a consultant to provide services over a nine month period. The Company agreed to issue the consultant 1,000,000 shares of common stock. The Company valued the 1,000,000 shares based on the market price on the agreement date of $0.0260 and is recognizing $26,000 of consulting expense over the term of the agreement. On January 4, 2016, the Company issued the 1,000,000 shares of this agreement (See Note 11). The Company has recorded $189 of consulting expense for the six months ended December 31, 2015 related to this agreement.

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

DECEMBER 31, 2015

(unaudited)

On October 15, 2015, pursuant to a conversion notice, $50,000 of principal and interest was converted at $0.01 into 5,000,000 shares of common stock (See Note 5).

On November 17, 2015, pursuant to a conversion notice, $2,099 of principal and interest was converted at $0.01986 into 105,709 shares of common stock (See Note 5).

On November 17, 2015, pursuant to a conversion notice, $35,000 of principal and interest was converted at $0.01 into 3,500,000 shares of common stock (See Note 5).

On November 23, 2015, pursuant to a conversion notice, $15,707 of principal and interest was converted at $0.0154 into 1,019,925 shares of common stock (See Note 5).

On November 24, 2015, pursuant to a conversion notice, $20,947 of principal and interest was converted at $0.0154 into 1,360,185 shares of common stock (See Note 5).

On November 30, 2015, pursuant to a conversion notice, $49,287 of principal and interest was converted at $0.0154 into 3,200,448 shares of common stock (See Note 5).

On December 4, 2015, pursuant to a conversion notice, $31,703 of principal and interest was converted at $0.0154 into 2,058,637 shares of common stock (See Note 5).

On December 8, 2015, pursuant to a conversion notice, $63,213 of principal and interest was converted at $0.01595 into 3,963,207 shares of common stock (See Note 5).

On December 11, 2015, pursuant to a conversion notice, $50,000 of principal was converted at $0.02608 into 1,917,178 shares of common stock (See Note 5).

On December 15, 2015, pursuant to a conversion notice, $50,000 of principal was converted at $0.02712 into 1,843,658 shares of common stock (See Note 5).

On December 16, 2015, pursuant to a conversion notice, $31,782 of principal and interest was converted at $0.01650 into 1,926,177 shares of common stock (See Note 5).

On December 17, 2015, pursuant to a conversion notice, $40,000 of principal was converted at $0.02500 into 1,600,000 shares of common stock (See Note 5).

On December 21, 2015, pursuant to a conversion notice, $40,000 of principal was converted at $0.02360 into 1,694,916 shares of common stock (See Note 5).

On December 21, 2015, pursuant to a conversion notice, $51,719 of principal and interest was converted at $0.01584 into 3,265,069 shares of common stock (See Note 5).

On December 23, 2015, pursuant to a conversion notice, $40,000 of principal was converted at $0.02320 into 1,724,138 shares of common stock (See Note 5).

On December 23, 2015, pursuant to a conversion notice, $31,414 of principal and interest was converted at $0.01584 into 1,983,188 shares of common stock (See Note 5).

On December 28, 2015, pursuant to a conversion notice, $40,000 of principal was converted at $0.02320 into 1,724,138 shares of common stock (See Note 5).

On December 29, 2015, pursuant to a conversion notice, $15,727 of principal and interest was converted at $0.01573 into 999,783 shares of common stock (See Note 5).

On December 30, 2015, pursuant to a conversion notice, $40,000 of principal was converted at $0.02284 into 1,751,314 shares of common stock (See Note 5).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(unaudited)

Warrants:

On October 28, 2015, pursuant to a convertible debenture, the Company issued 26,190,476 warrants to purchase common stock. These warrants have an exercise price of $0.60 per share and expire 4 years from the date of issuance (See Note 5).

As of December 31, 2015, there were 33,569,634 warrants outstanding and exercisable with expiration dates commencing September 2018 – May 2020.

NOTE 7 – COMMITMENTS AND CONTINGIENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. The Company is presently in litigation with Typenex Co-Investment, LLC, a Utah limited liability company (“Typenex”), in the Third Judicial District Court of Salt Lake County, Utah. Typenex is claiming funds due under a convertible promissory note dated June 4, 2015. The Company is actively defending all allegations made by Typenex, and has lodged a counter claim against the plaintiff in the Circuit Court of Hillsborough County, Florida. The Company does not believe the result of this litigation matter will have a material adverse effect on our financial conditions or results of operations.

The Company negotiated a settlement with JMJ Financial Inc., a Florida corporation (“JMJ”), and on December 10, 2015, the Company repaid cash of $90,000 as payment in full of the promissory note (See Note 5).

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

Rent expense for the six months ended December 31, 2015 and 2014 were $9,827 and $5,344 respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of December 31, 2015 and June 30, 2015, the Company owed certain directors a total of $54,005 and $79,416 respectively, for money loaned to the Company throughout the years. The loan balance owed at December 31, 2015 was not interest bearing (See Note 4).

As of December 31, 2015 and June 30 2015, the Company owed two directors a total of $33,471 and $35,108, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 3).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(unaudited)

NOTE 9 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia.  Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through December 31, 2015.

Receivable Concentration

As of December 31, 2015 and June 30, 2015, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

Product and Patent Concentration

As of December 31, 2015 the Company was undertaking preclinical activities for their lead product. The Company was also undertaking research to uncover the mechanism of action of their lead product in order to screen new compounds for development.

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

Foreign Operations

As of December 31, 2015 and June 30, 2015, the Company's operations are based in Australia.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS and FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has 3,000,000 warrants and $2,375,024 of convertible debt with repricing options and $60,000 of convertible debt with variable conversion pricing qualifying for derivative accounting treatment outstanding at December 31, 2015.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black Scholes (“BSM”) option pricing model. The closing price of the Company’s common stock at December 31, 2015 was $0.0279. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at December 31, 2015, are indicated in the table that follows. The volatility was based on historical volatility at December 31, 2015, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(unaudited)

Warrants

December 31, 2015
Volatility	296%
Expected remaining term	2.75
Risk-free interest rate	1.31%
Expected dividend yield	none

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended December 31, 2015)	December 31, 2015
Volatility	296%	296%
Expected Remaining Term	1.00	0.26 - 1.19
Risk Free Interest Rate	0.7%	0.6%
Expected dividend yield	none	none

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the BSM option pricing model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2015:

	Balance at	Quoted Prices	Significant
	December	in Active	Other	Significant
	31,	Markets for	Observable	Unobservable
	2015	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Embedded conversion option liabilities	$2,511,405	$—	$—	$2,511,405
Fair value of liability for warrant derivative instruments	$82,086	$—	$—	$82,086
Total	$2,593,491	$—	$—	$2,593,491

The following is a roll forward for the six months ended December 31, 2015 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments

Balance at June 30, 2015	$1,049,929
Effects of foreign currency exchange rate changes	(14,253)
Initial fair value of embedded conversion option derivative liability recorded as debt discount	1,005,925
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of ECO	1,369,261
Change in fair value included in statements of operations	(817,371)
Balance at December 31, 2015	$2,593,491

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

(unaudited)

NOTE 11 – SUBSEQUENT EVENTS

Shares issued for conversion of convertible debt

On January 4, 2016, pursuant to a conversion notice, $20,995 of principal and interest was converted at $0.0143 into 1,468,187 shares of common stock (See Note 5).

On January 4, 2016, pursuant to a conversion notice, $54,375 of principal was converted at $0.02156 into 2,522,032 shares of common stock (See Note 5).

On January 6, 2016, pursuant to a conversion notice, $40,000 of principal was converted at $0.02068 into 1,934,236 shares of common stock (See Note 5).

On January 6, 2016, pursuant to a conversion notice, $21,004 of principal and interest was converted at $0.014135 into 1,485,946 shares of common stock (See Note 5).

On January 8, 2016, pursuant to a conversion notice, $40,000 of principal was converted at $0.02008 into 1,992,032 shares of common stock (See Note 5).

On January 8, 2016, pursuant to a conversion notice, $10,506 of principal and interest was converted at $0.0113805 into 761,050 shares of common stock (See Note 5).

On January 11, 2016, pursuant to a conversion notice, $10,513 of principal and interest was converted at $0.01375 into 764,573 shares of common stock (See Note 5).

On January 12, 2016, pursuant to a conversion notice, $10,515 of principal and interest was converted at $0.012705 into 827,632 shares of common stock (See Note 5).

On January 13, 2016, pursuant to a conversion notice, $17,650 of principal was converted at $0.01864 into 946,889 shares of common stock (See Note 5).

On January 13, 2016, pursuant to a conversion notice, $10,517 of principal and interest was converted at $0.011825 into 889,409 shares of common stock (See Note 5).

On January 13, 2016, pursuant to a conversion notice, $20,820 of principal and interest was converted at $0.01056 into 1,971,565 shares of common stock (See Note 5).

On January 14, 2016, pursuant to a conversion notice, $82,350 of principal was converted at $0.0168 into 4,901,786 shares of common stock (See Note 5).

On January 19, 2016, pursuant to a conversion notice, $10,423 of principal and interest was converted at $0.009955 into 1,047,013 shares of common stock (See Note 5).

On January 20, 2016, pursuant to a conversion notice, $5,108 of principal and interest was converted at $0.009955 into 513,158 shares of common stock (See Note 5).

On January 21, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $0.01488 into 1,680,108 shares of common stock (See Note 5).

On January 21, 2016, pursuant to a conversion notice, $12,513 of principal and interest was converted at $0.009955 into 1,256,944 shares of common stock (See Note 5).

On January 25, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $0.01492 into 1,675,604 shares of common stock (See Note 5).

On January 25, 2016, pursuant to a conversion notice, $13,567 of principal and interest was converted at $0.009955 into 1,362,834 shares of common stock (See Note 5).

On January 27, 2016, pursuant to a conversion notice, $15,661 of principal and interest was converted at $0.009955 into 1,573,161 shares of common stock (See Note 5).

On January 29, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $0.015080 into 1,657,825 shares of common stock (See Note 5).

On February 1, 2016, pursuant to a conversion notice, $16,722 of principal and interest was converted at $0.009955 into 1,679,800 shares of common stock (See Note 5).

On February 3, 2016, pursuant to a conversion notice, $20,000 of principal was converted at $0.0148 into 1,351,352 shares of common stock (See Note 5).

On February 3, 2016, pursuant to a conversion notice, $10,456 of principal and interest was converted at $0.009405 into 1,111,737 shares of common stock (See Note 5).

On February 4, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $0.0142 into 1,760,564 shares of common stock (See Note 5).

On February 4, 2016, pursuant to a conversion notice, $26,145 of principal and interest was converted at $0.009405 into 2,779,927 shares of common stock (See Note 5).

Shares issued for services

On December 30, 2015, the Company entered into an agreement, effective on January 1, 2016, with a consultant to provide services over a six month period. The Company agreed to issue the consultant 2,250,000 shares of common stock. The Company valued the 2,250,000 shares based on the market price on the effective date of the agreement of $0.0279 and will amortize the $62,775 over the six month term of the agreement. On January 4, 2016, the Company issued 375,000 shares of common stock related to this agreement.

On December 31, 2015, the Company entered into an agreement, effective on January 1, 2016, with a law firm to provide legal services. The Company agreed to issue the law firm 1,600,000 shares of common stock. The Company valued the 1,600,000 shares based on the market price on the effective date of the agreement of $0.0279 and will expense the $44,640. On January 4, 2016, the Company issued 1,600,000 shares of common stock related to this agreement.

On January 4, 2016, the Company issued 1,000,000 shares of common stock to a consultant related to the agreement dated on December 30, 2015 as noted in Note 6.

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

Recent Development – Debt Financings

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

Securities Purchase Agreement

On October 28, 2015 (the “Closing Date”), we entered into a securities purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with a third party purchaser (the “Purchaser”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Purchaser will invest $4,000,000 (“Investment Amount”) in exchange for a Convertible Debenture (the “Debenture”) in the principal amount of $4,400,000 (the “Principal Amount”) and warrants to purchase an aggregate of 26,190,476 shares of the Company’s common stock, par value $0.001 per share, for an exercise price of $0.60 per share for a period of four (4) years from the Closing Date (the “Warrants”). Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Debenture and Warrant to the Purchaser.

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

Under the terms of the Purchase Agreement and Debenture, $2,800,000 of the Investment Amount will be deposited into a deposit control account and such amount will remain in the deposit control account pending the achievement of certain milestones by the Company and the satisfaction of certain equity conditions set forth in the Debenture. Additionally, under the Debenture, the Principal Amount will be reduced by $25,000 if the Company files a registration statement with the SEC within 30 days following the Closing Date. The Principal Amount will be reduced by an additional $25,000 if the registration statement is deemed effective within 100 days after the Closing Date. On November 23, 2015, the Company filed a registration statement with the SEC and on December 10, 2015, the registration statement was deemed effective. The Principal Amount was reduced by $50,000.

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

Debenture

The Debenture has a 10% original issue discount and matures on October 28, 2016. The Principal Amount of the Debenture accrues interest at the rate of 5% per annum, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Debenture is convertible at any time, in whole or in part, at the Purchaser’s option into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price equal to $0.042, which is the volume weighted average price of the Company’s Common Stock five days prior to the execution of the Debenture (subject to adjustment) (the “Conversion Price”). At any time after the effective date of the registration statement, the Purchaser has the opportunity to convert up to an aggregate of $2,090,000 of the Debenture, at one or more conversion dates, into shares of Common Stock at a conversion price equal to the VWAP of the Common Stock over the five (5) trading days prior to such Effective Date. The Purchaser option to convert at such a conversion price expires when the Purchaser converts an aggregate of $2,090,000 of the Debenture using such conversion price. If the volume weighted average price of the Company Common Stock on any trading day is less than the Conversion Price, the Purchaser may convert at a price per share equal to a twenty percent (20%) discount to the average of the two lowest closing prices during the five trading days prior to the date of conversion. At no time will the Purchaser be entitled to convert any portion of the Debenture to the extent that after such conversion, the Purchaser (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date. During the six months ended December 31, 2015, the Company withdrew a principal amount of $1,225,000 from the deposit control account, of which $269,976 was paid directly as partial payment of a note dated June 4, 2015 and $33,437 were paid directly to legal fees resulting in net cash proceeds of $921,587 received by the Company.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after December 31, 2015 are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations.

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

On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting ” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. As of December 31, 2015, this ASU has not had a material impact on the unaudited consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. As of December 31, 2015, this ASU has not had a material impact on the unaudited consolidated balances current presentation.

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after December 31, 2015 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this form 10-Q. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc Pty Ltd.

For the Three Months Ended December 31, 2015 compared to the Three Months Ended December 31, 2014

Revenue

For the three months ended December 31, 2015 and 2014, we generated no revenue because we are currently undertaking research and development activities for market approval and there were no sales generated in this period.

Administration Expense

Administration expenses increased to $996,129 for the three months ended December 31, 2015 as compared with $244,431 for the three months ended December 31, 2014. This increase is primarily attributable to an increase in stock based expenses of approximately $340,000, an increase in wages and benefits of approximately $70,000 and an increase in professional fees of approximately $300,000 during the three months ended December 31, 2015 as compared to the three months ended December 31, 2014.

Occupancy Expense

Occupancy expense increased by approximately $2,300 to $4,889 for the three months ended December 31, 2015. On May 1, 2015, we moved to new premises. On May 1, 2015, we entered into a month to month lease agreement with new landlord with a monthly rental fee of approximately $2,200 AUD. The increase is primarily attributable to an increase in monthly rent expense as compared to prior year period.

Research and Development Expenses

Research and development was $142,803 for the three months ended December 31, 2015 as compared with $2,443 for the three months ended December 31, 2014. Research and development expenditures are primarily attributable to completing animal efficacy models on PRP and to completing the manufacturing, production of drug substance and product for preclinical and clinical trials, as well as undertaking formal toxicology studies and non clinical development. We are looking to raise sufficient capital to undertake the next stage of development for our current programs. We continue to expend our efforts to continue creating value by completing our patent filings and publishing our scientific discoveries, and we are negotiating with third parties to assist with raising the capital needed to complete our planned research and development activities.

Interest Expense/Income

Interest expense increased to $1,155,645 for the the three months ended December 31, 2015 as compared with $100,176 for the three months ended December 31, 2014.  Interest expense is primarily comprised of $775,000 debt discount amortization, and $325,000 accretion of debt premium. This increase is primarily attributable to an increased debt discounts of convertible notes issued by the Company during the three months ended December 31, 2015.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased to a loss of $(1,347,743) for the three months ended December 31, 2015 as compared with a gain of $8,206 for the three months ended December 31, 2014. This decrease is primarily attributable to an increase in the issuance of convertible notes with repricing options and variable conversion pricing and a decrease in our stock price during the three months ended December 31, 2015.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain (loss) increased to a gain of $72,035 for the three months ended December 31, 2015 as compared with a loss of $157,655 for the three months ended December 31, 2014. The increase in foreign currency transaction gain (loss) is primarily attributable to a stronger US Dollar versus the Australian Dollar and increased operating activities in Australia during the three months ended December 31, 2015 as compared to the three months ended December 31, 2014.

Net loss

Net loss increased to $3,562,067 for the three months ended December 31, 2015 as compared with $345,479 for the three months ended December 31, 2014. The increase is primarily attributable to an increase in operating expenses of approximately $894,000, an increase in interest expense of approximately $1,100,000, and an increase in the loss related to a change in fair value of derivative liability of approximately $1,350,000 offset by an increase in foreign currency gain of approximately $230,000.

For the Six Months Ended December 31, 2015 compared to the Six Months Ended December 31, 2014

Revenue

For the six months ended December 31, 2015 and 2014, we generated no revenue because we are currently undertaking research and development activities for market approval and there were no sales generated in this period.

Administration Expense

Administration expenses increased to $1,845,108 for the six months ended December 31, 2015 as compared with $475,913 for the six months ended December 31, 2014. This increase is primarily attributable to an increase in stock based expenses of approximately $750,000, an increase in wages and benefits of $112,000 and an increase in professional fees of approximately $570,000 during the six months ended December 31, 2015 as compared to the six months ended December 31, 2014.

Occupancy Expense

Occupancy expense increased by approximately $4,500 to $9,827 for the six months ended December 31, 2015. On May 1, 2015, we moved to new premises. On May 1, 2015, we entered into a month to month lease agreement with new landlord with a monthly rental fee of approximately $2,200 AUD. The increase is primarily attributable to an increase in monthly rent expense as compared to prior year period.

Research and Development Expenses

Research and development was $296,277 for the six months ended December 31, 2015 as compared with $6,322 for the six months ended December 31, 2014. Research and development expenditures are primarily attributable to completing animal efficacy models on PRP and to completing the manufacturing, production of drug substance and product for preclinical and clinical trials, as well as undertaking formal toxicology studies and non clinical development. We are looking to raise sufficient capital to undertake the next stage of development for our current programs. We continue to expend our efforts to continue creating value by completing our patent filings and publishing our scientific discoveries, and we are negotiating with third parties to assist with raising the capital needed to complete our planned research and development activities.

Interest Expense/Income

Interest expense increased to $1,574,289 for the the six months ended December 31, 2015 as compared with $648,655 for the six months ended December 31, 2014.  Interest expense is primarily comprised of $961,000 debt discount amortization, and $562,000 accretion of debt premium. This increase is primarily attributable to an increased debt discounts of convertible notes issued by the Company during the six months ended December 31, 2015.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased to a loss of $(551,890) for the six months ended December 31, 2015 as compared with a gain of $122,742 for the six months ended December 31, 2014. This decrease is primarily attributable to an increase in the issuance of convertible notes with repricing options and variable conversion pricing and a decrease in our stock price during the six months ended December 31, 2015.

Foreign Currency Transaction Loss

Foreign currency transaction loss decreased to $138,704 for the six months ended December 31, 2015 as compared with $182,612 for the six months ended December 31, 2014. The decrease in foreign currency transaction loss is primarily attributable to a stronger US Dollar versus the Australian Dollar and increased operating activities in Australia during the six months ended December 31, 2015 as compared to the six months ended December 31, 2014.

Net loss

Net loss increased to $4,400,961 for the six months ended December 31, 2015 as compared with $1,128,779 for the six months ended December 31, 2014. The increase is primarily attributable to an increase in operating expenses of approximately $1,660,000, an increase in interest expense of approximately $984,000, and an increase in the loss related to a change in fair value of derivative liability of approximately $675,000.

Liquidity and Capital Resources

	For the Six Months Ended December 31,
	2015	2014
Net cash used in operating activities	$(1,488,222)	$(271,996)
Net cash used in investing activities	$(676)	$-
Net cash provided by financing activities	$2,468,172	$99,000

Net cash used in operations was $1,488,222 for the six months ended December 31, 2015 compared to $271,996 for the six months ended December 31, 2014. This increase was primarily attributable to an increase in the net loss of approximately $3,300,000 offset by an increase in common stock issued for services of approximately $1,000,000, increase in loss on change in derivative liability of approximately $675,000 offset by an increase in accretion of put premiums and amortization of debt discount of approximately $1,100,000.

Net cash used in investing activities was $676 for the six months ended December 31, 2015 compared to $0 for the six months ended December 31, 2014. This increase was primarily attributable to the purchase of equipment during the six months ended December 31, 2015.

Cash flows provided by financing activities for the six months ended December 31, 2015 were $2,468,172 compared to $99,000 for the six months ended December 31, 2014. During the six months ended December 31, 2015, we had proceeds from convertible promissory notes of approximately $3,000,000 offset by repayments of convertible promissory notes of approximately $464,000 and loan repayments to principal stockholder and others of approximately $45,000.

We have substantial capital resource requirements and have incurred significant losses since inception. As of December 31, 2015, we had $1,168,118 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Although such capital requirements are in excess of what we have in available cash, we recently raised a significant debt financing of approximately $4,000,000 which should give us enough available cash to meet our obligations over the next 12 months.

Related Party Transactions

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of December 31, 2015 and June 30, 2015, the Company owed certain directors a total of $54,005 and $79,416 respectively, for money loaned to the Company throughout the years.

As of December 31, 2015 and June 30 2015, the Company owed two directors a total of $33,471 and $35,108, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property.

Going Concern Qualification

The Company has incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. The Company’s Independent Registered Public Accounting Firm has included a "Going Concern Qualification" in their report for the fiscal years ended June 30, 2015 and 2014.  In addition, the Company has negative working capital and no revenues. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to the Company. The unaudited consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2015, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is presently in litigation with Typenex Co-Investment, LLC, a Utah limited liability company (“Typenex”), in the Third Judicial District Court of Salt Lake County, Utah. Typenex is claiming funds due under a convertible promissory note dated June 4, 2015. The Company is actively defending all allegations made by Typenex, and has lodged a counter claim against the plaintiff in the Circuit Court of Hillsborough County, Florida. The Company does not believe the result of this litigation matter will have a material adverse effect on our financial conditions or results of operations.

The Company negotiated a settlement with JMJ Financial Inc., a Florida corporation (“JMJ”), and on December 10, 2015, the Company repaid cash of $90,000 as payment in full of the promissory note and for full satisfaction and accord of all JMJ’s claims.

Other than above, to the best of our knowledge, there are no other material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A.  Risk Factors

Smaller reporting companies are not required to provide the information required by this item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 24, 2015, we entered into a Promissory Note with a Lender whereby the Lender loaned us $1,200,000 in exchange for the issuance of a Promissory Note (the “Promissory Note”). On October 1, 2015, we received cash of $1,150,000 ($1,200,000 less $50,000 of legal fees) for the Promissory Note. Under the terms of the Promissory Note, if the Lender does not wish to proceed with a subsequent financing, the Promissory Note will also be convertible into common stock at the lower of (i) $0.0346; or (ii) a twenty percent (20%) discount to the average of the two lowest closing prices of the common stock in the five trading days prior to the date of conversion. The Promissory Note is described in more detailed above under “Recent Development – Debt Financings.

On October 28, 2015 (the “Closing Date”), we entered into a securities purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with a third party purchaser (the “Purchaser”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Purchaser will invest $4,000,000 (“Investment Amount”) in exchange for a Convertible Debenture (the “Debenture”) in the principal amount of $4,400,000 (the “Principal Amount”) and warrants to purchase an aggregate of 26,190,476 shares of the Company’s common stock, par value $0.001 per share, for an exercise price of $0.60 per share for a period of four (4) years from the Closing Date (the “Warrants”). Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Debenture and Warrant to the Purchaser. The Purchase Agreement, Debenture and Warrants are described in more detailed above under “Recent Development – Debt Financings.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Promissory Note with Lender dated September 24, 2015, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 29, 2015.
4.2	Debenture dated October 28, 2015, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 3, 2015.
4.3	Warrant dated October 28, 2015, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 3, 2015.
10.1	Security Agreement dated September 24, 2015, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2015.
10.2	Securities Purchase Agreement dated October 28, 2015, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2015.
10.3	Registration Rights Agreement dated October 28, 2015, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 3, 2015.
10.4	Security Agreement dated October 28, 2015, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 3, 2015.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC HEALTH GROUP CORPORATION

Date: February 16, 2016	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

