Form 10-Q
period 2016-03-31
Propanc Health Group Corp
filed 2016-05-16
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 721,929,520 shares of common stock as of May 11, 2016.

PROPANC HEALTH GROUP CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

March 31, 2016

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim consolidated financial statements of Propanc Health Group Corporation (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	March 31, 2016	June 30, 2015
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$1,479,026	$107,627
GST tax receivable	21,628	11,647
Prepaid expenses and other current assets	117,096	502,616

TOTAL CURRENT ASSETS	1,617,750	621,890

Security deposit	1,687	1,684
Property and equipment, net	3,678	3,494

TOTAL ASSETS	$1,623,115	$627,068

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$159,323	$236,466
Accrued expenses and other payables	60,627	386,311
Convertible notes and related accrued interest, net	999,089	1,794,375
Loans payable	2,300	27,558
Embedded conversion option liabilities	3,659,506	780,281
Warrant derivative liability	80,630	269,648
Due to directors - related parties	35,168	35,108
Loans from directors and officer - related parties	56,743	79,416
Employee benefit liability	90,602	71,421

TOTAL CURRENT LIABILITIES	5,143,988	3,680,584

Commitments and Contingencies (See Note 7)	-	-

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.01 par value; 10,000,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	5,000	5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 and 1 share issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	-	-
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 602,454,054 and 347,442,013 shares issued and outstanding as of March 31, 2016 and June 30, 2015, respectively	602,455	347,442
Additional paid-in capital	23,415,658	17,458,745
Accumulated other comprehensive income (loss)	(25,445)	100,968
Accumulated deficit	(27,518,541)	(20,965,671)

TOTAL STOCKHOLDERS' DEFICIT	(3,520,873)	(3,053,516)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,623,115	$627,068

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2016	2015	2016	2015

REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	775,216	504,724	2,620,324	980,637
Occupancy expenses	5,235	2,366	15,062	7,710
Research and development	510,301	9,475	806,578	15,797
TOTAL OPERATING EXPENSES	1,290,752	516,565	3,441,964	1,004,144

LOSS FROM OPERATIONS	(1,290,752)	(516,565)	(3,441,964)	(1,004,144)

OTHER INCOME (EXPENSE)
Interest expense	(1,104,315)	(199,287)	(2,678,604)	(847,942)
Interest income	-	13	2,027	16
Other expense	-	-	-	(50,002)
Change in fair value of derivative liabilities	57,118	(42,802)	(494,772)	79,940
Gain (loss) on debt settlements, net	-	331,457	(58,893)	366,341
Foreign currency transaction gain (loss)	186,070	(27,066)	47,366	(209,678)
TOTAL OTHER INCOME (EXPENSE)	(861,127)	62,315	(3,182,876)	(661,325)

LOSS BEFORE INCOME TAXES	(2,151,879)	(454,250)	(6,624,840)	(1,665,469)

INCOME TAX (EXPENSE) BENEFIT	(30)	-	71,970	79,302

NET INCOME (LOSS)	(2,151,909)	(454,250)	(6,552,870)	(1,586,167)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(238,292)	131,659	(126,413)	349,796

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	$(2,390,201)	$(322,591)	$(6,679,283)	$(1,236,371)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.02)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	510,808,665	201,772,426	419,957,374	124,223,579

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended March 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,552,870)	$(1,586,167)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	1,359,874	199,727
Issuance of preferred stock for services	-	1,067
(Gain) loss on settlement	58,893	(366,341)
Settlement fees paid in the form of debt	-	150,000
Foreign currency transaction loss (gain)	(47,366)	77,661
Depreciation expense	507	18
Amortization of debt discount	2,235,257	167,535
Change in fair value of derivative liabilities	494,772	(79,940)
Accretion of put premium	914,412	598,103
Changes in Assets and Liabilities:
GST receivable	(9,961)	(5,560)
Prepaid expenses and other assets	(246,311)	20,644
Accounts payable	(77,543)	5,322
Employee benefit liability	19,060	17,531
Accrued expenses	(326,341)	87,818
Accrued interest	(27,527)	15,041
NET CASH USED IN OPERATING ACTIVITIES	(2,205,144)	(697,541)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(676)	(918)
NET CASH USED IN INVESTING ACTIVITIES	(676)	(918)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayments to directors and officer	(21,491)	(20,000)
Loan repayments	(23,843)	-
Proceeds from convertible promissory notes	4,177,500	675,500
Repayments of convertible promissory notes	(463,976)	-
Proceeds from issuance of common stock for cash	-	29,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,668,190	684,500

Effect of exchange rate changes on cash	(90,971)	94,508

NET INCREASE (DECREASE) IN CASH	1,371,399	80,549

CASH AT BEGINNING OF PERIOD	107,627	87,799
CASH AT END OF PERIOD	$1,479,026	$168,348

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Common stock issued for settlement of debt	$-	$152,285
Prepaid common stock issued for services	$72,757	$134,373
Reduction of put premium related to conversions of convertible note	$1,034,454	$37,032
Conversion of convertible notes and accrued interest to common stock	$3,817,285	$206,940
Discounts related to warrants issued with convertible debenture	$1,666,635	$-
Discounts related to lender costs	$-	$48,500
Discounts related to derivative liability	$2,205,925	$-
Conversion of loan payable to common stock	$-	$66,389

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended March 31, 2016 and 2015 and cash flows for the nine months ended March 31, 2016 and 2015 and our financial position as of March 31, 2016 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

MARCH 31, 2016

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

Other Comprehensive Income (Loss) for all periods presented, includes only foreign currency translation gains (losses).

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the nine months ended March 31, 2016 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2015	$100,968
Foreign currency translation loss	(126,413)
Ending balance, March 31, 2016	$(25,445)

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of March 31, 2016 or June 30, 2015.

Patents

Patent costs are stated at cost and reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency, however, the Company will expense any costs as long as the Company is in the startup stage. Accordingly, as the Company's product was and is not currently approved for market, thus any patent costs incurred from 2013 through 2016 were expensed immediately. Currently, the Company has five international patents pending which was jointly applied for by the Company and another entity.

For its lead patent, the Company received grant status, or has been accepted in South Africa, Australia, Japan and New Zealand.  In addition, the United States Patent and Trademark Office or USPTO and European Patent Office or EPO have made preliminary indications that key features of the Company’s technology are patentable. The Company is presently working towards securing a patent in each region, covering as many aspects of its technology as possible, whilst also actively seeking protection throughout Eastern Europe, Asia and South America.

Individual countries and regions where the Company is actively seeking protection for its lead patent include United States, Canada, Japan, Brazil, China, Mexico, Hong Kong, Singapore, Israel, Chile, Peru, Malaysia, Vietnam, Indonesia, Europe, Russia, India, and South Korea. The patent is now granted, or accepted in South Africa, Australia, and New Zealand.

Of the four remaining patents, the Company has either filed an application, or is presently under examination in the country of origin. Two patents have been filed in the United States, one in Spain and another in Australia.

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

As of March 31, 2016 and June 30, 2015 the Company was owed $21,628 and $11,647 from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, research and development costs are expensed when incurred.  Total research and development costs for the nine months ended March 31, 2016 and 2015 were $806,578 and $15,797 respectively.

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

MARCH 31, 2016

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. For the nine months ended March 31, 2016, there were 37,569,634 warrants outstanding and twelve convertible notes payable that are convertible into 520,153,814 common shares respectively which are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after March 31, 2016 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations. The Company is evaluating or has implemented the following at March 31, 2016:

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

On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. As of March 31, 2016, this ASU has not had a material impact on the unaudited consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. As of March 31, 2016, this ASU has not had a material impact on the unaudited consolidated balances current presentation.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which contemplate continuation of the Company as a going concern.  For the nine months ended March 31, 2016, the Company had no revenues and had a net loss of $6,552,870 and net cash used in operations of $2,205,144. Additionally, as of March 31, 2016, the Company had a working capital deficit, stockholders' deficit and accumulated deficit of $3,526,238, $3,520,873, and $27,518,541 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

NOTE 3 – DUE TO DIRECTORS - RELATED PARTIES

Due to directors - related parties represents unsecured advances made by the directors for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company are due upon demand.  The Company is currently not being charged interest under these advances. The total amount owed these directors at March 31, 2016 and June 30, 2015 is $35,168 and $35,108 respectively.

NOTE 4 – LOANS

Loans from Directors and Officer - Related Parties

Loans from Directors and an Officer at March 31, 2016 and June 30, 2015 were $56,743 and $79,416, respectively.  The loans bear no interest and are all past their due date and in default. The Company repaid cash of $21,491 (AUD$29,744) of these loans during the nine months ended March 31, 2016.

Other Loans from Unrelated Parties

As of June 30, 2015, other loans from unrelated parties balance was $27,558. During the nine months ended March 31, 2016, the Company repaid cash of $23,843 (AUD$33,000) and a foreign currency transaction gain of $1,415 resulting in a balance of $2,300 as of March 31, 2016.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes at March 31, 2016 were as follows:

Convertible notes and debenture	$3,352,199
Unamortized discounts	(2,770,210)
Accrued interest	65,281
Premium	351,819
Convertible notes, net	$999,089

On August 6, 2014 (execution date), the Company executed a convertible promissory note in the principal sum of $250,000, with an original issue discount (“OID”) of $25,000. The consideration to be paid to the Lender shall be equal to the consideration actually paid by the Lender plus prorated interest and any other fees that the Company shall be required to pay. The original issue discount shall also be prorated based on the actual consideration received to equal approximately 10% of the consideration received. If the Company repays a consideration payment on or before the first 90 days from the effective date of that payment, the interest rate on that payment of consideration will be 0%. If the Company does not repay a payment on or before the 90 days, the Company will incur a one-time interest charge of 12% on the principal amount of the loan. Upon execution of the note, the note holder made an initial payment of $25,000 (net of a $2,500 OID) to the Company of the total consideration. The maturity date is two years from the date of each payment to the Company, and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The note is convertible, at the option of the investor, to common stock of the Company at any time after the effective date at the lesser of $0.09 or 60% of the lowest trade price in the 25 trading days prior to the conversion. The Company didn’t repay the consideration payment on or before the first 90 days from the effective date of that payment and therefore incurred a 12% interest charge. No further funding other than the above mentioned $25,000 has been received under the $250,000 note. On December 10, 2015, the Company repaid cash of $90,000 as payment in full of $27,500 of principal and accrued interest of $3,607 resulting in $58,893 of a penalty which was expensed as loss on debt settlement. As of March 31, 2016, this note was paid in full.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

On February 10, 2015, the Company issued a convertible note payable for $45,000 with an OID of $7,500. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is February 10, 2016. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days prior to the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. During the nine months ended March 31, 2016, the Company has accreted the remaining $9,409 of the put premium as $27,409 had been accreted at June 30, 2015, resulting in the put premium being fully expensed. During the nine months ended March 31, 2016, the Company converted $45,000 of principal and accrued interest of $1,887 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $36,818 reduction of the put premium. As of March 31, 2016, this note was fully converted.

On February 17, 2015, the Company issued a second convertible note payable for $45,000 with an OID of $7,500. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is February 17, 2016. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days prior to the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. During the nine months ended March 31, 2016, the Company has accreted the remaining $9,409 of the put premium as $27,409 had been accreted at June 30, 2015, resulting in the put premium being fully expensed. During the nine months ended March 31, 2016, the Company converted $45,000 of principal and accrued interest of $2,229 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $36,818 reduction of the put premium. As of March 31, 2016, this note was fully converted.

On March 12, 2015, the Company issued a third convertible note payable for $170,500 with an OID of $13,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is March 12, 2016. The note is convertible at the option of the holder at any time at a rate of 55% of the Company’s common stock for the average of the lowest three trading prices in the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $139,500 put premium. During the nine months ended March 31, 2016, the Company converted $170,500 of principal and accrued interest of $8,580 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $139,500 reduction of the put premium. As of March 31, 2016, this note was fully converted.

On March 20, 2015, the Company issued a fourth convertible note payable for $150,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is March 20, 2016. The note is convertible at the option of the holder at any time at a rate of 55% of the lowest trading bid price of the Company’s common stock for the average of the lowest three trading priced in the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $122,727 put premium. During the nine months ended March 31, 2016, the Company converted $150,000 of principal and accrued interest of $9,436 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $122,727 reduction of the put premium. As of March 31, 2016, this note was fully converted.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

On February 15, 2015, in connection with a six-month consulting agreement, the Company issued a convertible promissory note for $90,000 as compensation for services to be rendered. The Company agreed to pay 5% interest per annum on the principal amount and the maturity date is August 15, 2015. The note is convertible at the option of the holder at any time after issuance of note at a rate of 60% of the lowest trading price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company fully expensed a $60,000 put premium. During the nine months ended March 31, 2016, the Company converted $90,000 of principal and accrued interest of $5,527 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $60,000 reduction of the put premium. As of March 31, 2016, this note was fully converted.

On March 12, 2015, the Company issued a convertible promissory note for $104,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is December 16, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 58% of the average lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $75,310 put premium over 180 days from the execution of the convertible note. On July 15, 2015, the Company repaid cash of $137,915 as payment in full of $104,000 of principal and accrued interest of $2,872 resulting in $31,043 of a prepayment penalty which was expensed as interest expense. During the nine months ended March 31, 2016, the Company has accreted $6,276 of the put premium as $46,441 had been accreted at June 30, 2015 and this repayment resulted in a $22,593 reduction of the remaining put premium. As of March 31, 2016, this note was paid in full.

On March 12, 2015, in connection with a two-year consulting agreement, the Company issued a convertible promissory note for $60,000 as compensation for services to be rendered. The Company agreed to pay 10% interest per annum on the principal amount and the maturity date is March 11, 2017. The note is convertible, at the option of the holder, at any time after the effective date at the lesser of $0.0175 or 75% of the volume weighted average of the lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). During the nine months ended March 31, 2016, the Company converted $60,000 of principal and accrued interest of $5,159 into shares of the Company’s common stock (See Note 6). As of March 31, 2016, this note was fully converted.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

On April 20, 2015, the Company issued a convertible note payable for $17,500. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is April 20, 2016. The note is convertible at the option of the holder at any time at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $14,318 put premium. During the nine months ended March 31, 2016, the Company converted $16,500 of principal and accrued interest of $803 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $13,500 reduction of the put premium. Accrued interest as of March 31, 2016 was $79.

On April 24, 2015, the Company received payment of the Note Receivable of $45,000, less the OID of $7,500, that offsets the Back-End Note that was issued on February 10, 2015. Proceeds from the Note Receivable of $2,250 were paid directly to legal fees resulting in net cash proceeds of $35,250 received by the Company. This Back-End Note is related to the initial convertible note that was issued on February 10, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. During the nine months ended March 31, 2016, the Company has accreted the remaining $22,909 of the put premium as $13,909 had been accreted at June 30, 2015, resulting in the put premium being fully expensed. During the nine months ended March 31, 2016, the Company converted $45,000 of principal and accrued interest of $1,765 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $36,818 reduction of the put premium. As of March 31, 2016, this note was fully converted.

On April 24, 2015, the Company received payment of the Note Receivable of $45,000, less the OID of $7,500, that offsets the Back-End Note that was issued on February 17, 2015. Proceeds from the Note Receivable of $2,250 were paid directly to legal fees resulting in net cash proceeds of $35,250 received by the Company. This Back-End Note is related to the initial convertible note that was issued on February 17, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. During the nine months ended March 31, 2016, the Company has accreted the remaining $22,909 of the put premium as $13,909 had been accreted at June 30, 2015, resulting in the put premium being fully expensed. During the nine months ended March 31, 2016, the Company converted $1,000 of principal and accrued interest of $46 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $818 reduction of the put premium. Accrued interest as of March 31, 2016 was $3,308.

On April 27, 2015, the Company received payment of the Note Receivable of $170,500, less the OID of $13,000, that offsets the Back-End Note that was issued on March 12, 2015. Proceeds from the Note Receivable of $7,500 were paid directly to legal fees resulting in net cash proceeds of $150,000 received by the Company. This Back-End Note is related to the initial convertible note that was issued on March 12, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $139,500 put premium. During the nine months ended March 31, 2016, the Company converted $170,500 of principal and accrued interest of $8,303 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $139,500 reduction of the put premium. As of March 31, 2016, this note was fully converted.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

On May 19, 2015, the Company entered into a Securities Purchase Agreement (“SPA”), to issue a series of nine back end convertible notes in the principal sum of $782,500, pursuant to the SPA, the Company issued to the lender nine convertible promissory notes termed "Back-End Notes", in the amounts of $37,500 ("Back-End Note 1"), $37,500 ("Back-End Note 2"), $157,500 ("Back-End Note 3"), $150,000 ("Back-End Note 4"), $17,500 ("Back-End Note 5"), $37,500 ("Back-End Note 6"), $37,500 ("Back-End Note 7"), $157,500 ("Back-End Note 8") and $150,000 ("Back-End Note 9"). These notes have the same terms as the initial convertible notes. Each Back-End Note shall initially be paid for by an offsetting promissory note issued to the Company by the lender ("Note Receivable") provided that prior to the conversion of the Back-End Notes, the holders must have paid off the Notes Receivable in cash. Each Note Receivable is due on May 19, 2016, unless the Company does not meet the “current public information” requirement pursuant to Rule 144, in which case both the Back-End Notes and the Notes Receivable may both be cancelled. Each Note Receivable is initially secured by the pledge of the Back-End Notes, but may be exchanged for other collateral with an appraised value of at least the principal amount of the note less the OID, upon Company’s approval following a three (3) day written notice to the Company. The term of the Notes Receivable and the Back-End Notes are one year, upon which the outstanding principal and interest is payable. The amounts funded plus accrued interest under Back-End Notes are convertible into common stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Back-End Notes), at a conversion price equal to 55% of the lowest trading bid price in the ten (10) trading days prior to the conversion. During the nine months ended March 31, 2016, all of the Back-End Notes (an aggregate total principal of $782,500) were issued as noted below.

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

On June 2, 2015, the Company received payment of the Note Receivable of $150,000 that offsets the Back-End Note that was issued on March 20, 2015. Proceeds from the Note Receivable of $7,500 were paid directly to legal fees resulting in net cash proceeds of $142,500 received by the Company. This Back-End Note is related to the initial convertible note that was issued on March 20, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $122,727 put premium. During the nine months ended March 31, 2016, the Company converted $125,000 of principal and accrued interest of $8,849 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $102,273 reduction of the put premium. Accrued interest as of March 31, 2016 was $2,329.

On June 4, 2015 (execution date), the Company executed a convertible promissory note in the principal sum of $1,215,000, with an OID of $110,000. The consideration to be paid to the lender shall be equal to the consideration actually paid by the lender plus prorated interest and any other fees that the Company shall be required to pay. The original issue discount shall also be prorated based on the actual consideration received to equal approximately 10% of the consideration received. The Company agreed to pay 10% interest per annum on the principal amount and the maturity date is ten months from the date of each payment to the Company, and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The note is comprised of an initial cash purchase of $335,000 (includes $30,000 of OID and $5,000 for legal fees) (“Initial Note”), a Secured Investor Note of $220,000 (includes $20,000 of OID) (“Secured Investor Note”) and three Investor Notes of $220,000 each (include $20,000 of OID each) (“Investor Notes”). The Secured Investor Note is secured by the lender’s 40% membership interest in a certain LLC. The Company will accrue 10% interest per annum on the unpaid principal amount of the Secured Investor Note and the three Investor Notes as defined in the agreements. Upon execution of the note, the note holder made an initial cash payment of $300,000 (net of a $30,000 OID and $5,000 for legal fees) to the Company of the total consideration and issued the Secured Investor Note and three Investor Notes to the Company. On July 13, 2015, the Company received payment of the Secured Investor Note of $220,000 less OID of $20,000,that was issued on June 4, 2015. The Company received interest proceeds of $1,997 from the Secured Investor Note resulting in net cash proceeds of $201,997 received by the Company. The Initial Note and the Secured Investor Note are convertible, at the option of the lender, to common stock of the Company at any time after the effective date at a price of $0.07 per share, which represents fair value at execution date. These notes were determined to be derivative instruments due to the variable conversion price of the notes which is initially $0.07 and subject to adjustment if the Company’s market capitalization falls below $3,000,000 at any time. These notes were bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). On December 9, 2015, the Company repaid cash of $269,976 as partial payment for this note. During the nine months ended March 31, 2016, the Company converted $285,024 of principal and accrued interest of $29,091 into shares of the Company’s common stock (See Note 6). As of March 31, 2016, this note was fully converted.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

On July 14, 2015, the Company received payment of three Note Receivables of $352,500, that offset three of the Back-End Notes that were issued on May 19, 2015. Proceeds from the Note Receivables of $17,690 were paid directly to legal fees resulting in net cash proceeds of $334,810 received by the Company. These Back-End Note are related to the initial convertible notes that was issued on May 19, 2015 and have the same terms as previously discussed. As a result, these Back-End Notes are now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. These convertible notes are treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $288,409 put premium over 180 days from the execution of the convertible notes. During the nine months ended March 31, 2016, the Company has accreted $288,409 of the put premium resulting in the put premium being fully expensed. During the nine months ended March 31, 2016, the Company converted $287,500 of principal and accrued interest of $15,184 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $235,227 reduction of the put premium. Accrued interest as of March 31, 2016 was $3,558.

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

On October 14, 2015 and October 15, 2015, the Company received payment of six Note Receivables of $430,000, that offset the remaining six of the Back-End Notes that were issued on May 19, 2015. Proceeds from the Note Receivables of $22,265 were paid directly to legal fees resulting in net cash proceeds of $407,735 received by the Company. These Back-End Note are related to the initial convertible notes that was issued on May 19, 2015 and have the same terms as previously discussed. As a result, these Back-End Notes are now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. These convertible notes are treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $351,818 put premium over 180 days from the execution of the convertible notes. During the nine months ended March 31, 2016, the Company has accreted $351,818 of the put premium resulting in the put premium being fully expensed. During the nine months ended March 31, 2016, the Company converted $135,000 of principal and accrued interest of $4,702 into shares of the Company’s common stock (See Note 6). Additionally, this conversion resulted in a $110,455 reduction of the put premium. Accrued interest as of March 31, 2016 was $11,213.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

On March 11, 2016, the Company entered into an Addendum (the “ Addendum ”) with the Purchaser pursuant to which the Company and the Purchaser agreed to new terms with respect to that certain securities purchase agreement entered into by and between the Company and the Purchaser dated as October 28, 2015.

Addendum

Under the Addendum, the Company and the Purchaser agreed that the balance of the deposit control account, after giving effect to the amounts released from such account as of the date of the Addendum, will be released to the Company in two installments as follows: (1) up to $1,200,000 will be released to the Company upon full execution of the Addendum, and (2) up to $375,000 within 60 days of the full execution of the Addendum as long as certain conditions have been met.

The Company and the Purchaser agreed that the new conversion price will be $0.03; provided that in the event that the volume weighted average price per share on any trading day is less than such conversion price, the conversion price will be adjusted to a price per share that is equal to a 22.5% discount to the lowest trading price of the common stock in the 10 trading days prior to the date of conversion. The Company evaluated this note modification under ASC 470-50-40-10 and concluded that it doesn’t apply since the conversion option is bifurcated and the 10% cash flow test was not met under ASC 470-50.

Under the Addendum, the Purchaser agreed to limit the number of shares of common stock it sells on any trading day to an amount of shares that is less than 25% of the trading volume of the common stock on that same trading day. The Purchaser and the Company may agree otherwise with respect to this trading limitation.

The Company also agreed to reserve an additional 300,000,000 shares for issuance and to file a registration statement on Form S-1 to register shares covering the resale of all of the additional shares of common stock that are issuable upon conversion of the Debenture, as modified by this Addendum. On March 25, 2016, the Company filed a registration statement with the SEC and on April 19, 2016, the registration statement was deemed effective.

The Company and the Purchaser agreed that the October Financing Documents, as applicable, will continue in effect and remain in place, except to the extent modified by the Addendum.

Securities Purchase Agreement and Debenture

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

Under the terms of the Purchase Agreement and Debenture, $2,800,000 of the Investment Amount will be deposited into a deposit control account and such amount will remain in the deposit control account pending the achievement of certain milestones by the Company and the satisfaction of certain equity conditions set forth in the Debenture. Additionally, under the Debenture, the Principal Amount will be reduced by $25,000 if the Company files a registration statement with the SEC within 30 days following the Closing Date. The Principal Amount will be reduced by an additional $25,000 if the registration statement is deemed effective within 100 days after the Closing Date. On November 23, 2015, the Company filed a registration statement with the SEC and on December 10, 2015, the registration statement was deemed effective. Both of these conditions were met resulting in a $50,000 reduction of the Principal Amount such that the aggregate principal amount is $4,350,000 as of March 31, 2016.

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

The Debenture has a 10% original issue discount and matures on October 28, 2016. The Principal Amount of the Debenture accrues interest at the rate of 5% per annum, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Debenture was, prior to Addendum, convertible at any time, in whole or in part, at the Purchaser’s option into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price equal to $0.042, which is the volume weighted average price of the Company’s Common Stock five days prior to the execution of the Debenture (subject to adjustment) (the “Conversion Price”). At any time after the effective date of the registration statement, the Purchaser has the opportunity to convert up to an aggregate of $2,090,000 of the Debenture, at one or more conversion dates, into shares of Common Stock at a conversion price equal to the VWAP of the Common Stock over the five (5) trading days prior to such Effective Date. The Purchaser option to convert at such a conversion price expires when the Purchaser converts an aggregate of $2,090,000 of the Debenture using such conversion price. If the volume weighted average price of the Company Common Stock on any trading day is less than the Conversion Price, the Purchaser may convert at a price per share equal to a twenty percent (20%) discount to the average of the two lowest closing prices during the five trading days prior to the date of conversion. At no time will the Purchaser be entitled to convert any portion of the Debenture to the extent that after such conversion, the Purchaser (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date. During the nine months ended March 31, 2016, the Company withdrew a principal amount of $2,425,000 from the deposit control account, of which $269,976 was paid directly as partial payment of a note dated June 4, 2015 and $33,437 were paid directly to legal fees resulting in net cash proceeds of $2,121,587 received by the Company. An aggregate total of $3,290,000 of these notes were bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). During the nine months ended March 31, 2016, the Company converted $1,065,301 of principal into shares of the Company’s common stock (See Note 6). Accrued interest as of March 31, 2016 was $44,794.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

The Company recorded $4,207,500 and $166,500 of debt discounts for fees paid to lenders related to the above note issuances during the nine months ended March 31, 2016 and 2015 respectively. The debt discounts are being amortized over the term of the debt. Amortization of the debt discounts for the nine months ended March 31, 2016 and 2015 was $1,852,757 and $43,773 respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The total number of preferred shares authorized and that may be issued by the Company is 10,000,000 preferred shares with a par value of $0.01. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

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

Shares issued for services

On June 4, 2015, the Company entered into an agreement with a consultant to provide services over a six month period in exchange for 500,000 shares of common stock. The Company valued the 500,000 shares based on the market price on the agreement date of $0.0706 and will recognize $35,300 of consulting expense through the term of the agreement. On July 2, 2015 the Company issued the 500,000 shares related to this agreement. The Company has recorded $30,285 of consulting expense for the nine months ended March 31, 2016.

On August 26, 2015, the Company issued 560,000 shares of common stock to a consultant as compensation for a six month period consulting service. The Company valued the 560,000 shares based on the market price on the issuance date of $0.04. The Company has recorded $22,400 of consulting expense for the nine months ended March 31, 2016.

On September 8, 2015, the Company issued 600,000 shares of common stock to a member of the Company’s Scientific Advisory Board. The Company valued the 600,000 shares based on the market price on the issuance date of $0.0369 and immediately expensed the $22,140.

On July 24, 2015, the Company entered into an agreement with a consultant to provide services over a six month period. The Company agreed to issue the consultant 8,000,000 shares of common stock. The Company valued the 8,000,000 shares based on the market price on the agreement date of $0.0435 and is recognizing $348,000 of consulting expense through the term of the agreement. On October 8, 2015, the Company issued the 8,000,000 shares related to this agreement. The Company has recorded $348,000 of consulting expense for the nine months ended March 31, 2016 related to this agreement.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

On October 1, 2015, the Company entered into an agreement with a consultant to provide services over a one year period. The Company agreed to issue the consultant 1,500,000 shares of common stock and an additional 1,500,000 shares of common stock on April 1, 2016 unless the Company terminates the agreement. The Company valued the 1,500,000 shares based on the market price on the agreement date of $0.031 and is recognizing $46,500 of consulting expense over the one year term of the agreement. The Company has recorded $23,314 of consulting expense for the nine months ended March 31, 2016 related to this agreement. On October 1, 2015, the Company issued 1,100,000 and 400,000 shares of common stock to consultants related to this agreement. In February 2016, the Company terminated this agreement.

On October 16, 2015, the Company issued 4,000,000 shares of common stock to a consultant. The Company valued the 4,000,000 shares based on the market price on the issuance date of $0.0415 and is recognizing $166,000 of consulting expense over the six month term of the agreement. The Company has recorded $151,486 of consulting expense for the nine months ended March 31, 2016 related to this agreement.

On December 30, 2015, the Company entered into an agreement with a consultant to provide services over a nine month period. The Company agreed to issue the consultant 1,000,000 shares of common stock. The Company valued the 1,000,000 shares based on the market price on the agreement date of $0.0260 and is recognizing $26,000 of consulting expense over the term of the agreement. On January 4, 2016, the Company issued the 1,000,000 shares of this agreement. The Company has recorded $8,730 of consulting expense for the nine months ended March 31, 2016 related to this agreement.

On December 30, 2015, the Company entered into an agreement, effective on January 1, 2016, with a consultant to provide services over a six month period. The Company agreed to issue the consultant 2,250,000 shares of common stock. The Company valued the 2,250,000 shares based on the market price on the effective date of the agreement of $0.0279 and will amortize the $62,775 over the six month term of the agreement. On January 4, 2016 and on February 18, 2016, the Company issued 375,000 shares of common stock related to this agreement. The Company has recorded $20,925 of consulting expense for the nine months ended March 31, 2016 related to this agreement. In February 2016, the Company terminated this agreement.

On December 31, 2015, the Company entered into an agreement, effective on January 1, 2016, with a law firm to provide legal services. The Company agreed to issue the law firm 1,600,000 shares of common stock. The Company valued the 1,600,000 shares based on the market price on the effective date of the agreement of $0.0279 and immediately expensed the $44,640. On January 4, 2016, the Company issued 1,600,000 shares of common stock related to this agreement.

On November 11, 2015, the Company entered into an agreement with a consultant to provide services over a six month period. The Company agreed to issue the consultant 2,000,000 shares of common stock. The Company valued the 2,000,000 shares based on the market price on the effective date of the agreement of $0.0157 and is recognizing $31,400 of consulting expense over the term of the agreement. On February 17, 2016, the Company issued the 2,000,000 shares of this agreement. The Company has recorded $24,326 of consulting expense for the nine months ended March 31, 2016 related to this agreement.

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

MARCH 31, 2016

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

MARCH 31, 2016

(unaudited)

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

On January 4, 2016, pursuant to a conversion notice, $54,375 of interest was converted at $0.02156 into 2,522,032 shares of common stock (See Note 5).

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

MARCH 31, 2016

(unaudited)

On January 25, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $0.01492 into 1,675,604 shares of common stock (See Note 5).

On January 25, 2016, pursuant to a conversion notice, $13,567 of principal and interest was converted at $0.009955 into 1,362,834 shares of common stock (See Note 5).

On January 25, 2016, pursuant to a conversion notice, $65,159 of principal and interest was converted at $0.0150 into 4,343,934 shares of common stock (See Note 5).

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

On February 8, 2016, pursuant to a conversion notice, $15,700 of principal and interest was converted at $0.009405 into 1,669,354 shares of common stock (See Note 5).

On February 9, 2016, pursuant to a conversion notice, $198,140 of principal was converted at $0.0100 into 19,814,000 shares of common stock (See Note 5).

On February 9, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $0.0138 into 1,811,595 shares of common stock (See Note 5).

On February 10, 2016, pursuant to a conversion notice, $12,042 of principal and interest was converted at $0.00864 into 1,394,548 shares of common stock (See Note 5).

On February 12, 2016, pursuant to a conversion notice, $40,000 of principal was converted at $0.01268 into 3,154,575 shares of common stock (See Note 5).

On February 16, 2016, pursuant to a conversion notice, $10,276 of principal and interest was converted at $0.00864 into 1,221,172 shares of common stock (See Note 5).

On February 17, 2016, pursuant to a conversion notice, $10,278 of principal and interest was converted at $0.00787 into 1,306,848 shares of common stock (See Note 5).

On February 22, 2016, pursuant to a conversion notice, $20,579 of principal and interest was converted at $0.00787 into 2,616,482 shares of common stock (See Note 5).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

On February 23, 2016, pursuant to a conversion notice, $30,000 of principal was converted at $0.01184 into 2,533,784 shares of common stock (See Note 5).

On February 25, 2016, pursuant to a conversion notice, $115,975 of principal and interest was converted at $0.0100 into 11,597,463 shares of common stock (See Note 5).

On February 25, 2016, pursuant to a conversion notice, $30,000 of principal was converted at $0.0100 into 3,000,000 shares of common stock (See Note 5).

On February 26, 2016, pursuant to a conversion notice, $30,000 of principal was converted at $0.0096 into 3,275,110 shares of common stock (See Note 5).

On March 2, 2016, pursuant to a conversion notice, $25,773 of principal and interest was converted at $0.00567 into 4,549,444 shares of common stock (See Note 5).

On March 4, 2016, pursuant to a conversion notice, $50,000 of principal was converted at $0.00832 into 6,009,616 shares of common stock (See Note 5).

On March 8, 2016, pursuant to a conversion notice, $143,000 of principal was converted at $0.00868 into 16,474,655 shares of common stock (See Note 5).

On March 13, 2016, pursuant to a conversion notice, $8,274 of principal and interest was converted at $0.00201 into 4,107,483 shares of common stock (See Note 5).

On March 15, 2016, pursuant to a conversion notice, $126,549 of principal and interest was converted at $0.00572 into 22,123,958 shares of common stock (See Note 5).

On March 18, 2016, pursuant to a conversion notice, $67,237 of principal and interest was converted at $0.00660 into 10,187,380 shares of common stock (See Note 5).

On March 29, 2016, pursuant to a conversion notice, $62,926 of principal was converted at $0.01920 into 3,277,403 shares of common stock (See Note 5).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

Warrants:

On October 28, 2015, pursuant to a convertible debenture, the Company issued 26,190,476 warrants to purchase common stock. These warrants have an exercise price of $0.60 per share and expire 4 years from the date of issuance (See Note 5).

In connection with above agreement dated November 11, 2015, on February 22, 2016, the Company issued to the consultant, 4,000,000 warrants to purchase common stock of the Company. The fair value of the warrants was determined using a Black-Scholes option pricing model with a stock price of $0.0119, exercise price of $0.045, volatility of 314% based on the Company’s stock price, an expected term of 60 months based on the warrant and a risk free rate of 1.54%. The value of the warrants of $47,560 was recorded as additional paid in capital and a prepaid expense in the accompanying condensed consolidated balance sheet, the prepaid balance was $10,714 at March 31, 2016 and stock based expense of $36,846 was recorded for the three months ended March 31, 2016.

As of March 31, 2016, there were 37,569,634 warrants outstanding and exercisable with expiration dates commencing September 2018 – May 2020.

NOTE 7 – COMMITMENTS AND CONTINGIENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. The Company is presently in litigation with Typenex Co-Investment, LLC, a Utah limited liability company (“Typenex”), in private arbitration in the State of Utah. In connection with this arbitration, a lawsuit is also pending in the Third Judicial District Court of Salt Lake County, Utah, which has been stayed pending the outcome of the arbitration. Typenex is claiming funds due under a convertible promissory note dated June 4, 2015. The Company is actively defending all allegations made by Typenex, and has lodged a counter claim against the plaintiff in the arbitration. The Company does not believe the result of this litigation matter will have a material adverse effect on our financial conditions or results of operations.

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

On May 5, 2016, the Company entered into a month to month lease agreement with a new landlord with a monthly rental fee of approximately $3,000 AUD and requiring a three month notice, by either party, to terminate agreement.

Rent expense for the nine months ended March 31, 2016 and 2015 was $15,062 and $7,710 respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of March 31, 2016 and June 30, 2015, the Company owed certain directors a total of $56,743 and $79,416 respectively, for money loaned to the Company throughout the years. The loan balance owed at March 31, 2016 was not interest bearing (See Note 4).

As of March 31, 2016 and June 30 2015, the Company owed two directors a total of $35,168 and $35,108, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 3).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

NOTE 9 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia.  Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through March 31, 2016.

Receivable Concentration

As of March 31, 2016 and June 30, 2015, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

Product and Patent Concentration

As of March 31, 2016, the Company was undertaking preclinical activities for their lead product. The Company was also undertaking research to uncover the mechanism of action of their lead product in order to screen new compounds for development.

The Company previously expanded by the filing of an international PCT patent application (No. PCT/AU2010/001403) directed to enhanced proenzyme formulations and combination therapies. The international PCT application has been based on previous provisional patent applications capturing the Company’s ongoing research and development in this area.

The Company received grant status in South Africa and more recently in Australia, Japan and New Zealand.  In addition, the United States Patent and Trademark Office or USPTO and European Patent Office or EPO have made preliminary indications that key features of our technology are patentable.  The Company is presently working towards securing a patent in each region, covering as many aspects of its technology as possible, while also actively seeking protection throughout Eastern Europe, Asia and South America. Individual countries and regions, include United States, Canada, Japan, Brazil, China, Mexico, Hong Kong, Singapore, Israel, Chile, Peru, Malaysia, Vietnam, Indonesia, Europe, Russia, India, and South Korea. The patent is granted in South Africa, Australia, and New Zealand.

In addition to the Company’s lead patent, another four applications have been filed, or presently under examination. Two patents have been filed in the United States, one in Spain and another in Australia.

Further provisional patent filings are also expected to be filed to capture and protect additional patentable subject matter that is identified, namely further enhanced formulations, combination treatments, use of recombinant products, modes of action and molecular targets.

Foreign Operations

As of March 31, 2016 and June 30, 2015, the Company's operations are based in Australia.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS and FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has 3,000,000 warrants and $2,922,199 of convertible debt with repricing options qualifying for derivative accounting treatment outstanding at March 31, 2016.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black Scholes (“BSM”) option pricing model. The closing price of the Company’s common stock at March 31, 2016 was $0.0304. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at March 31, 2016, are indicated in the table that follows. The volatility was based on historical volatility at March 31, 2016, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

Warrants

March 31, 2016
Volatility	217%
Expected remaining term	2.50
Risk-free interest rate	1.31%
Expected dividend yield	none

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended March 31, 2016)	March 31, 2016
Volatility	217%	217%
Expected Remaining Term	0.70	0.58
Risk Free Interest Rate	0.7%	0.6%
Expected dividend yield	none	none

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the BSM option pricing model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2016:

	Balance at	Quoted Prices	Significant
	March	in Active	Other	Significant
	31,	Markets for	Observable	Unobservable
	2016	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Embedded conversion option liabilities	$3,659,506	$—	$—	$3,659,506
Fair value of liability for warrant derivative instruments	$80,630	$—	$—	$80,630
Total	$3,740,136	$—	$—	$3,740,136

The following is a roll forward for the nine months ended March 31, 2016 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments

Balance at June 30, 2015	$1,049,929
Effects of foreign currency exchange rate changes	(10,490)
Initial fair value of embedded conversion option derivative liability recorded as debt discount	2,205,925
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of ECO	2,211,529
Change in fair value included in statements of operations	(1,716,757)
Balance at March 31, 2016	$3,740,136

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2016

(unaudited)

NOTE 11 – SUBSEQUENT EVENTS

Shares issued for conversion of convertible debt

On April 1, 2016, pursuant to a conversion notice, $54,375 of interest was converted at $0.01705 into 3,189,150 shares of common stock (See Note 5).

On April 4, 2016, pursuant to a conversion notice, $75,000 of principal was converted at $0.01705 into 4,398,827 shares of common stock (See Note 5).

On April 5, 2016, pursuant to a conversion notice, $70,000 of principal was converted at $0.01705 into 4,105,572 shares of common stock (See Note 5).

On April 7, 2016, pursuant to a conversion notice, $75,000 of principal was converted at $0.01705 into 4,398,827 shares of common stock (See Note 5).

On April 12, 2016, pursuant to a conversion notice, $75,000 of principal was converted at $0.019375 into 3,870,968 shares of common stock (See Note 5).

On April 18, 2016, pursuant to a conversion notice, $75,000 of principal was converted at $0.0194525 into 3,855,546 shares of common stock (See Note 5).

On April 19, 2016, pursuant to a conversion notice, $75,000 of principal was converted at $0.0194525 into 3,855,546 shares of common stock (See Note 5).

On April 20, 2016, pursuant to a conversion notice, $29,218 of principal and interest was converted at $0.01419 into 2,059,042 shares of common stock (See Note 5).

On April 21, 2016, pursuant to a conversion notice, $75,000 of principal was converted at $0.01984 into 3,780,242 shares of common stock (See Note 5).

On April 21, 2016, pursuant to a conversion notice, $15,628 of principal and interest was converted at $0.01419 into 1,101,335 shares of common stock (See Note 5).

On April 22, 2016, pursuant to a conversion notice, $48,610 of principal and interest was converted at $0.01419 into 3,425,642 shares of common stock (See Note 5).

On April 22, 2016, pursuant to a conversion notice, $150,000 of principal was converted at $0.01984 into 7,560,484 shares of common stock (See Note 5).

On April 26, 2016, pursuant to a conversion notice, $150,000 of principal was converted at $0.01984 into 7,560,484 shares of common stock (See Note 5).

On April 27, 2016, pursuant to a conversion notice, $156,477 of principal and interest was converted at $0.01463 into 10,695,606 shares of common stock (See Note 5).

On April 27, 2016, pursuant to a conversion notice, $634,880 of principal was converted at $0.01984 into 32,000,000 shares of common stock (See Note 5).

On April 27, 2016, pursuant to a conversion notice, $26,868 of principal and interest was converted at $0.01463 into 1,836,534 shares of common stock (See Note 5).

On May 2, 2016, pursuant to a conversion notice, $325,000 of principal was converted at $0.020925 into 15,531,661 shares of common stock (See Note 5).

Shares issued for services

On April 14, 2016 (“Grant Date”), the Board of Directors of the Company, through unanimous written consent, granted 71,500,000 and 71,500,000 stock options at an exercise price of $0.03 (market value of the Company’s stock on Grant Date), to it’s CEO and to a director, respectively. 23,833,333 of such stock options vest on April 14, 2016 and expire on April 14, 2021, 23,833,333 of such stock options shall vest on April 14, 2017 (first anniversary of Grant Date) and expire on April 14, 2021 and 23,833,334 of such stock options shall vest on April 14, 2018 (second anniversary of Grant Date) and expire on April 14, 2021. The fair value of each of the 71,500,000 options at Grant Date is $2,056,059 (aggregate total of $4,112,118).

On April 14, 2016, the Board of Director of the Company, through unanimous written consent approved Amendment No.1 to the Nathanielsz Employment Agreement to include a provision in the Nathanielsz Employment Agreement pursuant to which the Company will pay Mr. Nathanielsz a monthly amount to cover the costs relating to Mr. Nathanielsz use of a vehicle.

On April 14, 2016, the Board of Director of the Company, through unanimous written consent approved the payment of an annual bonus to the Company’s CEO based on certain performance achievements in 2015 in accordance with the terms of the Nathanielsz Employment Agreement. The bonus amount approved was $200,000 AUD (or 66.66% of the CEO’s current base salary).

On April 22, 2016, the Company entered into an agreement with a consultant to provide services over a one year period. The Company agreed to issue the consultant 6,250,000 shares of common stock. The Company valued the 6,250,000 shares based on the market price on the effective date of the agreement of $0.03 and will amortize the $187,500 over the one year term of the agreement. The Company also agreed to issue the consultant an additional total of 3,750,000 shares of common stock upon completion of certain services. On April 30, 2016, the Company issued 6,250,000 shares of common stock related to this agreement.

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

Promissory Note

We issued a Promissory Note with a principal amount of $1,200,000 to the Lender. The Promissory Note has a maturity date of the earlier of: (i) the date on which we close a subsequent equity offering with the Lender in an amount greater than the principal amount of the Note; or (ii) June 24, 2016. On its face, the Promissory Note does not accrue any interest. In the event that the Lender does not proceed with a subsequent financing with us, beginning on the 46th day following the Issuance Date, the Promissory Note will have a one-time interest adjustment of $180,000 on the outstanding principal of the Promissory Note. Additionally, if the Lender does not wish to proceed with a subsequent financing, the Promissory Note will also be convertible into common stock at the lower of (i) $0.0346; or (ii) a twenty percent (20%) discount to the average of the two lowest closing prices of the common stock in the five trading days prior to the date of conversion. See below as this note was assumed in subsequent offering.

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

Securities Purchase Agreement and Debenture

On October 28, 2015 (the “Closing Date”), we entered into a securities purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with a third party purchaser (the “Purchaser”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Purchaser will invest $4,000,000 (“Investment Amount”) in exchange for a Convertible Debenture (the “Debenture”) in the principal amount of $4,400,000 (the “Principal Amount”) which also includes a previously issued $1,200,000 note from the Purchaser as noted below and warrants to purchase an aggregate of 26,190,476 shares of the Company’s common stock, par value $0.001 per share, for an exercise price of $0.60 per share for a period of four (4) years from the Closing Date (the “Warrants”). Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Debenture and Warrant to the Purchaser.

On March 11, 2016, the Company entered into an Addendum (the “ Addendum ”) with the Purchaser pursuant to which the Company and the Purchaser agreed to new terms with respect to that certain securities purchase agreement entered into by and between the Company and the Purchaser dated as October 28, 2015.

Addendum

Under a March 2016 Addendum, the Company and the Purchaser agreed that the balance of the deposit control account, after giving effect to the amounts released from such account as of the date of the Addendum, will be released to the Company in two installments as follows: (1) up to $1,200,000 will be released to the Company upon full execution of the Addendum, and (2) up to $375,000 within 60 days of the full execution of the Addendum as long as certain conditions have been met.

The Company and the Purchaser agreed that the new conversion price will be $0.03; provided that in the event that the volume weighted average price per share on any trading day is less than such conversion price, the conversion price will be adjusted to a price per share that is equal to a 22.5% discount to the lowest trading price of the common stock in the 10 trading days prior to the date of conversion.

Under the Addendum, the Purchaser agreed to limit the number of shares of common stock it sells on any trading day to an amount of shares that is less than 25% of the trading volume of the common stock on that same trading day. The Purchaser and the Company may agree otherwise with respect to this trading limitation.

The Company also agreed to reserve an additional 300,000,000 shares for issuance and to file a registration statement on Form S-1 to register shares covering the resale of all of the additional shares of common stock that are issuable upon conversion of the Debenture, as modified by this Addendum. On March 25, 2016, the Company filed a registration statement with the SEC covering 171,000,000 shares of its common stock and on April 18, 2016, the registration statement was deemed effective.

The Company and the Purchaser agreed that the October Financing Documents, as applicable, will continue in effect and remain in place, except to the extent modified by the Addendum.

Securities Purchase Agreement

Under the terms of the Purchase Agreement, the Purchaser agreed to deliver the Promissory Note entered into by us and Purchaser on September 24, 2015 with a principal amount of $1,200,000 (the “Prior Note”) see above. The parties further agreed that the Prior Note was deemed cancelled upon the delivery by the Purchaser to us and the amount of the Prior Note is included in the Investment Amount under the Purchase Agreement.

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

Debenture

The Debenture has a 10% original issue discount and matures on October 28, 2016. The Principal Amount of the Debenture accrues interest at the rate of 5% per annum, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Debenture was, prior to Addendum, convertible at any time, in whole or in part, at the Purchaser’s option into shares of the Company’s common stock, par value $0.001 per share (the “Common Stock”), at a conversion price equal to $0.042, which is the volume weighted average price of the Company’s Common Stock five days prior to the execution of the Debenture (subject to adjustment) (the “Conversion Price”). At any time after the effective date of the registration statement, the Purchaser has the opportunity to convert up to an aggregate of $2,090,000 of the Debenture, at one or more conversion dates, into shares of Common Stock at a conversion price equal to the VWAP of the Common Stock over the five (5) trading days prior to such Effective Date. The Purchaser option to convert at such a conversion price expires when the Purchaser converts an aggregate of $2,090,000 of the Debenture using such conversion price. If the volume weighted average price of the Company Common Stock on any trading day is less than the Conversion Price, the Purchaser may convert at a price per share equal to a twenty percent (20%) discount to the average of the two lowest closing prices during the five trading days prior to the date of conversion. At no time will the Purchaser be entitled to convert any portion of the Debenture to the extent that after such conversion, the Purchaser (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date. During the nine months ended March 31, 2016, the Company withdrew a principal amount of $2,425,000 from the deposit control account, of which $269,976 was paid directly as partial payment of a note dated June 4, 2015 and $33,437 were paid directly to legal fees resulting in net cash proceeds of $2,121,587 received by the Company.

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

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after March 31, 2016 are not expected to have a significant effect on the Company’s unaudited consolidated financial position or results of operations.

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

On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting ” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. As of March 31, 2016, this ASU has not had a material impact on the unaudited consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. As of March 31, 2016, this ASU has not had a material impact on the unaudited consolidated balances current presentation.

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after March 31, 2016 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this form 10-Q. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc Pty Ltd.

For the Three Months Ended March 31, 2016 compared to the Three Months Ended March 31, 2015

Revenue

For the three months ended March 31, 2016 and 2015, we generated no revenue because we are currently undertaking research and development activities for market approval and there were no sales generated in this period.

Administration Expense

Administration expenses increased to $775,216 for the three months ended March 31, 2016 as compared with $504,724 for the three months ended March 31, 2015. This increase is primarily attributable to an increase in stock based expenses of approximately $210,000 during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Occupancy Expense

Occupancy expense increased by approximately $2,900 to $5,235 for the three months ended March 31, 2016. On May 1, 2015, we moved to new premises. On May 1, 2015, we entered into a month to month lease agreement with new landlord with a monthly rental fee of approximately $2,200 AUD ($1,687 USD at March 31, 2016). The increase is primarily attributable to an increase in monthly rent expense as compared to prior year period.

Research and Development Expenses

Research and development was $510,301 for the three months ended March 31, 2016 as compared with $9,475 for the three months ended March 31, 2015. Research and development expenditures are primarily attributable to completing animal efficacy models on PRP and to completing the manufacturing, production of drug substance and product for preclinical and clinical trials, as well as undertaking formal toxicology studies and non clinical development. We are looking to raise sufficient capital to undertake the next stage of development for our current programs. We continue to expend our efforts to continue creating value by completing our patent filings and publishing our scientific discoveries, and we are negotiating with third parties to assist with raising the capital needed to complete our planned research and development activities.

Interest Expense/Income

Interest expense increased to $1,104,315 for the three months ended March 31, 2016 as compared with $199,287 for the three months ended March 31, 2015.  Interest expense is primarily comprised of $891,000 debt discount amortization, and $172,000 accretion of debt premium. This increase is primarily attributable to an increased debt discounts of convertible notes issued by the Company during the three months ended March 31, 2016.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities increased to a gain of $57,118 for the three months ended March 31, 2016 as compared with a loss of $42,802 for the three months ended March 31, 2015. This increase is primarily attributable to an increase in the issuance of convertible notes with repricing options and variable conversion pricing and an increase in our stock price during the three months ended March 31, 2016.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain (loss) increased to a gain of $186,070 for the three months ended March 31, 2016 as compared with a loss of $27,066 for the three months ended March 31, 2015. The increase in foreign currency transaction gain (loss) is primarily attributable to a stronger US Dollar versus the Australian Dollar and increased operating activities in Australia during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.

Net loss

Net loss increased to $2,151,909 for the three months ended March 31, 2016 as compared with $454,250 for the three months ended March 31, 2015. The increase is primarily attributable to an increase in operating expenses of approximately $774,000, an increase in interest expense of approximately $905,000, and a decrease in gain on debt settlements of approximately $331,000 offset by an increase in the gain related to a change in fair value of derivative liability of approximately $100,000 and an increase in foreign currency gain of approximately $213,000.

For the Nine Months Ended March 31, 2016 compared to the Nine Months Ended March 31, 2015

Revenue

For the nine months ended March 31, 2016 and 2015, we generated no revenue because we are currently undertaking research and development activities for market approval and there were no sales generated in this period.

Administration Expense

Administration expenses increased to $2,620,324 for the nine months ended March 31, 2016 as compared with $980,637 for the nine months ended March 31, 2015. This increase is primarily attributable to an increase in stock based expenses of approximately $970,000 and an increase in professional fees of approximately $500,000 during the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015.

Occupancy Expense

Occupancy expense increased by approximately $7,400 to $15,062 for the nine months ended March 31, 2016. On May 1, 2015, we moved to new premises. On May 1, 2015, we entered into a month to month lease agreement with new landlord with a monthly rental fee of approximately $2,200 AUD ($1,687 USD at March 31, 2016). The increase is primarily attributable to an increase in monthly rent expense as compared to prior year period.

Research and Development Expenses

Research and development was $806,578 for the nine months ended March 31, 2016 as compared with $15,797 for the nine months ended March 31, 2015. Research and development expenditures are primarily attributable to completing animal efficacy models on PRP and to completing the manufacturing, production of drug substance and product for preclinical and clinical trials, as well as undertaking formal toxicology studies and non clinical development. We are looking to raise sufficient capital to undertake the next stage of development for our current programs. We continue to expend our efforts to continue creating value by completing our patent filings and publishing our scientific discoveries, and we are negotiating with third parties to assist with raising the capital needed to complete our planned research and development activities.

Interest Expense/Income

Interest expense increased to $2,678,604 for the nine months ended March 31, 2016 as compared with $847,942 for the nine months ended March 31, 2015.  Interest expense is primarily comprised of $1,853,000 debt discount amortization, and $734,000 accretion of debt premium. This increase is primarily attributable to an increased debt discounts of convertible notes issued by the Company during the nine months ended March 31, 2016.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased to a loss of $494,772 for the nine months ended March 31, 2016 as compared with a gain of $79,940 for the nine months ended March 31, 2015. This decrease is primarily attributable to an increase in the issuance of convertible notes with repricing options and variable conversion pricing and a decrease in our stock price during the nine months ended March 31, 2016.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain (loss) increased to a gain of $47,366 for the nine months ended March 31, 2016 as compared with a loss of $209,678 for the nine months ended March 31, 2015. The increase in foreign currency transaction gain (loss) is primarily attributable to a stronger US Dollar versus the Australian Dollar and increased operating activities in Australia during the nine months ended March 31, 2016 as compared to the nine months ended March 31, 2015.

Net loss

Net loss increased to $6,552,870 for the nine months ended March 31, 2016 as compared with $1,586,167 for the nine months ended March 31, 2015. The increase is primarily attributable to an increase in operating expenses of approximately $2,440,000, an increase in interest expense of approximately $1,830,000, and an increase in the loss related to a change in fair value of derivative liability of approximately $575,000.

Liquidity and Capital Resources

	For the Nine Months Ended March 31,
	2016	2015
Net cash used in operating activities	$(2,205,144)	$(697,541)
Net cash used in investing activities	$(676)	$(918)
Net cash provided by financing activities	$3,668,190	$684,500

Net cash used in operations was $2,205,144 for the nine months ended March 31, 2016 compared to $697,541 for the nine months ended March 31, 2015. This increase was primarily attributable to an increase in the net loss of approximately $5,000,000, a decrease in prepaid expenses and other assets of approximately $270,000 and a decrease in accounts payable and accrued expenses of approximately $500,000 offset by an increase in common stock issued for services of approximately $1,200,000, increase in loss on change in derivative liability of approximately $575,000 offset by an increase in accretion of put premiums and amortization of debt discount of approximately $2,400,000.

Net cash used in investing activities was $676 for the nine months ended March 31, 2016 compared to $918 for the nine months ended March 31, 2015. This decrease was primarily attributable to the decrease in purchase price of equipment purchased during the nine months ended March 31, 2016 as compared to nine months ended March 31, 2015.

Cash flows provided by financing activities for the nine months ended March 31, 2016 were $3,668,190 compared to $684,500 for the nine months ended March 31, 2015. During the nine months ended March 31, 2016, we had proceeds from convertible promissory notes of approximately $4,178,000 offset by repayments of convertible promissory notes of approximately $464,000 and loan repayments to principal stockholder and others of approximately $45,000.

We have substantial capital resource requirements and have incurred significant losses since inception. As of March 31, 2016, we had $1,479,026 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Although such capital requirements are in excess of what we have in available cash, we recently raised a significant debt financing of approximately $4,000,000 which should give us enough available cash to meet our obligations over the next 12 months.

Related Party Transactions

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of March 31, 2016 and June 30, 2015, the Company owed certain directors a total of $56,743 and $79,416 respectively, for money loaned to the Company throughout the years.

As of March 31, 2016 and June 30 2015, the Company owed two directors a total of $35,168 and $35,108, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2016, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is presently in litigation with Typenex Co-Investment, LLC, a Utah limited liability company (“Typenex”), in private arbitration in the State of Utah. In connection with this arbitration, a lawsuit is also pending in the Third Judicial District Court of Salt Lake County, Utah, which has been stayed pending the outcome of the arbitration. Typenex is claiming funds due under a convertible promissory note dated June 4, 2015. The Company is actively defending all allegations made by Typenex, and has lodged a counter claim against the plaintiff in the arbitration. The Company does not believe the result of this litigation matter will have a material adverse effect on our financial conditions or results of operations.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On September 24, 2015, we entered into a Promissory Note with a Lender whereby the Lender loaned us $1,200,000 in exchange for the issuance of a Promissory Note (the “Promissory Note”). On October 1, 2015, we received cash of $1,150,000 ($1,200,000 less $50,000 of legal fees) for the Promissory Note. Under the terms of the Promissory Note, if the Lender does not wish to proceed with a subsequent financing, the Promissory Note will also be convertible into common stock at the lower of (i) $0.0346; or (ii) a twenty percent (20%) discount to the average of the two lowest closing prices of the common stock in the five trading days prior to the date of conversion. The Promissory Note is described in more detailed above under “Recent Development – Debt Financings”.

On October 28, 2015 (the “Closing Date”), we entered into a securities purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with a third party purchaser (the “Purchaser”). The Purchase Agreement provides that, upon the terms and subject to the conditions set forth therein, the Purchaser will invest $4,000,000 (“Investment Amount”) in exchange for a Convertible Debenture (the “Debenture”) in the principal amount of $4,400,000 (the “Principal Amount”) and warrants to purchase an aggregate of 26,190,476 shares of the Company’s common stock, par value $0.001 per share, for an exercise price of $0.60 per share for a period of four (4) years from the Closing Date (the “Warrants”). Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Debenture and Warrant to the Purchaser. The Purchase Agreement, Debenture and Warrants are described in more detailed above under “Recent Development – Debt Financings”.

On March 11, 2016, the Company entered into an Addendum (the “Addendum”) with the Purchaser pursuant to which the Company and the Purchaser agreed to new terms with respect to the Purchase Agreement. The Addendum is described in more detailed above under “Recent Development – Debt Financings”.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On April 14, 2016 (“Grant Date”), the Board of Directors of the Company, through unanimous written consent, granted 71,500,000 stock options at an exercise price of $0.03 (market value of the Company’s stock on Grant Date), to each of its CEO and a director. 23,833,333 of such stock options vested on April 14, 2016 and expire on April 14, 2021, 23,833,333 of such stock options shall vest on April 14, 2017 (first anniversary of Grant Date) and expire on April 14, 2021 and 23,833,334 of such stock options shall vest on April 14, 2018 (second anniversary of Grant Date) and expire on April 14, 2021.

On April 14, 2016, the Board of Director of the Company, through unanimous written consent approved Amendment No.1 to the Nathanielsz Employment Agreement to include a provision in the Nathanielsz Employment Agreement pursuant to which the Company will pay Mr. Nathanielsz a monthly amount to cover the costs relating to Mr. Nathanielsz use of a vehicle. The foregoing description of this Amendment No. 1 is qualified in its entirety by reference to the provisions of Amendment No. 1 to the Nathanielsz Employment Agreement filed as Exhibit 10.9 to this Form 10-Q, which is incorporated herein by reference.

On April 14, 2016, the Board of Director of the Company, through unanimous written consent approved the payment of an annual bonus to the Company’s CEO based on certain performance achievements in 2015 in accordance with the terms of the Nathanielsz Employment Agreement. The bonus amount approved was $200,000 (or 66.66% of the CEO’s current base salary).

Item 6. Exhibits.

Exhibit Number	Description

4.1	Promissory Note with Lender dated September 24, 2015, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 29, 2015.
4.2	Debenture dated October 28, 2015, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 3, 2015.
4.3	Warrant dated October 28, 2015, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 3, 2015.
10.1	Security Agreement dated September 24, 2015, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 29, 2015.
10.2	Securities Purchase Agreement dated October 28, 2015, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2015.
10.3	Registration Rights Agreement dated October 28, 2015, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 3, 2015.
10.4	Security Agreement dated October 28, 2015, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 3, 2015.
10.5	Addendum, dated March 11, 2016, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 11, 2016.
10.6	Employment Agreement entered into as of February 25, 2015 by and between James Nathanielsz and Propanc Health Group Corporation, incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on March 25, 2016.
10.7	Director Agreement entered into as of February 25, 2015 by and between Julian Kenyon Nathanielsz and Propanc Health Group Corporation, incorporated by reference to Exhibit 10.11to the Registration Statement on Form S-1 filed on March 25, 2016.
10.8	Form of Scientific Advisory Board Member Agreement, incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on March 25, 2016.
10.9	Amendment No.1 to Employment Agreement, dated April 16, 2016.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC HEALTH GROUP CORPORATION

Date: May 16, 2016	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer