Form 10-K
period 2016-06-30
Propanc Health Group Corp
filed 2016-09-28
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-54878

PROPANC HEALTH GROUP CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	33-0662986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

302, 6 Butler Street

Camberwell, VIC, 3124 Australia

(Address of principal executive offices)

61 03 9882 6723

(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which Registered
N/A	N/A
Securities Registered Pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: $10,087,029.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date: 789,680,992 shares of common stock, par value $0.001 per share, issued and outstanding as of September 26, 2016.

PROPANC HEALTH GROUP CORPORATION

Forward-Looking Statements

References in this report to “Propanc”, the “Company”, “we”, “our”, or “us” mean Propanc Health Group Corporation and its subsidiaries except where the context otherwise requires. This Annual Report on Form 10-K for the fiscal year ended June 30, 2016 (“Form 10-K”) contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), and are made in reliance upon the protections provided by such act for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: our ability to successfully remediate material weaknesses in our internal controls; our ability to reach research and development milestones as planned and within proposed budgets; our ability to control costs; our ability to successfully implement our expansion strategies; our ability to obtain adequate new financing; our ability to successfully develop and market our technologies; our ability to obtain and maintain patent protection; our ability to recruit employees and directors with accounting and finance expertise; our dependence on third parties for services; our dependence on key executives; the impact of government regulations, including FDA regulations; and the impact of any future litigation; the availability of capital and other economic, business and competitive factors. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see the “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections elsewhere in this Form 10-K.

All forward-looking statements included in this Form-10-K are made only as of the date of this Form 10-K or as of the date indicated. We do not undertake any obligation to, and may not, publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of, except as required by law. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this report and any documents incorporated herein by reference. You should read this document and the documents that we incorporate by reference into this Form-10-K completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

Notwithstanding the above, Section 21E of the Securities Exchange Act of 1934, as amended, expressly states that the safe harbor for forward looking statements does not apply to companies that issue penny stocks. Accordingly, the safe harbor for forward looking statements under the PSLRA is not currently available to the Company because we are an issuer of penny stock.

PART I

Item 1.    Business.

General

As used in this Form 10-K, references to the “Company”, “Propanc”, “we”, “our”, “ours” and “us” refer to Propanc Health Group Corporation and its consolidated subsidiary, unless otherwise indicated. In addition, references to our “financial statements” are to our consolidated financial statements except as the context otherwise requires.

We prepare our financial statements in United States dollars and in accordance with generally accepted accounting principles as applied in the United States, referred to as “U.S. GAAP”. In this Form 10-K, references to “$” and “dollars” are to United States dollars.

Overview

We are a development healthcare company that is currently focused on developing new cancer treatments for patients suffering from pancreatic, ovarian and colorectal cancer. Together with our scientific and oncology consultants, we have developed a rational, composite formulation of anti-cancer compounds, which together exert a number of effects designed to control or prevent tumors from recurring and spreading through the body. Our leading products are variations upon our novel formulation and involve or employ pro-enzymes, which are inactive precursors of enzymes. As a result of positive early indications of the anti-cancer effects of our technology, we intend to submit our pro-enzyme treatment to the rigorous, formal non-clinical and clinical development and trial processes required to obtain the regulatory approval necessary to commercialize it and any product(s) derived and/or to be derived therefrom.

In the near term, we intend to target patients with limited remaining therapeutic options for the treatment of solid tumors such as colorectal, ovarian or pancreatic tumors.   In the future, we intend to develop our lead product to treat early stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

Key Research and Development Highlights:

•	Potential cancer treatment: We are developing a once-daily pro-enzyme treatment as a therapeutic option in cancer treatment and prevention.

•	Multiple mechanisms of action on cancerous or carcinogenic cells: Our treatment exerts multiple effects on cancerous cells, which inhibits tumor growth and potentially stops the tumor from spreading through the body in contrast to cancer treatments currently available that lack sufficient efficacy to achieve a durable clinical response by preventing tumor recurrence or inhibiting new growths which spread through the body. As our research progresses, we intend to explain further the multiple mechanisms of action to identify opportunities to expand our intellectual property portfolio. Furthermore, we hope to uncover the molecular targets of the pro-enzymes to identify potential opportunities for developing new compounds.

•	Encouraging data from patient treatment: Scientific research undertaken over the last 15 years and clinical experience from treating patients in the United Kingdom (the “UK”) and Australia has provided evidence that our lead product, PRP, may be an effective treatment against cancer and warrants further development.

•	Animal Efficacy Studies: In November 2015, we completed animal efficacy studies in mice through our contract research partner, vivoPharm, demonstrating proof of concept in vivo. During the course of these studies, we discovered a new target therapeutic dose range using pro-enzymes for treating cancer. That month, we filed a patent application in support of this discovery as further described below.

•	Toxicology Study: In July 2016, we announced the commencement of the in-life phase of a formal 28 day toxicology study (including a toxicokinetic arm designed to determine the relationship between the level of exposure of PRP in the blood and its toxicity) according to Good Laboratory Practice (“GLP”) standard, as well as method validation of an infrared dye-labelling method for analyzing the metabolism and distribution of PRP in blood plasma.

•	Unique intellectual property: We are focusing on building a significant portfolio of intellectual property around the use of pro-enzymes in the treatment of cancer, identifying new formulations, alternative routes of administration and potential new therapeutic targets. The PRP drug product is an enhanced pro-enzyme formulation comprising amylase and pro-enzymes of trypsinogen and chymotrypsinogen in a specific ratio which synergistically enhances the anti-cancer effects of the pro-enzymes compared to when used as singular entities. Patent protection is currently being sought for this PRP drug product, which forms part of the subject matter of International (PCT) Patent Application No. PCT/AU2010/001403 filed on October 22, 2010 in the name of Propanc Pty Ltd. This international PCT application also includes the priority filings of Australian provisional patent application No. 2009905147 and No. 2010902655, filed on October 22, 2009 and June 17, 2010 respectively (as discussed under the section “Intellectual Property”). The PRP-DCM drug product also forms part of the subject matter of International (PCT) Patent Application No. PCT/AU2010/001403. National phase applications are being filed in countries around the world based on the above priority applications. In addition, in November 2015, we filed a patent application in Australia in connection with the November 2015 animal efficacy studies. Subsequent applications were filed in Spain and two more in the United States relating to additional discoveries from further cell line studies evaluating the mechanism of action and new compositions of pro-enzymes, respectively.

•	Research and development expenses: During the last two completed fiscal years ending June 30, 2016 and 2015, we have spent $1,446,948 and $134,319, respectively, on research and development expenses. At this stage, the company bears the costs associated with research and development.

Company History

Propanc Health Group Corporation, formerly Propanc PTY Ltd., is a development stage enterprise incorporated in Melbourne, Victoria, Australia on October 15, 2007. Based in Melbourne, Victoria, Australia since inception, substantially all of the efforts of our Company have been the development of new cancer treatments targeting high-risk patients who need a long-term therapy that prevents the cancer from returning and spreading. The Company anticipates establishing global markets for its technologies.

On November 23, 2010, Propanc Health Group Corporation was incorporated in the state of Delaware. In January 2011, to reorganize the Company, Propanc Health Group Corporation acquired all of the outstanding shares of Propanc PTY Ltd. on a one-for-one basis making it a wholly owned subsidiary.

We were formed for the specific purpose of having stockholders of Propanc PTY Ltd. directly own an interest in a U.S. company. On January 29, 2011, we issued 64,700,525 shares of our common stock, par value $0.001 per share (the “Common Stock”), in exchange for 64,700,525 shares of Propanc PTY Ltd. common stock.

On July 22, 2016, we formed our subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise.

Propanc’s scientific roots date back almost 100 years to the work of Professor John Beard at the University of Edinburgh in the UK whose pioneering work on tumor cell biology and potential new approaches to treating cancer targeted specific pathways which kill off cancer cells, but leave healthy cells alone.  In more recent times interest in the work of Professor Beard has re-emerged, driven by the insights into his work offered with modern day knowledge of tumor cell and molecular biology.

Important Milestones for Propanc

•	From the late 1990s, work from other scientists and clinicians, including Dr. Josef Novak in the U.S., and a since retired oncologist from the Czech Republic, Dr. Frantisek Trnka, shed new light on the therapeutic potential of Professor Beard’s insights. Extensive laboratory work undertaken over a number of years by Novak and Trnka was reported in the journal Anticancer Research in 2005 in the paper entitled Pro-enzyme Therapy of Cancer. The conclusion of Novak and Trnka from this work was the discovery “that pro-enzyme therapy mandated first by John Beard nearly one hundred years ago, shows remarkable selective effects that result in growth inhibition of tumor cells with metastatic potential.” Today, these important scientific observations support our view that pro-enzymes are selective and effective in targeting malignant tumor cells and could become an effective tool in the fight against metastatic cancer.

•	In 2007, Dr. Julian Kenyon, Medical Director of the Dove Clinic in the UK, and Dr. Douglas Mitchell further developed the therapeutic concepts of Beard and identified strategies that could improve upon the therapeutic potential of Beard’s original ground-breaking work. A suppository formulation was developed by Mandeville Medicines in Buckinghamshire, UK, at the request of, and in consultation with, Drs. Kenyon and Mitchell, in an effort to improve on results reported in the literature pertaining to the potential therapeutic use of pro-enzymes in cancer treatment. Patients were first treated with the suppository formulation in April 2007 at The Dove Clinic in the UK, and in July 2007 at the Opal Clinic in Australia. Drs. Kenyon and Mitchell, through The Dove Clinic and Opal Clinic respectively, treated cancer patients in the United Kingdom and Australia with a suppository formulation of pro-enzymes. The treatment was undertaken under special UK and Australian regulatory provisions. In the UK it was undertaken under the regulations of the Medicines and Healthcare Products Regulatory Agency (the “MHRA”), designed for patients who have special clinical needs that cannot be met by licensed medicinal products, and in Australia under the Therapeutic Goods Administration (“TGA”) Special Access Scheme, a mechanism that provides for the import and/or supply of an unapproved therapeutic good for a single patient, on a case by case basis. In both jurisdictions, patients are permitted to receive treatment on an individual basis for compassionate use as long it is supplied by a recognized, licensed manufacturer who is able to meet certain guidelines for unapproved products, and individual case files are maintained for patients should the regulatory authorities require this information. No prior approval was required by either the MHRA or TGA prior to the commencement of treatment. No suppository formulation of the pro-enzymes was available and it was necessary for a novel suppository formulation to be manufactured specifically for these patients by a suitably licensed manufacturer.

•	Forty-six late stage cancer patients suffering from a range of malignancies in the UK and Australia received treatment with the pro-enzyme suppositories over periods of time ranging from one month to in excess of 17 months. Inspired by their observations in clinical practice, Drs. Kenyon and Mitchell resolved to develop pro-enzyme therapy for cancer patients worldwide.

•	In late 2007, Dr. Kenyon, Dr. Mitchell and Mr. James Nathanielsz, our chief executive officer, developed a strategy to commercialize the newly developed pro-enzyme formulation, now designated PRP. Propanc PTY Ltd. was established in Australia to refine, develop and commercialize novel, patented pro-enzyme therapeutics for the treatment of cancer. This remains our intention to date.

•	In 2008, a Scientific Advisory Board (the “Scientific Advisory Board”) comprising Professor John Smyth (Edinburgh University), Professor Klaus Kutz (Bonn University) and Professor Karrar Khan (De Montfort University) was established. Dr. Ralf Brandt, Chief Executive Officer and Founder of the preclinical Contract Research Organization (“CRO”), vivoPharm Pty Ltd., was later appointed to the Board in 2011. Today, the expertise of the Scientific Advisory Board in oncology research and development will be relied upon as we initiate patient trials and advance our products down the requisite regulatory pathways to commercialize our pro-enzyme therapies.

•	In 2009, a retrospective review of the patient notes from the 46 patients treated in the UK and Australia with the pro-enzymes suppositories (as described above) was undertaken by Dr. Kenyon. This report was subject to analysis by Professor Klaus Kutz who, at the time of the review, was an independent consultant in clinical pharmacology and safety, specializing in oncology. Professor Kutz observed that no patients were reported as living for a period less than that predicted by the treating clinician and a number of terminally ill patients lived marginally longer than predicted, particularly those suffering from pancreatic, colorectal, ovarian and gastro-intestinal cancers. As a result of the observations made by Dr. Kenyon and Professor Kutz, we are targeting the development of pro-enzyme therapy for the treatment of colorectal and pancreatic cancers for clinical trials, and in the future targeting other cancer types as our product candidate progresses to commercialization.

•	In early 2008, a research collaborative partnership was established with Professor David Tosh at the Center for Regenerative Medicine, Department of Biology and Biochemistry at Bath University, to investigate the molecular mechanisms by which the pro-enzyme formulation is acting, which resulted in us filing two provisional patents a year later. We undertook additional scientific research with Professor Tosh, Dr. Macarena Pèran, Department of Health Sciences at Jaén University, and Dr. Juan Antonio Marchal, Biopathology and Regenerative Medicine Institute at Granada University. Important anti-cancer effects of the pro-enzymes were discovered, including triggering cell necrosis (cell death) and apoptosis (programmed cell death) and significantly, the induction of cell differentiation (i.e. inducing cancer cells to exhibit normal cell behavior). This led to us increasing our intellectual property base and patent new pharmaceutical compositions designed to enhance the effects of pro-enzymes. Subsequently, two provisional patents were combined into one Patent Cooperation Treaty (PCT) Application, filed on October 22, 2010 (PCT Application), and then a year later, we completed a 30 month national phase filing deadline for an international patent and commenced entering the national phase in countries around the world. So far, we received grant status in South Africa and more recently in Australia, New Zealand and Japan. In addition, the United States Patent and Trademark Office (“USPTO”) and European Patent Office (“EPO”) have made preliminary indications that key features of our technology are patentable and are presently under examination in these two jurisdictions, as well as numerous other countries and regions. We are presently working towards securing a patent in each region, covering as many aspects of our technology as possible, while also actively seeking protection throughout Eastern Europe, Asia and South America.

•	In late 2010, we made additional important discoveries and scientific observations, resulting in additional composition claims, which were included in the PCT Application, further protecting the company’s pro-enzyme formulation. Collaboration with vivoPharm Pty Ltd. (vivoPharm), located in Melbourne, Australia, with research facilities in Hershey, Pennsylvania, United States, identified a highly synergistic ratio of the pro-enzymes when combined together, resulting in increased anti-cancer effects in several tumor cell lines. By 2011, further work completed by vivoPharm confirmed the anti-metastatic effects of the newly combined ratio of the pro-enzymes in various cell line assays, and anti-angiogenic (inhibition of blood vessel formation) properties of the pro-enzyme treatment in mice.

•	In mid-2012, we began trading on the Over the Counter Bulletin Board (“OTCBB”) and are currently trading on OTCQB under OTC Markets. At the time, whilst located in Melbourne, Australia, we decided to access the US capital markets for raising the capital needed to finance the company’s pro-enzyme treatment for future clinical trials. Today, after deepening our scientific knowledge of the anti-cancer effects of pro-enzymes through our ongoing efforts with our research partners and strengthening our intellectual property portfolio by filing our patents in countries around the world, we believe we are ready to complete the formal animal studies necessary to undertake human trials in calendar year 2017.

•	In May 2013, it was observed that pro-enzymes enforce the re-entry of cancer cells back into normal cellular pathways and this may represent a novel approach to the treatment of cancer. These findings were published in Cellular Oncology, a peer reviewed journal of the International Society for Cellular Oncology.

•	In 2014, after conducting a detailed strategic review of our scientific and preclinical research, our development team determined parenteral administration as the preferred route for the Company’s lead product, PRP. This approach is expected to maximize results in future patient trials, by ensuring maximum exposure of the drug to the tumor site.

•	Mid 2015, Dr. Joseph Chalil joined our Scientific Advisory Board as an independent expert to provide advice on the Company’s drug development programs, in particular, Propanc’s lead product, PRP. Dr. Chalil is a physician and executive at Boehringer Ingelheim, the world's largest privately held pharmaceutical company.

•	In July 2015, a joint research collaboration agreement was established with Adaptive Biotechnologies in Seattle, Washington, a leader in immune-sequencing, which will assist in determining a patient’s immune response post treatment with PRP. By studying the effects of the immune response post treatment, we plan to more accurately predict patient populations most likely to respond to PRP, as well as explore ways to further enhance the patient’s immune response during the treatment process.

•	Between July 2015 and February 2016, several scientific research findings were announced demonstrating significant anti-tumor efficacy in several animal models, including pancreatic and ovarian cancers at higher doses when administering pro-enzymes by intravenous injection, dramatic suppression of cancer stems cells in cell culture by altering several key pathways involved with invasion and metastasis, and identification of a synergistic response in a broad range of cancer types including kidney, melanoma, brain, prostate, liver, uterine and lung cancers.

•	In 2016, we added additional members from our partner universities and hospital to our Scientific Advisory Board, including Dr. Macarena Perán, who is currently Reader in Anatomy at the University of Jaén in Spain, Professor Juan Antonio Marchal Corrales, Professor of Anatomy and Embryology at the Faculty of Medicine at the University of Granada, and Dr. Maria Garcia, Head of Translational Research at the University Hospital of Granada.

•	In 2016, after completion of a 14 day dose range finding study in rats, a scientific advice meeting was held with the MHRA to discuss the quality development of PRP, the design of a non-clinical 28 day GLP safety toxicology study, and the overall design and response criteria for a proposed Phase I, first-in-man study for PRP.

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

As dangerous and threatening as these primary tumors are, they are ultimately responsible for only about 10% of deaths. A far greater threat often arises for the patient, even after a primary tumor has been identified and removed. This threat involves cancerous growths that are discovered at sites far removed from the locations in their bodies where their primary tumors first appeared. These cancerous growths, called metastases, are responsible for approximately 90% of patient deaths from cancer. Metastases are formed by cancer cells that have left the primary tumor mass and traveled by the body’s blood and lymphatic vessels (a vein-like vessel carrying lymph, or white blood cells, from the tissues) to seek new sites and form new colonies. For example, breast cancers often spawn metastatic colonies in many tissues throughout the body including the brain, liver, bones, and lungs.

For primary tumors which have not yet metastasized, current treatments for cancer can be effective in initially reducing tumor burden. However, for many forms of cancer, current treatments lack sufficient efficacy to achieve a long lasting clinical response. Therefore, a vast majority of patients who succumb to cancer are killed by tumors that have metastasized. According to the National Cancer Institute’s SEER Cancer Statistics Review (2001 – 2007), of the patients diagnosed with late stage metastatic breast cancer, only 23% are expected to live longer than five years. This is compared to a 98% five-year survival rate for an early stage breast cancer patient when the cancer is confined to the primary site.

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

Epithelial cells can undergo a transformation to a different cell type, called mesenchymal cells, through a process called the epithelial-to-mesenchymal transition (“EMT”). Mesenchymal cells have an elongated spindle shape, lack orderly contacts with neighboring cells and can survive without contact with a surface or connective tissue. The EMT process is a series of events that normally occur during the development of tissues and organs prior to birth, and also apply to normal wound healing processes. However, the same EMT process can also be applied to epithelial cancer cells, or carcinomas. When epithelial carcinoma cells residing in a solid tumor undergo the EMT process, the resulting mesenchymal cancer cells can invade through local barriers and metastasize to other parts of the body.

In addition to becoming invasive and motile after undergoing the EMT process, the resulting mesenchymal cells have significantly increased resistance to current cancer treatments. For example, in Cancer Research in 2005, it was reported that lung cancer cells expressing mesenchymal biomarkers appeared to be resistant to Tarceva and other targeted anti-cancer agents when transplanted into mice.

At the center of this critical process for transforming benign cells into carcinomas, is the protein Epithelial Cadherin (“E-Cadherin”). In normal cells, E-cadherin is located in the membrane and involved in maintaining cell to cell contact, which is critical to normal function and structure of epithelial tissues. The individual E-Cadherin molecules are attached to the actin (scaffolding, or cytoskeleton structure) within the cell, anchored by β-catenin, a protein which helps form the junction between epithelial cells. As well as forming an anchor between epithelial cells, β-catenin is also involved in gene transcription, a process by which DNA (deoxyribose nucleic acid) is converted into RNA (ribose nucleic acid) within the nucleus of a cell for the purpose of producing new proteins normally associated with routine cell function.

In the case of tumors, when cells become invasive, E-Cadherin expression decreases substantially, and β-catenin becomes free within the cell, which may then migrate to the nucleus and induce expression of the EMT program. Furthermore, once cells undergo an EMT, they begin to produce their own cytokines (cell signaling molecules), such as Transforming Growth Factor β, (“TGF-β”). This protein plays a critical multi-functional role in promoting angiogenesis, immunosuppression (suppressing the immune system from recognizing and attacking cancer cells), and maintaining their mesenchymal cell structure for prolonged periods via a feedback mechanism. Studies also suggest that TGF-β works with β-catenin to cause epithelial cancer cells to undergo an EMT.

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

Our Solution

Our solution is to develop and commercialize a long-term therapy to prevent tumor recurrence and metastases, the main cause of patient death from cancer. We believe this problem can be addressed by developing a pro-enzyme formulation specifically targeting malignant carcinoma cells to create a long lasting clinical benefit to the patient.

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

Subsequently in the late 1990s, after following Professor Beard’s recommendations, Drs. Novak and Trnka hypothesized that administration of pro-enzymes, rather than the enzymes, was of crucial importance to the clinical effectiveness of the treatment approach first developed by Professor Beard, and that the precursor nature of the active enzymes may offer protection against numerous serpins (proteins which can inhibit pro-enzymes) in the blood.

As knowledge of tumor cell and molecular cell biology has increased over the years, our scientists and research partners have made important scientific discoveries identifying that pro-enzymes suppress the EMT program and induce cell differentiation, i.e., return cancerous cells towards normal cell behavior, or a benign state.

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

PRP

Our lead product, PRP, is a novel, patented, formulation consisting of two pro-enzymes, trypsinogen and chymotrypsinogen, plus the enzyme amylase (1, 4-α-D-glucan glucanohydrolase). In limited human testing as described earlier, supplemented by laboratory research at the Universities of Bath and Granada on the mechanism of action of the pro-enzyme mixture, evidence suggests PRP may be effective against a range of solid tumors.

Selectivity

Research published by Novak and Trnka in Anticancer Research (2005) suggests that the pro-enzymes in our product, trypsinogen and chymotrypsinogen, exhibit specificity for tumor cells and not normal cells. Once activated, they in turn activate Protease Activated Receptors Type 2 (“PAR2”), which are located on the cell membrane and involved with cancer cell proliferation. Activation of PAR2 results in a cascade of intracellular activities, including activation of a major component of the cell which controls its structure and architecture, the actin cytoskeleton. In a cancer cell, pro-enzymes have the effect of converting globular actin into filamentous actin, which causes the cell structure to collapse and induce cell death. This reduces tumor volume and is often seen in clinical practice.

In addition, the enzyme amylase contributes to the anti-tumor activity by splitting the carbohydrate element of glycoproteins on the surface of the tumor cell; this action is facilitated by the activated proteases around the cell.

Anti-Cancer Effects and Mechanism of Action

PRP consists of pro-enzymes which are known to influence a number of pathways critical for cancer cells to invade, grow and metastasize. Research published by our research partners in the journal of Cellular Oncology, 2013, shows the clinical benefits of PRP appear to result from enhanced differentiation of tumor cells, which inhibits proliferation and consequently reduces their ability to invade and metastasize.

Specifically, we showed that pro-enzymes:

•	induce a dose-dependent inhibition of cell growth, triggering apoptosis and cell necrosis;

•	enhance expression of epithelial markers, such as E-cadherin and β-catenin;

•	decrease expression of EMT transcription factors responsible for coding specific gene sequences from DNA, associated with TGF-β cell signaling pathways; and

•	induce malignant cells to differentiate to benign forms.

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

Preclinical Development

PRP Activates E-Cadherin and β-Catenin Expression, Inhibiting Cell Growth in a Dose Dependent Manner

Initial experiments were performed to determine the effects of PRP on cell growth. Increasing doses of the pro-enzymes in PRP, trypsinogen and chymotrypsinogen, were administered at increasing concentrations on three cancer-derived cell lines, including colorectal (“Caco-2”), pancreatic (“Panc1”) and esophageal (“OE33”) carcinomas.

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

Changes in the expression of β-catenin in Caco-2 cells were also observed with an increase from 14.0% ± 3.5 in control cells to 78.3% ± 0.3 after PRP treatment. E-cadherin expression increased to 42.3% ±6.1 and β-catenin to 47.1% ± 3.3 when Panc1 cells were treated with PRP, while in control cells the respective expression levels were 9.8% ± 2.9 and 34.7% ±7.4. Finally, PRP treated OE33 cells also showed an increment of both epithelial markers compared to untreated control cells, i.e., E-cadherin increased up to 52.4% ±6.8, whereas control cell expression was 8.4% ± 2.1, β-catenin increased up to 30.2% ±4.2, and untreated control cells showed 8.0% ±0.7 expression. In all cases differences between untreated and PRP treated cells were statistically significant (p<0.05).

PRP has proven anti-tumor efficacy in Melanoma (B16-F10) Tumor Bearing Mice.

The anti-tumor activity of PRP was assessed in a B16-F10 melanoma model. The tumors were grafted under the skin in C57BL/6 female mice. The tumor-bearing mice were dosed with PRP twice daily, vehicle or control (doxorubicin (Adriblastine™)) dosed once at 12 mg/kg i.v (i.e. approximately four-times the clinical dosage based on mg/kg conversion to a 60 kg human) for 28 consecutive days (n = 10 for each group). Treatment began 7 days post-implant.

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

Treatment with PRP was well tolerated following intra-peritoneal (“i.p.”) injection into mice. Observations were specifically made to observe any drug-related toxicity (including hunching, convulsions, and diarrhea). There were no adverse events attributable to PRP, nor injection site reactions. Following 21 days treatment (28 days post-implantation), relative tumor volumes (defined as tumor volumes measured x number of days post treatment, divided by the tumor volume measured at day 0, post treatment) were significantly smaller in the i.p. and adriblastine groups compared to the untreated control.

This experiment shows our product, PRP has anti-tumor efficacy in mice, but without the severe, or even serious side effects normally associated with current treatment standards such as chemotherapy.

PRP-DCM

To date, we have been focused on developing a novel combination of anti-cancer agents working in combination with pro-enzymes which enhance PRP’s anti-cancer effects. The enhanced pro-enzymes-based formulations combine PRP with at least one of two types of identified compounds considered on the basis of PRP’s mechanism of action to synergistically enhance the anti-cancer effects of PRP.

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

Preclinical Development

In November 2010, we established a collaborative research partnership with Dr. Paul Clayton, an expert in cancer prevention and nutrition and former advisor to the Committee on Safety of Medicines (UK), identifying specific anti-cancer agents in combination with one another, and with PRP, enhancing their ability to target cancerous cells with minimal side effects to healthy cells.

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

IC50 determination assays (the concentration of drug to cause 50% reduction in proliferation of cancer cells) were performed for 2-deoxyglucose, capsiate, methyl-seleno-cysteine and the mixture of these three components (i.e. DCM) in a human colorectal carcinoma cell line, HCT-15. IC50 values were obtained for 2-Deoxyglucose, capsiate and DCM. Methyl-seleno-cysteine treatment of the cells resulted in a maximum growth inhibition of 14.8% at the maximum tested concentration and, therefore, an IC50 value was not obtained.

Following the IC50 determination assays, a scientific method was employed to study the interaction between 2-deoxyglucose, capsiate and methyl-seleno-cysteine. We found:

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

Preclinical development

The anti-angiogenic efficacy of PRP in combination with DCM was investigated using vivoPharm's AngioChamber™ assay. The AngioChamber™ assay utilizes the normal physiological process of wound healing, to promote fibrous capsule formation around an implanted chamber in mice. The inclusion of Basic Fibroblast Growth Factor (“bFGF”) in the chamber supports the fibrous capsule formation while inducing blood vessel development. Thus, this system is used to assess the efficacy of anti-angiogenic treatments by measuring fibrous capsule formation (wet weight of capsule at termination).

Fifty female FvB mice each received a subcutaneously implanted AngioChamber™, with or without bFGF. Ten mice were randomly selected and implanted with Chambers without bFGF. Forty mice which were implanted with Chambers containing bFGF were randomized by body weight into four treatment groups of 10 mice on Day 0 of the study. A reference compound, Sorafenib (60 mg/kg, per oral) was also introduced into the study.

In this Study both treatments resulted in significant inhibition of bFGF-induced angiogenesis compared with the Induction Control, as indicated by the capsule wet weights on the termination day of the study. Both the reference compound, Sorafenib, and the combination of PRP-DCM, significantly reduced angiogenesis.

As is frequently seen in cancer research, animal cancer models using PRP and DCM in combination have in some instances shown very encouraging results, with less clear cut results in other animal models.  We are working to understand which models are most appropriate and how to further optimize the DCM formulation as a possible adjunct therapy for use either in combination with PRP, or other standard treatment approaches.

The PRP Formulation

Oral pancreatic enzymes have been administered previously in a variety of circumstances and are in current clinical use in conditions where the pancreas is unable to produce sufficient enzymes for the digestion of food. A number of oral pancreatic enzyme products are presently approved in the U.S. for use in patients who do not produce enough pancreatic enzymes. Approved pancreatic enzyme products include Pancreaze™ from Johnson & Johnson, CREON® from Abbott Laboratories, and ULTRASE® from Axcan Pharma US.

PRP is a combination of two pro-enzymes, trypsinogen and chymotrypsinogen, specifically formulated within a specific ratio designed to synergistically enhance their anti-cancer effects and in combination with other therapies identified based on the mechanism of action. Patent protection is currently being sought for PRP and other potential combinations, which forms part of the subject matter of International (PCT) Patent Application No. PCT/AU2010/001403 filed on October 22, 2010 in the name of Propanc PTY Ltd.

Oral enzymes have also been investigated previously for the treatment of cancer and, while generating encouraging results, their widespread use has been hampered by the very large quantities that have been considered necessary for effective treatment – 130 or more tablets per day. The high dose used with oral delivery is considered necessary due to the oral enzymes being broken down in the stomach and duodenum, the first part of the small intestine and very little actually being absorbed into the general circulation. By administering a pro-enzyme parenterally, and using a specific pro-enzyme formulation, the normal breakdown of the enzymes when taken orally is avoided and the drug can potentially be absorbed into the general circulation intact. It is also suggested that pro-enzymes are resistant to inactivation by numerous protein digesting enzymes, like serpins, which are circulating in the blood. Together with our scientific consultants, we believe that the development of a parenteral pro-enzyme formulation will lead to improved efficacy in the treatment of cancer compared with current oral enzyme preparations, and will substantially reduce the dose in comparison to that used previously for oral enzyme therapy for the treatment of cancer.

Our Research Programs

POP1

In order to maximize our proprietary knowledge on the use of pro-enzymes in the treatment of cancer, we are currently undertaking research to identify the mechanism at the molecular level by which PRP is acting to cause cancer cell death. A research program has been established with our collaborators at the University of Granada to investigate the changes in genetic and protein expression that occur in cancer cells as a consequence of being exposed to PRP. The objective of this work is to understand PRP’s impact on molecular level changes in gene expression of the cancer cell post treatment. This will enable us to identify new, patentable drugs, which we can develop such as synthetic recombinant proteins designed to improve the quality, safety and performance of pro-enzymes used in our current formulations.

Target Indications

The management of cancer differs widely, with a multitude of factors impacting the choice of treatment strategy.  Some of those factors include:

•	the type of tumor, usually defined by the tissue in the body from which it originated;

•	the extent to which it has spread beyond its original location;

•	the availability of treatments, driven by multiple factors including cost, drugs approved, local availability of suitable facilities, etc.;

•	regional and geographic differences;

•	whether the primary tumor is amenable to surgery, either as a potentially curative procedure, or as a palliative one; and

•	the balance between potential risks and potential benefits from the various treatments and, probably most importantly, the patient’s wishes.

For many patients with solid cancers, such as breast, colorectal, lung and pancreatic cancer, surgery is frequently the first treatment option, often followed by first line chemotherapy with or without radiotherapy.  While hopefully such procedures are curative, in many instances the tumor returns, and second line treatment strategies are chosen in an effort to achieve a degree of control over the tumor.  In most instances, the benefit is temporary, and eventually the point is reached where the patient’s tumor either fails to adequately respond to treatment, or the treatment has unacceptable toxicity which severely limits its usefulness.

Should the proposed Phase I, II and III clinical trials confirm the efficacy of our product candidates, along with the excellent safety and tolerability profile suggested by pre-clinical studies conducted, to date, our product will have utility in a number of clinical situations including:

•	in the early stage management of solid tumors, most likely as part of a multi-pronged treatment strategy in combination with existing therapeutic interventions;

•	as a product that can be administered long term for patients following standard treatment approaches, such as surgery, or chemotherapy, in order to prevent or delay recurrence; and

•	as a preventative measure for patients at risk of developing cancer based on genetic screening.

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

Development Strategy

Our goal is to undertake early stage non-clinical and clinical development of our drug products through to a significant value inflection point, where the commercial attractiveness of a drug in development, together with a greater likelihood of achieving market authorization, may attract potential interest from licensees seeking to acquire new products.   Such value inflection points in the context of cancer drugs are typically at the point where formal, controlled clinical trials have demonstrated either ‘efficacy’ or ‘proof of concept’ – typically meaning that there is controlled clinical trial evidence that the drug is effective in the proposed target patient population, has an acceptable safety profile, and is suitable for further development.  From a ‘big picture’ perspective, it is our intention to progress the development of our technology through to completion of Phase I clinical trials and then to seek a licensee for further development beyond that point.

As part of that commercial strategy, we will:

•	continue research and development to build our existing intellectual property portfolio, and to seek new, patentable discoveries;

•	seek to ensure all product development is undertaken in a manner that makes its products approvable in the major pharmaceutical markets, including the U.S., Europe, the UK and Japan;

•	aggressively pursue the protection of our technology through all means possible, including patents in all major jurisdictions, and potentially trade secrets; and

•	make strategic acquisitions to acquire new companies that have products or services that complement our future goals.

Development Plan and Milestones

PRP

We plan to progress PRP down a conventional non-clinical and early stage clinical development pathway either in Central, or Eastern Europe for:

•	the manufacture of PRP for non-clinical development;

•	non-clinical safety toxicology studies;

•	regulatory approval to conduct a Phase I study in the relevant country, and submit it to the applicable regulatory authority for approval; and

•	Phase I single escalating and multiple escalating dose studies to investigate the safety, tolerability, and pharmacokinetics of PRP injection in healthy male subjects.

We anticipate reaching the Phase IIa proof of concept milestone in approximately three years, subject to regulatory approval in Europe and the U.S., and the results from our research and development and licensing activities.

Our overhead is likely to increase from its current level as our lead product candidate, PRP, progresses down the development pathway. This increase will be driven by the need to increase our internal resources in order to effectively manage our research and development activities.

Anticipated timelines

In November 2015, we completed animal efficacy models on PRP. We held a scientific advice meeting with a regulatory agency to discuss our non-clinical and clinical development pathway for PRP in early 2016.

In the period from August 2016 to September 2017, we intend to complete the manufacturing, production of drug substance and product for preclinical development activities (including formal safety toxicology studies) and clinical trials. We anticipate the cost to be approximately $1,600,000 and $730,000, respectively.

Commencing in the fourth quarter of calendar year 2017, we intend to initiate a Phase I study in advanced cancer patients with solid tumors and the anticipated costs will be approximately $900,000.

Non-Clinical Development

Cell line studies have been performed optimizing the ratio of the two pro-enzymes in our product, PRP. These studies demonstrate synergistic activity over the individual components. Maximum tolerated and feasible dose and pilot animal efficacy studies were undertaken showing no adverse clinical signs at higher doses and substantial tumor growth inhibition in pancreatic and ovarian cancers. Additional pharmacokinetic analysis is underway and toxicology studies will be completed in the near future.

Bio-analytical assays for PRP will be developed prior to commencing the dose-range finding studies. In addition, the potential for E-cadherin to be used as a biomarker for PRP activity will be explored.

We are planning to develop PRP as a parenteral formulation. Consequently, dose selection for GLP safety toxicology studies will be determined. Twenty-eight day GLP safety studies may also be necessary for PRP.

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

After the safety and tolerability studies are completed, a multi-center, open Phase II study evaluating the efficacy and safety of PRP administered to patients with locally advanced or metastatic pancreatic adenocarcinoma will be conducted. Initially, twenty-three patients will be recruited for the first stage. If two or more responders are identified, thirty-three additional patients will be recruited. The primary objective will be to evaluate the overall survival in patients with advanced pancreatic adenocarcinoma having received once daily subcutaneous injections of PRP.

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

Financial Objectives

Multiple factors, many of which are outside of Propanc’s control, can impact the ability of Propanc to achieve its target objectives within the planned time and budgetary constraints.  Subject to these caveats, it is Propanc’s objective to achieve the following R&D milestones within the proposed budget:

•	PRP completed Phase I clinical trial; and

•	Development candidate identified from the POP1 program.

Corporate Strategy

We operate as a ‘virtual’ company contracting services, skills and expertise as required to achieve our scientific and corporate objectives. As the business grows and gains more personnel, outsourcing will continue to be the preferred model, where fixed and variable costs are carefully managed on a project-by-project basis. This means our research and development activities will be carried out by third parties. So far, we have engaged our research partners from the Universities of Bath and Granada. Additional third parties with specific expertise in research, compound screening and manufacturing (including raw material suppliers) will be contracted as required. Initial discussions have been held with several third parties and will be contracted as we progress into the next stages of the development process.

Our initial focus will be to organize, coordinate and finance the various parts of the drug development pipeline. New personnel will be carefully introduced into the company over a period of time as the company’s research and development activities expand. They will have specific expertise in product development, manufacture and formulation, regulatory affairs, toxicology, clinical operations and business development (including intellectual property management, licensing and other corporate activities).

In the first instance, additional clinical management and development expertise is likely to be required for our lead product. Therefore, we anticipate an increase in employees in order to effectively manage our contractors as the projects progress down the development pathway.

This outsourcing strategy is common in the biotechnology sector, and is an efficient way to obtain access to the necessary skills required to progress a project, in particular as the required skills change as the project progresses from discovery, through manufacturing and non-clinical development and into clinical trials. We anticipate that we will continue to use this model, thereby retaining the flexibility to contract in the appropriate resource as and when required.

We intend to seek and identify potential licensing partners for our product candidates as they progress through the various development stages, reaching certain milestones and value inflection points. If a suitable licensee is identified, a potential licensing deal could consist of payments for certain milestones, plus royalties from future sales if the product is able to receive approval from the relevant regulatory authorities where future product sales are targeted. We intend to seek and identify potential licensees based on the initial efficacy data from Phase I clinical trials within the next 18 to 24 months. To accomplish this objective, we have commenced discussions with potential partners in our current preclinical phase of development. If there is sufficient interest in our product during its current phase of development, a potential licensing deal may be identified sooner.

As part of our overall expansion strategy, we are investigating potential intellectual property acquisition opportunities to expand our product portfolio. While the Company’s initial focus is on the development of PRP as the lead product candidate, potential product candidates may also be considered for future preclinical and clinical development. These potential opportunities have arisen from other research and development organizations, which either own existing intellectual property or are currently developing new intellectual property, which may be of interest to us. These opportunities are possible new cancer treatments that are potentially less toxic than existing treatment approaches and are able to fill an existing gap in the treatment process, such as a systemic de-bulking method which could reduce the size and threat of metastases to a more manageable level for late stage cancer patients. We believe these potential treatment approaches will be complementary to existing treatment regimens and our existing product candidate, PRP. No formal approaches have been made at this stage and it is unknown whether we will engage in this discussion in the near future. However, we remain hopeful that as PRP progresses further down the development pathway, future opportunities may arise to use the expertise of our management and scientific personnel for future prospective research and development projects.

Current Operations

We are at a pre-revenue stage. We do not know when, if ever, we will be able to commercialize our products and begin generating revenue. We are focusing our efforts on organizing, coordinating and financing the various aspects of the drug research and development program outlined earlier in this document. In order to commercialize our products, we must complete preclinical development, and Phase I, II and III clinical trials in Europe, the U.S., Australia, or elsewhere, and satisfy the applicable regulatory authority that PRP is safe and effective. If the results from the Phase I and II trials are convincing, we will seek conditional approval from the regulatory authorities sooner. Therefore, we estimate that this will take approximately four years if we seek conditional approval, or up to seven years if we determine that Phase III trials are needed. As described previously, when we advance our development projects sufficiently down the development pathway and achieve a major increase in value, such as obtaining interim efficacy data from Phase I clinical trials, we will seek a suitable licensing partner to complete the remaining development activities, obtain regulatory approval and market the product.

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

Current therapeutic options for the treatment of cancer offer, at most, a few months of extra life or tumor stabilization. Some experts believe that drugs that kill most tumor cells do not affect cancer stem cells, which can regenerate the tumor (e.g. chemotherapy). Studies are revealing the genetic changes in cells that cause cancer and spur its growth. This research is providing scientific researchers with many potential targets for drugs. Tumor cells, however, can develop resistance to drugs.

Limitations of Current Therapies

PRP was developed because of the limitation of current cancer therapies. While surgery is often safe and effective for early stage cancer, many standard therapies for late stage cancer urgently need improvement; current treatments generally provide modest benefits, and frequently cause significant adverse effects. Our focus is to provide oncologists and their patients with therapies for metastatic cancer which are more effective than current therapies, and which have a substantially reduced side effect profile.

While progress has been made within the oncology sector in developing new treatments, the overall cancer death rate has only improved by 7% over the last 30 years. Most of these new treatments have some limitations, such as:

•	significant toxic effects;

•	expense; and

•	limited survival benefits.

We believe that our treatment will provide a competitive advantage over the following treatments:

•	Chemotherapeutics: Side effects from chemotherapy can include pain, diarrhea, constipation, mouth sores, hair loss, nausea and vomiting, as well as blood-related side effects, which may include a low cell count of infection fighting white blood cells (neutropenia), low red blood cell count (anemia), and low platelet count (thrombocytopenia). Our goal is to demonstrate that our treatment will be more effective than chemotherapeutic and hormonal therapies with fewer side effects.

•	Targeted therapies: The most common type is multi-targeted kinase inhibitors (molecules which inhibit a specific class of enzymes called kinases). Common side effects include fatigue, rash, hand–foot reaction, diarrhea, hypertension and dyspnoea (shortness of breath). Furthermore, tyrosine kinases inhibited by these drugs appear to develop resistance to inhibitors. While the clinical findings with PRP are early and subject to confirmation in future clinical trials, no evidence has yet been observed of the development of resistance by the cancer to PRP.

•	Monoclonal antibodies: Development of monoclonal antibodies is often difficult due to safety concerns. Side effects that are most common include skin and gastro-intestinal toxicities. For example, several serious side effects from Avastin, an anti-angiogenic cancer drug, include gastrointestinal perforation and dehiscence (e.g. rupture of the bowel), severe hypertension (often requiring emergency treatment) and nephrotic syndrome (protein leakage into the urine). Antibody therapy can be applied to various cancer types, but can also be limited to certain genetic sub populations in many instances.

•	Immunotherapy: There is a long history of attempts to develop therapeutic cancer vaccines to stimulate the body’s own immune system to attack cancer cells. These products, while they generally do not have the poor safety profile of standard therapeutic approaches, have rarely been particularly effective. While there are a number of therapeutic cancer vaccines currently in development, most are in the early stages of clinical development. To date, only one therapeutic cancer vaccine has been approved by the U.S. Food and Drug Administration.

License Agreements

We previously sponsored a collaborative research project at Bath University to investigate the cellular and molecular mechanisms underlying the potential clinical approach of our proprietary pro-enzyme formulation. As a result of this undertaking, we entered into a Commercialization Agreement with Bath University, dated November 12, 2009 (the “Commercialization Agreement”), where, initially, Propanc held an exclusive license with Bath University, and where we and the university co-own the intellectual property relating to our pro-enzyme formulations. The Commercialization Agreement provides for Bath University to assign the Patents (as defined therein) to Propanc in certain specified circumstances, such as successful completion of a Phase I clinical trial and commencement of a Phase IIa (Proof of Concept) clinical trial.

On June 14, 2012, Propanc and Bath University agreed to an earlier assignment of the patents pursuant to an Assignment and Amendment Deed, on the proviso that Bath University retains certain rights arising from the Commercialization Agreement, as follows:

•	Bath University reserves for itself (and its employees and students and permitted academic sub-licensees regarding Research Use) the non-exclusive, irrevocable, worldwide, royalty free right to use the Patents for Research Use (as defined therein);

•	The publication rights of Bath University specified in the contract relating to the Original Research (as defined therein) made between the parties with an effective date of July 18, 2008 shall continue in force;

•	Propanc shall pay to Bath University a royalty being two percent of any and all net revenues;

•	Propanc shall use all reasonable endeavors to develop and commercially exploit the Patents for the mutual benefit of Bath University and Propanc to the maximum extent throughout the Territory in the Field (as defined therein) and in each Additional Field (as defined therein) and to obtain, maintain and/or renew any licenses or authorizations that are necessary to enable such development and commercial exploitation. Without prejudice to the generality of the foregoing, Propanc shall comply with all relevant regulatory requirements in respect of its sponsoring and/or performing clinical trials in man involving the administration of a product or materials within a claim of the Patents; and

•	Propanc shall take out with a reputable insurance company and maintain liability insurance cover prior to the first human trials.

We have been working together with Bath University to patent and commercialize these discoveries, while continuing to learn the properties of pro-enzymes with the long-term aim of screening new compounds for development. We are currently engaged in discussions with several technology companies who are progressing new developments in the oncology field as potential additions to our product line. Initially targeting the oncology sector, our focus is to identify and develop novel treatments that are highly effective targeted therapies, with few side effects as a result of toxicity to healthy cells.

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

The details of such patent are as follows:

•	Title: A Pharmaceutical Composition For Treating Cancer Comprising Trypsinogen And/Or Chymotrypsinogen And An Active Agent Selected From A Selenium Compound, A Vanilloid Compound, And A Cytoplasmic Glycolysis Reduction Agent.

•	Date filed: October 22, 2010.

•	Jurisdiction: The Patent Cooperation Treaty (the “PCT”) is an international agreement for filing patent applications having effect in up to 117 countries. Under the PCT, an inventor can file a single international patent application in one language with one patent office in order to simultaneously seek protection for an invention in up to 117 countries.

We completed the 30-month national phase filing deadline for this international PCT application and commenced entering the national phase in individual countries and regions, including the United States, Canada, Japan, Brazil, China, Mexico, Hong Kong, Singapore, Israel, Chile, Peru, Malaysia, Vietnam, Indonesia, Europe, Russia, India and South Korea. The patent is now granted in South Africa, Australia, New Zealand and Japan. Further, provisional patents are also currently being prepared and expected to be filed to capture and protect additional patentable subject matter that is identified, namely further enhanced formulations, combination treatments, use of recombinant products, modes of action and molecular targets.

More recently, an Australian provisional patent application (#2015904678) was filed on November 12, 2015, relating to pro-enzyme compositions.

On January 29, 2016, a Spanish provisional patent application (#201630112) was filed citing a method to treat cancer by eradicating cancer stem cells while sparing normal stem cells.

In February 2016, the Company filed a third patent regarding the use of its lead product, PRP, as a method to treat cancer by targeting cancer stem cell eradication, while sparing normal stem cells.

In April 2016, the Company announced the filing of two more patent applications in the United States regarding new compositions of its lead product, PRP, for treating cancer. The inventions summarize difference combinations of the two pro-enzymes, trypsinogen and chymotrypsinogen, which synergistically enhance their anti-cancer effects, compared to when used in a one to one ratio, or as singular agents.

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

Regulatory Issues

United States

Government oversight of the pharmaceutical industry is usually classified into pre-approval and post-approval categories. Most of the therapeutically significant innovative products marketed today are the subject of New Drug Applications (“NDA”). Preapproval activities, based on these detailed applications, are used to assure the product is safe and effective before marketing. In the United States, The Center for Drug Evaluation and Research (“CDER”), is the FDA organization responsible for over-the-counter and prescription drugs, including most biological therapeutics, and generic drugs.

Before approval, the FDA may inspect and audit the development facilities, planned production facilities, clinical trials, institutional review boards and laboratory facilities in which the product was tested in animals. After the product is approved and marketed, the FDA uses different mechanisms for assuring that firms adhere to the terms and conditions of approval described in the application and that the product is manufactured in a consistent and controlled manner. This is done by periodic unannounced inspections of production and quality control facilities by FDA’s field investigators and analysts.

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

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and Propanc cannot guarantee that any approvals for our product candidates will be granted on a timely basis, if at all. Preclinical tests include laboratory evaluation of toxicity and immunogenicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Our submission of an IND may not result in FDA authorization to commence clinical trials. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board (“IRB”) covering each medical center proposing to conduct clinical trials must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive “good clinical practice” (“GCP”) regulations, which include requirements that all research subjects provide informed consent and that all clinical studies be conducted under the supervision of one or more qualified investigators.

For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap:

•	Phase I: Initially conducted in a limited population to test the product candidate for safety and dose tolerance;

•	Phase II: Generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the initial efficacy of the product for specific targeted indications and to determine dose tolerance and optimal dosage. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more extensive Phase III clinical trials;

•	Phase III: Commonly referred to as pivotal studies. When Phase II evaluations demonstrate that a dose range of the product is effective and has an acceptable safety profile, Phase III clinical trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical trial sites. Generally, replicate evidence of safety and effectiveness needs to be demonstrated in two adequate and well-controlled Phase III clinical trials of a product candidate for a specific indication. These studies are intended to establish the overall risk/benefit ratio of the product and provide adequate basis for product labelling; and

•	Phase IV: In some cases, the FDA may condition approval of a NDA on the sponsor’s agreement to conduct additional clinical trials to further assess the product’s safety, purity and potency after NDA approval. Such post-approval trials are typically referred to as Phase IV clinical trials.

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. Concurrent with clinical studies, sponsors usually complete additional animal studies and must also develop additional information about the product and finalize a process for manufacturing the product in commercial quantities in accordance with CGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Moreover, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

The results of product development, preclinical studies and clinical trials, along with the aforementioned manufacturing information, are submitted to the FDA as part of a NDA. NDA’s must also contain extensive manufacturing information. Under the Prescription Drug User Fee Act (“PDUFA”), the FDA agrees to specific goals for NDA review time through a two-tiered classification system, Standard Review and Priority Review. Standard Review is applied to products that offer at most, only minor improvement over existing marketed therapies. Standard Review NDAs have a goal of being completed within a ten-month timeframe, although a review can take significantly longer. A Priority Review designation is given to products that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A Priority Review takes the FDA six months to review a NDA. It is likely that our product candidates will be granted Standard Reviews. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

The FDA may deny approval of a NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or additional pivotal Phase III clinical trials. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials is not always conclusive and the FDA may interpret data differently than Propanc. Once issued, product approval may be withdrawn by the FDA if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, Risk Evaluation and Mitigation Strategies (“REMS”), and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Products may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labelling or manufacturing processes or facilities, approval of a new or supplemental NDA may be required, which may involve conducting additional preclinical studies and clinical trials.

Other U.S. Regulatory Requirements

After approval, products are subject to extensive continuing regulation by the FDA, which include company obligations to manufacture products in accordance with GMP, maintain and provide to the FDA updated safety and efficacy information, report adverse experiences with the product, keep certain records, submit periodic reports, obtain FDA approval of certain manufacturing or labeling changes and comply with FDA promotion and advertising requirements and restrictions. Failure to meet these obligations can result in various adverse consequences, both voluntary and FDA-imposed, including product recalls, withdrawal of approval, restrictions on marketing and the imposition of civil fines and criminal penalties. In addition, later discovery of previously unknown safety or efficacy issues may result in restrictions on the product, manufacturer or NDA holder.

Propanc, and any manufacturers of our products, are required to comply with applicable FDA manufacturing requirements contained in the FDA’s GMP regulations. GMP regulations require, among other things, quality control and quality assurance as well as the corresponding maintenance of records and documentation. The manufacturing facilities for our products must meet GMP requirements to the satisfaction of the FDA pursuant to a pre-approval inspection before Propanc can use them to manufacture products. Propanc and any third-party manufacturers are also subject to periodic inspections of facilities by the FDA and other authorities, including procedures and operations used in the testing and manufacture of our products to assess our compliance with applicable regulations.

With respect to post-market product advertising and promotion, the FDA imposes complex regulations on entities that advertise and promote pharmaceuticals, which include, among others, standards for direct-to-consumer advertising, promoting products for uses or in patient populations that are not described in the product’s approved labeling (known as “off-label use”), industry-sponsored scientific and educational activities and promotional activities involving the Internet. Failure to comply with FDA requirements can have negative consequences, including adverse publicity, enforcement letters from the FDA, mandated corrective advertising or communications with doctors and civil or criminal penalties. Although physicians may prescribe legally available drugs for off-label uses, manufacturers may not market or promote such off-label uses.

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. A NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing a NDA.

Adverse event reporting and submission of periodic reports is required following FDA approval of a NDA. The FDA also may require post-marketing testing, known as Phase IV testing, risk mitigation strategies and surveillance to monitor the effects of an approved product or to place conditions on an approval that could restrict the distribution or use of the product.

European Union

In addition to regulations in the United States, Propanc will be subject to a variety of foreign regulations governing clinical trials, commercial sales and distribution of our products. Whether or not Propanc obtains FDA approval for a product, Propanc must obtain approval of a product by the comparable regulatory authorities of foreign countries before Propanc can commence clinical trials or market our product in those countries. The approval process varies from country to country and the time may differ than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country.

Under European Union regulatory systems, Propanc must submit and obtain authorization for a clinical trial application in each member state in which Propanc intends to conduct a clinical trial. After Propanc has completed clinical trials, Propanc must obtain marketing authorization before it can market its product. Propanc must submit applications for marketing authorizations for oncology products under a centralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The European Medicines Agency (the “EMA”) is the agency responsible for the scientific evaluation of medicines that are to be assessed via the centralized procedure.

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

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Competition

The biotechnology and pharmaceutical industries are characterized by continuing technological advancement and significant competition. While we believe that our technology platforms, product candidates, know-how, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. The level of generic competition and the availability of reimbursement from government and other third-party payers will also significantly impact the pricing and competitiveness of our products. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Employees

As of September 28, 2016, we have one full-time employee and one part-time employee. Over time, we may be required to hire employees or engage independent contractors to execute various projects that are necessary to grow and develop our business. These decisions will be made by our officers and directors, if and when appropriate.

Our Corporate Information

Our principal executive office is located at 302, 6 Bulter Street, Camberwell, VIC, 3124 Australia.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents that we will file with or furnish to the SEC will be available free of charge by sending a written request to our Corporate Secretary at our corporate headquarters.  Additionally, the documents we file with the SEC are or will be available free of charge at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Other information on the operation of the Public Reference Room may be obtained by calling the SEC at (800) SEC-0330. The SEC maintains a website that contains reports, proxy and information statements and other information regarding registrants that file electronically with the SEC. The SEC’s website is www.sec.gov.

We maintain a website at www.propanc.com. You will be able to access our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports, proxy statements and other information to be filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC free of charge at our website as soon as reasonably practicable after such material will be electronically filed with, or furnished to, the SEC. The information contained in, or that can be accessed through, our website is not part of this Form 10-K.

Item 1A.   Risk Factors.

There are numerous risks affecting our business, some of which are beyond our control. An investment in our Common Stock involves a high degree of risk and may not be appropriate for investors who cannot afford to lose their entire investment. If any of the following risks actually occur, our business, financial condition or operating results could be materially harmed. This could cause the trading price of our Common Stock to decline and you may lose all or part of your investment. Potential risks and uncertainties that could affect our operating results and financial condition include the following:

RISKS RELATED TO OUR FINANCIAL CONDITION AND OUR NEED FOR ADDITIONAL CAPITAL

Our independent registered accounting firm has expressed concerns about our ability to continue as a going concern. Our ability to continue as a going concern is in substantial doubt absent obtaining adequate new debt or equity financings.

The report of our independent registered accounting firm expresses concern about our ability to continue as a going concern based on the absence of significant revenues, recurring losses from operations and our need for additional financing to fund all of our operations. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses. For the fiscal years ended June 30, 2016 and June 30, 2015, we had net losses of $9,410,352 and $3,412,754, respectively. Further, as of June 30, 2016, we had $121,070 in cash, $29,355 in receivable accounts and had an accumulated deficit of $30,376,023.

Based upon our current business plans, we will need considerable cash investments to be successful. Our capital requirements and cash needs are significant and continuing. We can provide no assurance that we will be able to generate a sufficient amount of revenue, if any, from our business in order to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are unknown. If we cannot continue as a viable entity, we may be unable to continue our operations and you may lose some or all of your investment in our Common Stock.

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $9,410,352 and $3,412,754, respectively for the fiscal years ended June 30, 2016 and June 30, 2015. As of June 30, 2016 and June 30, 2015, we had a deficit accumulated during the development phase of $30,376,023 and $20,965,671, respectively. To date, we have not generated any revenues and have financed our operations with funds obtained from private financings and related party transactions with directors and other officers. From October 2007, we have devoted substantially all of our efforts to research and development of our product candidates and from June 20, 2015 to November 12, 2015, we did a number of laboratory studies examining the anti-cancer effects of our lead product candidates, which has resulted in additional patent specifications prepared for filing and implementing plans to progress our lead product candidate into human studies. More recently, from January to February 2016, we completed a dose range finding study in rodents and conducted a scientific advice meeting with the UK regulatory agency to discuss formal GLP animal safety/toxicology studies and Phase I and II clinical trials for our lead product. We expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to incur significant expenses and increasing operating losses for the foreseeable future. We anticipate that our expenses will increase substantially if and as we:

•	continue to develop and progress our lead product candidate into human trials;
•	continue our research and development efforts;
•	initiate clinical trials for our product candidates;
•	seek regulatory approvals for our product candidates that successfully complete clinical trials;
•	establish a sales, marketing and distribution infrastructure;
•	maintain, expand and protect our intellectual property portfolio; and
•	add operational, financial and management information systems and personnel, including personnel to support our product development and planned future commercialization efforts.

To become profitable, we must develop and eventually commercialize a product or products with significant market potential. This will require us to successfully complete pre-clinical testing and clinical trials of our product candidates, obtain market approval for our product candidates and manufacturing, marketing and selling those products that we obtain market approval for. We might not succeed in any one or a number of these activities, and even if we do, we may never generate revenues that are significant or large enough to achieve profitability. Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations. A decline in the value of our company could also cause you to lose all or part of your investment.

As an early stage company, it may be difficult for you to evaluate the success of our business to date and to assess our future viability.

We are an early stage company. We commenced active operations in the second half of 2010. Our operations to date have been limited to establishing our research programs and partnerships, building our intellectual property portfolio and deepening our scientific understanding of our product candidates. We have not yet demonstrated our ability to successfully complete any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It will take a number of years for our product to be made available for the treatment of cancer, if ever. Given our short operating history compared to the timeline required to fully develop a new drug, you are cautioned about making any predictions on our future success or viability based on our activities or results to date. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We will continue to need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to increase in connection with our ongoing activities, particularly as we expand our research and development activities and initiate clinical trials of, and seek marketing approval for, our product candidates. In addition, if we obtain marketing approval for any of our product candidates, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or any future commercialization efforts.

Our future capital requirements will depend on many factors, including:

•	assuming favorable clinical results, the cost, timing and outcome of our efforts to seek approval in the United States and elsewhere in the world, including to fund the preparation and filing of regulatory submissions with the Food and Drug Administration (“FDA”) and other regulatory agencies worldwide;
•	the scope, progress and, results of our other ongoing and potential future clinical trials;
•	the extent to which we acquire or in-license other products and technologies;
•	the costs, timing and outcome of regulatory review of our product candidates;
•	the costs of future commercialization activities, including product sales, marketing, manufacturing and distribution, for any of our product candidates for which we receive marketing approval;
•	revenue, if any, received from commercial sales of our product candidates, should any of our product candidates receive marketing approval;
•	the costs of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending intellectual property-related claims; and
•	our ability to establish collaborations on favorable terms, if at all.

Identifying potential product candidates and conducting preclinical testing and clinical trials is a time-consuming, expensive and uncertain process that takes years to complete, and we may never generate the necessary data or results required to obtain marketing approval and achieve product sales. In addition, our product candidates, if approved, may not achieve commercial success. Our commercial revenues, if any, will be derived from sales of products that we do not expect to be commercially available for many years, if at all. Accordingly, we will need to continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to finance our cash needs through a combination of equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or debt securities, including convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

We maintain our cash in Australian financial institutions that are not insured.

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through September 26, 2016.

RISKS RELATED TO THE DISCOVERY, DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

Because our product candidates are in the early stages of development and may never lead to commercially viable drugs, you may lose your investment.

We are a research and development company presently focused on the development of new cancer treatments, all of which are at an early stage of development, which may be effective in treating cancer and have use in reducing the risk of cancer recurrence. Our drug development methods may not lead to commercially viable drugs for any of several reasons. For example, we may fail to identify appropriate compounds, our drug candidates may fail to be safe and effective in additional preclinical or clinical trials, or we may have inadequate financial or other resources to pursue discovery and development efforts for new drug candidates. Our product candidates will require significant additional development, clinical trials, regulatory clearances and additional investment by us before they can be commercialized. If, for any of these reasons, we are unsuccessful at commercializing our drug candidates, you may lose your investment.

At present, both of our lead product candidates, PRP and PRP-DCM, are still in preclinical development. A formal GLP toxicology study will be completed to ensure the safety of our product candidate, PRP, prior to entering into clinical trials for testing in humans. Further work is also needed for PRP-DCM to better understand which animal models are most appropriate, and determining the optimal combination for PRP-DCM prior to proceeding into formal preclinical studies and into clinical trials.

Our products may cause undesirable side effects that could limit their use, require their removal from the market or prevent further development.

Side effects that may be caused by our products could interrupt, delay or halt our development programs, including clinical trials, and could result in adverse regulatory action by the FDA or other regulatory authorities. More severe side effects associated with our products may be also observed in the future. Even if we are able to complete the development of a new product and obtain any required regulatory approval, undesirable side effects could prevent us from achieving or maintaining market acceptance of the product or could substantially increase the costs and expenses of commercializing the product. Negative publicity concerning our products, whether accurate or inaccurate, could also reduce market or regulatory acceptance of our products, which could result in decreased product demand, removal from the market or an increased number of product liability claims, whether or not such claims have merit.

Because successful development of our products is uncertain, our results of operations may be materially harmed.

Our development of current and future product candidates is subject to the risks of failure and delay inherent in the development of new pharmaceutical products and products based on new technologies, including but not limited to the following:

•	delays in product development, clinical testing or manufacturing;
•	unplanned expenditures in product development, clinical testing or manufacturing;
•	unexpected scientific, non-clinical or clinical findings relating to safety or efficacy;
•	failure to receive regulatory approvals;
•	emergence of superior or equivalent products;
•	inability to manufacture our product candidates on a commercial scale on our own, or in collaboration with third parties; and
•	failure to achieve market acceptance.

Because of these risks, our development efforts may not result in any commercially viable products. If a significant portion of these development efforts are not successfully completed, required regulatory approvals will not be obtained, or if any approved products are not commercialized successfully, our business, financial condition and results of operations may be materially harmed.

Additional preclinical testing and clinical trials of our product candidates may not be successful if we are unable to commercialize our product candidates or experience significant delays in doing so, our business may be harmed.

We have conducted a variety of pre-clinical studies, which have provided evidence supporting the potential therapeutic utility of our lead product candidates, PRP and PRP-DCM. Studies include the in vitro assessment of these product’s key components on cell growth and differentiation, and in vitro combination assays identifying synergistic effects by optimizing the ratios between the key components. In addition, we, together with our scientific founder, Dr. Julian Kenyon, have undertaken a retrospective analysis of cancer patients treated with PRP under UK and Australian compassionate access schemes. This review has generated clinical evidence supportive of the further development of PRP as a potential therapeutic for cancer.

However, before regulatory approval can be obtained for the commercial sale of PRP, or the other product candidates currently under development by us, we will be required to complete formal preclinical studies and then comprehensive clinical trials in order to demonstrate the product’s safety, tolerability and efficacy. Regulatory approval to market a new product will only be obtained once we can demonstrate to the satisfaction of the applicable regulatory authority that the product candidate has an acceptable safety profile, is effective in treating the target indication and otherwise meets the appropriate standards required by regulators for approval.

Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

We may experience numerous unforeseen events during, or as a result of, clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
•	we may have delays in reaching or fail to reach an agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•	clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development programs;
•	the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;
•	our third-party contractors may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner, or at all;
•	we might have to suspend or terminate clinical trials of our product candidates for various reasons, including a finding that the participants are being exposed to unacceptable health risks;
•	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;
•	the cost of clinical trials of our product candidates may be greater than we anticipate;
•	the supply or quality of our product candidates or other materials necessary to conduct clinical trials of our product candidates may be insufficient or inadequate; and
•	our product candidates may have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

•	be delayed in obtaining marketing approval for our product candidates;
•	not obtain marketing approval at all;
•	obtain approval for indications or patient populations that are not as broad as intended or desired;
•	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;
•	be subject to additional post-marketing testing requirements; or
•	have the product removed from the market after obtaining marketing approval.

Any delay in, or termination of, our clinical trials may result in increased development costs for our products, which would cause the market price of our shares to decline and limit our ability to obtain additional financing and, ultimately, our ability to commercialize our products and generate product revenues. Any change in, or termination of, our clinical trials could materially harm our business, financial condition and results of operations.

If we experience delays or difficulties in the enrollment of patients in clinical trials, our receipt of necessary regulatory approvals could be delayed or prevented.

We may not be able to initiate or continue clinical trials for our product candidates if we are unable to locate and enroll a sufficient number of eligible patients to participate in these trials as required by the FDA or similar regulatory authorities outside the United States. In addition, there are a number of ongoing clinical trials for product candidates treating cancer. Patients who would otherwise be eligible for our clinical trials may instead enroll in clinical trials of our competitors' product candidates, particularly if they view such treatments to be more conventional and established.

Patient enrollment is affected by other factors including:

•	severity of the disease under investigation;
•	eligibility criteria for the study in question;
•	perceived risks and benefits of the product candidate under study;
•	efforts to facilitate timely enrollment in clinical trials;

•	patient referral practices of physicians;
•	the ability to monitor patients adequately during and after treatment; and
•	proximity and availability of clinical trial sites for prospective patients.

Our inability to enroll a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays in our clinical trials may result in increased development costs for our product candidates, which would cause the value of our company to decline and limit our ability to obtain additional financing.

If serious adverse or unexpected side effects are identified during the development of our product candidates, we may need to abandon or limit our development of some of our product candidates.

All of our product candidates are in preclinical development or early stages of clinical development and their risk of failure is high. It is impossible to predict when or if any of our product candidates will prove effective or safe in humans or will receive marketing approval. If our product candidates are associated with undesirable side effects or have characteristics that are unexpected, we may need to abandon their development or limit development to certain uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. Many compounds that initially showed promise in early stage testing for treating cancer have later been found to cause side effects that prevented further development of the compound.

If we fail to obtain regulatory approval in jurisdictions outside the United States, we will not be able to market our products in those jurisdictions.

We intend to seek regulatory approval for our product candidates in a number of countries outside of the United States and expect that these countries will be important markets for our products, if approved. Marketing our products in these countries will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The regulations that apply to the conduct of clinical trials and approval procedures vary from country to country and may require additional testing. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, drugs must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market.

Even if we obtain regulatory approval, our products will be subject to extensive post-approval regulation.

Once a product is approved, numerous post-approval requirements apply, including but not limited to requirements relating to manufacturing, labeling, packaging, advertising and record keeping. Even if regulatory approval of a product is obtained, the approval may be subject to limitations on the uses for which the product may be marketed, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. Any such post-approval requirement could reduce our revenues, increase our expenses and render the approved product candidate not commercially viable. In addition, as clinical experience with a drug expands after approval because it is typically used by a greater number and more diverse group of patients after approval than during clinical trials, side effects and other problems may be observed after approval that were not seen or anticipated during pre-approval clinical trials or other studies. Any adverse effects observed after the approval and marketing of a product candidate could result in limitations on the use of such approved product or its withdrawal from the marketplace. Absence of long-term safety data may also limit the approved uses of our products. If we fail to comply with the regulatory requirements of the applicable regulatory authorities, or if previously unknown problems with any approved commercial products, manufacturers or manufacturing processes are discovered, we could be subject to administrative or judicially imposed sanctions or other setbacks, including:

•	restrictions on the products, manufacturers or manufacturing processes;
•	warning letters and untitled letters;

•	civil penalties and criminal prosecutions and penalties;
•	fines;
•	injunctions;
•	product seizures or detentions;
•	import or export bans or restrictions;
•	voluntary or mandatory product recalls and related publicity requirements;
•	suspension or withdrawal of regulatory approvals;
•	total or partial suspension of production; and
•	refusal to approve pending applications for marketing approval of new products or of supplements to approved applications.

If we are slow or unable to adapt to changes in existing regulatory requirements or the promulgation of new regulatory requirements or policies, we or our licensees may lose marketing approval for our products which will impact our ability to conduct business in the future.

Even if any of our product candidates receive marketing approval, they may fail to achieve the degree of market acceptance by physicians, patients, healthcare payors and others in the medical community necessary for commercial success.

If any of our product candidates receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. For example, current cancer treatments like chemotherapy and radiation therapy are well established in the medical community, and doctors may continue to rely on these treatments. If our product candidates do not achieve an adequate level of acceptance, we may not generate significant product revenues and we may not become profitable. The degree of market acceptance of our product candidates, if approved for commercial sale, will depend on a number of factors, including:

•	efficacy and potential advantages compared to alternative treatments;
•	the ability to offer our products for sale at competitive prices;
•	convenience and ease of administration compared to alternative treatments;
•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;
•	the strength of marketing and distribution support;
•	sufficient third-party coverage or reimbursement; and
•	the prevalence and severity of any side effects.

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market our product candidates, we may not be successful in commercializing our product candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for any approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a focused sales and marketing infrastructure to market or co-promote some of our product candidates if and when they are approved.

There are risks involved with both establishing our own sales and marketing capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

Factors that may inhibit our efforts to commercialize our products on our own include:

•	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;
•	the inability of sales personnel to obtain access to physicians or persuade an adequate numbers of physicians to prescribe any future products;
•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates.

We face substantial competition, which may result in others discovering, developing or commercializing products before or more successfully than we do.

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidates, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Some of these competitive products and therapies are based on scientific approaches that are the same as or similar to our approach, and others are based on entirely different approaches. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

We are developing our product candidates for the treatment of cancer. There are a variety of available therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using our product candidates in combination with existing therapies or replacing existing therapies with our product candidates.

There are also a number of products in clinical development by third parties to treat and prevent metastatic cancer. These companies include divisions of large pharmaceutical companies, including Astellas Pharma US, Inc., Sanofi-Aventis US LLC, GlaxoSmithKline plc, Boehringer Ingelheim GmbH, Pfizer Inc. and others. There are also biotechnology companies of various sizes that are developing therapies against cancer stem cells (“CSCs”) (i.e. cancer cells which have transformed to become motile and invasive, triggering metastasis, and are chemo-resistant), including Verastem, OncoMed Pharmaceuticals, Inc., Boston Biomedical, Inc. and Stemline Therapeutics, Inc. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure their effectiveness to treat and prevent metastatic cancer, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Many of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, to the extent that product or product candidates of our competitors demonstrate serious adverse side effects or are determined to be ineffective in clinical trials, the development of our product candidates could be negatively impacted.

Even if we are able to commercialize any product candidates, the products may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, recently passed legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for a product in a particular country, but then be subject to price regulations that delay our commercial launch of the product, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of the product in that country. Adverse pricing limitations may hinder our ability to recoup our investment in one or more product candidates, even if our product candidates obtain marketing approval.

Our ability to commercialize any products successfully also will depend in part on the extent to which reimbursement for these products and related treatments will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for any product that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, any product candidate for which we obtain marketing approval. Obtaining reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize any product candidate for which we obtain marketing approval.

There may be significant delays in obtaining reimbursement for newly approved drugs, and coverage may be more limited than the purposes for which the drug is approved by the FDA or similar regulatory authorities outside the United States. Moreover, eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover our costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government-funded and private payors for any approved products that we develop could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize products and our overall financial condition.

Product liability lawsuits against us could cause us to incur substantial liabilities and to limit commercialization of any products that we may develop.

We face an inherent risk of product liability exposure related to the testing of our product candidates in human clinical trials and will face an even greater risk if we commercially sell any products that we may develop. If we cannot successfully defend ourselves against claims that our product candidates or products caused injuries, we will incur substantial liabilities. Regardless of merit or eventual outcome, liability claims may result in:

•	decreased demand for any product candidates or products that we may develop;
•	injury to our reputation and significant negative media attention;
•	withdrawal of clinical trial participants;
•	significant costs to defend the related litigation;
•	substantial monetary awards to trial participants or patients;
•	the loss of revenue; and
•	the inability to commercialize any products that we may develop.

We currently do not hold product liability insurance coverage. We intend to purchase product liability insurance prior to our first clinical trial, which may not be adequate to cover all liabilities that we may incur. We may need to increase our insurance coverage as we initiate additional clinical trials or upon the commercialization of our product candidates. Insurance coverage is increasingly expensive. We may not be able to maintain insurance coverage at a reasonable cost or in an amount adequate to satisfy any liability that may arise.

Judgments that our stockholders obtain against us may not be enforceable.

Substantially all of our assets are located outside of the United States. In addition, our chief executive officer, James Nathanielsz, resides in Australia and one of our directors, Julian Kenyon, resides in the UK. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It is uncertain whether the courts of Australia or the UK would recognize or enforce judgments of the United States or state courts against us or such persons predicated upon the civil liability provisions of the laws of the United States or any state. In addition, there is uncertainty as to whether such courts in Australia or the UK would be competent to hear original actions brought in such jurisdictions against us or such persons predicated upon the laws of the United States or any state.

If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could have a material adverse effect on the success of our business.

We may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

We may depend on collaborations with third parties for the development and commercialization of our product candidates. If those collaborations are not successful, we may not be able to capitalize on the market potential of these product candidates.

We may seek third-party collaborators for the development and commercialization of our product candidates. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators' abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates would pose the following risks to us:

•	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;
•	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;
•	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
•	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;
•	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;
•	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;
•	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
•	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a present or future collaborator of ours were to be involved in a business combination, the continued pursuit and emphasis on our product development or commercialization program could be delayed, diminished or terminated.

If we are not able to establish collaborations, we may have to alter our development and commercialization plans.

Our drug development programs and the potential commercialization of our product candidates will require substantial additional cash to fund expenses. For some of our product candidates, we may decide to collaborate with pharmaceutical and biotechnology companies for the development and potential commercialization of those product candidates.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator's resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator's evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under existing license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

We may not be able to negotiate collaborations on a timely basis, on acceptable terms, or at all. If we are unable to do so, we may have to curtail the development of such product candidate, reduce or delay its development program or one or more of our other development programs, delay its potential commercialization or reduce the scope of any sales or marketing activities, or increase our expenditures and undertake development or commercialization activities at our own expense. If we elect to increase our expenditures to fund development or commercialization activities on our own, we may need to obtain additional capital, which may not be available to us on acceptable terms or at all. If we do not have sufficient funds, we may not be able to further develop our product candidates or bring them to market and generate product revenue.

We contract with third parties for the manufacture of our product candidates and for compound formulation research and these third parties may not perform satisfactorily.

We do not have any manufacturing facilities or personnel. We currently obtain all of our supply of our product candidates for clinical development from third-party manufacturers or third-party collaborators, and we expect to continue to rely on third parties for the manufacture of clinical and, if necessary, commercial quantities of our product candidates. In addition, we currently rely on third parties for the development of various formulations of our product candidates. We obtain our supplies from these manufacturers on a purchase order basis, and we do not have any long term supply agreements in place. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or such quantities at an acceptable cost or quality, which could delay, prevent or impair our development or commercialization efforts.

Any of these third parties may terminate their engagement with us at any time. We do not currently have arrangements in place for redundant supply or a second source for bulk drug substance. Even if we are able to establish agreements with third-party manufacturers, reliance on third-party manufacturers entails additional risks, including:

•	reliance on the third party for regulatory compliance and quality assurance;
•	the possible breach of the manufacturing agreement by the third party, including the misappropriation of our proprietary information, trade secrets and know-how;
•	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and
•	disruptions to the operations of our manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or a catastrophic event affecting our manufacturers or suppliers.

Third-party manufacturers may not be able to comply with current good manufacturing practices (“cGMP”), regulations or similar regulatory requirements outside the United States. Our failure, or the failure of our third-party manufacturers, to comply with applicable regulations could result in sanctions being imposed on us, including fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or products, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products and harm our business and results of operations.

Any products that we may develop may compete with other product candidates and products for access to manufacturing facilities. There are a limited number of manufacturers that operate under cGMP regulations and that might be capable of manufacturing for us. If our current contract manufacturers cannot perform as agreed, we may be required to replace that manufacturer. Although we believe that there are several potential alternative manufacturers who could manufacture our product candidates, we may incur added costs and delays in identifying and qualifying any such replacement, as well as producing the drug product. In addition, we have to enter into technical transfer agreements and share our know-how with the third-party manufacturers, which can be time-consuming and may result in delays.

Our current and anticipated future dependence upon others for the manufacture of our product candidates or products may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

If we fail to comply with our obligations under our intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are a party to a joint commercialization agreement with the University of Bath, and expect to enter into license agreements in the future. If we fail to comply with our obligations under this commercialization agreement and any future license we may enter into in the future, such licensors may have the right to terminate these agreements, in which event we might not be able to market any product that is covered by the agreements, or to convert the exclusive licenses to non-exclusive licenses, which could materially adversely affect the value of the product candidate being developed under these license agreements. Termination of license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms. If the University of Bath were to terminate the agreement with us for any reason, we would lose the rights, title and interest for commercializing PRP and/or PRP-DCM as a treatment for cancer, or related fields.

If we are unable to obtain and maintain patent protection for our technology and products, or if any licensors are unable to obtain and maintain patent protection for the technology or products that we may license from them in the future, or if the scope of the patent protection obtained is not sufficiently broad, our competitors could develop and commercialize technology and products similar or identical to ours, and our ability to successfully commercialize our technology and products may be adversely affected.

Our success depends in large part on our and our licensors' ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology and products. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our novel technologies and products that are important to our business. We cannot be certain that any patents will be issued with claims that cover our proprietary technology or product candidates.

The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or products that we license from third parties and are reliant on our licensors. If such licensors fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors' patent rights are highly uncertain. Our and our licensors' pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

Assuming the other requirements for patentability are met, in the United States, for patents that have an effective filing date prior to March 15, 2013, the first to make the claimed invention is entitled to the patent, while outside the United States, the first to file a patent application is entitled to the patent. In March 2013, the United States transitioned to a first inventor to file system in which, assuming the other requirements for patentability are met, the first inventor to file a patent application will be entitled to the patent. We may be subject to a third party preissuance submission of prior art to the U.S. Patent and Trademark Office, or become involved in opposition, derivation, reexamination, inter parties review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Even if our owned and licensed patent applications issue as patents, they may not issue in a form that will provide us with any meaningful protection, prevent competitors from competing with us or otherwise provide us with any competitive advantage. Our competitors may be able to circumvent our owned or licensed patents by developing similar or alternative technologies or products in a non-infringing manner.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, which could limit our ability to stop others from using or commercializing similar or identical technology and products, or limit the duration of the patent protection of our technology and products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may become involved in lawsuits to protect or enforce our patents, which could be expensive, time consuming and unsuccessful.

Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, our licensors may have rights to file and prosecute such claims and we are reliant on them.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell our product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We have yet to conduct comprehensive freedom-to-operate searches to determine whether our use of certain of the patent rights owned by or licensed to us would infringe patents issued to third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party's intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our Common Stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could have a material adverse effect on our ability to compete in the marketplace.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

In addition to seeking patents for some of our technology and products, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect these trade secrets, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them from using that technology or information to compete with us. If any of our trade secrets were to be disclosed to or independently developed by a competitor, our competitive position would be harmed.

RISKS RELATED TO REGULATORY APPROVAL OF OUR PRODUCT CANDIDATES AND OTHER LEGAL COMPLIANCE MATTERS

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize our product candidates, and our ability to generate revenue will be materially impaired.

Our product candidates and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for a product candidate will prevent us from commercializing the product candidate. We have not received approval to market any of our product candidates from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish the product candidate's safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. Our product candidates may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

The process of obtaining marketing approvals, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if approval is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity and novelty of the product candidates involved. Changes in marketing approval policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA has substantial discretion in the approval process and may refuse to accept any application or may decide that our data is insufficient for approval and require additional preclinical, clinical or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit or prevent marketing approval of a product candidate. Any marketing approval we ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

If we experience delays in obtaining approval or if we fail to obtain approval of our product candidates, the commercial prospects for our product candidates may be harmed and our ability to generate revenues will be materially impaired.

Failure to obtain marketing approval in international jurisdictions would prevent our product candidates from being marketed abroad.

We intend to seek regulatory approval for our product candidates in a number of countries outside of the United States and expect that these countries will be important markets for our products, if approved. In order to market and sell our products in the European Union and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

Any product candidate for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

Any product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers' communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing.

In addition, later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

•	restrictions on such products, manufacturers or manufacturing processes;
•	restrictions on the labeling or marketing of a product;
•	restrictions on product distribution or use;
•	requirements to conduct post-marketing clinical trials;
•	warning or untitled letters;
•	withdrawal of the products from the market;
•	refusal to approve pending applications or supplements to approved applications that we submit;
•	recall of products;
•	fines, restitution or disgorgement of profits or revenue;
•	suspension or withdrawal of marketing approvals;
•	refusal to permit the import or export of our products;
•	product seizure; or
•	injunctions or the imposition of civil or criminal penalties.

Our relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

•	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;
•	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;
•	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
•	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;
•	the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and
•	analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry's voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

Efforts to ensure that our business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices may not comply with current or future statutes, regulations or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of these laws or any other governmental regulations that may apply to us, we may be subject to significant civil, criminal and administrative penalties, damages, fines and exclusion from government funded healthcare programs, such as Medicare and Medicaid, and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found to be not in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs.

Recently enacted and future legislation may increase the difficulty and cost for us to obtain marketing approval of and commercialize our product candidates and affect the prices we may obtain.

In the United States and some foreign jurisdictions there have been many legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval.

In the United States, the Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (“Medicare Modernization Act”), changed the way Medicare covers and pays for pharmaceutical products. The legislation expanded Medicare coverage for drug purchases by the elderly and introduced a new reimbursement methodology based on average sales prices for physician-administered drugs. In addition, this legislation provided authority for limiting the number of drugs that will be covered in any therapeutic class. Cost reduction initiatives and other provisions of this legislation could decrease the coverage and price that we receive for any approved products. While the Medicare Modernization Act applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates. Therefore, any reduction in reimbursement that results from the Medicare Modernization Act may result in a similar reduction in payments from private payors.

In March 2010, President Obama signed into law the Health Care Reform Law, a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Effective October 1, 2010, the Health Care Reform Law revises the definition of "average manufacturer price" for reporting purposes, which could increase the amount of Medicaid drug rebates to states. Further, the new law imposes a significant annual fee on companies that manufacture or import branded prescription drug products. Substantial new provisions affecting compliance have also been enacted, which may affect our business practices with health care practitioners. We will not know the full effects of the Health Care Reform Law until applicable federal and state agencies issue regulations or guidance under the new law. Although it is too early to determine the long-term effect of the Health Care Reform Law, the law appears likely to continue the pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.

Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. We cannot be sure whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of our product candidates, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA's approval process may significantly delay or prevent marketing approval, as well as subject us to more stringent product labeling and post-marketing testing and other requirements.

RISKS RELATING TO EMPLOYEE MATTERS AND MANAGING GROWTH

Our future success depends on our ability to retain our chief executive officer and other key executives and to attract, retain and motivate qualified personnel.

We are highly dependent on our management team, specifically Dr. Julian Kenyon and Mr. James Nathanielsz. While we have a current employment agreement with our chief executive officer, Mr. James Nathanielsz, and a director agreement with Dr. Kenyon, both the employment agreement with Mr. Nathanielsz and the director agreement with Dr. Kenyon permit each of the respective parties thereto to terminate such agreements upon notice. As such, each of these individuals may terminate their relationship with us upon notice. If we lose key employees, our business may suffer.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our success. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors, including our scientific co-founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

We expect to expand our development, regulatory and future sales and marketing capabilities, and as a result, we may encounter difficulties in managing our growth, which could disrupt our operations.

We expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of drug development, regulatory affairs and sales and marketing. To manage our anticipated future growth, we must continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources and the limited experience of our management team in managing a company with such anticipated growth, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The physical expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations.

We do not have any independent directors and there is a potential conflict of interest

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors, one of whom also serves as an officer of the Company. Thus, there is an inherent conflict of interest.

RISKS RELATED TO OUR COMMON STOCK

Currently there is a limited public market for our Common Stock, and we cannot predict the future prices or the amount of liquidity of our Common Stock.

Currently, there is a limited public market for our Common Stock. Our Common Stock is traded on the OTCQB, operated by OTC Markets Group, Inc., under the symbol “PPCH.” However, the OTCQB is not a liquid market in contrast to the major stock exchanges. We cannot assure you as to the liquidity or the future market prices of our Common Stock if a market does develop. If an active market for our Common Stock does not develop, the fair market value of our Common Stock could be materially adversely affected. We cannot predict the future prices of our Common Stock.

If we do not comply with the state regulations in regard to the sale of our Common Stock or find an exemption there may be potential limitations on the resale of your stock.

With few exceptions, every offer or sale of a security must, before it is offered or sold in a state, be registered or exempt from registration under the securities, or blue sky laws, of the state(s) in which the security is offered and sold. Blue sky statutes vary widely and there is little uniformity in the blue sky filing requirements among state securities laws. Should we fail to properly register the Common Stock as required by the respective states or find an exemption from registration, there may be restrictions to any further resale of the stock once purchased.

We are subject to the “penny stock” rules which will adversely affect the liquidity of our Common Stock.

The SEC has adopted regulations which generally define “penny stock” to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. We expect the market price of our Common Stock will continue to be less than $5.00 per share and therefore we will continue to be considered a “penny stock” according to SEC rules. This designation requires any broker-dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules limit the ability of broker-dealers to solicit purchases of our Common Stock and therefore reduce the liquidity of the public market for our shares should one develop.

Because directors and officers currently and for the foreseeable future will continue to control Propanc, it is not likely that you will be able to elect directors or have any say in the policies of Propanc.

Our stockholders are not entitled to cumulative voting rights. Consequently, the election of directors and all other matters requiring stockholder approval will be decided by majority vote. The directors and officers of Propanc beneficially own approximately 14.2% of our outstanding Common Stock. In addition, our Chief Executive Officer owns all of our Preferred Stock, which entitles him, as a holder of Series A Preferred Stock, to vote on all matters submitted or required to be submitted to a vote of the stockholders, except election and removal of directors, and each share entitles him to five hundred votes per share of Series A Preferred Stock, and as a holder of Series B Preferred Stock, to voting power equivalent of the number of votes equal to the total number of shares of Common Stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. Due to such significant ownership position held by our insiders, new investors may not be able to affect a change in our business or management, and therefore, stockholders would have no recourse as a result of decisions made by management.

In addition, sales of significant amounts of shares held by our officer and directors, or the prospect of these sales, could adversely affect the market price of our Common Stock. Management’s stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

In the future, we may issue preferred stock without the approval of our stockholders, which could make it more difficult for a third party to acquire us and could depress our stock price.

Our board of directors (“Board” or “Board of Directors”) may issue, without a vote of our stockholders, one or more series of preferred stock with such rights and preferences as it determines. This could permit our board of directors to issue preferred stock to investors who support us and our management and permit our management to retain control of our business. Additionally, issuance of preferred stock could block an acquisition which could result in both a drop in our stock price and a decline in interest of our common stock.

Since we intend to retain any earnings for development of our business for the foreseeable future, you will likely not receive any dividends for the foreseeable future, and capital appreciation, if any, will be the source of gain for our stockholders.

We have never declared or paid any cash dividends or distributions on our capital stock. We currently intend to retain our future earnings to support operations and to finance expansion and therefore we do not anticipate paying any cash dividends on our Common Stock in the foreseeable future. As a result, capital appreciation, if any, of our Common Stock will be the sole source of gain for our stockholders for the foreseeable future.

A significant number of our shares may be eligible for sale and their sale or potential sale may depress the market price of our Common Stock.

Sales of a significant number of shares of our Common Stock in the public market could harm the market price of our Common Stock. As additional shares of our Common Stock become available for resale in the public market pursuant to this offering, and otherwise, the supply of our Common Stock will increase, which could decrease its price. In addition, some or all of the shares of Common Stock may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect on the market for our shares of Common Stock.

Future sales and issuances of our capital stock or rights to purchase capital stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

We may issue additional securities in the future and such future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell Common Stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our stockholders may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our Common Stock.

Item 1B.   Unresolved Staff Comments.

None.

Item 2.   Properties.

Our principal executive office is located at 302, 6 Butler Street, Camberwell, VIC, 3124 Australia. The lease has a five year term commencing May 5, 2016, and we are obligated to pay $3,300 AUD (including tax) in rent per month.

Item 3.   Legal Proceedings.

From time to time, we may be involved in litigation in the ordinary course of business.

Except as disclosed below and elsewhere in this Form 10-K, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or any of our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

The Company negotiated a settlement with Typenex on May 20, 2016 pursuant to which the Company paid Typenex $612,000 as payment in full of a certain secured convertible promissory note dated June 4, 2015 held by Typenex. The settlement resolves all pending actions including a private arbitration with Typenex in the State of Utah and lawsuit in the Third Judicial District Court of Salt Lake County, Utah pursuant to which Typenex claimed funds were due under the convertible promissory note. The Company had filed a counter claim against Typenex in the arbitration that was also resolved by the settlement.

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our Common Stock is quoted under the ticker symbol “PPCH” on the OTCQB operated by OTC Markets Group, Inc. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a stockholder may be unable to resell his securities in Propanc.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Bid* ($)	Low Bid* ($)
Fiscal Year Ended June 30, 2016
Fourth quarter ended June 30, 2016	$0.0440	0.0180
Third quarter ended March 31, 2016	$0.0516	0.0100
Second quarter ended December 31, 2015	$0.0520	0.0250
First quarter ended September 30, 2015	$0.0939	0.0203
Fiscal Year Ended June 30, 2015
Fourth quarter ended June 30, 2015	$0.1340	0.0140
Third quarter ended March 31, 2015	$0.0420	0.0010
Second quarter ended December 31, 2014	$0.0189	0.0012
First quarter ended September 30, 2014	$0.1100	0.0150

* The quotations of the high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission.

On September 26, 2016, the last reported sales price per share of our Common Stock on the OTCQB was $0.0149.

Penny Stock

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a market price of less than $5.00, other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock, to deliver a standardized risk disclosure document prepared by the SEC, that: (a) contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading; (b) contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation of such duties or other requirements of the securities laws; (c) contains a brief, clear, narrative description of a dealer market, including bid and ask prices for penny stocks and the significance of the spread between the bid and ask price; (d) contains a toll-free telephone number for inquiries on disciplinary actions; (e) defines significant terms in the disclosure document or in the conduct of trading in penny stocks; and (f) contains such other information and is in such form, including language, type size and format, as the SEC shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, the customer with (a) bid and offer quotations for the penny stock; (b) the compensation of the broker-dealer and its salesperson in the transaction; (c) the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and (d) a monthly account statement showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement as to transactions involving penny stocks, and a signed and dated copy of a written suitability statement.

These disclosure requirements may have the effect of reducing the trading activity for our common stock. Therefore, stockholders may have difficulty selling our securities.

Holders

As of September 26, 2016, we had 83 record holders of our common stock holding 789,680,992 shares, one holder of our Series A Preferred Stock holding 500,000 shares and one holder of our Series B Preferred Stock holding one share.

Dividends

We have not paid any cash dividends to our stockholders. The declaration of any future cash dividends is at the discretion of our Board and depends upon our earnings, if any, our capital requirements and financial position, and general economic conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Recent Sales of Unregistered Securities

In addition to those sales of unregistered securities previously disclosed in reports filed with the SEC during the fiscal year ended June 30, 2016, we issued the following securities without registration under the Securities Act of 1933.

On October 14, 2015 and October 15, 2015, the Company received payment of six Note Receivables of $430,000, which offset the remaining six of the Back-End Notes that were issued on May 19, 2015. Proceeds from the Note Receivables of $22,265 were paid directly to legal fees resulting in net cash proceeds of $407,735 received by the Company. These Back-End Notes are related to the initial convertible notes that were issued on May 19, 2015 and have the same terms as the initial convertible notes. Each Back-End Note shall initially be paid for by an offsetting promissory note issued to the Company by the lender ("Note Receivable") provided that prior to the conversion of the Back-End Notes, the holders must have paid off the Notes Receivable in cash. Each Note Receivable is due on May 19, 2016, unless the Company does not meet the “current public information” requirement pursuant to Rule 144, in which case both the Back-End Notes and the Notes Receivable may both be cancelled. Each Note Receivable is initially secured by the pledge of the Back-End Notes, but may be exchanged for other collateral with an appraised value of at least the principal amount of the note less the OID, upon Company’s approval following a three (3) day written notice to the Company. The term of the Notes Receivable and the Back-End Notes are one year, upon which the outstanding principal and interest is payable. The amounts funded plus accrued interest under Back-End Notes are convertible into common stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Back-End Notes), at a conversion price equal to 55% of the lowest trading bid price in the ten (10) trading days prior to the conversion.

In each issuance, the Company claimed an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act. The Company made this determination based on representations of the acquirer that it was acquiring the securities for its own account with no intent to distribute the securities. No general solicitation or general advertising was used in connection with the issuances.

Shares issued for services

On July 2, 2015, the Company issued 500,000 shares of common stock related to an agreement with a consultant to provide services over a six month period.

On August 26, 2015, the Company issued 560,000 shares of common stock to a consultant as compensation for a six month period consulting service.

On September 8, 2015, the Company issued 600,000 shares of common stock to a member of the Company’s Scientific Advisory Board.

On October 8, 2015, the Company issued 8,000,000 shares of common stock related to an agreement with a consultant to provide services over a six month period.

On October 1, 2015, the Company issued 1,100,000 and 400,000 shares of common stock related to an agreement with a consultant to provide services over a one-year period.

On October 16, 2015, the Company issued 4,000,000 shares of common stock to a consultant.

On January 4, 2016, the Company issued 1,000,000 shares of common stock related to an agreement with a consultant to provide services over a nine month period.

On January 4, 2016 and on February 18, 2016, the Company issued 375,000 shares (750,000 total) of common stock related to an agreement with a consultant to provide services over a six month period. The Company agreed to issue the consultant 2,250,000 shares of common stock in the aggregate.

On January 4, 2016, the Company issued 1,600,000 shares of common stock related to an agreement with a law firm to provide legal services.

On February 17, 2016, the Company issued 2,000,000 shares of common stock related to an agreement with a consultant to provide services over a six month period.

On April 14, 2016 (the “Grant Date”), the Board of Directors of the Company, through unanimous written consent, granted 71,500,000 stock options at an exercise price of $0.03 per share (market value of the Company’s stock on the Grant Date), to each of its Chief Executive Officer and to a director, respectively. 23,833,333 of such stock options vested on April 14, 2016, 23,833,333 of such stock options vest on April 14, 2017 (first anniversary of the Grant Date) and 23,833,334 of such stock options vest on April 14, 2018 (second anniversary of the Grant Date). These stock options expire on April 14, 2021.

On June 16, 2016, the Company issued 6,250,000 shares of common stock related to an agreement with a consultant to provide services over a one year period.

On June 16, 2016, the Company agreed to issue a consultant 2,000,000 shares of common stock for a discretionary amount agreed to on June 2, 2015.

On June 16, 2016, the Company issued 500,000 shares of common stock to a consultant for consulting services related to an agreement with a consultant that was amended on November 12, 2015 for the issuance of common stock in lieu of a cash payment.

On November 1, 2015, the Company entered into an agreement with a consultant to provide services over a nine month period. The Company agreed to issue the consultant 2,120,000 shares of common stock.

On January 31, 2016, the Company entered into an agreement with a consultant to provide services over a five month period. The Company agreed to issue the consultant 9,000,000 shares of common stock.

In each issuance, the Company claimed an exemption from the registration requirements of the Securities Act for these securities pursuant to Section 4(2) of the Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act. The Company made this determination based on representations of the acquiror that it was acquiring the securities for its own account with no intent to distribute the securities. No general soliciatation or general advertising was used in connection with the issuances.

Item 6.   Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the information set forth under Part I, Item 1A, “Risks Factors,” and our consolidated financial statements and notes thereto appearing under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

U.S. Dollars are denoted herein by “USD”, "$" and "dollars".

Overview

Propanc PTY Ltd., was incorporated in Melbourne, Victoria Australia on October 15, 2007, and is based in Melbourne, Victoria Australia.

On November 23, 2010, Propanc Health Group Corporation (the “Company”, "we", "us", "our") was incorporated in the state of Delaware. In January 2011, Propanc Health Group Corporation acquired all of the outstanding shares of Propanc PTY Ltd. on a one-for-one basis making it a wholly-owned subsidiary.

We are a development healthcare company that is currently focused on developing new cancer treatments for patients suffering from pancreatic, ovarian and colorectal cancers. Together with our scientific and oncology consultants, we have developed a rational, composite formulation of anti-cancer compounds, which together exert a number of effects designed to control or prevent tumors from recurring and spreading through the body. Our leading products are variations upon our novel formulation and involve or employ pro-enzymes, which are inactive precursors of enzymes. As a result of positive early indications of the anti-cancer effects of our technology, we intend to submit our pro-enzyme treatment to the rigorous, formal non-clinical and clinical development and trial processes required to obtain the regulatory approval necessary to commercialize it and any product(s) derived and/or to be derived therefrom.

In the near term, we intend to target patients with limited remaining therapeutic options for the treatment of solid tumors such as colorectal, ovarian or pancreatic tumors. In the future, we intend to develop our lead product to treat early stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

We have generated very limited revenue, have no cancer treatment products available to market and have no products that have reached the clinical trial stage.  We require substantial additional financing to develop our products.

Recent Developments

Delafield Financing

On October 28, 2015, we entered into a securities purchase agreement (the “Purchase Agreement”), with Delafield Investments Limited (“Delafield”), the selling security holder, that provided for the investment of $4,000,000 (the “Investment Amount”) in exchange for a Convertible Debenture (the “Debenture”) in the principal amount of $4,400,000 and warrant (the “2015 Warrant”) to purchase an aggregate of 26,190,476 shares of Common Stock for an exercise price of $0.60 per share for a period of four years from such date. We and Delafield have since modified the terms of the transactions contemplated by the Purchase Agreement pursuant to an addendum dated March 11, 2016 (the “Addendum”), a letter agreement dated July 1, 2016 (the “July Letter Agreement”), and a letter agreement dated August 3, 2016 (the “August Letter Agreement”). The descriptions of the Debenture, the 2015 Warrant and the 2016 Warrants below reflect the terms of such agreements under the Purchase Agreement as modified by the Addendum, the July Letter Agreement and the August Letter Agreement.

In connection with the Purchase Agreement, we filed a registration statement on Form S-1 on November 23, 2015, deemed effective on December 10, 2015, pursuant to which we registered for resale an aggregate of 98,404,985 shares of Common Stock consisting of: (i) 72,214,509 shares underlying the Debenture; and (ii) 26,190,476 shares of Common Stock issuable upon exercise of the 2015 Warrant (the “November Registration Statement”).

Under the terms of the Debenture, we received a reduction in the principal amount of the financing of (i) $25,000 upon the Company’s filing of the November Registration Statement within the time period specified and (ii) $25,000 upon the effectiveness of the November Registration Statement within the time period specified. The current aggregate principal amount was adjusted to $4,350,000 upon the date of the November Registration Statement and $1,534,194 as of September 26, 2016 (the “Principal Amount”) was outstanding. Any references to the “principal amount” or the defined term “Principal Amount” used in this registration statement shall refer to the reduced Principal Amount as described herein.

Pursuant to the Addendum, on March 24, 2016, we filed a registration statement on Form S-1, deemed effective on April 18, 2016, to register for resale up to 171,000,000 additional shares of Common Stock underlying the Debenture.

Debenture

The Debenture has a 10% original issue discount. The Principal Amount of the Debenture accrues interest at the rate of 5% per annum, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. Pursuant to the July Letter Agreement, the Company and Delafield agreed to modify the July 1, 2016 “Interest Payment Date” and the October 1, 2016 “Interest Payment Date” as such terms are defined in the Debenture. Pursuant to the July Letter Agreement, the Company may delay the interest payment due on the July 1, 2016 Interest Payment Date by a minimum of 30 calendar days (the “Minimum Extension Date”) and up to 60 calendar days, provided that Delafield may demand payment any time after the Minimum Extension Date. The Company also may delay the interest payment due on the October 1, 2016 Interest Payment Date to the Maturity Date unless Delafield demands earlier payment.

Pursuant to the August Letter Agreement, the maturity date of the Debenture was extended until February 28, 2017 (the “Maturity Date”) and will not accrue interest from October 28, 2016 through the Maturity Date (provided that all accrued but unpaid interest prior to October 28, 2016 (the original maturity date) shall be due and payable pursuant to the terms of the Debenture).

The Debenture is convertible at any time, in whole or in part, at Delafield’s option into shares of Common Stock at a conversion price equal to $0.03 per share; provided that in the event that the volume weighted average price per share on any trading day is less than such conversion price, the conversion price will be adjusted to a price per share that is equal to a 22.5% discount to the lowest trading price of the Common Stock in the 10 trading days prior to the date of conversion. At no time will Delafield be entitled to convert any portion of the Debenture to the extent that after such conversion, Delafield (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date.

2015 Warrant

Pursuant to the July Letter Agreement, Delafield agreed to exercise the 2015 Warrant with respect to all 26,190,476 shares of Common Stock underlying the 2015 Warrant. In consideration for such exercise, the Company agreed to adjust the exercise price from $0.60 per share to $0.012 per share, for an aggregate exercise price of $314,286.

2016 Warrants

Pursuant to the August Letter Agreement and in consideration for extending the Maturity Date of the Debenture, we issued to Delafield warrants to purchase up to 240,000,000 shares of Common Stock (the “2016 Warrants”). The 2016 Warrants entitle the holder thereof to purchase (i) up to 200,000,000 shares of Common Stock at exercise prices ranging from $0.012 to $0.020 per share (the “Five Month Warrant”), and (ii) up to 40,000,000 shares of Common Stock at an exercise price of $0.10 per share (the “Two Year Warrant”). We also agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”), to register for resale the 240,000,000 shares of Common Stock underlying the 2016 Warrants.

 The 2016 Warrants are immediately exercisable. On August 18, 2016, Delafield notified us of its exercise of 12,500,000 shares of Common Stock under the first tranche of the Five Month Warrant at a purchase price of $0.012 per share or $150,000 in the aggregate.

Pursuant to the Five Month Warrant, if the Volume Weighted Average Price (as defined in the Five Month Warrant) of the Common Stock for five consecutive days equals or exceeds the exercise price of any tranche of the Five Month Warrant (each, as applicable, a “Callable Tranche”), and provided that the Company is in compliance with the Call Conditions as defined in the August Letter Agreement, the Company has the right to call on Delafield to exercise any warrants under a Callable Tranche up to an aggregate exercise price of $350,000. The Five Month Warrant generally limits the Company to one such call within a twenty trading day period. However, if the Volume Weighted Average Price of the Common Stock for five consecutive trading days is at least 200% of the exercise price of any warrants under a Callable Tranche, the Company may make an additional call for the exercise of additional warrants under such Callable Tranche up to an aggregate exercise price of $600,000 prior to the passage of the twenty trading day period. If Delafield does not exercise the 2016 Warrants under a Callable Tranche when called by the Company under the terms of the August Letter Agreement, we may, at our option, cancel any or all outstanding warrants under the Five Month Warrant.

The exercise price and number of shares of the Common Stock issuable under the 2016 Warrants are subject to adjustments for stock dividends, splits, combinations and pro rata distributions. Any adjustment to the exercise price shall similarly cause the number of shares underlying the 2016 Warrants to be adjusted so that the total value of the 2016 Warrants may increase.

Delafield is subject to a beneficial ownership limitation under the 2016 Warrants such that the Company and Delafield will not affect any exercise of the 2016 Warrants that would cause Delafield (together with its affiliates) to beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise of the warrant. Delafield, upon notice to the Company, may increase or decrease the beneficial ownership limitation, provided that the beneficial ownership limitation may not exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise of the warrant.

The Five Month Warrant requires us file a registration statement covering the resale of the shares underlying the warrant within 15 days after August 3, 2016, and to use our commercially reasonable efforts to have the registration statement declared effective by the SEC promptly thereafter and to remain effective for a period of at least twelve months from the date of effectiveness. In the event that a registration statement registering the resale of the shares underlying the Five Month Warrant is not effective on or before October 15, 2016, or is not maintained effective thereafter, the termination date of the Five Month Warrant will be extended until such date that the shares have been registered for at least a period of 90 days, but in no event later than April 30, 2017.

The Two Year Warrant requires us to file a registration statement covering the resale of the shares underlying the warrant within 15 days after August 3, 2016, and to use our commercially reasonable efforts to have the registration statement declared effective by the SEC promptly thereafter and to remain effective for a period of at least three years from the date of effectiveness.

On August 19, 2016, we filed a registration statement on Form S-1 with the SEC to register for resale up to 240,000,000 additional shares of Common Stock underlying the Five Month Warrant and the Two Year Warrant.

Additional Issuance Debenture

As of September 13, 2016, we entered into an Additional Issuance Agreement (the “Additional Issuance Agreement”) with Delafield pursuant to the Purchase Agreement.  Pursuant to the Additional Issuance Agreement, Delafield agreed to loan an additional $150,000 in exchange for a 5% Original Issue Discount Senior Secured Convertible Debenture of the Company in the principal amount of $165,000 (the “Additional Issuance Debenture”). The rights and obligations of Delafield and us with respect to the Additional Issuance Debenture and the shares of Common Stock issuable under the Additional Issuance Debenture (the “New Underlying Shares”) are identical in all respects to the rights and obligations of Delafield and of the Company with respect to the Debenture and the shares of Common Stock issued and issuable thereunder, except that Delafield will not receive any registration rights with respect to the New Underlying Shares and except as otherwise noted in the governing documents.

The Additional Issuance Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties. We also agreed to pay all reasonable out-of-pocket costs or expenses (including, without limitation, reasonable legal fees and disbursements) incurred or sustained by Delafield, in connection with the transaction.

The Additional Issuance Debenture has a 10% original issue discount and matures on September 13, 2017. The principal amount of the Additional Issuance Debenture accrues interest at the rate of 5% per annum, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Additional Issuance Debenture is convertible at any time, in whole or in part, at Delafield’s option into shares of Common Stock at a conversion price equal to $0.03 (subject to adjustment) (the “Conversion Price”). If the volume weighted average price of the Common Stock on any trading day is less than the then-current Conversion Price, Delafield may convert at a price per share equal to a twenty two and one half percent (22.5%) discount to the lowest trading price of the Common Stock in the ten trading days prior to the date of conversion.

Delafield is subject to the same ownership limitation in connection with the Additional Issuance Debenture as for the 2016 Warrants as described above. The Additional Issuance Debenture includes customary event of default provisions and provides for a default interest rate of 18%. Upon the occurrence of an event of default, Delafield may convert the Additional Issuance Debenture into shares of Common Stock at a price per share equal to a thirty percent (30%) discount to the average volume weighted average price of the shares for the three trading days prior to conversion.

Subject to the conditions set forth in the Additional Issuance Debenture, we have the right at any time after the earlier of (i) the six month anniversary of the original issuance of the Additional Issuance Debenture or (ii) the date on which the New Underlying Shares are registered pursuant to an effective registration statement, to redeem some or all of the total outstanding amount then remaining under the Additional Issuance Debenture in cash at a price equal to 125% of the total amount of the Additional Issuance Debenture outstanding on the twentieth (20th) trading date following the date the Company delivers notice of such redemption to Delafield.

At the sole election of Delafield, in lieu of receiving a cash payment for any principal amounts due on the Additional Issuance Debenture, Delafield may use all or any portion of any principal amounts owed to it to exercise outstanding warrants of the Company held by Delafield.

The issuance of the Additional Issuance Debenture to the Purchaser under the Additional Issuance Agreement was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act. The Company made this determination based on the representations of Delafield that it was acquiring the Additional Issuance Debenture for its own account with no intent to distribute the Additional Issuance Debenture. No general solicitation or general advertising was used in connection with the sale of the Additional Issuance Debenture and the Company had a pre-existing relationship with Delafield.

Our obligations under the Additional Issuance Debenture are secured by an unconditional and continuing, first priority security interest in all of the assets and property of the Company until ten days following such time as the equity conditions set forth in the Additional Issuance Debenture are met, pursuant to the terms of the existing Security Agreement.

Agreement with Q-Biologicals NV

We entered into a Manufacturing Services Agreement (the “MSA”) and Quality Assurance Agreement (the “QAA”), each with an effective date of August 12, 2016, with Q-Biologicals NV (“Q-Biologicals”), a contract manufacturing organization located in Belgium. Pursuant to the MSA, Q-Biologicals will produce certain drug substances and product containing certain enzymes at its facility in Belgium. The Company will use these substances and products for development purposes, including but not limited to clinical trials. The MSA contemplates payment to Q-Biologicals pursuant to a pre-determined fee schedule based on the completion of certain milestones that depend on the Company’s manufacturing requirements and final batch yield. The Company anticipates that its payments to Q-Biologicals under the MSA will range between $2.5 million and $5.0 million over five years, with the majority of the expenditures occurring during the first two years of the MSA when the finished drug product is manufactured and released for clinical trials, including a pre-payment to Q-Biologicals of approximately $144,000.

The MSA shall continue for a term of three years unless extended by mutual agreement in writing. We can terminate the MSA early for any reason upon the required notice period, however, in such event, the pre-payment paid upon signing the MSA is considered non-refundable. The QAA sets forth the parties respective obligations and responsibilities relating to the manufacturing and testing of the products under the MSA.

The agreements with Q-Biologicals contain certain customary representations, warranties and limitations of liabilities, and confidentiality and indemnity obligations.

Typenex Settlement

We negotiated a settlement with Typenex Co-Investment, LLC, a Utah limited liability company (“Typenex”), on May 20, 2016 pursuant to which we paid Typenex $612,000 as payment in full of a certain secured convertible promissory note dated June 4, 2015 held by Typenex. The settlement resolves all pending actions including a private arbitration with Typenex in the State of Utah and lawsuit in the Third Judicial District Court of Salt Lake County, Utah pursuant to which Typenex claimed funds were due under the convertible promissory note. We had filed a counter claim against Typenex in the arbitration that is also resolved by the settlement.

Critical Accounting Estimates

Below the Company will provide a discussion of its more subjective accounting estimation processes for purposes of explaining (i) the methodology used in calculating the estimates, (ii) the inherent uncertainties pertaining to such estimates and (iii) the possible effects of a significant variance in actual experience, from that of the estimate, on the Company’s financial condition. Estimates involve numerous assumptions that, if incorrect, could create a material adverse impact on the Company’s results of operations and financial condition.

Foreign Currency Translation and Comprehensive Income (Loss): The Company’s functional currency is the AUD. For financial reporting purposes, the AUD has been translated into the USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive loss as other income (expense).

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

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non-Employees.”

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

Research and Development Tax Credits: The Company may apply for Research and Development tax concessions with the Australian Taxation Office on an annual basis. Although the amount is possible to estimate at year end, the Australian Taxation Office may reject or materially alter the claim amount. Accordingly, the Company does not recognize the benefit of the claim amount until cash receipt since collectability is not certain until such time. The tax concession is a refundable credit. If the Company has net income then the Company can receive the credit which reduces its income tax liability. If the Company has net losses, then the Company may still receive a cash payment for the credit, however, the Company's net operating loss carry forwards are reduced by the gross equivalent loss that would produce the credit amount when the income tax rate is applied to that gross amount. The concession is recognized as an income tax benefit, in operations, upon receipt.

Recent Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after June 30, 2016 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends several aspects of the accounting for share-based payment transaction, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These changes become effective for the Company’s fiscal year beginning July 1, 2017. The Company has not determined the effects of this update on the Company’s consolidated financial statements at this time.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. The changes become effective for the Company’s fiscal year beginning July 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief. The Company has not determined the effects of this update on the Company’s consolidated financial statements at this time.

On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. As of June 30, 2016, this ASU has not had a material impact on the consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. As of June 30, 2016, this ASU has not had a material impact on the consolidated balances current presentation.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that an entity classify deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separated into current and noncurrent amounts on the basis of the classification of the related asset or liability. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The adoption of ASU No. 2015-17 is not expected to have a material impact on the Company's consolidated financial statements or related disclosures.

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

For the Fiscal Year Ended June 30, 2016 compared to the Fiscal Year Ended June 30, 2015

Revenue

For the fiscal years 2016 and 2015 we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense increased to $5,426,056 for the year ended June 30, 2016 as compared with $1,567,549 for the year ended June 30, 2015. This increase is primarily attributable to an increase in stock based expenses of approximately $2,870,000 and associated with the issuance of stock option awards to our chief executive officer and to a director, an increase in legal fees of approximately $330,000, an increase in investor relations of $160,000 an increase in capital raising expenses of $120,000 and in increase in marketing and design of $100,000 during the year ended June 30, 2016 as compared to the year ended June 30, 2015.

 Occupancy Expense

Occupancy expense increased by approximately $21,000 to $24,550 for the year ended June 30, 2016. The increase is primarily attributable to only recording two months of rent expense in the prior year. On May 1, 2015, we entered into a month to month lease agreement with a new landlord with a monthly rental fee of approximately $2,200 AUD. In May 2016, we entered into a new, five year lease with a monthly rental fee of approximately $3,300 AUD (including tax).

Research and Development Expenses

Research and development was $1,446,948 for the year ended June 30, 2016 as compared with $134,319 for the year ended June 30, 2015. The increase in research and development expenditures is primarily attributable to completing animal efficacy models on PRP and to initiating the manufacturing, production of drug substance and product for preclinical and clinical trials, as well as undertaking formal toxicology studies and non-clinical development activities like bioanalytical assay method development to measure the movement and distribution of PRP in the body. In addition, we also increased the use of development and regulatory consultants to coordinate these activities, as well as preparing submissions and conducting scientific advice meetings with the regulatory authorities in the UK. Initiation and completion of these activities help support the clinical trial application needed to commence Phase I patient trials in the UK.

Interest Expense/Income

Interest expense increased to $4,485,596 for the year ended June 30, 2016 as compared with $1,323,902 for the year ended June 30, 2015.  Interest expense is primarily comprised of $3,535,000 debt discount amortization, and $658,000 accretion of debt premium. This increase is primarily attributable to increased debt discounts of convertible notes issued by the Company during the year ended June 30, 2016.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities increased to $2,743,676 for the year ended June 30, 2016 as compared with $(541,981) for the year ended June 30, 2015. This increase is primarily attributable to an increase in the issuance of convertible notes with repricing options and variable conversion pricing.

Loss / Gain on Debt Settlements, Net

Loss on debt settlements was $670,893 for the year ended June 30, 2016 as compared with a gain of $375,547 for the year ended June 30, 2015. The increase in loss on debt settlements is primarily attributable to a loss of $612,000 in connection with the Typenex settlement and a loss of approximately $59,000 in connection with the settlement with JMJ Financial Inc., a Florida corporation (“JMJ”).

Foreign Currency Transaction Loss

Foreign currency transaction loss decreased to $174,550 for the year ended June 30, 2016 as compared with $244,332 for the year ended June 30, 2015. The decrease in foreign currency transaction loss is primarily attributable to the fluctuation in the U.S. Dollar versus the Australian dollar in this fiscal year compared to a stronger U.S. dollar in the prior year.

Income Tax Benefit

During the years ended June 30, 2016 and 2015, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $72,538 and $77,470, respectively.

Net loss

Net loss increased to $9,410,352 for the year ended June 30, 2016 as compared with $3,412,754 for the year ended June 30, 2015.  The increase is primarily attributable to an increase in operating expenses of approximately $2,159,000, an increase in research and development expenses of approximately $1,313,000, an increase in interest expense of approximately $3,162,000, an increase in the loss on debt settlements of $1,046,000, offset by an increase in the gain related to a change in fair value of derivative liability of approximately $3,285,000.

Liquidity and Capital Resources

	For the Fiscal Year Ended June 30,
	2016	2015
Net cash used in operating activities	$(4,499,314)	$(1,426,479)
Net cash used in investing activities	$(12,064)	$(5,585)
Net cash provided by financing activities	$4,535,333	$1,282,045

Net cash used in operations was $4,499,314 for the fiscal year ended June 30, 2016 compared to $1,426,479 for the fiscal year ended June 30, 2015. This increase was primarily attributable to an increase in the net loss of approximately $6,000,000, a decrease in loss on change in derivative liability of approximately $3,300,000 and a decrease in accounts payable and accrued expenses of approximately $160,000 offset by an increase in stock option expense of $1,700,000, an increase in common stock issued for services of approximately $1,200,000, and an increase in accretion of put premiums and amortization of debt discount of approximately $3,300,000.

Net cash used in investing activities was $12,064 for the fiscal year ended June 30, 2016 compared to $5,585 for the fiscal year ended June 30, 2015. This increase was primarily attributable to the purchase of equipment and payment of a security deposit during the fiscal year ended June 30, 2016.

Cash flows provided by financing activities for the fiscal year ended June 30, 2016 were $4,535,333 compared to $1,282,045 for the fiscal year ended June 30, 2015. During the year ended June 30, 2016, we had proceeds from convertible promissory notes of $4,982,500, offset by repayments of convertible promissory notes of approximately $401,500 and loan repayments to third parties and principal stockholder of approximately $45,700.

We have substantial capital resource requirements and have incurred significant losses since inception. As of June 30, 2016, we had $121,070 in cash. Based upon our current business plans, we will need considerable cash investments to be successful.  Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next twelve (12) months. If we are unable to raise sufficient capital, this may affect our operations and ability to complete ongoing activities in connection with our research and development programs.

Going Concern Qualification

We did not generate any revenue for the fiscal years ended June 30, 2016 and 2015 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our Independent Registered Public Accounting Firm has included a "Going Concern Qualification" in their report for the years ended June 30, 2016 and 2015.  In addition, we have negative working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The "Going Concern Qualification" might make it substantially more difficult to raise capital.

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

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Propanc Health Group Corporation

We have audited the accompanying consolidated balance sheets of Propanc Health Group Corporation and Subsidiary at June 30, 2016 and 2015 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit and cash flows for each of the two years in the period ended June 30, 2016. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Propanc Health Group Corporation and Subsidiary at June 30, 2016 and 2015 and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had no revenues and had a net loss of $9,410,352 and net cash used in operations of $4,499,314.  Additionally, as of June 30, 2016, the company had a working capital deficit, stockholders' deficit and accumulated deficit of $2,581,668, $2,565,293, and $30,376,023, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

Boca Raton, Florida

September 28, 2016

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2016	June 30, 2015

ASSETS

CURRENT ASSETS:
Cash	$121,070	$107,627
GST tax receivable	29,355	11,647
Prepaid expenses and other current assets	210,122	502,616
Prepaid rent - related party	2,220	-

TOTAL CURRENT ASSETS	362,767	621,890

Security deposit	1,628	1,684
Security deposit - related party	2,220	-
Property and equipment, net	12,527	3,494

TOTAL ASSETS	$379,142	$627,068

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$370,093	$236,466
Accrued expenses and other payables	137,487	386,311
Convertible notes and related accrued interest, net of discount and premiums	1,202,523	1,794,375
Loans payable	2,220	27,558
Embedded conversion option liabilities	994,343	780,281
Warrant derivative liability	55,839	269,648
Due to directors - related parties	33,943	35,108
Loans from directors and officer - related parties	54,767	79,416
Employee benefit liability	93,220	71,421

TOTAL CURRENT LIABILITIES	2,944,435	3,680,584

Commitments and Contingencies (See Note 9)

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.01 par value; 10,000,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of June 30, 2016 and June 30, 2015, respectively	5,000	5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 and 1 share issued and outstanding as of June 30, 2016 and June 30, 2015, respectively	-	-
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 728,616,312 and 347,442,013 shares issued and outstanding as of June 30, 2016 and June 30, 2015, respectively	728,617	347,442
Additional paid-in capital	26,945,849	17,458,745
Accumulated other comprehensive income	131,264	100,968
Accumulated deficit	(30,376,023)	(20,965,671)

TOTAL STOCKHOLDERS' DEFICIT	(2,565,293)	(3,053,516)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$379,142	$627,068

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the Years Ended June 30,
	2016	2015

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	5,426,056	1,567,549
Occupancy expenses	24,550	3,719
Research and development	1,446,948	134,319
TOTAL OPERATING EXPENSES	6,897,554	1,705,587

LOSS FROM OPERATIONS	(6,897,554)	(1,705,587)

OTHER INCOME (EXPENSE)
Interest expense	(4,485,596)	(1,323,902)
Interest income	2,027	33
Other expense	-	(50,002)
Change in fair value of derivative liabilities	2,743,676	(541,981)
Gain (loss) on debt settlements, net	(670,893)	375,547
Foreign currency transaction loss	(174,550)	(244,332)
TOTAL OTHER INCOME (EXPENSE)	(2,585,336)	(1,784,637)

LOSS BEFORE INCOME TAXES	(9,482,890)	(3,490,224)

INCOME TAX BENEFIT	72,538	77,470

NET LOSS	(9,410,352)	(3,412,754)

OTHER COMPREHENSIVE INCOME
Foreign currency translation gain	30,296	403,831

TOTAL OTHER COMPREHENSIVE INCOME	30,296	403,831

TOTAL COMPREHENSIVE LOSS	$(9,380,056)	$(3,008,923)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	487,050,997	177,633,496

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2016 AND 2015

									Accumulated
	Preferred Stock								Other	Total
	Series A		Series B		Common Stock		Additional		Comprehensive	Stockholders'
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Income (Loss)	Deficit

Balance at June 30, 2014	-	$-	-	$-	72,684,767	$72,685	$16,374,781	$(17,552,917)	$(302,863)	$(1,408,314)

Issuance of common stock for cash	-	-	-	-	13,400,000	13,400	15,600	-	-	29,000

Issuance of common stock for conversion of convertible debt	-	-	-	-	181,185,110	181,185	259,975	-	-	441,160

Issuance of stock for services	500,000	5,000	1	-	19,258,316	19,258	717,018	-	-	741,276

Issuance of common stock as part of settlement agreement	-	-	-	-	60,913,820	60,914	91,371	-	-	152,285

Foreign currency translation gain	-	-	-	-	-	-	-	-	403,831	403,831

Net loss, 2015	-	-	-	-	-	-	-	(3,412,754)	-	(3,412,754)

Balance at June 30, 2015	500,000	$5,000	1	$-	347,442,013	$347,442	$17,458,745	$(20,965,671)	$100,968	$(3,053,516)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	348,664,299	348,665	4,550,579	-	-	4,899,244

Reclassification of premium upon debt conversion	-	-	-	-	-	-	1,253,318	-	-	1,253,318

Issuance of stock for services	-	-	-	-	32,510,000	32,510	1,201,249	-	-	1,233,759

Stock option expense	-	-	-	-	-	-	1,722,288			1,722,288

Issuance of warrants for services	-	-	-	-	-	-	47,560	-	-	47,560

Realtive fair value of warrants issued with debt	-	-	-	-	-	-	712,110	-	-	712,110

Foreign currency translation gain	-	-	-	-	-	-	-	-	30,296	30,296

Net loss, 2016	-	-	-	-	-	-	-	(9,410,352)	-	(9,410,352)

Balance at June 30, 2016	500,000	$5,000	1	$-	728,616,312	$728,617	$26,945,849	$(30,376,023)	$131,264	$(2,565,293)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended June 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,410,352)	$(3,412,754)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	1,504,914	276,792
Issuance of preferred stock for services	-	1,067
Fair value of warrants issued for services	47,560	51,488
Loss (gain) on settlement	-	(375,547)
Gain on note forgiveness	(50,000)	-
Settlement fees paid in the form of debt	-	150,000
Foreign currency transaction loss	-	31,548
Depreciation expense	877	81
Amortization of debt discount	3,534,817	295,795
Change in fair value of derivative liabilities	(2,743,676)	541,981
Stock option expense	1,722,288	-
Accretion of put premium	658,420	1,044,196
Changes in Assets and Liabilities:
GST receivable	(17,804)	(10,879)
Prepaid expenses and other assets	18,142	(74,303)
Accounts payable	139,201	(47,977)
Employee benefit liability	23,780	20,362
Accrued expenses	(228,040)	115,941
Accrued interest	300,559	(34,270)
NET CASH USED IN OPERATING ACTIVITIES	(4,499,314)	(1,426,479)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for security deposit	-	(1,684)
Payment for security deposit - related party	(2,185)	-
Purchase of equipment	(9,879)	(3,901)
NET CASH USED IN INVESTING ACTIVITIES	(12,064)	(5,585)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayments to principal stockholder	(13,582)	(28,455)
Loans repayments to director	(8,078)	-
Loan repayments	(24,031)	-
Proceeds from convertible promissory notes	4,982,500	1,438,500
Repayments of convertible promissory notes	(401,476)	(157,000)
Proceeds from issuance of common stock for cash	-	29,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,535,333	1,282,045

Effect of exchange rate changes on cash	(10,512)	169,847

NET INCREASE (DECREASE) IN CASH	13,443	19,828

CASH AT BEGINNING OF YEAR	107,627	87,799
CASH AT END OF YEAR	$121,070	$107,627

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$10,757	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Common stock issued for settlement of debt	$-	$152,285
Prepaid common stock issued for services	$767,562	$269,682
Reduction of put premium related to conversions of convertible note	$1,253,318	$71,370
Conversion of convertible notes and accrued interest to common stock	$4,899,244	$374,771
Discounts related to warrants issued with convertible debenture	$712,110	$-
Discounts related to lender costs	$-	$48,500
Discounts related to derivative liability	$2,462,355	$305,000
Conversion of loan payable to common stock	$-	$66,389

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2016 and JUNE 30, 2015

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

On November 23, 2010, Propanc Health Group Corporation (the “Company", "we", "us", "our") was incorporated in the state of Delaware. In January 2011, to reorganize the Company, Propanc Health Group Corporation acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary.

Principals of Consolidation

The consolidated financial statements include the accounts of Propanc Health Group Corporation and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation and Comprehensive Income (Loss)

The Company’s functional currency is the Australian dollar (AUD). For financial reporting purposes, the Australian dollar has been translated into United States dollars ($) and/or (USD) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive loss as other income (expense). There have been no significant fluctuations in the exchange rate for the conversion of Australian dollars to USD after the balance sheet date.

Other Comprehensive Income (Loss) for all periods presented, includes only foreign currency translation gains (losses).

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

As of June 30, 2016 and 2015, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the financial statements were as follows:

	June 30, 2016	June 30, 2015
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.7401	0.7655

Average exchange rate for the period
USD : AUD exchange rate	0.7282	0.8369

Changes in Accumulated Other Comprehensive Income (Loss) by component during the years ended June 30, 2015 and 2016 were as follows:

Foreign Currency Items:
Beginning balance, June 30, 2014	$(302,863)
Foreign currency translation gain	403,831
Balance, June 30, 2015	100,968
Foreign currency translation gain	30,296
Ending balance, June 30, 2016	$131,264

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets.  There were no cash equivalents as of June 30, 2016 or 2015.

Receivables

As amounts become uncollectible, they will be charged to an allowance and operations in the period when a determination of uncollectability is made. Any estimates of potentially uncollectible customer accounts receivable will be made based on an analysis of individual customer and historical write-off experience. The Company’s analysis includes the age of the receivable account, creditworthiness of the customer and general economic conditions.

Property and Equipment

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

The estimated useful lives are as follows:

Machinery and equipment	- 5 years
Furniture	- 7 years

Patents

Patent costs are stated at cost and reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency, however, the Company will expense any costs as long as the Company is in the startup stage. Accordingly, as the Company's product was and is not currently approved for market, thus any patent costs incurred from 2013 through 2016 were expensed immediately. Currently, the Company has five international patents pending which were jointly applied for by the Company and another entity.

For its lead patent, the Company received grant status, or has been accepted in South Africa, Australia, Japan and New Zealand.  In addition, the United States Patent and Trademark office (the “USPTO”) and the European Patent Office (the “EPO”) have made preliminary indications that key features of the Company’s technology are patentable. The Company is presently working towards securing a patent in each region, covering as many aspects of its technology as possible, while also actively seeking protection throughout Eastern Europe, Asia and South America.

Individual countries and regions where the Company is actively seeking protection for its lead patent include United States, Canada, Japan, Brazil, China, Mexico, Hong Kong, Singapore, Israel, Chile, Peru, Malaysia, Vietnam, Indonesia, Europe, Russia, India, and South Korea. The patent has been granted, or accepted in South Africa, Australia, and New Zealand.

Of the four patents, the Company has either filed an application, or is presently under examination in the country of origin. Two patent applications have been filed in the United States, one in Spain and another in Australia.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

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

As of June 30, 2016 and June 30, 2015 the Company was owed $29,355 and $11,647 from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, research and development costs are expensed when incurred.  Total research and development costs for the years ended June 30, 2016 and 2015 were $1,446,948 and $134,319 respectively.

The Company may apply for research and development tax concessions with the Australian Taxation Office on an annual basis.  Although the amount is possible to estimate at year end, the Australian Taxation Office may reject or materially alter the claim amount. Accordingly, the Company does not recognize the benefit of the claim amount until cash receipt since collectability is not certain until such time.  The tax concession is a refundable credit.  If the Company has net income then the Company can receive the credit which reduces its income tax liability.  If the Company has net losses, then the Company may still receive a cash payment for the credit, however, the Company's net operating loss carryforwards are reduced by the gross equivalent loss that would produce the credit amount when the income tax rate is applied to that gross amount.  The concession is recognized as an income tax benefit, in operations, upon receipt.

During the years ended June 30, 2016 and 2015, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $72,538 and $77,470 respectively, which is reflected as an income tax benefit in the accompanying consolidated statements of operations and comprehensive income (loss).

Stock Based Compensation

The Company records stock based compensation in accordance with ASC section 718, “Stock Compensation” and Staff Accounting Bulletin (SAB) No. 107 (SAB 107) issued by the SEC in March 2005 regarding its interpretation of ASC 718.  ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The Company values employee and non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non-Employees.”

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. For the years ended June 30 2016 and 2015, there were 37,569,634 and 7,379,158 warrants outstanding, 143,000,000 and no stock options, and six and fourteen convertible notes payable that are convertible into 449,876,877 and 335,716,597 common shares, respectively, which are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

Financial Accounting Standards Board, Accounting Standard Updates which are not effective until after June 30, 2016 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations. The Company implemented the following at June 30, 2016:

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends several aspects of the accounting for share-based payment transaction, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These changes become effective for the Company’s fiscal year beginning July 1, 2017. The Company has not determined the effects of this update on the Company’s consolidated financial statements at this time.

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. The changes become effective for the Company’s fiscal year beginning July 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief. The Company has not determined the effects of this update on the Company’s consolidated financial statements at this time.

On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. As of June 30, 2016, this ASU has not had a material impact on the consolidated financial statements.

In April 2015, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Simplifying the Presentation of Debt Issuance Costs," which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. As of June 30, 2016, this ASU has not had a material impact on the consolidated balances current presentation.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires that an entity classify deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separated into current and noncurrent amounts on the basis of the classification of the related asset or liability. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The adoption of ASU No. 2015-17 is not expected to have a material impact on the Company's consolidated financial statements or related disclosures.

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplates continuation of the Company as a going concern.  For the year ended June 30, 2016, the Company had no revenues and had a net loss of $9,410,352 and net cash used in operations of $4,499,314. Additionally, as of June 30, 2016, the Company had a working capital deficit, stockholders' deficit and accumulated deficit of $2,581,668, $2,565,293, and $30,376,023, respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, acceptance of the Company's International patent applications and achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investments or achieve an adequate sales level.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30,

	2016	2015

Office equipment at cost	$25,251	$15,732
Less: Accumulated depreciation	(12,724)	(12,238)

Total property, plant, and equipment	$12,527	$3,494

Depreciation expense for the years ended June 30, 2016 and 2015 were $877 and $81, respectively.

NOTE 4 – DUE TO DIRECTORS - RELATED PARTIES

Due to directors - related parties represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand.  The Company is currently not being charged interest under these advances. The total amount owed the former director at June 30, 2016 and June 30, 2015 is $33,943 and $35,108 respectively. As part of the settlement and stipulation agreement noted in Note 9, the Company reduced the then outstanding liability by approximately $44,000. On January 30, 2015, as part of the Settlement and Lock-up Agreement, the above agreement was terminated and the Company increased this liability by approximately $44,000. On February 4, 2015, the Company entered into a Debt Settlement Agreement with a current director whereby the Company issued shares of common stock as settlement of approximately $17,000 of the balance due to this director (See Note 5).

NOTE 5 – LOANS AND NOTES PAYABLE

Loans from Directors and Officer - Related Parties

Loans from Directors and an Officer at June 30, 2016 and June 30, 2015 were $54,767 and $79,416, respectively.  The loans bear no interest and are all past their due date and in default. As part of the settlement and stipulation agreement noted in Note 9, the Company reduced this liability by approximately $127,000. On January 30, 2015, as part of the Settlement and Lock-up Agreement, the above agreement was terminated and the Company increased this liability by approximately $109,000. On February 4, 2015, the Company entered into a Debt Settlement Agreement with each of our current directors whereby the Company issued 33,259,350 and 17,654,470 shares of common stock as settlement of approximately $24,000 of the balance due to one director and $17,000 of debt to the other director as discussed in Note 4. The Company valued the common stock at a price of $0.0025 per share based on the last private placement purchase price per share for a total value of $127,284 which resulted in the Company recording a loss of $86,455 as a result of these settlements. During the year ended June 30, 2015, the Company made loan repayments of approximately $28,500. The Company repaid cash of $21,660 ($29,744 AUD) on these loans during the year ended June 30, 2016.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

Other Loans from Unrelated Parties

Loans from other unrelated parties at June 30, 2016 consisted of one loan the bears no interest and had a balance of $2,220. As of June 30, 2015 the loan balance from other unrelated parties was $27,558 and consisted of three loans, two of which had an interest rate of 10% and one that bore no interest. During the year ended June 30, 2016, the Company repaid cash of $24,031 for these loans ($33,000 AUD) and a foreign currency transaction gain of $392.

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

NOTE 6 – CONVERTIBLE NOTES

Convertible notes at June 30, 2016 and 2015 were as follows:

	June 30, 2016	June 30, 2015
Convertible notes and debenture	$1,721,694	$1,455,000
Unamortized discounts	(768,931)	(415,467)
Accrued interest	116,805	26,989
Premium, net	132,955	727,853
Convertible notes, net	$1,202,523	$1,794,375

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

On September 30, 2013 the Company’s subsidiary issued a Debenture for $139,680 (AUD $150,000) plus warrants for 3,000,000 common shares of the Company. The Company agreed to pay 12% interest on the principal amount and the maturity date is December 31, 2015.  This debenture rolls into it $27,963 of loans outstanding at June 30, 2013, an August 2013 note of $63,196 along with September advances of $46,446 and accrued interest.  The debenture is convertible only at the Company’s option into common stock at $0.075 AUD per share and is convertible at that same rate by the lender only upon default by the Company, as defined in the debenture.  The warrants were determined to be derivative instruments due to the variable exercise price of the warrants which is initially $0.0698 and subject to adjustment if the Company issues shares at a price below the initial exercise price.  Accordingly, the fair value of the warrants was determined using a Black-Scholes option pricing model with a stock price of $0.20, exercise price of $0.075 AUD, volatility of 53% based on the comparative company’s method since the Company’s stock is very thinly traded, an expected term of 27 months based on the debenture term and a risk free rate of 0.4%.  The approximate initial $400,000 value of the warrants was recorded as a derivative liability in the accompanying consolidated balance sheet, along with a debt discount of approximately $140,000 and change in warrant derivative liability of approximately $260,000 as an expense for the three months ended September 30, 2013. (See Note 12 for current period re-measurement) On July 2, 2014, this $139,680 convertible debenture and accrued interest of $15,118 was converted, using the contractual conversion rate of $0.0709 or $0.075 AUD, into 2,183,333 shares of the Company’s common stock (See Note 8).

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

On May 29, 2014, the Company issued a convertible note payable for $75,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is May 29, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $61,364 put premium over 180 days from the execution of the convertible note. During the year ended June 30, 2015, the Company has accreted the remaining $51,089 of the put premium as $10,275 had been accreted in a prior period, resulting in the put premium being fully expensed. During the year ended June 30, 2015, the Company converted $14,547 of principal and accrued interest of $218 into shares of the Company’s common stock (See Note 8). Additionally, $61,364 of the put premium was expensed as interest expense and the remaining $60,453 of principal and $4,352 of accrued interest was assigned to a third party. As of June 30, 2015, this note was fully converted.

On May 29, 2014, the Company issued a second convertible note payable for $75,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is May 29, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $61,364 put premium over 180 days from the execution of the convertible note. During the year ended June 30, 2015, the Company has accreted the remaining $51,089 of the put premium as $10,275 had been accreted in a prior period, resulting in the put premium being fully expensed. During the year ended June 30, 2015, the Company converted $11,755 of principal and accrued interest of $553 into shares of the Company’s common stock (See Note 8). Additionally, $61,364 of the put premium was expensed as interest expense and the remaining $63,245 of principal and $3,313 of accrued interest was assigned to a third party. As of June 30, 2015, this note was fully converted.

On May 30, 2014, the Company issued a third convertible note payable for $50,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is May 30, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $40,909 put premium over 180 days from the execution of the convertible note. During the year ended June 30, 2015, the Company has accreted the remaining $34,273 of the put premium as $6,636 had been accreted in a prior period, resulting in the put premium being fully expensed. During the year ended June 30, 2015, the Company converted $50,000 of principal and accrued interest of $3,346 into shares of the Company’s common stock (See Note 8). Additionally, this conversion resulted in a $40,909 reduction of the put premium. As of June 30, 2015, this note was fully converted.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

In addition to each of the above initial convertible promissory notes (“initial convertible notes”), the Company issued to each lender another convertible promissory note for the same amounts of $75,000, $75,000 and $50,000 termed "Back-End Notes". These notes have the same terms as the initial convertible notes. Each Back-End Note shall initially be paid for by an offsetting promissory note issued to the Company by the lender ("Note Receivable") provided that prior to the conversion of the Back-End Notes, the holders must have paid off the Notes Receivable in cash. The Notes Receivable were due on January 30, 2015, unless the Company did not meet the “current public information” requirement pursuant to Rule 144, in which case both the Back-End Notes and the Notes Receivable could both be cancelled. The Notes Receivable are initially secured by the pledge of the Back-End Notes, but may be exchanged for other collateral with an appraised value of at least $50,000, upon Company’s approval following a three (3) day written notice to the Company. The term of the Notes Receivable and the Back-End Notes are one year, upon which the outstanding principal and interest is payable. The amounts funded plus accrued interest under Back-End Notes are convertible into common stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Back-End Notes), at a conversion price equal to 55% of the lowest trading bid price in the ten (10) trading days prior to the conversion. The $50,000 Back-End Note was issued as noted below.

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

On August 6, 2014 (execution date), the Company executed a convertible promissory note in the principal sum of $250,000, with an original issue discount (“OID”) of $25,000. The consideration to be paid to the Lender shall be equal to the consideration actually paid by the Lender plus prorated interest and any other fees that the Company shall be required to pay. The original issue discount shall also be prorated based on the actual consideration received to equal approximately 10% of the consideration received. If the Company repays a consideration payment on or before the first 90 days from the effective date of that payment, the interest rate on that payment of consideration will be 0%. If the Company does not repay a payment on or before the 90 days, the Company will incur a one-time interest charge of 12% on the principal amount of the loan. Upon execution of the note, the note holder made an initial payment of $25,000 (net of a $2,500 OID) to the Company of the total consideration. The maturity date is two years from the date of each payment to the Company, and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The note is convertible, at the option of the investor, to common stock of the Company at any time after the effective date at the lesser of $0.09 or 60% of the lowest trade price in the 25 trading days prior to the conversion. The Company didn’t repay the consideration payment on or before the first 90 days from the effective date of that payment and therefore incurred a 12% interest charge. No further funding other than the above mentioned $25,000 has been received under the $250,000 note. On December 10, 2015, the Company repaid cash of $90,000 as payment in full of $27,500 of principal and accrued interest of $3,607 resulting in $58,893 of a penalty which was expensed as loss on debt settlement. As of June 30, 2016, this note was paid in full.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

On February 10, 2015, the Company issued a convertible note payable for $45,000 (“initial convertible note”) with an OID of $7,500. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is February 10, 2016. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days prior to the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. During the year ended June 30, 2016, the Company has accreted the remaining $9,409 of the put premium as $27,409 had been accreted at June 30, 2015, resulting in the put premium being fully expensed. During the year ended June 30, 2016, the Company converted $45,000 of principal and accrued interest of $1,568 into shares of the Company’s common stock (See Note 8). Additionally, this conversion resulted in a $36,818 reduction of the put premium. As of June 30, 2016, this note was fully converted.

On February 15, 2015, in connection with a six-month consulting agreement, the Company issued a convertible promissory note for $90,000 as compensation for services to be rendered. The Company agreed to pay 5% interest per annum on the principal amount and the maturity date is August 15, 2015. The note is convertible at the option of the holder at any time after issuance of note at a rate of 60% of the lowest trading price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company fully expensed a $60,000 put premium. During the year ended June 30, 2016, the Company converted $90,000 of principal and accrued interest of $3.274 into shares of the Company’s common stock (See Note 8). Additionally, this conversion resulted in a $60,000 reduction of the put premium. As of June 30, 2016, this note was fully converted.

On February 17, 2015, the Company issued a second convertible note payable for $45,000 (“initial convertible note”) with an OID of $7,500. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is February 17, 2016. The note is convertible at the option of the holder at any time after 180 days at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days prior to the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. During the year ended June 30, 2016, the Company has accreted the remaining $9,409 of the put premium as $27,409 had been accreted at June 30, 2015, resulting in the put premium being fully expensed. During the year ended June 30, 2016, the Company converted $45,000 of principal and accrued interest of $2,028 into shares of the Company’s common stock (See Note 8). Additionally, this conversion resulted in a $36,818 reduction of the put premium. As of June 30, 2016, this note was fully converted.

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

On March 12, 2015, the Company issued a convertible promissory note for $104,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is December 16, 2015. The note is convertible at the option of the holder at any time after 180 days at a rate of 58% of the average lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $75,310 put premium over 180 days from the execution of the convertible note. On July 15, 2015, the Company repaid cash of $137,915 as payment in full of $104,000 of principal and accrued interest of $2,872 resulting in $31,043 of a prepayment penalty which was expensed as interest expense. During the year ended June 30, 2016, the Company has accreted $6,276 of the put premium as $46,441 had been accreted at June 30, 2015 and this repayment resulted in a $22,593 reduction of the remaining put premium. As of June 30, 2016, this note was paid in full.

On March 12, 2015, in connection with a two-year consulting agreement, the Company issued a convertible promissory note for $60,000 as compensation for services to be rendered. The Company agreed to pay 10% interest per annum on the principal amount and the maturity date is March 11, 2017. The note is convertible, at the option of the holder, at any time after the effective date at the lesser of $0.0175 or 75% of the volume weighted average of the lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12). During the year ended June 30, 2016, the Company converted $60,000 of principal and accrued interest of $5,159 into shares of the Company’s common stock (See Note 8). As of June 30, 2016, this note was fully converted.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

On March 12, 2015, the Company issued a third convertible note payable for $170,500 (“initial convertible note”) with an OID of $13,000. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is March 12, 2016. The note is convertible at the option of the holder at any time at a rate of 55% of the Company’s common stock for the average of the lowest three trading prices in the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $139,500 put premium. During the year ended June 30, 2016, the Company converted $170,500 of principal and accrued interest of $7,859 into shares of the Company’s common stock (See Note 8). Additionally, this conversion resulted in a $139,500 reduction of the put premium. As of June 30, 2016, this note was fully converted.

On March 20, 2015, the Company issued a fourth convertible note payable for $150,000 (“initial convertible note”). The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is March 20, 2016. The note is convertible at the option of the holder at any time at a rate of 55% of the lowest trading bid price of the Company’s common stock for the average of the lowest three trading priced in the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $122,727 put premium. During the year ended June 30, 2016, the Company converted $150,000 of principal and accrued interest of $8,779 into shares of the Company’s common stock (See Note 8). Additionally, this conversion resulted in a $122,727 reduction of the put premium. As of June 30, 2016, this note was fully converted.

On April 20, 2015, the Company issued a convertible note payable for $17,500. The Company agreed to pay 8% interest per annum on the principal amount and the maturity date is April 20, 2016. The note is convertible at the option of the holder at any time at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $14,318 put premium. During the year ended June 30, 2016, the Company converted $17,500 of principal and accrued interest of $849 into shares of the Company’s common stock (See Note 8). Additionally, this conversion resulted in a $14,318 reduction of the put premium. As of June 30, 2016, this note was fully converted.

On June 4, 2015 (execution date), the Company executed a convertible promissory note in the principal sum of $1,215,000, with an OID of $110,000. The consideration to be paid to the lender shall be equal to the consideration actually paid by the lender plus prorated interest and any other fees that the Company shall be required to pay. The original issue discount shall also be prorated based on the actual consideration received to equal approximately 10% of the consideration received. The Company agreed to pay 10% interest per annum on the principal amount and the maturity date is ten months from the date of each payment to the Company, and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The note is comprised of an initial cash purchase of $335,000 (includes $30,000 of OID and $5,000 for legal fees) (“Initial Note”), a Secured Investor Note of $220,000 (includes $20,000 of OID) (“Secured Investor Note”) and three Investor Notes of $220,000 each (include $20,000 of OID each) (“Investor Notes”). The Secured Investor Note is secured by the lender’s 40% membership interest in a certain LLC. The Company will accrue 10% interest per annum on the unpaid principal amount of the Secured Investor Note and the three Investor Notes as defined in the agreements. Upon execution of the note, the note holder made an initial cash payment of $300,000 (net of a $30,000 OID and $5,000 for legal fees) to the Company of the total consideration and issued the Secured Investor Note and three Investor Notes to the Company. On July 13, 2015, the Company received payment of the Secured Investor Note of $220,000 less OID of $20,000 that was issued on June 4, 2015. The Company received interest proceeds of $1,997 from the Secured Investor Note resulting in net cash proceeds of $201,997 received by the Company. The Initial Note and the Secured Investor Note are convertible, at the option of the lender, to common stock of the Company at any time after the effective date at a price of $0.07 per share, which represents fair value at execution date. These notes were determined to be derivative instruments due to the variable conversion price of the notes which is initially $0.07 and subject to adjustment if the Company’s market capitalization falls below $3,000,000 at any time. These notes were bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12). On December 9, 2015, the Company repaid cash of $269,976 as partial payment for this note. During the year ended June 30, 2016, the Company converted $285,024 of principal and accrued interest of $29,091 into shares of the Company’s common stock (See Note 8). As of June 30, 2016, this note was fully converted.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

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

On April 24, 2015, the Company received payment of the Note Receivable of $45,000, less the OID of $7,500, that offsets the Back-End Note that was issued on February 10, 2015. Proceeds from the Note Receivable of $2,250 were paid directly to legal fees resulting in net cash proceeds of $35,250 received by the Company. This Back-End Note is related to the initial convertible note that was issued on February 10, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. During the year ended June 30, 2016, the Company has accreted the remaining $22,909 of the put premium as $13,909 had been accreted at June 30, 2015, resulting in the put premium being fully expensed. During the year ended June 30, 2016, the Company converted $45,000 of principal and accrued interest of $1,525 into shares of the Company’s common stock (See Note 8). Additionally, this conversion resulted in a $36,818 reduction of the put premium. As of June 30, 2016, this note was fully converted.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

On April 24, 2015, the Company received payment of the Note Receivable of $45,000, less the OID of $7,500, that offsets the Back-End Note that was issued on February 17, 2015. Proceeds from the Note Receivable of $2,250 were paid directly to legal fees resulting in net cash proceeds of $35,250 received by the Company. This Back-End Note is related to the initial convertible note that was issued on February 17, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. During the year ended June 30, 2016, the Company has accreted the remaining $22,909 of the put premium as $13,909 had been accreted at June 30, 2015, resulting in the put premium being fully expensed. During the year ended June 30, 2016, the Company converted $45,000 of principal and accrued interest of $3,610 into shares of the Company’s common stock (See Note 8). Additionally, this conversion resulted in a $36,818 reduction of the put premium. As of June 30, 2016, this note was fully converted.

On April 27, 2015, the Company received payment of the Note Receivable of $170,500, less the OID of $13,000, that offsets the Back-End Note that was issued on March 12, 2015. Proceeds from the Note Receivable of $7,500 were paid directly to legal fees resulting in net cash proceeds of $150,000 received by the Company. This Back-End Note is related to the initial convertible note that was issued on March 12, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $139,500 put premium. During the year ended June 30, 2016, the Company converted $170,500 of principal and accrued interest of $7,142 into shares of the Company’s common stock (See Note 8). Additionally, this conversion resulted in a $139,500 reduction of the put premium. As of June 30, 2016, this note was fully converted.

On June 2, 2015, the Company received payment of the Note Receivable of $150,000 that offsets the Back-End Note that was issued on March 20, 2015. Proceeds from the Note Receivable of $7,500 were paid directly to legal fees resulting in net cash proceeds of $142,500 received by the Company. This Back-End Note is related to the initial convertible note that was issued on March 20, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $122,727 put premium. During the year ended June 30, 2016, the Company converted $150,000 of principal and accrued interest of $8,059 into shares of the Company’s common stock (See Note 8). Additionally, this conversion resulted in a $122,727 reduction of the put premium. As of June 30, 2016, this note was fully converted.

May 2015 Securities Purchase Agreement

On May 19, 2015, the Company entered into a Securities Purchase Agreement (“SPA”), to issue a series of nine back end convertible notes in the principal sum of $782,500, pursuant to the SPA, the Company issued to the lender nine convertible promissory notes termed "Back-End Notes", in the amounts of $37,500 ("Back-End Note 1"), $37,500 ("Back-End Note 2"), $157,500 ("Back-End Note 3"), $150,000 ("Back-End Note 4"), $17,500 ("Back-End Note 5"), $37,500 ("Back-End Note 6"), $37,500 ("Back-End Note 7"), $157,500 ("Back-End Note 8") and $150,000 ("Back-End Note 9"). These notes have the same terms as the initial convertible notes. Each Back-End Note shall initially be paid for by an offsetting promissory note issued to the Company by the lender ("Note Receivable") provided that prior to the conversion of the Back-End Notes, the holders must have paid off the Notes Receivable in cash. Each Note Receivable is due on May 19, 2016, unless the Company does not meet the “current public information” requirement pursuant to Rule 144, in which case both the Back-End Notes and the Notes Receivable may both be cancelled. Each Note Receivable is initially secured by the pledge of the Back-End Notes, but may be exchanged for other collateral with an appraised value of at least the principal amount of the note less the OID, upon Company’s approval following a three (3) day written notice to the Company. The term of the Notes Receivable and the Back-End Notes are one year, upon which the outstanding principal and interest is payable. The amounts funded plus accrued interest under Back-End Notes are convertible into common stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Back-End Notes), at a conversion price equal to 55% of the lowest trading bid price in the ten (10) trading days prior to the conversion. During the year ended June 30, 2016, all of the Back-End Notes (an aggregate total principal of $782,500) were issued as noted below.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

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

On July 14, 2015, the Company received payment of three Note Receivables of $352,500 that offset three of the Back-End Notes that were issued on May 19, 2015. Proceeds from the Note Receivables of $17,690 were paid directly to legal fees resulting in net cash proceeds of $334,810 received by the Company. These Back-End Note are related to the initial convertible notes that was issued on May 19, 2015 and have the same terms as previously discussed. As a result, these Back-End Notes are now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. These convertible notes are treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $288,409 put premium over 180 days from the execution of the convertible notes. During the year ended June 30, 2016, the Company converted $320,000 of principal and accrued interest of $15,864 into shares of the Company’s common stock (See Note 8). Additionally, this conversion resulted in a $261,818 reduction of the put premium. Accrued interest as of June 30, 2016 was $2,154.

On October 14, 2015 and October 15, 2015, the Company received payment of six Note Receivables of $430,000 that offset the remaining six of the Back-End Notes that were issued on May 19, 2015. Proceeds from the Note Receivables of $22,265 were paid directly to legal fees resulting in net cash proceeds of $407,735 received by the Company. These Back-End Note are related to the initial convertible notes that was issued on May 19, 2015 and have the same terms as previously discussed. As a result, these Back-End Notes are now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. These convertible notes are treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $351,818 put premium over 180 days from the execution of the convertible notes. During the year ended June 30, 2016, the Company has accreted $351,818 of the put premium resulting in the put premium being fully expensed. During the year ended June 30, 2016, the Company converted $300,000 of principal and accrued interest of $11,356 into shares of the Company’s common stock (See Note 8). Additionally, this conversion resulted in a $245,455 reduction of the put premium. Accrued interest as of June 30, 2016 was $5,900.

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

October 2015 Securities Purchase Agreement and Debenture

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

Under the terms of the Purchase Agreement and Debenture, $2,800,000 of the Investment Amount will be deposited into a deposit control account and such amount will remain in the deposit control account pending the achievement of certain milestones by the Company and the satisfaction of certain equity conditions set forth in the Debenture. Additionally, under the Debenture, the Principal Amount will be reduced by $25,000 if the Company files a registration statement with the SEC within 30 days following the Closing Date. The Principal Amount will be reduced by an additional $25,000 if the registration statement is deemed effective within 100 days after the Closing Date. On November 23, 2015, the Company filed a registration statement with the SEC and on December 10, 2015, the registration statement was deemed effective. Both of these conditions were met resulting in a $50,000 reduction of the Principal Amount, which was credited to interest expense, such that the aggregate principal amount was $4,350,000.

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

The Debenture has a 10% original issue discount and matures on October 28, 2016. The Principal Amount of the Debenture accrues interest at the rate of 5% per annum based on the $4,350,000 note agreement with a one year value guarantee of $217,500, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Debenture was, prior to Addendum, convertible at any time, in whole or in part, at the Purchaser’s option into shares of the Company’s Common Stock at a conversion price equal to $0.042, which is the volume weighted average price of the Company’s Common Stock five days prior to the execution of the Debenture (subject to adjustment) (the “Conversion Price”). At any time after the effective date of the registration statement, the Purchaser has the opportunity to convert up to an aggregate of $2,090,000 of the Debenture, at one or more conversion dates, into shares of Common Stock at a conversion price equal to the VWAP of the Common Stock over the five (5) trading days prior to such Effective Date. The Purchaser option to convert at such a conversion price expires when the Purchaser converts an aggregate of $2,090,000 of the Debenture using such conversion price. If the volume weighted average price of the Company Common Stock on any trading day is less than the Conversion Price, the Purchaser may convert at a price per share equal to a twenty percent (20%) discount to the average of the two lowest closing prices during the five trading days prior to the date of conversion. At no time will the Purchaser be entitled to convert any portion of the Debenture to the extent that after such conversion, the Purchaser (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date. During the year ended June 30, 2016, the Company withdrew a principal amount of $2,800,000 from the deposit control account, of which $269,976 was paid directly as partial payment of a note dated June 4, 2015 and $33,437 were paid directly to legal fees resulting in net cash proceeds of $2,496,587 received by the Company. An aggregate total of $1,955,300 of these notes were bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12). During the year ended June 30, 2016, the Company converted $2,790,806 of principal and $108,750 of accrued interest into shares of the Company’s common stock (See Note 8). Accrued interest as of June 30, 2016 was $108,750.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

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

The Warrants are exercisable in whole or in part, at an initial exercise price per share of $0.60, subject to adjustment. The exercise price and number of shares of the Company’s common stock issuable under the Warrants (the “Warrant Shares”) are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings and pro rata distributions. Any adjustment to the exercise price shall similarly cause the number of warrant shares to be adjusted so that the total value of the Warrants may increase. In the event that the Warrant Shares are not included in an effective registration statement, the Warrants may be exercised on a cashless basis. The Company calculated the 26,190,476 warrants at relative fair value, which was $712,110 and amortized to interest expense during the year ended June 30, 2016 (See Note 13).

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

On March 11, 2016, the Company entered into an Addendum (the “Addendum”) as discussed below with the Purchaser pursuant to which the Company and the Purchaser agreed to new terms with respect to that certain securities purchase agreement entered into by and between the Company and the Purchaser dated as October 28, 2015.

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

The Company recorded $3,888,280 and $529,500 of debt discounts related to the above note issuances during the year ended June 30, 2016 and 2015 respectively. The debt discounts are being amortized over the term of the debt. Amortization of all debt discounts for the years ended June 30, 2016 and 2015 was $3,534,817 and $114,033 respectively.

NOTE 7 – INCOME TAXES

The Company follows ASC 740-10-10, under which an entity recognizes deferred tax assets and liabilities for future tax consequences or for events that were previously recognized in the Company’s financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on enacted tax law provisions. The effects of future changes in tax laws or rates are not anticipated. Through June 30, 2010, the Company operated exclusively in Australia. The Company was wholly subject to Australian income tax laws and regulations, which are administered by the Australian Taxation Office for the years ended June 30, 2010 and all prior years.

On November 23, 2010, Propanc Health Group Corporation was incorporated in the state of Delaware. In January 2011, Propanc Health Group Corporation acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary. As a result of these transactions, the Company is subject to the income tax laws of both the United States and Australia for the years ended June 30, 2011 through June 30, 2016.

For the years ended June 30, 2016 and 2015, the Company’s losses before income taxes resulted from both its Australian and US activities and its taxable losses are subject to both Australian and U.S. tax law. At June 30, 2016, the Company has net operating loss carryforwards (NOL) for Australian tax purposes only that approximates $13,630,000.  At June 30, 2016, the Company has NOL carryforwards for US tax purposes only that approximates $4,003,000. Consequently, the Company may have NOL carryforwards available for income tax purposes that will continue to be available until they are recovered through earning taxable income.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income. The NOL for Australian tax purposes is subject to a reduction of $2,453,786 for research and development credits granted by the Australian Taxation Office through June 30, 2016.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

The components for the provision for income taxes are as follows:

	Year Ended
	June 30,	June 30,
	2016	2015

Current Taxes	$(72,538)	$(77,470)
Deferred Taxes	-	-
Income Taxes Expense (Benefit)	$(72,538)	$(77,470)

The items accounting for the difference between income taxes at the Australia statutory rate and the provision for income taxes are as follows:

	Year Ended
	June 30,		June 30,
	2016		2015
	Amount	Impact on Rate	Amount	Impact on Rate

Income Tax Expense (Benefit) at Australia Statutory Rate	$(2,190,750)	(23.10)%	$(672,087)	(19.26)%

Expenses Paid by Parent on Behalf of Foreign Subsidiary	1,113,419	11.74%	156,410	4.48%

R&D Refundable Tax Credit	(72,538)	(0.76)%	(77,470)	(2.22)%

Reduction of NOL Carryforward Due to R&D Tax Credit	72,538	0.76%	77,470	2.22%

Change in Deferred Tax Valuation Allowance	900,761	9.50%	(355,636)	(10.19)%

Foreign Exchange Rate Changes	104,032	1.10%	793,843	22.74%

Total Income Tax Expense (Benefit)	$(72,538)	(0.76)%	$(77,470)	(2.22)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

	June 30,	June 30,
	2016	2015
Current Deferred Tax Assets
Warrant Derivative Liability	$23,818	$88,204
Provision for Annual Leave	27,966	21,426
Superannuation	-	-
Total Current Deferred Tax Assets	$51,784	$109,630

Current Deferred Tax Liabilities
Prepaid Investor Services	$-	$-
Prepaid Expenses	6,198	-
Prepaid Insurance	-	-
Accounts Payable/Trade Creditors	-	-
Patent Costs	-	-
Total Current Deferred Tax Liabilities	$6,198	$-

Non-Current Deferred Tax Assets
Prepaid Investor Services	$378,409	$185,025
Capital Raising Costs	22,489	23,261
Legal Costs	22,801	23,583
Intellectual Property	11,226	11,612
Patent Costs	91,408	59,995
Formation Expense	6,881	7,117
Net Operating Loss Carryover	4,155,936	3,426,149
Foreign Exchange Loss (OCI)	(39,379)	(30,290)
Total Non-Current Deferred Tax Assets	4,649,771	3,706,452
Deferred Tax Valuation Allowance	(4,707,753)	(3,816,082)
Total Non-Current Deferred Tax Assets	(57,982)	(109,630)

Total Deferred Tax Assets (Net)	$-	$-

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of June 30, 2016 the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended June 30, 2016 and 2015. The Company did not recognize any interest or penalties during fiscal 2016 or 2015 related to unrecognized tax benefits.

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

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed on December 9, 2014, 500,000 have been designated as Series A preferred stock, with a par value of $0.01 (“Series A Preferred Stock”). On December 9, 2014, the Company issued 500,000 shares of Series A Preferred Stock to its chief executive officer in consideration for services rendered to the Company, including for and as an incentive to continue to assist and provide services to the Company. The shares were valued at $0.00213 per share for a total value of $1,067 based on the average sale price per share of the 8,161,000 shares of common stock sold during the three months ended December 31, 2014.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed on June 16, 2015, up to five (5) shares have been designated as Series B preferred stock, with a par value of $0.01 (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock shall be entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. On June 16, 2015, the Company issued 1 share of Series B Preferred Stock to its CEO in consideration for services rendered to the Company, including for and as an incentive to continue to assist and provide services to the Company. The share was valued at $0.1165 per share for a total value of $0.12 based on the closing price of the stock on that date. This value represents the economic rights of the share as the value of voting rights, which represent control rights, are not objectively measurable.

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

On May 7, 2015, the Company entered into an agreement with a consultant to provide services over a six month period in exchange for 6,758,316 shares of common stock. The Company valued the 6,758,316 shares based on the market price on the agreement date of $0.043 and will recognize $290,608 of consulting expense through the term of the agreement. On June 5, 2015 the Company issued the 6,758,316 shares of this agreement. The Company has recorded $88,446 of consulting expense as of June 30, 2015 related to this agreement, and the remaining $202,162 was recorded during the year ending June 30, 2016.

On May 21, 2015, the Company entered into an agreement with a consultant to provide services over an eight month period in exchange for 1,000,000 shares of common stock. The Company valued the 1,000,000 shares based on the market price on the agreement date of $0.0445 and will recognize $44,500 of consulting expense through the term of the agreement. On June 3, 2015 the Company issued the 1,000,000 shares of this agreement. The Company has recorded $7,265 of consulting expense as of June 30, 2015 related to this agreement, and the remaining $37,235 was recorded during the year ending June 30, 2016.

On June 4, 2015, the Company entered into an agreement with a consultant to provide services over a six month period in exchange for 500,000 shares of common stock. The Company valued the 500,000 shares based on the market price on the agreement date of $0.0706 and will recognize $35,300 of consulting expense through the term of the agreement. On July 2, 2015 the Company issued the 500,000 shares of this agreement. The Company has recorded $5,015 of consulting expense as of June 30, 2015 related to this agreement, and the remaining $30,285 was recorded during the year ending June 30, 2016.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

On July 24, 2015, the Company entered into an agreement with a consultant to provide services over a six month period. The Company agreed to issue the consultant 8,000,000 shares of common stock. The Company valued the 8,000,000 shares based on the market price on the agreement date of $0.0435 and is recognizing $348,000 of consulting expense through the term of the agreement. On October 8, 2015, the Company issued the 8,000,000 shares related to this agreement. The Company has recorded $348,000 of consulting expense as of June 30, 2016 related to this agreement.

On August 26, 2015, the Company issued 560,000 shares of common stock to a consultant as compensation for a six month period consulting service. The Company valued the 560,000 shares based on the market price on the issuance date of $0.04 and has recorded $22,400 of consulting expense as of June 30, 2016 related to this agreement.

On September 8, 2015, the Company issued 600,000 shares of common stock to a member of the Company’s Scientific Advisory Board. The Company valued the 600,000 shares based on the market price on the issuance date of $0.0369. The Company has recorded $22,140 of consulting expense as of June 30, 2016 related to this agreement.

On October 1, 2015, the Company entered into an agreement with a consultant to provide services over a one year period. The Company agreed to issue the consultant 1,500,000 shares of common stock and an additional 1,500,000 shares of common stock on April 1, 2016 unless the Company terminates the agreement. The Company valued the 1,500,000 shares based on the market price on the agreement date of $0.031 and is recognizing $46,500 of consulting expense over the one year term of the agreement. The Company has recorded $34,907 of consulting expense for the year ended June 30, 2016 related to this agreement. On October 1, 2015, the Company issued 1,100,000 and 400,000 shares of common stock to consultants related to this agreement. In February 2016, the Company terminated this agreement.

On October 16, 2015, the Company issued 4,000,000 shares of common stock to a consultant. The Company valued the 4,000,000 shares based on the market price on the issuance date of $0.0415 and is recognizing $166,000 of consulting expense over the six month term of the agreement. The Company has recorded $166,000 of consulting expense as of June 30, 2016 related to this agreement.

On November 1, 2015, the Company entered into an agreement with a consultant to provide services over a nine month period. The Company agreed to issue the consultant 2,120,000 shares of common stock. The Company has recorded $28,305 of consulting expense for the year ended June 30, 2016 related to this agreement. On August 8, 2016, the Board of Directors authorized the issuance of 2,120,000 shares of common stock valued at $0.015 per share to the consultant (See Note 13).

On November 11, 2015, the Company entered into an agreement with a consultant to provide services over a six month period. The Company agreed to issue the consultant 2,000,000 shares of common stock. The Company valued the 2,000,000 shares based on the market price on the effective date of the agreement of $0.0157 and is recognizing $31,400 of consulting expense over the term of the agreement. On February 17, 2016, the Company issued the 2,000,000 shares of this agreement. The Company has recorded $31,400 of consulting expense as of June 30, 2016 related to this agreement.

On November 12, 2015, the Company amended an agreement with a consultant for $10,000 shares worth of common stock to be issued in lieu of a cash payment. On June 16, 2016 the Company issued 500,000 shares of common stock. The Company valued the 500,000 shares based on the market price on the date of issuance of $0.0201. The Company has recorded $10,050 of consulting expense as of June 30, 2016 related to this agreement.

On December 30, 2015, the Company entered into an agreement with a consultant to provide services over a nine month period. The Company agreed to issue the consultant 1,000,000 shares of common stock. The Company valued the 1,000,000 shares based on the market price on the agreement date of $0.0260 and is recognizing $26,000 of consulting expense over the term of the agreement. On January 4, 2016, the Company issued the 1,000,000 shares of this agreement. The Company has recorded $17,271 of consulting expense for the year ended June 30, 2016 related to this agreement.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

On December 30, 2015, the Company entered into an agreement, effective on January 1, 2016, with a consultant to provide services over a six month period. The Company agreed to issue the consultant 2,250,000 shares of common stock. The Company valued the 2,250,000 shares based on the market price on the effective date of the agreement of $0.0279 and will amortize the $62,775 over the six month term of the agreement. On January 4, 2016 and on February 18, 2016, the Company issued 375,000 shares of common stock (or 750,000 in aggregate) related to this agreement. The Company has recorded $20,925 of consulting expense for the year ended June 30, 2016 related to this agreement. In February 2016, the Company terminated this agreement.

On December 31, 2015, the Company entered into an agreement, effective on January 1, 2016, with a law firm to provide legal services. The Company agreed to issue the law firm 1,600,000 shares of common stock. The Company valued the 1,600,000 shares based on the market price on the effective date of the agreement of $0.0279 and immediately expensed $44,640. On January 4, 2016, the Company issued the 1,600,000 shares of common stock related to this agreement.

On January 31, 2016, the Company entered into an agreement with a consultant to provide services over a five month period. The Company agreed to issue the consultant 9,000,000 shares of common stock. The Company has recorded $93,600 of consulting expense for the year ended June 30, 2016 related to this agreement. On August 23, 2016, the Board of Directors authorized the issuance of 9,000,000 shares of common stock valued at $0.0104 per share to the consultant (See Note 13).

On April 22, 2016, the Company entered into an agreement with a consultant to provide services over a twelve month period. The Company agreed to issue the consultant 6,250,000 shares of common stock. The Company valued the 6,250,000 shares based on the market price of the effective date of the agreement of $0.03336 and is recognizing $208,500 of consulting expense over the term of the agreement. On June 16, 2016 the Company issued 6,250,000 shares of common stock related to this agreement. The Company has recorded $39,523 of consulting expense for the year ended June 30, 2016 related to this portion of the agreement. Additionally, the agreement allowed for 2,500,000 shares of common stock to be issued for certain reports and another 1,250,000 shares of common stock to be issued for specified consulting services. These reports were issued during the year and the specified consulting services were performed. On June 16, 2016 the Company issued 3,750,000 shares of common stock related to this agreement. These additional shares are valued based on the market price of the effective date of the agreement of $0.03336 and the Company recognized $125,100 of consulting expense for the year ended June 30, 2016.

On June 16, 2016, the Company agreed to issue a consultant 2,000,000 shares of common stock for a discretionary bonus agreed to on June 2, 2015. The Company valued the 2,000,000 shares based on the market price of the effective date of the issuance of the shares, the date the discretionary bonus was deemed earned. The value of the shares was $0.0201 and the Company recognized $40,200 of consulting expense for the year ended June 30, 2016 related to this agreement.

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

On September 22, 2015, pursuant to a conversion notice, $15,638 of principal and interest was converted at $0.01716 into 911,294 shares of common stock (See Note 6).

On October 1, 2015, pursuant to a conversion notice, $26,635 of principal and interest was converted at $0.012375 into 2,152,289 shares of common stock (See Note 6).

On October 7, 2015, pursuant to a conversion notice, $31,374 of principal and interest was converted at $0.012375 into 2,535,293 shares of common stock (See Note 6).

On October 13, 2015, pursuant to a conversion notice, $109,004 of principal and interest was converted at $0.012375 into 8,808,435 shares of common stock (See Note 6).

On October 13, 2015, pursuant to a conversion notice, $104,712 of principal and interest was converted at $0.012375 into 8,461,602 shares of common stock (See Note 6).

On October 15, 2015, pursuant to a conversion notice, $50,000 of principal and interest was converted at $0.01 into 5,000,000 shares of common stock (See Note 6).

On November 17, 2015, pursuant to a conversion notice, $2,099 of principal and interest was converted at $0.01986 into 105,709 shares of common stock (See Note 6).

On November 17, 2015, pursuant to a conversion notice, $35,000 of principal and interest was converted at $0.01 into 3,500,000 shares of common stock (See Note 6).

On November 23, 2015, pursuant to a conversion notice, $15,707 of principal and interest was converted at $0.0154 into 1,019,925 shares of common stock (See Note 6).

On November 24, 2015, pursuant to a conversion notice, $20,947 of principal and interest was converted at $0.0154 into 1,360,185 shares of common stock (See Note 6).

On November 30, 2015, pursuant to a conversion notice, $49,287 of principal and interest was converted at $0.0154 into 3,200,448 shares of common stock (See Note 6).

On December 4, 2015, pursuant to a conversion notice, $31,703 of principal and interest was converted at $0.0154 into 2,058,637 shares of common stock (See Note 6).

On December 8, 2015, pursuant to a conversion notice, $63,213 of principal and interest was converted at $0.01595 into 3,963,207 shares of common stock (See Note 6).

On December 11, 2015, pursuant to a conversion notice, $50,000 of principal was converted at $0.02608 into 1,917,178 shares of common stock (See Note 6).

On December 15, 2015, pursuant to a conversion notice, $50,000 of principal was converted at $0.02712 into 1,843,658 shares of common stock (See Note 6).

On December 16, 2015, pursuant to a conversion notice, $31,782 of principal and interest was converted at $0.01650 into 1,926,177 shares of common stock (See Note 6).

On December 17, 2015, pursuant to a conversion notice, $40,000 of principal was converted at $0.02500 into 1,600,000 shares of common stock (See Note 6).

On December 21, 2015, pursuant to a conversion notice, $40,000 of principal was converted at $0.02360 into 1,694,916 shares of common stock (See Note 6).

On December 21, 2015, pursuant to a conversion notice, $51,719 of principal and interest was converted at $0.01584 into 3,265,069 shares of common stock (See Note 6).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

On December 23, 2015, pursuant to a conversion notice, $40,000 of principal was converted at $0.02320 into 1,724,138 shares of common stock (See Note 6).

On December 23, 2015, pursuant to a conversion notice, $31,414 of principal and interest was converted at $0.01584 into 1,983,188 shares of common stock (See Note 6).

On December 28, 2015, pursuant to a conversion notice, $40,000 of principal was converted at $0.02320 into 1,724,138 shares of common stock (See Note 6).

On December 29, 2015, pursuant to a conversion notice, $15,727 of principal and interest was converted at $0.01573 into 999,783 shares of common stock (See Note 6).

On December 30, 2015, pursuant to a conversion notice, $40,000 of principal was converted at $0.02284 into 1,751,314 shares of common stock (See Note 6).

On January 4, 2016, pursuant to a conversion notice, $20,995 of principal and interest was converted at $0.0143 into 1,468,187 shares of common stock (See Note 6).

On January 4, 2016, pursuant to a conversion notice, $54,375 of interest was converted at $0.02156 into 2,522,032 shares of common stock (See Note 6).

On January 6, 2016, pursuant to a conversion notice, $40,000 of principal was converted at $0.02068 into 1,934,236 shares of common stock (See Note 6).

On January 6, 2016, pursuant to a conversion notice, $21,004 of principal and interest was converted at $0.014135 into 1,485,946 shares of common stock (See Note 6).

On January 8, 2016, pursuant to a conversion notice, $40,000 of principal was converted at $0.02008 into 1,992,032 shares of common stock (See Note 6).

On January 8, 2016, pursuant to a conversion notice, $10,506 of principal and interest was converted at $0.0113805 into 761,050 shares of common stock (See Note 6).

On January 11, 2016, pursuant to a conversion notice, $10,513 of principal and interest was converted at $0.01375 into 764,573 shares of common stock (See Note 6).

On January 12, 2016, pursuant to a conversion notice, $10,515 of principal and interest was converted at $0.012705 into 827,632 shares of common stock (See Note 6).

On January 13, 2016, pursuant to a conversion notice, $17,650 of principal was converted at $0.01864 into 946,889 shares of common stock (See Note 6).

On January 13, 2016, pursuant to a conversion notice, $10,517 of principal and interest was converted at $0.011825 into 889,409 shares of common stock (See Note 6).

On January 13, 2016, pursuant to a conversion notice, $20,820 of principal and interest was converted at $0.01056 into 1,971,565 shares of common stock (See Note 6).

On January 14, 2016, pursuant to a conversion notice, $82,350 of principal was converted at $0.0168 into 4,901,786 shares of common stock (See Note 6).

On January 19, 2016, pursuant to a conversion notice, $10,423 of principal and interest was converted at $0.009955 into 1,047,013 shares of common stock (See Note 6).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

On January 20, 2016, pursuant to a conversion notice, $5,108 of principal and interest was converted at $0.009955 into 513,158 shares of common stock (See Note 6).

On January 21, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $0.01488 into 1,680,108 shares of common stock (See Note 6).

On January 21, 2016, pursuant to a conversion notice, $12,513 of principal and interest was converted at $0.009955 into 1,256,944 shares of common stock (See Note 6).

On January 25, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $0.01492 into 1,675,604 shares of common stock (See Note 6).

On January 25, 2016, pursuant to a conversion notice, $13,567 of principal and interest was converted at $0.009955 into 1,362,834 shares of common stock (See Note 6).

On January 25, 2016, pursuant to a conversion notice, $65,159 of principal and interest was converted at $0.0150 into 4,343,934 shares of common stock (See Note 6).

On January 27, 2016, pursuant to a conversion notice, $15,661 of principal and interest was converted at $0.009955 into 1,573,161 shares of common stock (See Note 6).

On January 29, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $0.015080 into 1,657,825 shares of common stock (See Note 6).

On February 1, 2016, pursuant to a conversion notice, $16,722 of principal and interest was converted at $0.009955 into 1,679,800 shares of common stock (See Note 6).

On February 3, 2016, pursuant to a conversion notice, $20,000 of principal was converted at $0.0148 into 1,351,352 shares of common stock (See Note 6).

On February 3, 2016, pursuant to a conversion notice, $10,456 of principal and interest was converted at $0.009405 into 1,111,737 shares of common stock (See Note 6).

On February 4, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $0.0142 into 1,760,564 shares of common stock (See Note 6).

On February 4, 2016, pursuant to a conversion notice, $26,145 of principal and interest was converted at $0.009405 into 2,779,927 shares of common stock (See Note 6).

On February 8, 2016, pursuant to a conversion notice, $15,700 of principal and interest was converted at $0.009405 into 1,669,354 shares of common stock (See Note 6).

On February 9, 2016, pursuant to a conversion notice, $198,140 of principal was converted at $0.0100 into 19,814,000 shares of common stock (See Note 6).

On February 9, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $0.0138 into 1,811,595 shares of common stock (See Note 6).

On February 10, 2016, pursuant to a conversion notice, $12,042 of principal and interest was converted at $0.00864 into 1,394,548 shares of common stock (See Note 6).

On February 12, 2016, pursuant to a conversion notice, $40,000 of principal was converted at $0.01268 into 3,154,575 shares of common stock (See Note 6).

On February 16, 2016, pursuant to a conversion notice, $10,276 of principal and interest was converted at $0.00864 into 1,221,172 shares of common stock (See Note 6).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

On February 17, 2016, pursuant to a conversion notice, $10,278 of principal and interest was converted at $0.00787 into 1,306,848 shares of common stock (See Note 6).

On February 22, 2016, pursuant to a conversion notice, $20,579 of principal and interest was converted at $0.00787 into 2,616,482 shares of common stock (See Note 6).

On February 23, 2016, pursuant to a conversion notice, $30,000 of principal was converted at $0.01184 into 2,533,784 shares of common stock (See Note 6).

On February 25, 2016, pursuant to a conversion notice, $115,975 of principal and interest was converted at $0.0100 into 11,597,463 shares of common stock (See Note 6).

On February 25, 2016, pursuant to a conversion notice, $30,000 of principal was converted at $0.0100 into 3,000,000 shares of common stock (See Note 6).

On February 26, 2016, pursuant to a conversion notice, $30,000 of principal was converted at $0.0096 into 3,275,110 shares of common stock (See Note 6).

On March 2, 2016, pursuant to a conversion notice, $25,773 of principal and interest was converted at $0.00567 into 4,549,444 shares of common stock (See Note 6).

On March 4, 2016, pursuant to a conversion notice, $50,000 of principal was converted at $0.00832 into 6,009,616 shares of common stock (See Note 6).

On March 8, 2016, pursuant to a conversion notice, $143,000 of principal was converted at $0.00868 into 16,474,655 shares of common stock (See Note 6).

On March 13, 2016, pursuant to a conversion notice, $8,274 of principal and interest was converted at $0.00201 into 4,107,483 shares of common stock (See Note 6).

On March 15, 2016, pursuant to a conversion notice, $126,549 of principal and interest was converted at $0.00572 into 22,123,958 shares of common stock (See Note 6).

On March 18, 2016, pursuant to a conversion notice, $67,237 of principal and interest was converted at $0.00660 into 10,187,380 shares of common stock (See Note 6).

On March 29, 2016, pursuant to a conversion notice, $62,926 of principal was converted at $0.01920 into 3,277,403 shares of common stock (See Note 6).

On April 1, 2016, pursuant to a conversion notice, $54,375 of interest was converted at $0.01705 into 3,189,150 shares of common stock (See Note 6).

On April 4, 2016, pursuant to a conversion notice, $75,000 of principal was converted at $0.01705 into 4,398,827 shares of common stock (See Note 6).

On April 5, 2016, pursuant to a conversion notice, $70,000 of principal was converted at $0.01705 into 4,105,572 shares of common stock (See Note 6).

On April 7, 2016, pursuant to a conversion notice, $75,000 of principal was converted at $0.01705 into 4,398,827 shares of common stock (See Note 6).

On April 12, 2016, pursuant to a conversion notice, $75,000 of principal was converted at $0.01938 into 3,870,968 shares of common stock (See Note 6).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

On April 18, 2016, pursuant to a conversion notice, $75,000 of principal was converted at $0.01945 into 3,855,546 shares of common stock (See Note 6).

On April 19, 2016, pursuant to a conversion notice, $75,000 of principal was converted at $0.01945 into 3,855,546 shares of common stock (See Note 6).

On April 20, 2016, pursuant to a conversion notice, $29,218 of principal and interest was converted at $0.01419 into 2,059,042 shares of common stock (See Note 6).

On April 21, 2016, pursuant to a conversion notice, $75,000 of principal was converted at $0.01984 into 3,780,242 shares of common stock (See Note 6).

On April 21, 2016, pursuant to a conversion notice, $15,628 of principal and interest was converted at $0.01419 into 1,101,335 shares of common stock (See Note 6).

On April 22, 2016, pursuant to a conversion notice, $150,000 of principal was converted at $0.01984 into 7,560,484 shares of common stock (See Note 6).

On April 22, 2016, pursuant to a conversion notice, $48,610 of principal and interest was converted at $0.01419 into 3,425,642 shares of common stock (See Note 6).

On April 26, 2016, pursuant to a conversion notice, $150,000 of principal was converted at $0.01984 into 7,560,484 shares of common stock (See Note 6).

On April 27, 2016, pursuant to a conversion notice, $634,880 of principal was converted at $0.01984 into 32,000,000 shares of common stock (See Note 6).

On April 27, 2016, pursuant to a conversion notice, $156,477 of principal and interest was converted at $0.01463 into 10,695,606 shares of common stock (See Note 6).

On April 27, 2016, pursuant to a conversion notice, $26,868 of principal and interest was converted at $0.01463 into 1,836,534 shares of common stock (See Note 6).

On May 2, 2016, pursuant to a conversion notice, $325,000 of principal was converted at $0.02093 into 15,531,661 shares of common stock (See Note 6).

On May 31, 2016, pursuant to a conversion notice, $5,357 of principal and interest was converted at $0.01227 into 436,792 shares of common stock (See Note 6).

2015 Settlement Lock Up Agreement:

During the year ended June 30, 2015, pursuant to the January 30, 2015 Settlement and Lock-up Agreement (Note 9), the Company issued 10,000,000 shares of common stock at a rate of $0.0025 per share or $25,000.

Options:

On April 14, 2016 (“Grant Date”), the Board of Directors of the Company, through unanimous written consent, granted 71,500,000 and 71,500,000 stock options at an exercise price of $0.03 (market value of the Company’s stock on Grant Date), to its CEO and to a director, respectively. 23,833,333 of such stock options vested on April 14, 2016 and expire on April 14, 2021, 23,833,333 of such stock options shall vest on April 14, 2017 (first anniversary of Grant Date) and expire on April 14, 2021 and 23,833,334 of such stock options shall vest on April 14, 2018 (second anniversary of Grant Date) and expire on April 14, 2021. The fair value of each of the 71,500,000 options at Grant Date is $1,962,440 (aggregate total of $3,924,880).

The Company expensed $1,722,288 for these stock options during fiscal June 30, 2016.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

A summary of the Company’s option activity during the year ended June 30, 2016 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Balance Outstanding, June 30, 2015	-	$-	-	$-
Granted	143,000,000	0.03	5	-
Forfeited	-	-	-	-
Exercised	-	-	-	-
Expired	-	-	-	-
Balance Outstanding, June 30, 2016	143,000,000	$0.03	4.79	-

Exercisable, June 30, 2016	47,666,666	$0.03	4.79	$-

Warrants:

In September 2013, pursuant to convertible debenture, the Company issued 3,000,000 warrants to purchase common stock. These warrants have an initial exercise price of $0.0698 per share which is subject to adjustment and expire 5 years from the date of issuance (See Note 6).

In connection with above agreement dated May 7, 2015, the Company issued to the consultant, warrants for 3,379,158 common shares of the Company. The fair value of the warrants was determined using a Black-Scholes option pricing model with a stock price of $0.043, exercise price of $0.03, volatility of 397% based on the Company’s stock price, an expected term of 60 months based on the warrant and a risk free rate of 1.54%. The value of the warrants of $145,303 was recorded as additional paid in capital in the accompanying consolidated balance sheet, along with a prepaid expense of approximately $101,080 and stock based expense of approximately $44,223 for the year ended June 30, 2015. The remaining $101,080 was expensed for the year ended June 30, 2016.

In connection with above agreement dated May 21, 2015, the Company issued to the consultant warrants for 1,000,000 common shares of the Company. The fair value of the warrants was determined using a Black-Scholes option pricing model with a stock price of $0.0445, exercise price of $0.07, volatility of 397% based on the Company’s stock price, an expected term of 60 months based on the warrant and a risk free rate of 1.54%. The value of the warrants of $44,500 was recorded as additional paid in capital in the accompanying consolidated balance sheet, along with a prepaid expense of approximately $37,235 and stock based expense of approximately $7,265 for the year ended June 30, 2015. The remaining $37,235 was expensed for the year ended June 30, 2016.

On October 28, 2015, pursuant to a convertible debenture, the Company issued 26,190,476 warrants to purchase common stock. These warrants have an exercise price of $0.60 per share and expire 4 years from the date of issuance (See Note 6).

In connection with above agreement dated November 11, 2015, on February 22, 2016, the Company issued to the consultant, 4,000,000 warrants to purchase common stock of the Company. The fair value of the warrants was determined using a Black-Scholes option pricing model with a stock price of $0.0119, exercise price of $0.045, volatility of 314% based on the Company’s stock price, an expected term of 60 months based on the warrant and a risk free rate of 1.54%. The value of the warrants of $47,560 was recorded as additional paid in capital and fully expensed in the accompanying condensed consolidated balance sheet, at June 30, 2016.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

As of June 30, 2016, there were 37,569,634 warrants outstanding and exercisable with expiration dates commencing September 2018 – November 2020.

The following table summarizes warrant activity for the years ended June 30, 2016 and 2015:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at June 30, 2014	3,000,000	$0.07
Issued	4,379,158	0.04
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2015	7,379,158	0.05
Issued	30,190,476	0.53
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2016	37,569,634	$0.43

Exercisable at June 30, 2016	37,569,634	$0.43
Outstanding and Exercisable:

Weighted average remaining contractual term	3.42
Aggregate intrinsic value	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  We were previously involved in litigation with JMJ Financial Inc., a Florida corporation (“JMJ”), in the Circuit Court of Dade County, Florida. JMJ claimed funds due under a convertible promissory note of $25,000 and we filed a counterclaim. We negotiated a settlement with JMJ and on December 10, 2015, we repaid cash of $90,000 as payment in full of the promissory note and recorded a loss on settlement of $58,893.

On May 20, 2016, the Company negotiated a settlement with Typenex Co-Investment, LLC, a Utah limited liability company (“Typenex”) pursuant to which we paid Typenex $612,000 as payment in full of a certain secured convertible promissory note dated June 4, 2015 held by Typenex. The settlement resolves all pending actions including a private arbitration with Typenex in the State of Utah and a lawsuit in the Third Judicial District Court of Salt Lake County, Utah pursuant to which Typenex claimed funds were due under the convertible promissory note. We had filed a counter claim against Typenex in the arbitration that is also resolved by the settlement. The Company recorded a loss on settlement of $612,000.

Operating Agreements

In November 2009, the Company entered into a commercialization agreement whereby the Company agreed to pay royalties of 2% of net revenues.  Additionally, the Company agreed to pay 5% of each and every license agreement subscribed for.  The contract is cancellable at any time by either party.  To date, no amounts are owed under the agreement.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

Operating Leases

From July 2013 through April 30, 2015, the Company utilized office space at a certain location. There was no formal lease agreement and no amounts were paid, but the Company had accrued a liability as of April 30, 2015 of approximately $21,000 in anticipation of a month to month agreement retroactive to July 1, 2013 at approximately $1,000 per month. On May 1, 2015, the Company moved to new premises. The prior landlord verbally agreed that he would not be pursuing payment of any outstanding rent due, therefore the Company recorded a gain on settlement related to the accrued rent liability. On May 1, 2015, the Company entered into a month to month lease agreement with new landlord with a monthly rental fee of approximately $2,200 AUD and requiring a three month notice, by either party, to terminate agreement, which occurred prior to year-end.

On May 4, 2016 the Company entered into a new five-year operating lease agreement with a related party with monthly rent of $3,300 AUD, inclusive of GST (See Note 10). As of June 30, 2016, the Company recorded $2,220 in prepaid rent.

Future minimum operating lease commitments consisted of the following at June 30, 2016:

Year Ended June 30,	Amount
2017	$29,308
2018	$29,308
2019	$29,308
2020	$29,308
2021	$24,423

Rent expense for the years ended June 30, 2016 and 2015 were $24,550 and $3,719 respectively.

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

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

NOTE 10 – RELATED PARTY TRANSACTIONS

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of June 30, 2016 and June 30, 2015, the Company owed a current and former director a total of $54,767 and $79,416 respectively, for money loaned to the Company throughout the years. The loan balance owed at June 30, 2016 was not interest bearing (See Note 5).

As of June 30, 2016 and June 30 2015, the Company owed its two current directors a total of $33,943 and $35,108, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 5).

On February 4, 2015, the Company entered into a Debt Settlement Agreement with each of our directors whereby the Company issued 33,259,350 and 17,654,470 shares of common stock as settlement of approximately $41,000 of the balance due to these directors. The Company valued the common stock at a price of $0.0025 per share based on the last private placement purchase price per share for a total value of $127,284 that resulted in the Company recording a loss of $86,455 as a result of these settlements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

Effective May 5, 2016, we entered into an agreement for the lease of our principal executive offices with North Horizon Pty Ltd., of which Mr. Nathanielsz and his wife are owners and directors. The lease has a five year term and provides for annual rental payments of $39,600 AUD, which includes $3,600 of goods and service tax for total payments of $198,000 AUD during the term of the lease.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been an employee of ours since October 2015. Mrs. Nathanielsz receives an annual salary of $54,615 and is entitled to customary benefits. From July 2015 until October 2015, Mrs. Nathanielsz was an independent contractor serving us and was paid approximately $13,632 for her services.

According to a February 25, 2016 board resolution, James Nathanielsz shall be paid an amount to be determined by the board, on a monthly basis for the purpose of acquiring and maintaining an automobile. The payments did not begin until subsequent to year end.

As per unanimous written consent of the Board of Directors, on April 14, 2016, James Nathanielsz was granted a $200,000 bonus for accomplishments obtained while operating as the chief executive officer.

During fiscal year ending June 30, 2016 the Company paid $859,767 and $14,093 to two vendors who are associated with two of the Companies scientific advisors.

During the fiscal year ending June 30, 2016 the Company paid $82,182 to a vendor who is associated with the Company’s chief medical officer.

NOTE 11 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia.  Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through June 30, 2016.

Receivable Concentration

As of June 30, 2016 and 2015, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

Product and Patent Concentration

As of June 30, 2016 the Company was undertaking preclinical activities for their lead product. The Company was also undertaking research to uncover the mechanism of action of their lead product in order to screen new compounds for development.

The Company previously expanded by the filing of an international PCT patent application (No. PCT/AU2010/001403) directed to enhanced pro-enzyme formulations and combination therapies. The international PCT application has been based on previous provisional patent applications capturing the Company’s ongoing research and development in this area.

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

In addition to the Company’s lead patent, another four applications have been filed, and presently under examination. Two patents applications have been filed in the United States, one in Spain and another in Australia.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

Further provisional patent filings are also expected to be filed to document and protect additional patentable subject matter that is identified, namely further enhanced formulations, combination treatments, use of recombinant products, modes of action and molecular targets.

Foreign Operations

As of June 30, 2016 and 2015, the Company's operations are based in Australia.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS and FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has 3,000,000 warrants and $335,000 of convertible debt with repricing options and $87,500 of convertible debt with variable conversion pricing outstanding at June 30, 2015. The Company has 3,000,000 warrants and $1,554,819 of convertible debt with repricing options outstanding at June 30, 2016.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black Scholes (“BSM”) option pricing model. Along with the below BSM value, the Company also computed the fair value using the Monte-Carlo model noting no material difference between the valuations. The closing price of the Company’s common stock at June 30, 2016 and 2015 was $0.0187 and $0.0899, respectively. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at June 30, 2016 and 2015, are indicated in the table that follows. The volatility for the September 30, 2013 initial valuation was based on comparative companies’ methods since the Company’s stock was very thinly traded and historical volatility for subsequent revaluations. The expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants

	Initial Valuation
	September 30, 2013	June 30, 2015	June 30, 2016
Volatility	53%	408%	399%
Expected remaining term	5	3.25	2.25
Risk-free interest rate	0.4%	1.63%	1.01%
Expected dividend yield	None	None	None

Convertible Debt

	Initial Valuations	June 30, 2015	June 30, 2016
Volatility	216 - 408%	408%	175%
Expected remaining term	0.83 – 2.00	0.82 – 1.70	0.33
Risk-free interest rate	0.5 – 0.7%	0.64%	0.45%
Expected dividend yield	None	None	None

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the BSM option pricing model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

	Balance at	Quoted Prices	Significant
	June	in Active	Other	Significant
	30,	Markets for	Observable	Unobservable
	2016	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Embedded conversion option liabilities	$994,343	$—	$—	$994,343
Fair value of liability for warrant derivative instruments	$55,839	$—	$—	$55,839
Total	$1,050,182	$—	$—	$1,050,182

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2015:

	Balance at	Quoted Prices	Significant
	June	in Active	Other	Significant
	30,	Markets for	Observable	Unobservable
	2015	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Embedded conversion option liabilities	$780,281	$—	$—	$780,281
Fair value of liability for warrant derivative instruments	$269,648	$—	$—	$269,648
Total	$1,049,929	$—	$—	$1,049,929

The following is a roll forward for the years ended June 30, 2016 and 2015 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments

Balance at June 30, 2014	$158,244
Effects of foreign currency exchange rate changes	(42,796)
Initial fair value of embedded conversion option derivative liability recorded as debt discount	392,500
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of ECO	1,082,567
Change in fair value included in statements of operations	(540,586)
Balance at June 30, 2015	1,049,929
Effects of foreign currency exchange rate changes	(281,068)
Initial fair value of embedded conversion option derivative liability recorded as debt discount	(2,462,355)
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of ECO	3,410,653
Change in fair value included in statements of operations	(666,977)
Balance at June 30, 2016	$1,050,182

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

NOTE 13 – SUBSEQUENT EVENTS

Delafield Financing

On July 1, 2016, the Company entered into a Letter Agreement (the “July Letter Agreement”) with Delafield Investments Limited (“Delafield”), and the parties entered in a letter agreement dated August 3, 2016 (the “August Letter Agreement”), pursuant to which the Company and Delafield agreed to new terms with respect to that certain securities purchase agreement entered into by and between the Company and Delafield dated as of October 28, 2015, as amended by an addendum dated March 11, 2016 (the “Purchase Agreement”) and the transactions contemplated thereby.   Pursuant to the Purchase Agreement, Delafield agreed to invest $4,000,000 in exchange for an Original Issue Senior Discount Senior Secured Debenture (the “Debenture”) and a common stock purchase warrant (the “2015 Warrant”) to purchase 26,190,476 shares of the Company’s common stock (the “2015 Warrant Shares”).

The key terms of the Purchase Agreement and related transactions were disclosed in the Company’s Current Report on Form 8-K filed on November 3, 2015 and the key terms of the addendum, dated March 11, 2016 to the Purchase Agreement, were disclosed in the Company’s Current Report on Form 8-K filed on March 11, 2016. Capitalized terms not otherwise defined herein shall have the meanings ascribed to them in the Purchase Agreement.

Under the 2015 Letter Agreement, Delafield agreed to exercise the 2015 Warrant with respect to all 26,190,476 shares of common stock underlying the 2015 Warrant. In consideration for Delafield’s exercise of the 2015 Warrant, the Company agreed to adjust the exercise price from $0.60 per share to $0.012 per share. In addition, the Company and Delafield agreed to modify the July 1, 2016 “Interest Payment Date” and the October 1, 2016 “Interest Payment Date” as such terms are defined in the Debenture. Pursuant to the July Letter Agreement, the Company may delay the interest payment due on the July 1, 2016 Interest Payment Date by a minimum of 30 calendar days (the “Minimum Extension Date”) and up to 60 calendar days, provided that Delafield may demand payment any time after the Minimum Extension Date. The Company also may delay the interest payment due on the October 1, 2016 Interest Payment Date to the October 28, 2016 maturity date (the “Maturity Date”) unless Delafield demands earlier payment; provided however, that if Delafield has not demanded payment by October 27, 2016, the Maturity Date will be extended until December 31, 2016 (or such earlier date as the parties mutually agree) and the interest payment that would have been due on the October 1, 2016 Interest Payment Date will become due on December 31, 2016, unless Delafield demands earlier payment.

On July 8, 2016, the 2015 Warrant for 26,190,476 shares was fully exercised at a price of $0.012 per share for a total of $314,286. The Company revalued the warrants on the modification date at the new exercise price and recorded an additional expense of approximately $21,000 related to the incremental increase in value.

Pursuant to the August Letter Agreement, the Maturity Date of the Debenture was extended until February 28, 2017 and will not accrue interest from October 28, 2016 through the Maturity Date (provided that all accrued but unpaid interest prior to October 28, 2016 (the original maturity date) shall be due and payable pursuant to the terms of the Debenture).

The Debenture is convertible at any time, in whole or in part, at Delafield’s option into shares of Common Stock at a conversion price equal to $0.03 per share; provided that in the event that the volume weighted average price per share on any trading day is less than such conversion price, the conversion price will be adjusted to a price per share that is equal to a 22.5% discount to the lowest trading price of the Common Stock in the 10 trading days prior to the date of conversion. At no time will Delafield be entitled to convert any portion of the Debenture to the extent that after such conversion, Delafield (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date.

2016 Warrants

Pursuant to the August Letter Agreement and in consideration for extending the Maturity Date of the Debenture, we issued to Delafield warrants to purchase up to 240,000,000 shares of Common Stock (the “2016 Warrants”). The 2016 Warrants entitle the holder thereof to purchase (i) up to 200,000,000 shares of Common Stock at exercise prices ranging from $0.012 to $0.020 per share (the “Five Month Warrant”), and (ii) up to 40,000,000 shares of Common Stock at an exercise price of $0.10 per share (the “Two Year Warrant”). We also agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”), to register for resale the 240,000,000 shares of Common Stock underlying the 2016 Warrants.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

The 2016 Warrants are immediately exercisable. On August 18, 2016, Delafield notified us of its exercise of 12,500,000 shares of Common Stock under the first tranche of the Five Month Warrant at a purchase price of $0.012 per share or $150,000 in the aggregate.

Pursuant to the Five Month Warrant, if the Volume Weighted Average Price (as defined in the Five Month Warrant) of the Common Stock for five consecutive days equals or exceeds the exercise price of any tranche of the Five Month Warrant (each, as applicable, a “Callable Tranche”), and provided that the Company is in compliance with the Call Conditions as defined in the August Letter Agreement, the Company has the right to call on Delafield to exercise any warrants under a Callable Tranche up to an aggregate exercise price of $350,000. The Five Month Warrant generally limits the Company to one such call within a twenty trading day period. However, if the Volume Weighted Average Price of the Common Stock for five consecutive trading days is at least 200% of the exercise price of any warrants under a Callable Tranche, the Company may make an additional call for the exercise of additional warrants under such Callable Tranche up to an aggregate exercise price of $600,000 prior to the passage of the twenty trading day period. If Delafield does not exercise the 2016 Warrants under a Callable Tranche when called by the Company under the terms of the August Letter Agreement, we may, at our option, cancel any or all outstanding warrants under the Five Month Warrant.

The exercise price and number of shares of the Common Stock issuable under the 2016 Warrants are subject to adjustments for stock dividends, splits, combinations and pro rata distributions. Any adjustment to the exercise price shall similarly cause the number of shares underlying the 2016 Warrants to be adjusted so that the total value of the 2016 Warrants may increase.

Delafield is subject to a beneficial ownership limitation under the 2016 Warrants such that the Company and Delafield will not affect any exercise of the 2016 Warrants that would cause Delafield (together with its affiliates) to beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise of the warrant. Delafield, upon notice to the Company, may increase or decrease the beneficial ownership limitation, provided that the beneficial ownership limitation may not exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise of the warrant.

The Five Month Warrant requires us to file a registration statement covering the resale of the shares underlying the warrant within 15 days after August 3, 2016, and to use our commercially reasonable efforts to have the registration statement declared effective by the SEC promptly thereafter and to remain effective for a period of at least twelve months from the date of effectiveness. In the event that a registration statement registering the resale of the shares underlying the Five Month Warrant is not effective on or before October 15, 2016, or is not maintained effective thereafter, the termination date of the Five Month Warrant will be extended until such date that the shares have been registered for at least a period of 90 days, but in no event later than April 30, 2017.

The Two Year Warrant requires us to file a registration statement covering the resale of the shares underlying the warrant within 15 days after August 3, 2016, and to use our commercially reasonable efforts to have the registration statement declared effective by the SEC promptly thereafter and to remain effective for a period of at least three years from the date of effectiveness.

On August 19, 2016, we filed a registration statement on Form S-1 with the SEC to register for resale up to 240,000,000 additional shares of Common Stock underlying the Five Month Warrant and the Two Year Warrant.

Additional Issuance Debenture

As of September 13, 2016, we entered into an Additional Issuance Agreement (the “Additional Issuance Agreement”) with Delafield pursuant to the Purchase Agreement. Pursuant to the Additional Issuance Agreement, Delafield agreed to loan an additional $150,000 in exchange for a 5% Original Issue Discount Senior Secured Convertible Debenture of the Company in the principal amount of $165,000 (the “Additional Issuance Debenture”).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

The rights and obligations of Delafield and us with respect to the Additional Issuance Debenture and the shares of Common Stock issuable under the Additional Issuance Debenture (the “New Underlying Shares”) are identical in all respects to the rights and obligations of Delafield and of the Company with respect to the Debenture and the shares of Common Stock issued and issuable thereunder, except that Delafield will not receive any registration rights with respect to the New Underlying Shares and except as otherwise noted in the governing documents.

The Additional Issuance Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties. We also agreed to pay all reasonable out-of-pocket costs or expenses (including, without limitation, reasonable legal fees and disbursements) incurred or sustained by Delafield, in connection with the transaction.

The Additional Issuance Debenture has a 10% original issue discount and matures on September 13, 2017. The principal amount of the Additional Issuance Debenture accrues interest at the rate of 5% per annum, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Additional Issuance Debenture is convertible at any time, in whole or in part, at Delafield’s option into shares of Common Stock at a conversion price equal to $0.03 (subject to adjustment) (the “Conversion Price”). If the volume weighted average price of the Common Stock on any trading day is less than the then-current Conversion Price, Delafield may convert at a price per share equal to a twenty two and one half percent (22.5%) discount to the lowest trading price of the Common Stock in the ten trading days prior to the date of conversion.

Delafield is subject to the same ownership limitation in connection with the Additional Issuance Debenture as for the 2016 Warrants as described above. The Additional Issuance Debenture includes customary event of default provisions and provides for a default interest rate of 18%. Upon the occurrence of an event of default, Delafield may convert the Additional Issuance Debenture into shares of Common Stock at a price per share equal to a thirty percent (30%) discount to the average volume weighted average price of the shares for the three trading days prior to conversion.

Subject to the conditions set forth in the Additional Issuance Debenture, we have the right at any time after the earlier of (i) the six month anniversary of the original issuance of the Additional Issuance Debenture or (ii) the date on which the New Underlying Shares are registered pursuant to an effective registration statement, to redeem some or all of the total outstanding amount then remaining under the Additional Issuance Debenture in cash at a price equal to 125% of the total amount of the Additional Issuance Debenture outstanding on the twentieth (20th) trading date following the date the Company delivers notice of such redemption to Delafield.

At the sole election of Delafield, in lieu of receiving a cash payment for any principal amounts due on the Additional Issuance Debenture, Delafield may use all or any portion of any principal amounts owed to it to exercise outstanding warrants of the Company held by Delafield.

The issuance of the Additional Issuance Debenture to the Purchaser under the Additional Issuance Agreement was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act. The Company made this determination based on the representations of Delafield that it was acquiring the Additional Issuance Debenture for its own account with no intent to distribute the Additional Issuance Debenture. No general solicitation or general advertising was used in connection with the sale of the Additional Issuance Debenture and the Company had a pre-existing relationship with Delafield.

Our obligations under the Additional Issuance Debenture are secured by an unconditional and continuing, first priority security interest in all of the assets and property (as originally stated in the October 2015 agreement) of the Company until ten days following such time as the equity conditions set forth in the Additional Issuance Debenture are met, pursuant to the terms of the existing Security Agreement.

Q-Biologicals Agreement

We entered into a Manufacturing Services Agreement (the “MSA”) and Quality Assurance Agreement (the “QAA”), each with an effective date of August 12, 2016, with Q-Biologicals NV (“Q-Biologicals”), a contract manufacturing organization located in Belgium. Pursuant to the MSA, Q-Biologicals will produce certain drug substances and product containing certain enzymes at its facility in Belgium. We will use these substances and products for development purposes, including but not limited to clinical trials. The MSA contemplates payment to Q-Biologicals pursuant to a pre-determined fee schedule based on the completion of certain milestones that depend on our manufacturing requirements and final batch yield. We anticipate that our payments to Q-Biologicals under the MSA will range between $2.5 million and $5.0 million over five years, with the majority of the expenditures occurring during the first two years of the MSA when the finished drug product is manufactured and released for clinical trials, including a pre-payment to Q-Biologicals of approximately $144,000. The MSA shall continue for a term of three years unless extended by mutual agreement in writing. We can terminate the MSA early for any reason upon the required notice period, however, in such event, the pre-payment paid upon signing the MSA is considered non-refundable. The QAA sets forth the parties respective obligations and responsibilities relating to the manufacturing and testing of the products under the MSA. The agreements with Q-Biologicals contain certain customary representations, warranties and limitations of liabilities, and confidentiality and indemnity obligations.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2016 and JUNE 30, 2015

Consulting Agreement

On November 1, 2015, the Company entered into an agreement with a consultant to provide services over a nine month period. The Company agreed to issue the consultant 2,120,000 shares of common stock. The Company has recorded $28,305 of consulting expense for the year ended June 30, 2016 related to this agreement. On August 8, 2016, the Board of Directors authorized the issuance of 2,120,000 shares of common stock valued at $0.015 per share to the consultant (See Note 8).

Bonus Award

On August 15, 2016, the Board of Directors approved a cash bonus to James Nathanielsz in the amount of $250,000 of which $50,000 was to be paid on August 31, 2016 and $200,000 will be paid on February 28, 2017. The bonus was issued pursuant to the terms of the employment agreement dated February 25, 2015 and amended on April 14, 2016 and is based upon the performance of the corporation. As of the date of filing, the $50,000 payment was not made.

Regal Consulting

On January 31, 2016, the Company entered into an agreement with a consultant to provide services over a five month period. The Company agreed to issue the consultant 9,000,000 shares of common stock. The Company has recorded $93,600 of consulting expense for the year ended June 30, 2016 related to this agreement. On August 23, 2016, the Board of Directors authorized the issuance of 9,000,000 shares of common stock valued at $0.0104 per share to the consultant (See Note 8).

Conversions

On August 18, 2016, pursuant to a conversion notice, $35,385 of principal and interest was converted at $0.00825 into 4,289,082 shares of common stock.

On August 25, 2016, pursuant to a conversion notice, $54,375 of interest was converted at $0.011625 into 4,677,420 shares of common stock.

On September 21, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $0.010928 into 2,287,702 shares of common stock.

Propanc (UK) Limited

On July 22, 2016, we formed our wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise.

Item 9.   Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None

Item 9A.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, James Nathanielsz, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of June 30, 2016, we had identified the following material weaknesses which still exist through the date of this report:

As of June 30, 2016 and as of the date of this report, we did not maintain effective controls over the disclosure control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions. Additionally, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, James Nathanielsz, of the effectiveness of our internal controls over financial reporting as of June 30, 2016.  Based on this assessment, management believes that, as of June 30, 2016, we did not maintain effective controls over the financial reporting control environment.  Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.  Further, because of the limited size of its administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting.    Because of these material weaknesses, management has concluded that we did not maintain effective internal control over financial reporting as of June 30, 2016, based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013.

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2016 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

Changes in Internal Controls over Financial Reporting

There were no changes in internal controls over financial reporting that occurred during the period covered by this report, which have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Corrective Action

Our Board is seeking a candidate with audit committee financial expertise to serve as an independent director of the Company and as the chairman of our audit committee. Management also plans to make future investments in the hiring of accounting and financial staff. However, improvements in our disclosure controls and procedures and in our internal control over financial reporting will depend on our ability to add additional resources and independent directors to provide more internal checks and balances, and to provide qualified independent members to establish an audit committee. We believe we will be able to commence achieving these goals once we begin generating revenue and positive cash flow and our financial condition improves.

Item 9B.    Other Information.

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Mr. Nathanielsz and Dr. Kenyon are our sole directors. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

Name	Age	Position
James Nathanielsz	42	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Dr. Julian Kenyon	69	Director

James Nathanielsz has served as a director since inception. Mr. Nathanielsz has served as a director and chief executive officer of our Australian company since October 2007. From July 2006 until October 2007, Mr. Nathanielsz served as the New Products Manager of Biota Holdings Limited, an anti-infective drug development company in Australia. Mr. Nathanielsz was selected as a director because he is the Co-Founder of our Australian company and for his experience in research and development and manufacturing and distribution. Mr. Nathanielsz graduated with a Bachelor of Applied Science, majoring in Biochemistry/Applied Chemistry and with a Master of Entrepreneurship & Innovation from Swinburne University of Technology in Melbourne, Australia.

Dr. Julian Kenyon has served as a director since inception. Dr. Kenyon co-founded our Australian company and was appointed as a director of our Australian company on February 12, 2008.  Since 2000, Dr. Kenyon has served as an integrated medical physician and Medical Director of the Dove Clinic for Integrated Medicine in Winchester and London.  Dr. Kenyon has been the Founder-Chairman of the British Medical Acupuncture Society since1980 and is the Co-Founder of the Centre for the Study of Complementary Medicine in Southampton and London.  Dr. Kenyon was selected as a director because he is the Co-Founder of the Australian subsidiary and the business is based on his initial work at the Dove Clinic.  Dr. Kenyon graduated from the University of Liverpool with a Bachelor of Medicine and Surgery and with a research degree, Doctor of Medicine.  Since 1972, he was appointed a Primary Fellow of the Royal College of Surgeons, Edinburgh.

Family Relationships

There are no family relationships between Mr. Nathanielsz and Dr. Kenyon.

Term of Office

Our directors hold office until a successor is elected and qualified or until their earlier resignation, removal from office or death.

Board Committees

Our Board of Directors has no separately designated committees and our two-member Board of Directors acts as the audit committee and the compensation committee. We do not have an audit committee financial expert serving on our Board of Directors. Due to limited financial resources, we have been unable to identify a director who can serve as an audit committee financial expert at this time.

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

As of September 28, 2016, the members of the Scientific Advisory Board were:

•	Professor John Smyth;
•	Professor Klaus Kutz (also serving as Chief Medical Officer of the Company);
•	Dr. Ralf Brandt;
•	Dr. Joseph Chalil;
•	Dr. Macarena Perán;
•	Dr. Juan Antonio Marchal Corrales; and
•	Dr. Maria Garcia.

Each of the members of our Scientific Advisory Board acts as an independent consultant and is compensated on an hourly basis for his or her services.  There is presently no stock based compensation for their services. In addition, we may have relationships with entities with which the members may be associated.

Professor Kutz is also acting as Chief Medical Officer for Propanc, His compensation continues to be based on an hourly rate as per his Advisory Board Agreement.  Propanc intends to appoint Professor Kutz as Chief Medical Officer of Propanc in a full time capacity at a time that is mutually agreed upon between both parties.

Professor John Smyth

John Smyth has, for the past 25 years, served as Chair of Medical Oncology in the University of Edinburgh Medical School, where his major research interest is the development and evaluation of new anti-cancer drugs.  He has published over 300 papers and is Editor-in-Chief of the European Journal of Cancer.  He served for several years on the UK Committee on Safety of Medicines, currently Chair's the Expert Advisory Group for Oncology & Haematology for the Commission on Human Medicines and serves on the Expert Oncology Advisory Group to the European Drug Licensing Board.   He is a fellow of the Royal College of Physicians of Edinburgh and London, and fellow of the Royal Society of Edinburgh.  He is a past-president of the European Society of Medical Oncology and from 2005 to 2007 was President of the Federation of European Cancer Societies.

Professor Klaus Kutz

Professor Kutz has 15 years of experience as an independent consultant in Clinical Pharmacology and Safety for pharmaceutical companies and clinical research organizations.  His specialty over the last six years is Oncology, including preparation of multiple NDAs and INDs for small and medium sized pharmaceutical companies.  He has prepared, organized and reported clinical Phase I studies in oncology and Phase II studies in different cancer indications (prostate, gastric, ovarian, small cell lung cancer) and Non-Hodgkin Lymphomas.  Professor Kutz has more than 12 years of experience as Head of Clinical Pharmacology with world-wide responsibilities for Phase I and Clinical Pharmacokinetics in two internationally operating pharmaceutical companies, setting up and restructuring international Clinical Pharmacology departments. His achievements include the successful world-wide registration of multiple important Sandoz’ compounds by preparation of multiple NDAs (New Drug Applications) and Expert reports (including Written Summary), as well as the preparation of multiple INDs (Investigational New Drug Applications) for Sandoz Pharma Ltd and Sanofi Research.  He is a specialist for Internal Medicine, Gastroenterology, and Clinical Pharmacology and he is also Professor of Medicine at the University of Bonn, Germany.

Dr. Ralf Brandt

Dr. Brandt is the co-founder of vivoPharm. He is a biochemist and cell biologist with over 15 years of experience in research programs of experimental oncology. Furthermore, he has immense experience with in vivo pharmacology and anti-cancer drug profiling. He received his License (BSc in Biochemistry and Animal Physiology) in 1986, and his PhD (in Biochemistry) in 1991 from the Martin-Luther University of Halle-Wittenberg, Germany. Dr. Brandt was employed at research positions at the National Cancer Institute in Bethesda, MD, USA and at Schering AG, Germany. Since 1990, Dr. Brandt has been active in the field of preclinical oncology. He led the Tumour Biology program at Novartis Pharma AG, Switzerland and established several transgenic mouse lines developing tumors under the control of oncogenes. During Dr. Brandt's long career in the pharmaceutical industry he has acquired significant knowledge and expertise in leading business units and representation of services to the pre-clinical research market. Dr. Brandt is a member of the Scientific Advisory Board at Receptor Inc. in Toronto, Canada.

Dr. Joseph Chalil

Dr. Chalil is a Physician and Executive at Boehringer Ingelheim, the world's largest privately held pharmaceutical company. Headquartered in Ingelheim, Germany, Boehringer Ingelheim operates globally with 146 affiliates and a more than 47,700 employees. In 2014, Boehringer Ingelheim achieved net sales of about 13.3 billion euros. Research and development expenditure corresponds to 19.9 percent of its net sales.

In addition to his responsibilities at Boehringer Ingelheim, Dr. Chalil is the Chairman of Global Clinical Research and Trial Network of the American Association of Physicians of Indian Origin (AAPI) and has served as Scientific Advisor to AAPI for the past five years. AAPI is the second largest physician organization in the U.S. second only to AMA, and the largest ethnic medical organization in the country.

A veteran of the United States Navy Medical Corps, Dr. Chalil is also board certified in healthcare management, and has been awarded Fellowship by the American College of Healthcare Executives, an international professional society of more than 40,000 healthcare executives who lead hospitals, healthcare systems and other healthcare organizations.

Dr. Chalil is an expert in U.S. Healthcare policy and a strong advocate for patient centered care, and has also served as an advisor to various national political campaigns on healthcare issues. Dr. Chalil completed his higher studies in University of Medicine and Dentistry of New Jersey, Davenport University, JJM Medical College and Baylor College of Medicine. He has been a Visiting Professor at various Universities and serves on various company Boards.

Dr. Macarena Perán

Dr. Macarena Perán holds a B.S. in Biology and an M.S. in Biochemistry and Molecular Biology from the University of Málaga, Spain. Dr. Perán moved to the Neuroscience Department at Durham University, UK, where she studied the Cellular Distribution and Immobilisation of GABAA Receptors on the cell membrane and graduated in 2000 with a Ph.D. She moved back to Spain and completed another Ph.D. program in the Faculty of Medicine focused on Changes in the Behavior of Central Nervous Proteins; she completed a second Ph.D. from Granada University. In 2005/2006, she attended Bath University, UK, Prof. David Tosh lab, and changed her research interest to the development of new anti-cancer drugs and cell therapy for regenerative medicine. In 2011, she spent a year as a visiting scientist in the Salk Institute for Biological Studies, California, Prof. Juan Carlos Izpisua-Belmonte lab. Currently, Dr. Perán is Reader in Anatomy at University of Jaen in Spain and is working with the Institute for Regenerative Medicine and Pathobiology (IBIMER).

Dr. Juan Antonio Marchal Corrales

Dr. Juan Antonio Marchal Corrales is Professor of Anatomy and Embryology at the Faculty of Medicine of University of Granada. He graduated in Medicine and Surgery in 1992, obtaining the degree “summa cum laude”. He defended his doctoral thesis in 1996. Prof. Marchal has worked at three universities in different educational categories and is responsible for the research group "Differentiation, Regeneration and Cancer". He has participated in 39 research projects of national and international character, being principal investigator in 13 of them. He has a total of 145 publications in journals, of which 125 are listed in the Journal Citation Reports. He has spent time at the University of Sassari (Italy) and as visiting professor. He is inventor of 14 patents, 4 of them licensed. He is a member of the Advisory Board of the International Graduate School of the University of Granada, member of the standing committee of the Scientific Council and coordinator of Area Research in the Biosanitary Institute of Granada (ibs.GRANADA) and member of the Governing Board at the Institute of Pathobiology and Regenerative Medicine (IBIMER). He has recently been named director of the Chair Drs. Galera and Requena of Cancer Stem Cell Research at the University of Granada.

Dr. Maria Garcia

Dr. Maria Garcia, graduated in Biology from University of Granada (Spain) in 1997, became a Molecular Biologist working in the National Centre of Biotechnology characterizing the mechanism of action of “Protein kinase induced by interferon: PKR”. These studies gave rise to a PhD title awarded with an Extraordinary Thesis Award by the Autonomous University of Madrid in 2004. In 2002, Dr. García completed a 3-months stay at the University of Wyoming with Dr. Roth. During the postdoctoral period, she got major public and private funding to characterize new activity of the main tumor suppressor genes that are mutated in more than 50% of human cancers such as p53, ARF and Rb. Dr. García currently has a competitive research contract from the National Health System to lead translational cancer research, aiming at the integration of basic, clinical and epidemiological cancer research in the University Hospital Complex of Granada. She leads a line of research involving new antitumor drugs, biological therapies, biomarkers and cancer stem cell studies. Finally, Dr García has more than 30 peer-reviewed publications in international journals with an average impact factor of 5 and a H-Index of 14

Code of Ethics

The Board has adopted a Code of Ethics (the “Code”) to apply to all of our directors, officers and employees. The Code is intended to promote ethical conduct and compliance with laws and regulations, to provide guidance with respect to the handling of ethical issues, to implement mechanisms to report unethical conduct, to foster a culture of honesty and accountability, to deter wrongdoing and to ensure fair and accurate financial reporting. A copy of the Code is available at our website www.propanc.com.

Item 11.   Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation paid or accrued by us to our principal executive officer for the years ended June 30, 2016 and 2015.

The compensation reported in the summary compensation table below is not necessarily indicative of how we will compensate our officer in the future. We expect that we will continue to review, evaluate and modify our compensation framework and the compensation of our officer could change as the business develops.

Summary Compensation Table for Fiscal 2016 and 2015

Year		Salary ($)		Bonus ($)		Option Awards ($)		All Other Compensation ($)		Total ($)

James Nathanielsz (1)	2016	$218,460	(2)	$182,050	(3)	$1,962,440	(4)	$20,754	(5)	$2,383,704
Chief Executive Officer, Chief Financial Officer and Chief Operating Officer	2015	$167,380	(2)	$167,380	(6)	-		$15,483	(5)	$350,243

(1)	For purposes of the information included in the table, the conversion rates as of June 30, 2016 and 2015, $0.7282 and $0.8369, respectively, were used to convert amounts from AUD to USD.

(2)	Under the Nathanielsz Employment Agreement (defined below), Mr. Nathanielsz receives a gross annual salary of $300,000 AUD per year. From August 15, 2010 through February 25, 2015, Mr. Nathanielsz received a gross annual salary of $150,000 AUD per year.

(3)	On August 15, 2016, the Board granted Mr. Nathanielsz a $250,000 AUD cash bonus of which $50,000 was due to be paid on August 31, 2016 and $200,000 is to be paid on February 28, 2017, based upon performance during the 2016 fiscal year. The August 31, 2016 amount has not yet been paid.

(4)	On April 14, 2016, the Board granted Mr. Nathanielsz 71,500,000 stock options with an exercise price of $0.03 per share (market value of the Company’s Common Stock on the Grant Date). 23,833,333 of such stock options vested on April 14, 2016 and expire on April 14, 2021, 23,833,333 of such stock options vest on April 14, 2017 (the first anniversary of the Grant Date) and 23,833,334 of such stock options vest on April 14, 2018 (the second anniversary of the Grant Date). These stock options expire on April 14, 2021. The fair value of the 71,500,000 options at the Grant Date is $1,962,440.

(5)	Under the Nathanielsz Employment Agreement, Mr. Nathanielsz receives a 9.25% contribution to a pension of which he is the beneficiary. In addition, pursuant to the Nathanielsz Employment Agreement, the Company may make a monthly payment to cover the costs relating to Mr. Nathanielsz use of a vehicle. No such payments were made in fiscal 2015 or fiscal 2016.

(6)	On April 14, 2016, the Board approved the payment of a bonus of $200,000 AUD based on certain performance achievements in 2015.

Narrative to Summary Compensation Table

Employment Agreement with James Nathanielsz

The Company and James Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement also contemplates that Mr. Nathanielsz serves as a member of the Board. The Nathanielsz Employment Agreement expires February 25, 2018; however, the term of the Nathanielsz Employment Agreement will automatically renew for successive one-year periods unless either party provides 30 days’ prior written notice of its intent not to renew.

The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.25% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into Common Stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion .The Company has also agreed to pay Mr. Nathanielsz an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Board and based upon the performance of the Company.

Mr. Nathanielsz is entitled to 20 days of annual leave and 8 days of paid sick leave. Mr. Nathanielsz is also entitled to participate in employee benefits plans, fringe benefits and perquisites maintained by the Company to the extent the Company provides similar benefits or perquisites (or both) to similarly situated executives of the Company.

In the event that the Company provides notice of non-renewal of the Nathanielsz Employment Agreement, the Company terminates Mr. Nathanielsz without cause (as defined in the Nathanielsz Employment Agreement) or Mr. Nathanielsz terminates his employment for good reason (as defined in the Nathanielsz Employment Agreement), the Company has agreed to pay Mr. Nathanielsz a severance payment in an amount equal to Mr. Nathanielsz’s base salary for the year of termination in addition to accrued but unpaid salary, reimbursement of expenses and certain other employee benefits as determined under the terms of the applicable plans (“Accrued Amounts”). In the event that Mr. Nathanielsz provides notice of non-renewal of the Nathanielsz Employment Agreement, the Company terminates Mr. Nathanielsz for cause or Mr. Nathanielsz terminates his employment without good reason, Mr. Nathanielsz is only entitled to the Accrued Amounts.

The Company has agreed to indemnify Mr. Nathanielsz for any liabilities, costs and expenses incurred in the event that he is made a party to a proceeding due to his roles with the Company, other than any proceeding initiated by Mr. Nathanielsz or the Company relating to any dispute with respect to the Nathanielsz Employment Agreement or Mr. Nathanielsz’s employment.

Under the terms of the Nathanielsz Employment Agreement, Mr. Nathanielsz is also subject to certain restrictive covenants, including a one-year non-compete.

On April 14, 2016, the Board approved Amendment No.1 to the Nathanielsz Employment Agreement to include a provision pursuant to which the Company pays Mr. Nathanielsz a monthly amount to cover the costs relating to Mr. Nathanielsz use of a vehicle.

Also on April 14, 2016, the Board approved the payment of an annual bonus to the Chief Executive Officer based on certain performance achievements in 2015 in accordance with the terms of the Nathanielsz Employment Agreement. The bonus amount approved was $200,000 AUD (or 66.66% of the CEO’s current base salary).

On April 14, 2016 (the “Grant Date”), the Board of Directors of the Company granted 71,500,000 stock options with an exercise price of $0.03 per share (market value of the Company’s Common Stock on the Grant Date), to Mr. Nathanielsz. 23,833,333 of such stock options vested on April 14, 2016, 23,833,333 of such stock options vest on April 14, 2017 (the first anniversary of the Grant Date) and 23,833,334 of such stock options shall vest on April 14, 2018 (the second anniversary of the Grant Date). These stock options expire on April 14, 2021. The fair value of the 71,500,000 options at the Grant Date is $1,962,440.

On August 15, 2016, the Board granted Mr. Nathanielsz a cash bonus in the amount of $250,000 AUD (representing 83.33% of his annual base salary), $50,000 of which was paid to Mr. Nathanielsz on August 31, 2016 and $200,000 of which will be paid to Mr. Nathanielsz on February 28, 2017 pursuant to the terms of the Nathanielsz Employment Agreement, based upon the performance of the Company.

Outstanding Equity Awards

Option awards				Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James Nathanielsz (1)	23,833,333	47,666,667	$0.03	April 14, 2021	—	—

(1)	On April 14, 2016, the Board granted Mr. Nathanielsz 71,500,000 stock options at an exercise price of $0.03 per share (market value of the Common Stock on the Grant Date). 23,833,333 of such stock options vested on April 14, 2016 and expire on April 14, 2021, 23,833,333 of such stock options vest on April 14, 2017 (the first anniversary of the Grant Date) and expire on April 14, 2021 and 23,833,334 of such stock options vest on April 14, 2018 (the second anniversary of the Grant Date) and expire on April 14, 2021. The fair value of the 71,500,000 options at the Grant Date is $1,962,440.

Director Compensation

Name	Fees earned or paid in cash ($)		Option Awards ($)		All Other Compensation ($)	Total ($)

Julian Kenyon (1)	$87,384	(2)	$1,962,440	(3)	—	$2,049,824

(1)	Information in this table is provided for the fiscal year ending June 30, 2016. The conversion rate of 0.7282 was used to convert amounts from AUD to USD.

(2)	Under the Director Agreement (defined below), Dr. Kenyon receives a gross annual salary of $120,000 AUD per year. See “Compensation of Directors — Director Agreement with Julian Kenyon” below for additional details.

(3)	On April 14, 2016, the Board granted Dr. Kenyon 71,500,000 stock options at an exercise price of $0.03 per share (market value of the Common Stock on the Grant Date). 23,833,333 of such stock options vested on April 14, 2016 and expire on April 14, 2021, 23,833,333 of such stock options vest on April 14, 2017 (the first anniversary of the Grant Date) and expire on April 14, 2021 and 23,833,334 of such stock options vest on April 14, 2018 (the second anniversary of the Grant Date) and expire on April 14, 2021. The fair value of the 71,500,000 options at the Grant Date is $1,962,440.

Director Agreement with Julian Kenyon

The Director Agreement sets forth the terms and conditions of Dr. Kenyon’s service as a director on the Board (the “Director Agreement”). Dr. Kenyon’s appointment term is three years, ending on February 25, 2018; however, the term this term will automatically renew for successive one-year periods unless either party provides 30 days’ prior written notice of its intent not to renew.

Under the Director Agreement, Dr. Kenyon receives monthly consideration of $10,000 AUD ($120,000 AUD annualized). Dr. Kenyon has the ability to convert any accrued but unpaid compensation into Common Stock at the end of each fiscal year at a conversion price to be determined by Dr. Kenyon and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion.

In the event that the Company provides notice of non-renewal of the Director Agreement, the Company terminates Dr. Kenyon without cause (as defined in the Director Agreement) or Dr. Kenyon terminates his employment for good reason (as defined in the Director Agreement), the Company has agreed to pay Dr. Kenyon a severance payment in an amount equal to Dr. Kenyon’s base salary for the year of termination in addition to accrued but unpaid salary and reimbursement of expenses (“Kenyon Accrued Amounts”). In the event that Dr. Kenyon provides notice of non-renewal of the Director Agreement, the Company terminates Dr. Kenyon for cause or Dr. Kenyon terminates his employment without good reason, Dr. Kenyon is only entitled to the Kenyon Accrued Amounts.

The Company has agreed to indemnify Dr. Kenyon for any liabilities, costs and expenses incurred in the event that he is made a party to a proceeding due to his role with the Company, other than any proceeding initiated by Dr. Kenyon or the Company relating to any dispute with respect to the Director Agreement or Dr. Kenyon’s service as a director.

Under the terms of the Director Agreement, Dr. Kenyon is also subject to certain restrictive covenants, including a one-year non-compete.

On April 14, 2016, the board of directors of the Company granted 71,500,000 stock options with an exercise price of $0.03 per share (market value of the Company’s Common Stock on the Grant Date), to Dr. Kenyon. 23,833,333 of such stock options vested on April 14, 2016 and expire on April 14, 2021, 23,833,333 of such stock options shall vest on April 14, 2017 (the first anniversary of the Grant Date) and expire on April 14, 2021 and 23,833,334 of such stock options shall vest on April 14, 2018 (the second anniversary of the Grant Date) and expire on April 14, 2021. The fair value of the 71,500,000 options at the Grant Date is $1,962,440.

Other Director Compensation

Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board members.

Scientific Advisory Board Members Compensation

The Company has entered into Scientific Advisory Board Member Agreements with certain members of its Scientific Advisory Board (the “SAB Agreements”). The SAB Agreements contain substantially similar terms and primarily relate to the protection of the Company’s intellectual property. The SAB Agreements also include provisions for the members’ compensation for the services performed as a member of the Scientific Advisory Board. Messrs. Kutz, Brandt and Smyth each are paid a monetary fee for each year of service provided and Dr. Chalil received 600,000 shares of Common Stock in September 2015.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on the written representations of our directors and executive officers and copies of reports that they and persons who owned more than 10% of our common stock have filed with the SEC, we understand that our Chief Executive Officer and director, James Nathanielsz filed one late report disclosing two transactions, and our director, Dr. Julian Kenyon filed one late report disclosing two transactions.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation Plans Not Approved by Security Holders	143,000,000 (1)	$0.03	--	(2)

Total	143,000,000 (1)	$0.03	--	(2)

(1)	On April 14, 2016, the Board of Directors of the Company granted options to purchase shares of the Corporation’s common stock to each of James Nathanielsz and Dr. Julian Kenyon. The Corporation granted 71,500,000 stock options at an exercise price of $0.03 per share (market value of the Company’s stock on the Grant Date), to each of Mr. Nathanielsz and Mr. Kenyon. 23,833,333 of such stock options vested on April 14, 2016 and expire on April 14, 2021, 23,833,333 of such stock options shall vest on April 14, 2017 (first anniversary of the Grant Date) and expire on April 14, 2021 and 23,833,334 of such stock options shall vest on April 14, 2018 (second anniversary of the Grant Date) and expire on April 14, 2021. The fair value of each of the 71,500,000 options at the Grant Date is $1,962,440 (aggregate total of $3,924,880).

(2)	Our CEO, James Nathanielsz and our Director, Dr. Julian Kenyon have the option under their individual employment and director agreements, respectively, to convert any accrued but unpaid salary or fees, as the case may be, into common stock of the Company at a conversion rate between par value and the closing bid price on the date of conversion to be determined by the parties

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of our voting stock beneficially owned, as of September 26, 2016 by (i) those persons known by Propanc to be owners of more than five percent of the Common Stock, (ii) each director, (iii) our named executive officer, and (iv) all executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)

Common Stock	James Nathanielsz (2)	66,544,444	8.2%

Common Stock	Dr. Julian Kenyon (3)	52,299,867	6.4%

Common Stock	All directors and executive officers as a group	118,844,311	14.2%

Preferred Stock (4)	James Nathanielsz	500,001	100.0%

Preferred Stock (4)	All directors and executive officers as a group	500,001	100.0%

Principal Shareholder:
Common Stock	Delafield Investments Limited (5) c/o Magna Group LLC 40 Wall Street, 58th Floor New York, New York 10005	354,967,567	- (6)

(1)	Applicable percentages are based on 789,680,992 shares outstanding as of September 26, 2016, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them.

(2)	Includes 42,711,111 shares of Common Stock held by North Horizon Investments Pty Ltd., a Nathanielsz Family Trust. Mr. Nathanielsz, a director and executive officer of the Company, has voting and investment power over these shares. Also includes 23,833,333 shares of Common Stock issuable under stock options currently exercisable or exercisable within 60 days of September 26, 2016.

(3)	Represents 28,466,534 shares of Common Stock held by Dr. Julian Kenyon, a director of the Company and 23,833,333 shares of Common Stock issuable under stock options currently exercisable or exercisable within 60 days of September 26, 2016.

(4)	Mr. Nathanielsz owns 500,000 shares of Series A Preferred Stock and one share of Series B Preferred Stock.

(5)	Includes shares issuable upon conversion of the Debenture and the Additional Issuance Debenture, based on a conversion price, prior to any discount, using the closing price of $0.0149 as of September 26, 2016 and the shares underlying the 2016 Warrants currently exercisable or exercisable within 60 days of September 26, 2016. Magna Gibraltar, a Delaware limited liability company, is a partial owner of Delafield and, through representation on the board of directors of Delafield, controls Delafield. Pursuant to a shareholders agreement relating to the ownership of Delafield, the board of directors of Delafield, acting by majority vote, has sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of all securities owned directly by Delafield, including, without limitation, the Common Stock issuable upon conversion of the Debenture and the Additional Issuance Debenture and the exercise of the 2016 Warrants. The board of directors of Delafield consists of three individuals, two of which are appointed by Magna Gibraltar. The two directors appointed by Magna Gibraltar are Joshua Sason and Michael Abitebol.

(6)	With the inclusion of the shares issuable upon conversion of the Debenture and the Additional Issuance Debenture and the shares underlying the 2016 Warrants, including the 12,500,000 shares exercised on August 18, 2016, Delafield could be deemed, for purposes of this table, to beneficially own 31.4% of the Common Stock, however, the Debenture and the Additional Issuance Debenture and the 2016 Warrants each contain provisions limiting Delafield’s beneficial ownership to 4.99% of our Common Stock and such ownership limitation prevents Delafield from acquiring beneficial ownership of more than five percent of the Common Stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Since our inception, we have conducted transactions with our directors and director related entities. These transactions included the following:

Effective May 5, 2016, we entered into an agreement for the lease of our principal executive offices with North Horizon Pty Ltd, of which Mr. Nathanielsz and his wife are the owners and directors. The lease has a five-year term and provides for annual rental payments of $39,600 AUD, which includes $3,600 of goods and service tax, for total payments of $198,000 AUD during the term of the lease.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been an employee of the Company since October 2015. Mrs. Nathanielsz receives an annual salary of $54,615 and is entitled to benefits customarily expected to be provided to employees of the Company. From July 2015 until October 2015, Mrs. Nathanielsz was an independent contractor serving the Company and was paid approximately $13,632 for her services.

Since the beginning of the fiscal years ended June 30, 2015 and June 30, 2016, respectively, we owed the following aggregate amounts to Mr. Nathanielsz: $14,278 and $0, respectively. The interest payable in the last two fiscal years on the loan from Mr. Nathanielsz was $2,181 and $0. No further amounts are due and owing to Mr. Nathanielsz by the Company. Since the beginning of the fiscal years ended June 30, 2015 and June 30, 2016, respectively, we owed the following aggregate amounts to Dr. Kenyon: $8,491 and $0, respectively. The interest payable in the last two fiscal years on the loan from Dr. Kenyon was $928 and $109.

On February 4, 2015, we entered into Debt Settlement Agreements with our Chief Executive Officer and director, James Nathanielsz, and our director, Dr. Julian Kenyon, whereby we issued 33,259,350 and 17,654,470 shares of common stock, respectively, to settle the outstanding balance of non-interest bearing loans in the amounts of approximately $24,000 and $17,000, respectively. We valued the common stock at a price of $0.0025 per share based on the last private placement purchase price per share for a total value of $127,284 which resulted in us recording a loss of $86,455 as a result of these settlements.

Our directors do not meet the definition of independence generally, nor with respect to committee independence standards under the NASDAQ Listing Rules.

Item 14.   Principal Accounting Fees and Services.

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in 2016 and 2015 were approved by the Board of Directors.  The following table shows the fees for the years ended June 30, 2016 and 2015:

	2016	2015
Audit Fees (1)	$44,900	$42,200
Audit Related Fees (2)	$4,800	$-
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$49,700	$42,200

(1)      Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.

(2)      Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3)      Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2016 and 2015.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2016 and 2015.

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

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during 2016 and 2015 were reviewed and approved by our Board of Directors before the respective services were rendered.

PART IV

Item 15. Exhibits

(a) Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011.

3.3	Certificate of Amendment to the Certificate of Incorporation, dated November 11, 2014, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on December 16, 2014.

3.4	Certificate of Amendment to the Certificate of Incorporation, dated July 9, 2015, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 15, 2015.

4.1	Certificate of Designation of Series A Preferred Stock, dated December 2, 2014, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 16, 2014.

4.2	Certificate of Designation of Series B Preferred Stock, dated June 16, 2015, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 15, 2015.

4.3	Debenture issued to Delafield Investments Limited (“Delafield”), dated October 28, 2015, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 3, 2015.

4.4	Five Month Common Stock Purchase Warrant issued to Delafield, dated August 3, 2016, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 4, 2016.

4.5	Common Stock Purchase Warrant issued to Delafield, dated August 3, 2016, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 4, 2016.

4.6	Debenture issued to Delafield, dated September 15, 2016, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 16, 2016.

10.1	Debt Settlement Agreement between the Company and James Nathanielsz, dated February 4, 2015, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on February 17, 2015.

10.2	Debt Settlement Agreement between the Company and Julian Kenyon, dated February 4, 2015, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on February 17, 2015.

10.3	Consulting Agreement between the Company and Regal Consulting LLC, dated February 15, 2015, incorporated by reference to Exhibit 10.8 to the Current Report on Form 8-K filed on April 13, 2015.

10.4	Consulting Agreement between the Company and Circadian Group, dated March 12, 2015, incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K filed on April 13, 2015.

10.5	Securities Purchase Agreement between the Company and Delafield, dated October 28, 2015, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2015.

10.6	Registration Rights Agreement between the Company and Delafield, dated October 28, 2015, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 3, 2015.

10.7	Security Agreement between the Company, all of the Subsidiaries of the Company and Delafield, dated October 28, 2015, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 3, 2015.

10.8	Addendum, dated March 11, 2016, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 11, 2016.

10.9†	Employment Agreement entered into as of February 25, 2015 by and between James Nathanielsz and the Company, incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on March 25, 2016.

10.10†	Director Agreement entered into as of February 25, 2015 by and between Julian Kenyon and the Company, incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on March 25, 2016.

10.11†	Form of Scientific Advisory Board Member Agreement, incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on March 25, 2016.

10.12†	Amendment No. 1 to Employment Agreement entered into as of April 14, 2016 by and between James Nathanielsz and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on May 16, 2016.

10.13	Letter Agreement by and between the Company and Delafield, dated July 1, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 5, 2016.

10.14	Letter Agreement by and between the Company and Delafield, dated August 3, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2016.

10.15	Manufacturing Services Agreement by and between Q-Biologicals NV and the Company, dated August 12, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 23, 2016.

10.16	Quality Assurance Agreement by and between Q-Biologicals NV and the Company dated August 12, 2016, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 23, 2016.

10.17	Securities Purchase Agreement between the Company and Delafield, dated September 15, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 16, 2016.

31.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document.

101. SCH*	XBRL Taxonomy Extension Schema Document

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Deemed furnished and not filed.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC HEALTH GROUP CORPORATION

Dated: September 28, 2016	By:	/s/ James Nathanielsz
James Nathanielsz
Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ James Nathanielsz	Chief Executive Officer,	September 28, 2016
James Nathanielsz	Chief Financial Officer, Chief Accounting Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Julian Kenyon
Julian Kenyon	Director	September 28, 2016

