Form 10-Q
period 2016-09-30
Propanc Health Group Corp
filed 2016-11-10
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 811,511,724 shares of common stock, $0.001 par value per share, were outstanding as of November 10, 2016.

PROPANC HEALTH GROUP CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

September 30, 2016

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim consolidated financial statements of Propanc Health Group Corporation are included in this quarterly report on Form 10-Q:

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	June 30, 2016
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$24,913	$121,070
GST tax receivable	9,948	29,355
Prepaid expenses and other current assets	129,511	210,122
Prepaid rent - related party	2,300	2,220

TOTAL CURRENT ASSETS	166,672	362,767

Security deposit	-	1,628
Security deposit - related party	2,300	2,220
Property and equipment, net	12,423	12,527

TOTAL ASSETS	$181,395	$379,142

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$326,096	$370,093
Accrued expenses and other payables	83,340	137,487
Convertible notes and related accrued interest, net of discount and premiums	546,571	1,202,523
Loans payable	2,300	2,220
Embedded conversion option liabilities	795,658	994,343
Warrant derivative liability	36,934	55,839
Due to directors - related parties	35,163	33,943
Loans from directors and officer - related parties	56,736	54,767
Employee benefit liability	102,551	93,220

TOTAL CURRENT LIABILITIES	1,985,349	2,944,435

Commitments and Contingencies (See Note 7)

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.01 par value; 10,000,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	5,000	5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 and 1 share issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	-	-
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 793,924,744 and 728,616,312 shares issued and outstanding as of September 30, 2016 and June 30, 2016, respectively	793,925	728,617
Additional paid-in capital	28,968,668	26,945,849
Accumulated other comprehensive (loss) income	(93,555)	131,264
Accumulated deficit	(31,477,992)	(30,376,023)

TOTAL STOCKHOLDERS' DEFICIT	(1,803,954)	(2,565,293)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$181,395	$379,142

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,
	2016	2015

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	1,004,503	848,979
Occupancy expenses	8,597	4,938
Research and development	161,197	153,474
TOTAL OPERATING EXPENSES	1,174,297	1,007,391

LOSS FROM OPERATIONS	(1,174,297)	(1,007,391)

OTHER INCOME (EXPENSE)
Interest expense	(471,387)	(418,644)
Interest income	8	2,027
Change in fair value of derivative liabilities	369,373	795,853
Gain (loss) on debt settlements, net	345	-
Foreign currency transaction gain (loss)	173,989	(210,739)
TOTAL OTHER INCOME (EXPENSE)	72,328	168,497

LOSS BEFORE INCOME TAXES	(1,101,969)	(838,894)

INCOME TAX BENEFIT	-	-

NET LOSS	(1,101,969)	(838,894)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	(224,819)	258,430

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(224,819)	258,430

TOTAL COMPREHENSIVE LOSS	$(1,326,788)	$(580,464)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	767,311,538	350,228,617

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Three Months Ended September 30,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,101,969)	$(838,894)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	84,076	458,331
Warrant modification expense	21,007	-
Foreign currency transaction (gain) loss	(173,989)	210,739
Depreciation expense	549	171
Amortization of debt discount	444,835	206,935
Change in fair value of derivative liabilities	(369,373)	(795,853)
Stock option expense	494,642	-
Accretion of put premium	-	154,198
Changes in Assets and Liabilities:
GST receivable	20,244	(4,495)
Prepaid expenses and other assets	29	8,192
Accounts payable	(56,687)	87,636
Employee benefit liability	5,916	6,797
Payment for security deposit	1,669	-
Accrued expenses	(58,457)	77,152
Accrued interest	3,910	23,379
NET CASH USED IN OPERATING ACTIVITIES	(683,598)	(405,712)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(679)
NET CASH USED IN INVESTING ACTIVITIES	-	(679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayments to principal stockholder	-	(13,549)
Loan repayments	-	(19,613)
Proceeds from convertible promissory notes	150,000	552,500
Repayments of convertible promissory notes	-	(104,000)
Proceeds from the exercise of warrants	464,286	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	614,286	415,338

Effect of exchange rate changes on cash	(26,845)	(39,116)

NET DECREASE IN CASH	(96,157)	(30,169)

CASH AT BEGINNING OF PERIOD	121,070	107,627
CASH AT END OF PERIOD	$24,913	$77,458

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Prepaid common stock issued for services	$-	$18,139
Reduction of put premium related to conversions of convertible note	$40,909	$122,727
Conversion of convertible notes and accrued interest to common stock	$153,610	$278,487
Discounts related to warrants issued with convertible debenture	$910,178	$-
Discounts related to derivative liability	$165,000	$200,000

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

Propanc PTY LTD was incorporated in Melbourne, Victoria Australia on October 15, 2007, and is based in Camberwell, Victoria Australia. Since inception, substantially all of the efforts of the Company have been the development of new cancer treatments targeting high risk patients who need a follow up, nontoxic, long term therapy which prevents the cancer from returning and spreading. The Company anticipates establishing global markets for its technologies.

On November 23, 2010, Propanc Health Group Corporation (the “Company,” “we,” “us,” “our”) was incorporated in the state of Delaware. In January 2011, to reorganize the Company, Propanc Health Group Corporation acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary.

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended September 30, 2016 and 2015 and cash flows for the three months ended September 30, 2016 and 2015 and our financial position as of September 30, 2016 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Certain information and disclosures normally included in the notes to the annual audited consolidated financial statements have been condensed or omitted from these interim unaudited consolidated financial statements.  Accordingly, these interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2016. The June 30, 2016 balance sheet is derived from those statements.

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

SEPTEMBER 30, 2016

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

Other Comprehensive Income (Loss) for all periods presented includes only foreign currency translation gains (losses).

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred.

As of September 30, 2016 and June 30, 2016, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the unaudited financial statements were as follows:

	September 30, 2016	June 30, 2016
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.7667	0.7401

Average exchange rate for the period
USD : AUD exchange rate	0.7585	0.7282

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the three months ended September 30, 2016 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2016	$131,264
Foreign currency translation loss	(224,819)
Ending balance, September 30, 2016	$(93,555)

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

The Company adopted accounting guidance for fair value measurements of financial assets and liabilities. The adoption did not have a material impact on the Company’s results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of September 30, 2016 or June 30, 2016.

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

For its lead patent, the Company received grant status, or has been accepted in South Africa, Australia, Japan, Singapore, Indonesia and New Zealand.  In addition, the United States Patent and Trademark office (the “USPTO”) and the European Patent Office (the “EPO”) have made preliminary indications that key features of the Company’s technology are patentable. The Company is presently working towards securing a patent in each region, covering as many aspects of its technology as possible, while also actively seeking protection throughout Eastern Europe, Asia and South America.

Individual countries and regions where the Company is actively seeking protection for its lead patent include the United States, Canada, Brazil, China, Mexico, Hong Kong, Israel, Chile, Peru, Malaysia, Vietnam, Europe, Russia, India and South Korea.

Of the four patents, the Company has either filed an application or is presently under examination in the country of origin. Two patent applications have been filed in the United States, one patent application has been filed in Spain and another in Australia.

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

SEPTEMBER 30, 2016

(unaudited)

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

As of September 30, 2016 and June 30, 2016, the Company was owed $9,948 and $29,355, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

Derivative Instruments

ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) depending on the purpose of the derivatives and whether they qualify and have been designated for hedge accounting treatment. The Company does not have any derivative instruments for which it has applied hedge accounting treatment.

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

Income Taxes

The Company is governed by Australia and United States income tax laws, which are administered by the Australian Taxation Office and the United States Internal Revenue Service, respectively. The Company follows Financial Accounting Standards Board (“FASB”) ASC 740 when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes.  Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income.  Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.  Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

The Company adopted provisions of ASC 740, Sections 25 through 60, “Accounting for Uncertainty in Income Taxes.”  These sections provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, research and development costs are expensed when incurred.  Total research and development costs for the three months ended September 30, 2016 and 2015 were $161,197 and $153,474, respectively.

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

Stock Based Compensation

The Company records stock based compensation in accordance with ASC Topic 718, “Stock Compensation” (“ASC 718”) and Staff Accounting Bulletin No. 107 (“SAB 107”) Share Based Payment issued by the SEC in March 2005 regarding its interpretation of ASC 718.  ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The Company values employee and non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non-Employees.”

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, (codified in ASC 605), the Company recognizes revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, the Company recognizes revenue relating to royalties on product sales in the period in which the sale occurs and the royalty term has begun.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. For the three months ended September 30, 2016, there were 238,879,158 warrants outstanding, 143,000,000 stock options and five convertible notes payable that are convertible into 185,997,987 common shares respectively which are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

FASB, Accounting Standard Updates (“ASU”) which are not effective until after September 30, 2016 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations. The Company is evaluating or has implemented the following at September 30, 2016:

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adoption of ASU 2016-15.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

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

On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. As of September 30, 2016, this ASU has not had a material impact on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. As of September 30, 2016, this ASU has not had a material impact on the consolidated balances current presentation.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern.  For the three months ended September 30, 2016, the Company had no revenues, had a net loss of $1,101,969 and had net cash used in operations of $683,598. Additionally, as of September 30, 2016, the Company had a working capital deficit, stockholders' deficit and accumulated deficit of $1,818,677, $1,803,954 and $31,477,992 respectively. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

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

NOTE 3 – DUE TO DIRECTORS - RELATED PARTIES

Due to directors - related parties represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand.  The Company is currently not being charged interest under these advances. The total amount owed the former director at September 30, 2016 and June 30, 2016 is $35,163 and $33,943, respectively.

NOTE 4 – LOANS AND NOTES PAYABLE

Loans from Directors and Officer - Related Parties

Loans from Directors and Officer at September 30, 2016 and June 30, 2016 were $56,736 and $54,767, respectively.  The loans bear no interest and are all past their due date and in default. The Company did not repay any amount on these loans during the three months ended September 30, 2016.

Other Loans from Unrelated Parties

As of September 30, 2016 and June 30, 2016, other loans from unrelated parties had a balance of $2,300 and $2,220, respectively. The Company did not repay any money toward these loans and a foreign currency transaction loss of $80 was recorded in connection with these loans for the three months ended September 30, 2016.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes at September 30, 2016 were as follows:

Convertible notes and debenture	$1,791,694
Unamortized discounts	(1,399,273)
Accrued interest	62,104
Premium	92,046
Convertible notes, net	$546,571

May 2015 Securities Purchase Agreement

On May 19, 2015, the Company entered into a Securities Purchase Agreement (“SPA”), to issue a series of nine back end convertible notes in the principal sum of $782,500, pursuant to the SPA, the Company issued to the lender nine convertible promissory notes termed "Back-End Notes", in the amounts of $37,500 (“Back-End Note 1”), $37,500 (“Back-End Note 2”), $157,500 (“Back-End Note 3”), $150,000 (“Back-End Note 4”), $17,500 (“Back-End Note 5”), $37,500 (“Back-End Note 6”), $37,500 (“Back-End Note 7”), $157,500 (“Back-End Note 6”) and $150,000 (“Back-End Note 9”). These notes have the same terms as the initial convertible notes. Each Back-End Note shall initially be paid for by an offsetting promissory note issued to the Company by the lender (“Note Receivable”) provided that prior to the conversion of the Back-End Notes, the holders must have paid off the Notes Receivable in cash. Each Note Receivable is due on May 19, 2016, unless the Company does not meet the “current public information” requirement pursuant to Rule 144, in which case both the Back-End Notes and the Notes Receivable may both be cancelled. Each Note Receivable is initially secured by the pledge of the Back-End Notes, but may be exchanged for other collateral with an appraised value of at least the principal amount of the note less the original issue discount (“OID”), upon the Company’s approval following a three (3) day written notice to the Company. The term of the Notes Receivable and the Back-End Notes are one year, upon which the outstanding principal and interest is payable. The amounts funded plus accrued interest under Back-End Notes are convertible into common stock at any time after the requisite Rule 144 holding period (subject to the condition above for the Back-End Notes), at a conversion price equal to 55% of the lowest trading bid price in the ten (10) trading days prior to the conversion. During the year ended June 30, 2016, all of the Back-End Notes (an aggregate total principal of $782,500) were issued.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

The Back-End Notes may not be prepaid, except that if the initial convertible notes are redeemed by the Company within six months of their issuance, all obligations of the Company and holders under the Back-End Notes and the Notes Receivable will be deemed satisfied and such notes shall automatically be deemed cancelled and of no further force or effect.

In the event of two specific defaults, which include the maintenance of a minimum trading price and an aggregate dollar trading volume of the Company's common shares, the holders may cancel the Back-End Notes and the related Notes Receivable and otherwise in the event of other defaults as defined in the securities purchase agreement, the amount of principal and accrued interest will become immediately due and payable and may be offset by amounts due to the Company by the holders. Additionally, the Back-End Notes will bear default interest at a rate of 24% per annum or the highest rate of interest permitted by law.

Since the Back-End Notes are not convertible until the Notes Receivable are paid, and the Notes Receivable and Back-End Notes have a right of setoff, the Notes Receivable and Back-End Notes and related accrued interest receivable and payable have been netted for presentation purposes on the accompanying consolidated balance sheet.

On July 14, 2015, the Company received payment of three Note Receivables of $352,500 that offset three of the Back-End Notes that were issued on May 19, 2015. Proceeds from the Note Receivables of $17,690 were paid directly to legal fees resulting in net cash proceeds of $334,810 received by the Company. These Back-End Notes are related to the initial convertible notes that were issued on May 19, 2015 and have the same terms as previously discussed. As a result, these Back-End Notes are now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. These convertible notes are treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $288,409 put premium over 180 days from the execution of the convertible notes. During the year ended June 30, 2016, the Company converted $320,000 of principal and accrued interest of $15,864 into shares of the Company’s common stock (See Note 6). During the three months ended September 30, 2016, the Company converted $32,500 of principal and accrued interest of $2,885 into shares of the Company’s common stock (See Note 6). Additionally, for the period ending September 30, 2016 and year ending June 30, 2016, these conversions resulted in a $26,591 and $261,818 reduction of the put premium, respectively. This note was fully converted on September 30, 2016.

On October 14, 2015 and October 15, 2015, the Company received payment of six Note Receivables of $430,000 that offset the remaining six of the Back-End Notes that were issued on May 19, 2015. Proceeds from the Note Receivables of $22,265 were paid directly to legal fees resulting in net cash proceeds of $407,735 received by the Company. These Back-End Notes are related to the initial convertible notes that were issued on May 19, 2015 and have the same terms as previously discussed. As a result, these Back-End Notes are now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. These convertible notes are treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $351,818 put premium over 180 days from the execution of the convertible notes. During the year ended June 30, 2016, the Company has accreted $351,818 of the put premium resulting in the put premium being fully expensed. During the year ended June 30, 2016, the Company converted $300,000 of principal and accrued interest of $11,356 into shares of the Company’s common stock (See Note 6). During the three months ended September 30, 2016, the Company converted $17,500 of principal and accrued interest $1,350 into shares of the Company’s common stock (See Note 6). Additionally, for the period ending September 30, 2016 and year ending June 30, 2016, these conversions resulted in $14,318 and $245,455 reduction of the put premium, respectively. Accrued interest as of September 30, 2016 was $5,663.  Total outstanding principal owed under this note was $112,500 as of September 30, 2016.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

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

Under the terms of the Purchase Agreement and Debenture, $2,800,000 of the Investment Amount will be deposited into a deposit control account and such amount will remain in the deposit control account pending the achievement of certain milestones by the Company and the satisfaction of certain equity conditions set forth in the Debenture. Additionally, under the Debenture, the Principal Amount will be reduced by $25,000 if the Company files a registration statement with the SEC within 30 days following the Closing Date. The Principal Amount will be reduced by an additional $25,000 if the registration statement is deemed effective within 100 days after the Closing Date. On November 23, 2015, the Company filed a registration statement with the SEC and on December 10, 2015, the registration statement was deemed effective. Both of these conditions were met resulting in a $50,000 reduction of the Principal Amount which was credited to interest expense such that the aggregate principal amount was $4,350,000.

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

The Debenture has a 10% original issue discount and matures on October 28, 2016. The Principal Amount of the Debenture accrues interest at the rate of 5% per annum based on the $4,350,000 note agreement with a one year value guarantee of $217,500, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Debenture was, prior to the Addendum (as defined below), convertible at any time, in whole or in part, at the Purchaser’s option into shares of the Company’s Common Stock at a conversion price equal to $0.042, which is the volume weighted average price of the Company’s Common Stock five days prior to the execution of the Debenture (subject to adjustment) (the “Conversion Price”). At any time after the effective date of the registration statement, the Purchaser has the opportunity to convert up to an aggregate of $2,090,000 of the Debenture, at one or more conversion dates, into shares of Common Stock at a conversion price equal to the VWAP of the Common Stock over the five (5) trading days prior to such Effective Date. The Purchaser option to convert at such a conversion price expires when the Purchaser converts an aggregate of $2,090,000 of the Debenture using such conversion price. If the volume weighted average price of the Company Common Stock on any trading day is less than the Conversion Price, the Purchaser may convert at a price per share equal to a twenty percent (20%) discount to the average of the two lowest closing prices during the five trading days prior to the date of conversion. At no time will the Purchaser be entitled to convert any portion of the Debenture to the extent that after such conversion, the Purchaser (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date. During the year ended June 30, 2016, the Company withdrew a principal amount of $2,800,000 from the deposit control account of which $269,976 was paid directly as partial payment of a note dated June 4, 2015 and $33,437 was paid directly to legal fees resulting in net cash proceeds of $2,496,587 received by the Company. An aggregate total of $1,955,300 of these notes was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). During the year ended June 30, 2016, the Company converted $2,790,806 of principal and $108,750 of accrued interest into shares of the Company’s common stock (See Note 6). During the three months ended September 30, 2016, the Company converted $45,000 of principal and accrued interest of $54,375 into shares of the Company’s common stock (See Note 6). Accrued interest as of September 30, 2016 was $54,375.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

The Debenture includes customary event of default provisions and provides for a default interest rate of 18%. Upon the occurrence of an event of default, the Purchaser may convert the Debenture into shares of Common Stock at a price per share equal to a thirty percent (30%) discount to the average volume weighted average price of the shares for the three trading days prior to conversion.

Subject to the conditions set forth in the Debenture, the Company has the right at any time to redeem some or all of the total outstanding amount then remaining under the Debenture in cash at a price equal to 125% of the total amount of the Debenture outstanding on the twentieth (20th) trading date following the date the Company delivers notice of such redemption to the Purchaser.

The Warrants are exercisable in whole or in part, at an initial exercise price per share of $0.60, subject to adjustment. The exercise price and number of shares of the Company’s common stock issuable under the Warrants (the “Warrant Shares”) are subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings and pro rata distributions. Any adjustment to the exercise price shall similarly cause the number of warrant shares to be adjusted so that the total value of the Warrants may increase. In the event that the Warrant Shares are not included in an effective registration statement, the Warrants may be exercised on a cashless basis. The Company calculated the 26,190,476 warrants at relative fair value, which was $712,110 and amortized to interest expense during the year ended June 30, 2016. These warrants were exercised during the period ending September 30, 2016, (see the “July Letter Agreement” below).

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

In connection with the Purchase Agreement, the Company entered into a Security Agreement dated as of even date therewith with the Purchaser whereby the Company agreed to grant to Purchaser an unconditional and continuing, first priority security interest in all of the assets and property of the Company to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Debentures, Warrants and the other transaction documents until ten days following such time as the Registration Statement is declared effective by the SEC and the equity conditions set forth in the Debenture are met.

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

SEPTEMBER 30, 2016

(unaudited)

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

The Company and the Purchaser agreed that the new conversion price will be $0.03; provided that in the event that the volume weighted average price per share on any trading day is less than such conversion price, the conversion price will be adjusted to a price per share that is equal to a 22.5% discount to the lowest trading price of the common stock in the 10 trading days prior to the date of conversion. The Company evaluated this note modification under ASC 470-50-40-10 and concluded that it does not apply since the conversion option is bifurcated and the 10% cash flow test was not met under ASC 470-50.

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

July Letter Agreement

On July 1, 2016, the Company entered into a Letter Agreement (the “July Letter Agreement”) with the Purchaser, and the parties entered in a letter agreement dated August 3, 2016 (the “August Letter Agreement”), pursuant to which the Company and the Purchaser agreed to new terms with respect to that certain securities purchase agreement entered into by and between the Company and the Purchaser dated as of October 28, 2015, as amended by Addendum dated March 11, 2016 and the transactions contemplated thereby.   Pursuant to the Purchase Agreement, the Purchaser agreed to invest $4,000,000 in exchange for an Original Issue Senior Discount Secured Debenture (the “Debenture”) and a common stock purchase warrant (the “2015 Warrant”) to purchase 26,190,476 shares of the Company’s common stock (the “2015 Warrant Shares”).

Under the 2015 Letter Agreement, the Purchaser agreed to exercise the 2015 Warrant with respect to all 26,190,476 shares of common stock underlying the 2015 Warrant. In consideration for the Purchaser’s exercise of the 2015 Warrant, the Company agreed to adjust the exercise price from $0.60 per share to $0.012 per share. In addition, the Company and the Purchaser agreed to modify the July 1, 2016 “Interest Payment Date” and the October 1, 2016 “Interest Payment Date” as such terms are defined in the Debenture. Pursuant to the July Letter Agreement, the Company may delay the interest payment due on the July 1, 2016 Interest Payment Date by a minimum of 30 calendar days (the “Minimum Extension Date”) and up to 60 calendar days, provided that the Purchaser may demand payment any time after the Minimum Extension Date. The Company also may delay the interest payment due on the October 1, 2016 Interest Payment Date to the October 28, 2016 maturity date (the “Maturity Date”) unless the Purchaser demands earlier payment; provided however, that if the Purchaser has not demanded payment by October 27, 2016, the Maturity Date will be extended until December 31, 2016 (or such earlier date as the parties mutually agree) and the interest payment that would have been due on the October 1, 2016 Interest Payment Date will become due on December 31, 2016, unless the Purchaser demands earlier payment.

On July 8, 2016, the 2015 Warrant for 26,190,476 shares was fully exercised at a price of $0.012 per share for a total of $314,286, see above. The Company revalued the warrants on the modification date at the new exercise price and recorded an additional expense of approximately $21,000 related to the incremental increase in value (See Note 6).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

Pursuant to the August Letter Agreement, the Maturity Date of the Debenture was extended until February 28, 2017 and will not accrue interest from October 28, 2016 through the Maturity Date (provided that all accrued but unpaid interest prior to October 28, 2016 (the original maturity date) shall be due and payable pursuant to the terms of the Debenture).

The Debenture is convertible at any time, in whole or in part, at the Purchaser’s option into shares of Common Stock at a conversion price equal to $0.03 per share; provided that in the event that the volume weighted average price per share on any trading day is less than such conversion price, the conversion price will be adjusted to a price per share that is equal to a 22.5% discount to the lowest trading price of the Common Stock in the 10 trading days prior to the date of conversion. At no time will the Purchaser be entitled to convert any portion of the Debenture to the extent that after such conversion, the Purchaser (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date.

Warrants

Pursuant to the August Letter Agreement and in consideration for extending the Maturity Date of the Debenture as noted above, the Company issued the Purchaser warrants to purchase up to 240,000,000 shares of Common Stock (the “2016 Warrants”). The 2016 Warrants entitle the holder thereof to purchase (i) up to 200,000,000 shares of Common Stock at exercise prices ranging from $0.012 to $0.020 per share (the “Five Month Warrant”), and (ii) up to 40,000,000 shares of Common Stock at an exercise price of $0.10 per share (the “Two Year Warrant”). The Company also agreed to file a registration statement with the SEC, to register for resale the 240,000,000 shares of Common Stock underlying the 2016 Warrants. The Company calculated the 240,000,000 warrants at relative fair value, which was $910,178 and will be amortized to interest expense over the remaining term of the debenture in accordance with ASC 470-50-40-17.

The 2016 Warrants are immediately exercisable. On August 18, 2016, the Purchaser notified us of its exercise of 12,500,000 shares of Common Stock under the first tranche of the Five Month Warrant at a purchase price of $0.012 per share or $150,000 in the aggregate (See Note 6).

Pursuant to the Five Month Warrant, if the Volume Weighted Average Price (as defined in the Five Month Warrant) of the Common Stock for five consecutive days equals or exceeds the exercise price of any tranche of the Five Month Warrant (each, as applicable, a “Callable Tranche”), and provided that the Company is in compliance with the Call Conditions as defined in the August Letter Agreement, the Company has the right to call on the Purchaser to exercise any warrants under a Callable Tranche up to an aggregate exercise price of $350,000. The Five Month Warrant generally limits the Company to one such call within a twenty trading day period. However, if the Volume Weighted Average Price of the Common Stock for five consecutive trading days is at least 200% of the exercise price of any warrants under a Callable Tranche, the Company may make an additional call for the exercise of additional warrants under such Callable Tranche up to an aggregate exercise price of $600,000 prior to the passage of the twenty trading day period. If Delafield does not exercise the 2016 Warrants under a Callable Tranche when called by the Company under the terms of the August Letter Agreement, we may, at our option, cancel any or all outstanding warrants under the Five Month Warrant.

The exercise price and number of shares of the Common Stock issuable under the 2016 Warrants are subject to adjustments for stock dividends, splits, combinations and pro rata distributions. Any adjustment to the exercise price shall similarly cause the number of shares underlying the 2016 Warrants to be adjusted so that the total value of the 2016 Warrants may increase.

The Purchaser is subject to a beneficial ownership limitation under the 2016 Warrants such that the Company and the Purchaser will not affect any exercise of the 2016 Warrants that would cause the Purchaser (together with its affiliates) to beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise of the warrant. The Purchaser, upon notice to the Company, may increase or decrease the beneficial ownership limitation, provided that the beneficial ownership limitation may not exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise of the warrant.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

The Five Month Warrant requires us to file a registration statement covering the resale of the shares underlying the warrant within 15 days after August 3, 2016, and to use our commercially reasonable efforts to have the registration statement declared effective by the SEC promptly thereafter and to remain effective for a period of at least twelve months from the date of effectiveness. The initial registration statement was filed on August 19, 2016. In the event that a registration statement registering the resale of the shares underlying the Five Month Warrant is not effective on or before October 15, 2016, or is not maintained effective thereafter, the termination date of the Five Month Warrant will be extended until such date that the shares have been registered for at least a period of 90 days, but in no event later than April 30, 2017.

The Two Year Warrant requires us to file a registration statement covering the resale of the shares underlying the warrant within 15 days after August 3, 2016, and to use our commercially reasonable efforts to have the registration statement declared effective by the SEC promptly thereafter and to remain effective for a period of at least three years from the date of effectiveness. The initial registration statement was filed on August 19, 2016.

Additional Issuance Debenture

As of September 13, 2016, the Company entered into an Additional Issuance Agreement (the “Additional Issuance Agreement”) with the Purchaser pursuant to the Purchase Agreement. Pursuant to the Additional Issuance Agreement, Delafield agreed to loan an additional $150,000 in exchange for a 5% Original Issue Discount Senior Secured Convertible Debenture of the Company in the principal amount of $165,000 (the “Additional Issuance Debenture”). An aggregate total of $199,585 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). As of September 30, 2016, the Company recorded accrued interest of $2,063.

The rights and obligations of the Purchaser and the Company with respect to the Additional Issuance Debenture and the shares of Common Stock issuable under the Additional Issuance Debenture (the “New Underlying Shares”) are identical in all respects to the rights and obligations of the Purchaser and the Company with respect to the Debenture and the shares of Common Stock issued and issuable thereunder, except that the Purchaser will not receive any registration rights with respect to the New Underlying Shares and except as otherwise noted in the governing documents.

The Additional Issuance Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties. We also agreed to pay all reasonable out-of-pocket costs or expenses (including, without limitation, reasonable legal fees and disbursements) incurred or sustained by the Purchaser, in connection with the transaction.

The Additional Issuance Debenture has a 10% original issue discount and matures on September 13, 2017. The principal amount of the Additional Issuance Debenture accrues interest at the rate of 5% per annum, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Additional Issuance Debenture is convertible at any time, in whole or in part, at Delafield’s option into shares of Common Stock at a conversion price equal to $0.03 (subject to adjustment) (the “Conversion Price”). If the volume weighted average price of the Common Stock on any trading day is less than the then-current Conversion Price, the Purchaser may convert at a price per share equal to a twenty two and one half percent (22.5%) discount to the lowest trading price of the Common Stock in the ten trading days prior to the date of conversion.

The Purchaser is subject to the same ownership limitation in connection with the Additional Issuance Debenture as for the 2016 Warrants as described above. The Additional Issuance Debenture includes customary event of default provisions and provides for a default interest rate of 18%. Upon the occurrence of an event of default, the Purchaser may convert the Additional Issuance Debenture into shares of Common Stock at a price per share equal to a thirty percent (30%) discount to the average volume weighted average price of the shares for the three trading days prior to conversion.

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

At the sole election of the Purchaser, in lieu of receiving a cash payment for any principal amounts due on the Additional Issuance Debenture, the Purchaser may use all or any portion of any principal amounts owed to it to exercise outstanding warrants of the Company held by the Purchaser.

The issuance of the Additional Issuance Debenture to the Purchaser under the Additional Issuance Agreement was exempt from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”). The Company made this determination based on the representations of the Purchaser that it was acquiring the Additional Issuance Debenture for its own account with no intent to distribute the Additional Issuance Debenture. No general solicitation or general advertising was used in connection with the sale of the Additional Issuance Debenture and the Company had a pre-existing relationship with the Purchaser.

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

The Company recorded $165,000 of debt discounts related to the above note issuances during the three months ended September 30, 2016. The debt discounts are being amortized over the term of the debt. Amortization of all debt discounts for the three months ended September 30, 2016 and 2015 was $444,835 and $186,935, respectively.

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

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed on June 16, 2015, up to five shares have been designated as Series B preferred stock, with a par value of $0.01 (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock shall be entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company.

Common Stock:

Shares issued for services

On November 1, 2015, the Company entered into an agreement with a consultant to provide services over a nine month period. On August 8, 2016, the Board of Directors authorized the issuance of 2,120,000 shares of common stock valued at $0.015 per share to the consultant. The Company has recorded $3,495 of consulting expense for the three months ended September 30, 2016 related to this agreement.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

On January 31, 2016, the Company entered into an agreement with a consultant to provide services over a five month period in exchange for 9,000,000 shares of common stock. On August 23, 2016, the Board of Directors authorized the issuance of 9,000,000 shares of common stock valued at $0.0104 per share to the consultant. These services were expensed during the year ended June 30, 2016.

The Company recorded $80,581 of expense related to prior share grants for services previously recorded as prepaid expenses at June 30, 2016.

Shares issued for conversion of convertible debt

On August 18, 2016, pursuant to a conversion notice, $32,500 of principal and $2,885 of interest was converted at $0.00825 into 4,289,082 shares of common stock.

On August 25, 2016, pursuant to a conversion notice, $54,375 of interest was converted at $0.011625 into 4,677,420 shares of common stock.

On September 21, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $0.010928 into 2,287,702 shares of common stock.

On September 28, 2016, pursuant to a conversion notice, $20,000 of principal was converted at $0.010928 into 1,830,162 shares of common stock.

On September 30, 2016, pursuant to a conversion notice, $17,500 of principal and $1,350 of interest was converted at $0.00781 into 2,413,590 shares of common stock.

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

The Company expensed $494,642 for these stock options during the fiscal quarter ended September 30, 2016.

Warrants:

On August 3, 2016, pursuant to the August Letter Agreement, the Company issued 240,000,000 warrants to purchase common stock. 200,000,000 of these warrants have exercise prices ranging from $0.012 to $0.020 per share and expire five months from the date of issuance. 40,000,000 of these warrants have an exercise price of $0.10 per share and expire two years from the date of issuance.

On July 8, 2016, the 2015 Warrant for 26,190,476 shares was fully exercised at a price of $0.012 per share for a total of $314,286 in connection with the July Letter Agreement (See Note 5).

On August 18, 2016, pursuant to the August Letter Agreement, 12,500,000 shares were exercised at a price of $0.012 per share under the first tranche of the Five Month Warrant or $150,000 in the aggregate (See Note 5).

As of September 30, 2016, there were 238,879,158 warrants outstanding and exercisable with expiration dates commencing January 2017 and continuing through May 2020.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

NOTE 7 – COMMITMENTS AND CONTINGIENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  As of September 30, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

Operating Agreements

In November 2009, the Company entered into a commercialization agreement whereby the Company agreed to pay royalties of 2% of net revenues.  Additionally, the Company agreed to pay 5% of each and every license agreement subscribed for.  The contract is cancellable at any time by either party.  To date, no amounts are owed under the agreement.

Operating Leases

On May 4, 2016, the Company entered into a new five-year operating lease agreement with a related party with monthly rent of $3,300 AUD, inclusive of GST (See Note 8). As of September 30, 2016, the Company recorded $2,300 in prepaid rent.

Future minimum operating lease commitments consisted of the following at September 30, 2016:

Year Ended September 30,	Amount
2017	$30,361
2018	$30,361
2019	$30,361
2020	$30,361
2021	$17,711

Rent expense for the three months ended September 30, 2016 and 2015 were $8,597 and $4,938, respectively.

Q-Biologicals Agreement

The Company entered into a Manufacturing Services Agreement (the “MSA”) and Quality Assurance Agreement (the “QAA”), each with an effective date of August 12, 2016, with Q-Biologicals NV (“Q-Biologicals”), a contract manufacturing organization located in Belgium. Pursuant to the MSA, Q-Biologicals will produce certain drug substances and product containing certain enzymes at its facility in Belgium. The Company will use these substances and products for development purposes, including but not limited to clinical trials. The MSA contemplates payment to Q-Biologicals pursuant to a pre-determined fee schedule based on the completion of certain milestones that depend on our manufacturing requirements and final batch yield. We anticipate that our payments to Q-Biologicals under the MSA will range between $2.5 million and $5.0 million over five years, with the majority of the expenditures occurring during the first two years of the MSA when the finished drug product is manufactured and released for clinical trials, including a pre-payment to Q-Biologicals of approximately $144,000. The MSA shall continue for a term of three years unless extended by mutual agreement in writing. We can terminate the MSA early for any reason upon the required notice period, however, in such event, the pre-payment paid upon signing the MSA is considered non-refundable. The QAA sets forth the parties respective obligations and responsibilities relating to the manufacturing and testing of the products under the MSA. The agreements with Q-Biologicals contain certain customary representations, warranties and limitations of liabilities, and confidentiality and indemnity obligations. As of September 30, 2016, the pre-payment of $144,000 has not been made.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of September 30, 2016 and June 30, 2016, the Company owed a current and former director a total of $56,736 and $54,767, respectively, for money loaned to the Company throughout the years. The loan balance owed at September 30, 2016 was not interest bearing (See Note 4).

As of September 30, 2016 and June 30, 2016, the Company owed its two current directors a total of $35,163 and $33,943, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 4).

Effective May 5, 2016, we entered into an agreement for the lease of our principal executive offices with North Horizon Pty Ltd., of which Mr. Nathanielsz and his wife are owners and directors. The lease has a five year term and provides for annual rental payments of $39,600 AUD, which includes $3,600 of goods and service tax for total payments of $198,000 AUD during the term of the lease. As of September 30, 2016, total payments of $181,500 AUD remain on the lease.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been an employee of ours since October 2015. Mrs. Nathanielsz receives an annual salary of $56,888 and is entitled to customary benefits.

According to a February 25, 2016 board resolution, James Nathanielsz shall be paid an amount to be determined by the board, on a monthly basis for the purpose of acquiring and maintaining an automobile. For the three months ended September 30, 2016, a total of $10,195 in payments have been made with regards to the board resolution.

As per the unanimous written consent of the Board of Directors, on April 14, 2016, James Nathanielsz was granted a $200,000 bonus for accomplishments obtained while operating as the chief executive officer. As of September 30, 2016, this bonus has not been paid.

During the three months ended September 30, 2016, the Company paid $124,264 and had accounts payable of $57,949 to one vendor and $4,081 to another vendor who are both associated with two of the members of the Scientific Advisory Board of the Company.

During the three months ended September 30, 2016, the Company paid $14,001 and had accounts payable of $5,134 to a vendor who is associated with the Company’s chief medical officer.

NOTE 9 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia.  Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through September 30, 2016.

Receivable Concentration

As of September 30, 2016 and June 30, 2016, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

Product and Patent Concentration

As of September 30, 2016, the Company was undertaking preclinical activities for their lead product. The Company was also undertaking research to uncover the mechanism of action of their lead product in order to screen new compounds for development.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

The Company previously expanded by the filing of an international PCT patent application (No. PCT/AU2010/001403) directed to enhanced pro-enzyme formulations and combination therapies. The international PCT application has been based on previous provisional patent applications capturing the Company’s ongoing research and development in this area.

The Company received grant status in South Africa and more recently in Australia, Japan, Indonesia, Singapore and New Zealand.  In addition, the United States Patent and Trademark Office or USPTO and European Patent Office or EPO have made preliminary indications that key features of our technology are patentable.  The Company is presently working towards securing a patent in each region, covering as many aspects of its technology as possible, while also actively seeking protection throughout Eastern Europe, Asia and South America. Individual countries and regions, include the United States, Canada, Brazil, China, Mexico, Hong Kong, Israel, Chile, Peru, Malaysia, Vietnam, Europe, Russia, India and South Korea. The patent is granted in South Africa, Australia and New Zealand.

In addition to the Company’s lead patent, another four applications have been filed and are presently under examination. Two patents applications have been filed in the United States, one patent application has been filed in Spain and another in Australia.

Further provisional patent filings are also expected to be filed to document and protect additional patentable subject matter that is identified, namely further enhanced formulations, combination treatments, use of recombinant products, modes of action and molecular targets.

Foreign Operations

As of September 30, 2016 and June 30, 2016, the Company's operations are based in Australia.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of September 30, 2016, there has been no activity within this entity.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS and FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has 3,000,000 warrants and $1,679,194 of convertible debt with repricing options outstanding at September 30, 2016.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black Scholes (“BSM”) option pricing model. Along with the below BSM value, the Company also computed the fair value using the Monte-Carlo model noting no material difference between the valuations. The closing price of the Company’s common stock at September 30, 2016 was $0.0138. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at September 30, 2016, are indicated in the table that follows. The volatility was based on historical volatility at September 30, 2016, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

Warrants

September 30, 2016
Volatility	270%
Expected remaining term (in years)	2.00
Risk-free interest rate	1.14%
Expected dividend yield	None

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended September 30, 2016)	September 30, 2016
Volatility	135%	76% – 135%
Expected Remaining Term (in years)	1.00	.41 - .95
Risk Free Interest Rate	0.63%	0.59%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the BSM option pricing model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2016:

		Quoted Prices	Significant
	Balance at	in Active	Other	Significant
	September 30,	Markets for	Observable	Unobservable
	2016	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Embedded conversion option liabilities	$795,658	$—	$—	$795,658
Fair value of liability for warrant derivative instruments	$36,934	$—	$—	$36,934
Total	$832,592	$—	$—	$832,592

The following is a roll forward for the three months ended September 30, 2016 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments

Balance at June 30, 2016	$1,050,182
Effects of foreign currency exchange rate changes	1,783
Initial fair value of embedded conversion option derivative liability recorded as debt discount	150,000
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of embedded conversion option	49,585
Change in fair value included in statements of operations	(418,958)
Balance at September 30, 2016	$832,592

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(unaudited)

NOTE 11 – SUBSEQUENT EVENTS

Conversions:

On October 4, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $0.010153 into 2,462,327 shares of common stock.

On October 6, 2016, pursuant to a conversion notice, $1,000 of principal and $79 of interest was converted at $0.007095 into 152,034 shares of common stock.

On October 7, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $0.009455 into 2,644,104 shares of common stock.

On October 7, 2016, pursuant to a conversion notice, $1,000 of principal and $79 of interest was converted at $0.00671 into 160,790 shares of common stock.

On October 14, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $0.009455 into 2,644,104 shares of common stock.

On October 19, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $0.008138 into 3,072,008 shares of common stock.

On October 21, 2016, pursuant to a conversion notice, $50,000 of principal was converted at $0.00775 into 6,451,613 shares of common stock.

On October 27, 2016, the Company entered into an agreement with a third party for professional services over a six month period commencing on October 10, 2016 in exchange for a monthly fee of $22,500, of which $10,000 a month is in cash and $12,500 per month is in shares of common stock. Additionally, the Company acknowledges an existing outstanding balance due of $20,500 for September services.

On October 31, 2016, the Company entered into a Securities Purchase Agreement (the “Eagle SPA”), with Eagle Equities, LLC (“Eagle Equities”), pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $100,000. The first note (the “First Note”) was funded with cash and the second note (the “Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “Note Receivable”). The terms of the Eagle Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due June 30, 2017, unless certain conditions are not met, in which case both the Eagle Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Eagle Back-End Note are convertible into common stock at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events.

The First Note may be prepaid with certain penalties within 180 days of issuance. The Eagle Back-End Note may not be prepaid. However, in the event the First Note is redeemed within the first six months of issuance, the Eagle Back-End Note will be deemed cancelled and of no further effect.

The Eagle Back-End Note will not be cash funded and such note, along with the Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

Since the Eagle Back-End Note is not convertible until the Note Receivable is paid, and the Note Receivable and Eagle Back-End Note have a right of setoff, the Note Receivable and Eagle Back-End Note and related accrued interest receivable and payable will be netted for purposes of presentation on the balance sheet.

On November 9, 2016, the Company entered into an agreement (the “November Agreement”) to adjust the exercise price of a warrant, issued September 30, 2013, to purchase 3,000,000 shares of common stock of the Company.  Under the terms of the November Agreement, the exercise price for the shares underlying the warrant was reduced to $0.015 AUD or $0.0115 USD per share.  The November Agreement did not affect the remaining terms of the warrant.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), and are made in reliance upon the protections provided by such act for forward-looking statements. Such statements may include, among others (i) expected changes in Propanc Health Group Corporation's (referred to herein as the “Company,” “Propanc,” “we,” “our,” “ours” and “us”) revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of terms such as “may,” “will,” “estimate,” “continue,” “plan,” “believe,” “anticipate,” “intend,” or “expect” and other similar words. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

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

All forward-looking statements included in this report are made only as of the date of this report or as indicated. We undertake no obligation to update or correct these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as required by law.

You should read the following MD&A in conjunction with the unaudited Consolidated Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report as well as the information under the heading “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

Notwithstanding the above, Section 21E of the Securities Exchange Act of 1934, as amended, expressly states that the safe harbor for forward looking statements does not apply to companies that issue penny stocks. Accordingly, the safe harbor for forward looking statements under the PSLRA is not currently available to the Company because we are an issuer of penny stock.

US Dollars are denoted herein by “USD,” “$” and “dollars.”

Overview

Propanc PTY Ltd., was incorporated in Melbourne, Victoria Australia on October 15, 2007, and is based in Camberwell, Victoria Australia.

On November 23, 2010, Propanc Health Group Corporation (the “Company,” “we,” “us,” “our”) was incorporated in the state of Delaware. In January 2011, Propanc Health Group Corporation acquired all of the outstanding shares of Propanc PTY Ltd. on a one-for-one basis making it a wholly-owned subsidiary.

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

Recent Developments

Delafield Financing

On October 28, 2015, we entered into a securities purchase agreement (the “Purchase Agreement”), with Delafield Investments Limited (“Delafield”), that provided for the investment of $4,000,000 (the “Investment Amount”) in exchange for a Convertible Debenture (the “Debenture”) in the principal amount of $4,400,000 and warrant (the “2015 Warrant”) to purchase an aggregate of 26,190,476 shares of common stock, $0.001 par value per share (the “Common Stock”), for an exercise price of $0.012 per share for a period of four years from such date. We and Delafield have since modified the terms of the transactions contemplated by the Purchase Agreement pursuant to an addendum dated March 11, 2016 (the “Addendum”), a letter agreement dated July 1, 2016 (the “July Letter Agreement”), and a letter agreement dated August 3, 2016 (the “August Letter Agreement”). The descriptions of the Debenture, the 2015 Warrant and the 2016 Warrants below reflect the terms of such agreements under the Purchase Agreement as modified by the Addendum, the July Letter Agreement and the August Letter Agreement.

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

Under the terms of the Debenture, we received a reduction in the principal amount of the financing of (i) $25,000 upon the Company’s filing of the November 2015 Registration Statement within the time period specified and (ii) $25,000 upon the effectiveness of the November Registration Statement within the time period specified. The current aggregate principal amount was adjusted to $4,350,000 upon the date of the November Registration Statement and $1,514,194 as of September 30, 2016 (the “Principal Amount”) was outstanding. Any references to the “principal amount” or the defined term “Principal Amount” used in this registration statement shall refer to the reduced Principal Amount as described herein.

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

2015 Warrant

Pursuant to the July Letter Agreement, Delafield agreed to exercise the 2015 Warrant with respect to all 26,190,476 shares of Common Stock underlying the 2015 Warrant. In consideration of such exercise, the Company agreed to adjust the exercise price from $0.60 per share to $0.012 per share, for an aggregate exercise price of $314,286.

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

Agreement with Q-Biologicals NV

We entered into a Manufacturing Services Agreement (the “MSA”) and Quality Assurance Agreement (the “QAA”), each with an effective date of August 12, 2016, with Q-Biologicals NV (“Q-Biologicals”), a contract manufacturing organization located in Belgium. Pursuant to the MSA, Q-Biologicals will produce certain drug substances and product containing certain enzymes at its facility in Belgium. We will use these substances and products for development purposes, including but not limited to clinical trials. The MSA contemplates payment to Q-Biologicals pursuant to a pre-determined fee schedule based on the completion of certain milestones that depend on our manufacturing requirements and final batch yield. We anticipate that our payments to Q-Biologicals under the MSA will range between $2.5 million and $5.0 million over five years, with the majority of the expenditures occurring during the first two years of the MSA when the finished drug product is manufactured and released for clinical trials, including a pre-payment to Q-Biologicals of approximately $144,000, which has yet to be made.

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

Completion of 28 Day Toxicology Study

On October 25, 2016, we announced the completion of a 28 day toxicokinetic study to support a determination of a safe starting dose in patients in progression towards clinical trials for our lead product, PRP. Data from the Good Laboratory Practice (“GLP”) compliant, 28 day repeat dose toxicokinetic study will form the basis of a clinical trial application in the United Kingdom. The purpose of the study was to evaluate the toxicokinetic parameters of PRP following repeated, daily intravenous tail vein administration in rats and to evaluate distribution and bioavailability of the test articles over an extended period. In addition, the pharmacological properties and bioavailability of the treatment before and after repeat exposure were also evaluated. Data generated from this study will define conditions for a planned four-week regulatory GLP compliant toxicology study.

Eagle Equities Financing

On October 31, 2016, we entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle Equities”), pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes for an aggregate of $200,000. For additional information regarding the transaction with Eagle Equities, please see the disclosure under “Item 5. Other Information” in this report.

Critical Accounting Estimates

Below is a discussion of our more subjective accounting estimation processes for purposes of explaining (i) the methodology used in calculating the estimates, (ii) the inherent uncertainties pertaining to such estimates and (iii) the possible effects of a significant variance in actual experience, from that of the estimate, on the Company’s financial condition. Estimates involve numerous assumptions that, if incorrect, could create a material adverse impact on the Company’s results of operations and financial condition.

Foreign Currency Translation and Comprehensive Income (Loss): The Company’s functional currency is the AUD. For financial reporting purposes, the AUD has been translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive loss as other income (expense).

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

Accounting for Stock Based Compensation: The Company records stock based compensation in accordance with ASC Topic 718, “Stock Compensation” and Staff Accounting Bulletin (SAB) No. 107 (SAB 107) issued by the SEC in March 2005 regarding its interpretation of ASC 718. ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company values any employee or non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non-Employees.”

Derivative Instruments: ASC Topic 815, “Derivatives and Hedging” (“ASC Topic 815”), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) depending on the purpose of the derivatives and whether they qualify and have been designated for hedge accounting treatment. The Company does not have any derivative instruments for which it has applied hedge accounting treatment.

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

Recent Accounting Pronouncements

Reference is made to “Recently Adopted Accounting Pronouncements” under Note 1 of the Unaudited Condensed Notes to the Unaudited Consolidated Financial Statements included in this report for a discussion of recently issued and adopted accounting pronouncements.

Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto included elsewhere in this Form 10-Q. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc Pty Ltd.

For the Three Months Ended September 30, 2016 compared to the Three Months Ended September 30, 2015

Revenue

For the three months ended September 30, 2016 and 2015, we generated no revenue because we are currently undertaking research and development activities for market approval and there were no sales generated in this period.

Administration Expense

Administration expenses increased to $1,004,503 for the three months ended September 30, 2016 as compared with $848,979 for the three months ended September 30, 2015. This increase is primarily attributable to an increase in stock based expenses of approximately $125,000 during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. This increase in stock based expenses was a result of $498,000 of compensation in the three months ended September 30, 2016 to an officer and director of the Company offset by a decrease of approximately $340,000 of stock compensation to consultants in the three months ended September 30, 2016.

Occupancy Expense

Occupancy expense increased by approximately $3,659 to $8,597 for the three months ended September 30, 2016. On May 4, 2016, the Company entered into a new five-year operating lease agreement with a related party with monthly rent of $3,300 AUD, inclusive of GST. The increase relates to the final payment for the old lease during the quarter and three months of lease expense for the new space during the quarter.

Research and Development Expenses

Research and development was $161,197 for the three months ended September 30, 2016 as compared with $153,474 for the three months ended September 30, 2015. Research and development expenditures are primarily attributable to completing animal efficacy models on PRP and to completing the manufacturing, production of drug substance and product for preclinical and clinical trials, as well as undertaking formal toxicology studies and non clinical development.

Interest Expense/Income

Interest expense increased to $471,387 for the three months ended September 30, 2016 as compared with $418,644 for the three months ended September 30, 2015.  Interest expense is primarily comprised of $445,000 debt discount amortization and $21,000 in revised warrant valuations. This decrease is primarily attributable to fewer convertible notes with discounted debt features issued by the Company during the three months ended September 30, 2016.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased by $426,480 to a gain of $369,373 for the three months ended September 30, 2016 as compared to $795,853 for the three months ended September 30, 2015. This decrease is primarily attributable to a decrease in the issuance of convertible notes with repricing options and variable conversion pricing and a decrease in our stock price during the three months ended September 30, 2016.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain (loss) increased to a gain of $173,989 for the three months ended September 30, 2016 as compared with a loss of $210,739 for the three months ended September 30, 2015. The increase in foreign currency transaction gain (loss) is primarily attributable to a stronger US Dollar versus the Australian Dollar and increased operating activities in Australia during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.

Net loss

Net loss increased to $1,101,969 for the three months ended September 30, 2016 as compared with $838,894 for the three months ended September 30, 2015. The increase is primarily attributable to a $167,000 increase in operating expenses as well as the net affect of fluctuations within interest expense/income, changes in fair value of derivative liabilities and foreign currency transactions gains.

Liquidity and Capital Resources

	For the Three Months Ended September 30,
	2016	2015
Net cash used in operating activities	$(683,598)	$(405,712)
Net cash used in investing activities	$-	$(679)
Net cash provided by financing activities	$614,286	$415,338
Effect of exchange rate changes on cash	$(26,845)	$(39,116)

Net cash used in operations was $683,598 for the three months ended September 30, 2016 compared to $405,712 for the three months ended September 30, 2015.  This fluctuation relates to changes in foreign currency transaction gains and losses, a stock option expense paid to an officer and director of approximately $500,000 in addition to fluctuations in changes related to the valuation of new derivative liabilities and the revaluation of existing derivative liabilities offset by the amortization of the debt discount related to the Delafield debenture in the three months ending September 30, 2016.

Net cash used in investing activities was $0 for the three months ended September 30, 2016 compared to $679 for the three months ended September 30, 2015.  The Company purchased equipment in the quarter ended September 30, 2015.

Cash flows provided by financing activities for the three months ended September 30, 2016 were $614,286 compared to $415,338 for the three months ended September 30, 2015. During the three months ended September 30, 2016, we had proceeds from convertible promissory notes of approximately $150,000 and proceeds from the exercise of warrants of approximately $464,000. During the three months ended September 30, 2015, we had proceeds from convertible promissory notes of approximately $552,500, offset by repayments of convertible promissory notes of $104,000 and repayments of other loans of approximately $33,000.

The effect of the exchange rate on cash resulted in a $26,845 negative adjustment to cash flows in the three months ending September 30, 2016 compared to a negative adjustment of $39,116 to cash flows in the three months ending September 30, 2015. The reason for the fluctuation is due to the application of translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

We have substantial capital resource requirements and have incurred significant losses since inception. As of September 30, 2016, we had $24,913 in cash. Based upon our current business plans, we will need considerable cash investments to be successful.  Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. We continue to seek various sources of financing. Therefore, we presently do not have enough available cash to meet our obligations over the next twelve months. If we are unable to raise sufficient capital, this may affect our operations and ability to complete ongoing activities in connection with our research and development programs.

Related Party Transactions

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of September 30, 2016 and June 30, 2016, the Company owed certain directors a total of $56,736 and $54,767, respectively, for money loaned to the Company throughout the years.

As of September 30, 2016 and June 30 2016, the Company owed two directors a total of $35,163 and $33,943, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property.

Going Concern Qualification

We have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended June 30, 2016 and 2015.  In addition, we have negative working capital. The foregoing raises substantial doubt about the Company's ability to continue as a going concern. Management's plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.  The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

With the participation of James Nathanielsz, our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, our disclosure controls and procedures were not effective to ensure that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of September 30, 2016, we identified the following material weaknesses that still exist through the date of this report:

As of September 30, 2016 and as of the date of filing this report, we did not maintain effective controls over the disclosure control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions. Additionally, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A.  Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report of Form 10-K for the year ended June 30, 2016, as filed with the SEC. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Shares issued for conversion of convertible debt

On August 18, 2016, pursuant to a conversion notice, $32,500 of principal and $2,885 of interest was converted at $0.00825 into 4,289,082 shares of Common Stock.

On August 25, 2016, pursuant to a conversion notice, $54,375 of interest was converted at $0.011625 into 4,677,420 shares of Common Stock.

On September 21, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $0.010928 into 2,287,702 shares of Common Stock.

On September 28, 2016, pursuant to a conversion notice, $20,000 of principal was converted at $0.010928 into 1,830,162 shares of Common Stock.

On September 30, 2016, pursuant to a conversion notice, $17,500 of principal and $1,350 of interest was converted at $0.00781 into 2,413,590 shares of Common Stock.

The shares of Common Stock issued upon conversion of the convertible debt were sold without registration in reliance of the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”).

Shares issued for services

On August 8, 2016, the Board of Directors authorized the issuance of 2,120,000 shares of Common Stock, valued at $0.015 per share, related to an agreement entered into on November 1, 2015 with a consultant to provide services over a nine month period.

On August 23, 2016, the Board of Directors authorized the issuance of 9,000,000 shares of Common Stock, valued at $0.0104 per share, related to an agreement entered into on January 31, 2016 with a consultant to provide services over a five month period.

Warrants

On August 3, 2016, pursuant to the August Letter Agreement, the Company issued the 2016 Warrants to purchase up to 240,000,000 shares of Common Stock. Pursuant to the Five Month Warrant, the holder may purchase up to 200,000,000 shares of Common Stock at exercise prices ranging from $0.012 to $0.020 per share. The Five Month Warrant expires five months from the date of issuance. Pursuant to the Two Year Warrant, the holder may purchase up to 40,000,000 shares of Common Stock at an exercise price of $0.10 per share. The Two Year Warrant expires two years from the date of issuance.

On July 8, 2016, the 2015 Warrant for 26,190,476 shares was fully exercised at a price of $0.012 per share for a total of $314,286 in connection with the July Letter Agreement.

On August 18, 2016, pursuant to the August Letter Agreement, 12,500,000 shares were exercised at a price of $0.012 per share under the first tranche of the Five Month Warrant or $150,000 in the aggregate.

In each issuance for services or pursuant to warrants, the Company claimed an exemption from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act. The Company made this determination based on representations of the acquiror that it was acquiring the securities for its own account with no intent to distribute the securities. No general solicitation or general advertising were used in connection with these issuances.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On October 31, 2016, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle Equities”), pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $100,000. The first note (the “First Note”) was funded with cash and the second note (the “Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “Note Receivable”). The terms of the Eagle Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due June 30, 2017, unless certain conditions are not met, in which case both the Eagle Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Eagle Back-End Note are convertible into Common Stock at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events.

The First Note may be prepaid with certain penalties within 180 days of issuance. The Eagle Back-End Note may not be prepaid. However, in the event the First Note is redeemed within the first six months of issuance, the Eagle Back-End Note will be deemed cancelled and of no further effect.

The Eagle Back-End Note will not be cash funded and such note, along with the Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Five Month Common Stock Purchase Warrant issued to Delafield Investments Limited (“Delafield”), dated August 3, 2016, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 4, 2016.

4.2	Common Stock Purchase Warrant issued to Delafield, dated August 3, 2016, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 4, 2016.

4.3	Debenture issued to Delafield, dated September 13, 2016, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 16, 2016.

4.4	8% Convertible Redeemable Junior Subordinated Note due October 31, 2017 issued to Eagle Equities, LLC.

4.5	8% Convertible Redeemable Junior Subordinated Back End Note due October 31, 2017 issued to Eagle Equities, LLC.

10.1	Letter Agreement by and between the Company and Delafield, dated July 1, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 5, 2016.

10.2	Letter Agreement by and between the Company and Delafield, dated August 3, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2016.

10.3	Additional Issuance Agreement between the Company and Delafield, dated September 13, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 16, 2016.

10.4	Manufacturing Services Agreement by and between Q-Biologicals NV and the Company, dated August 12, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 23, 2016.

10.5	Quality Assurance Agreement by and between Q-Biologicals NV and the Company, dated August 12, 2016, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 23, 2016.

10.6	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of October 31, 2016.

10.7	Collateralized Secured Promissory Back End Note issued to the Company by Eagle Equities, LLC, dated as of October 31, 2016.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC HEALTH GROUP CORPORATION

Date: November 10, 2016	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

