Form 10-Q
period 2016-12-31
Propanc Health Group Corp
filed 2017-02-14
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date 914,482,130 shares of common stock, $0.001 par value per share, were outstanding as of February 14, 2017.

PROPANC HEALTH GROUP CORPORATION

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

December 31, 2016

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim consolidated financial statements of Propanc Health Group Corporation are included in this quarterly report on Form 10-Q:

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	December 31, 2016	June 30, 2016
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$42,918	$121,070
GST tax receivable	10,368	29,355
Prepaid expenses and other current assets	69,252	210,122
Prepaid rent - related party	-	2,220

TOTAL CURRENT ASSETS	122,538	362,767

Security deposit	-	1,628
Security deposit - related party	2,159	2,220
Property and equipment, net	11,141	12,527

TOTAL ASSETS	$135,838	$379,142

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$441,769	$250,403
Accounts payable - related parties	76,435	119,690
Accrued expenses and other payables	323,901	137,487
Convertible notes and related accrued interest, net of discount and premiums	1,824,170	1,202,523
Loans payable	2,159	2,220
Embedded conversion option liabilities	1,100,368	994,343
Warrant derivative liability	19,543	55,839
Due to directors - related parties	33,008	33,943
Loans from directors and officer - related parties	53,258	54,767
Employee benefit liability	101,879	93,220

TOTAL CURRENT LIABILITIES	3,976,490	2,944,435

Commitments and Contingencies (See Note 7)

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.01 par value; 10,000,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	5,000	5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 and 1 share issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	-	-
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 867,281,734 and 728,616,312 shares issued and outstanding as of December 31, 2016 and June 30, 2016, respectively	867,282	728,617
Additional paid-in capital	30,137,809	26,945,849
Accumulated other comprehensive income	388,162	131,264
Accumulated deficit	(35,238,905)	(30,376,023)

TOTAL STOCKHOLDERS' DEFICIT	(3,840,652)	(2,565,293)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$135,838	$379,142

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2016	2015	2016	2015

REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	1,735,893	996,129	2,740,396	1,845,108
Occupancy expenses	5,991	4,889	14,588	9,827
Research and development	167,202	142,803	328,399	296,277
TOTAL OPERATING EXPENSES	1,909,086	1,143,821	3,083,383	2,151,212

LOSS FROM OPERATIONS	(1,909,086)	(1,143,821)	(3,083,383)	(2,151,212)

OTHER INCOME (EXPENSE)
Interest expense	(1,255,627)	(1,155,645)	(1,727,014)	(1,574,289)
Interest income	5	-	13	2,027
Change in fair value of derivative liabilities	(38,980)	(1,347,743)	330,393	(551,890)
Gain (loss) on debt settlements, net	(131,902)	(58,893)	(131,557)	(58,893)
Foreign currency transaction gain (loss)	(425,323)	72,035	(251,334)	(138,704)
TOTAL OTHER INCOME (EXPENSE)	(1,851,827)	(2,490,246)	(1,779,499)	(2,321,749)

LOSS BEFORE INCOME TAXES	(3,760,913)	(3,634,067)	(4,862,882)	(4,472,961)

INCOME TAX BENEFIT	-	72,000	-	72,000

NET LOSS	(3,760,913)	(3,562,067)	(4,862,882)	(4,400,961)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation gain (loss)	481,717	(146,551)	256,898	111,879

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	481,717	(146,551)	256,898	111,879

TOTAL COMPREHENSIVE LOSS	$(3,279,196)	$(3,708,618)	$(4,605,984)	$(4,289,082)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.01)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	831,755,755	399,822,354	799,533,647	375,025,485

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
(unaudited)

	Six Months Ended December 31,
	2016	2015

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,862,882)	$(4,400,961)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	437,235	1,122,322
Issuance of convertible promissory notes for services	250,000	-
Warrant modification expense	23,495	-
Loss (gain) on settlement	131,900	58,893
Foreign currency transaction loss	251,334	(20,509)
Depreciation expense	1,091	340
Amortization of debt discount	1,371,171	1,224,235
Change in fair value of derivative liabilities	(330,393)	551,890
Stock option expense	989,285	-
Accretion of put premium	319,103	755,927
Changes in Assets and Liabilities:
GST receivable	19,047	4,296
Prepaid expenses and other assets	-	(343,259)
Prepaid expenses and other assets - related parties	2,262	-
Accounts payable	85,790	(118,305)
Accounts payable - related parties	80,089	-
Employee benefit liability	11,765	12,447
Payment for security deposit	1,659	-
Accrued expenses	199,295	(324,789)
Accrued interest	14,126	(10,005)
Other	-	(744)
NET CASH USED IN OPERATING ACTIVITIES	(1,004,628)	(1,488,222)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(676)
NET CASH USED IN INVESTING ACTIVITIES	-	(676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayments to principal stockholder	-	(21,500)
Loan repayments	-	(23,852)
Proceeds from convertible promissory notes	495,000	2,977,500
Repayments of convertible promissory notes	-	(463,976)
Proceeds from the exercise of warrants	464,285	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	959,285	2,468,172

Effect of exchange rate changes on cash	(32,809)	81,217

NET INCREASE (DECREASE) IN CASH	(78,152)	1,060,491

CASH AT BEGINNING OF PERIOD	121,070	107,627
CASH AT END OF PERIOD	$42,918	$1,168,118

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Prepaid common stock issued for services	$-	$187,532
Cancellation of shares for convertible note payable	$112,500	$-
Reduction of put premium related to conversions of convertible note	$89,591	$636,348
Conversion of convertible notes and accrued interest to common stock	$577,984	$1,762,430
Discounts related to warrants issued with convertible debenture	$910,178	$1,619,075
Discounts related to derivative liability	$400,000	$1,005,925

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

Propanc PTY LTD was incorporated in Melbourne, Victoria Australia on October 15, 2007, and is based in Camberwell, Victoria Australia. Since inception, substantially all of the efforts of the Company have been the development of new cancer treatments targeting high risk patients who need a follow up, nontoxic, long term therapy which prevents the cancer from returning and spreading. The Company anticipates establishing global markets for its technologies. Our lead product candidate, which we refer to as PRP, is an enhanced pro-enzyme formulation designed to enhance the anti-cancer effects of multiple enzymes acting synergistically. It is currently in the preclinical phase of development.

On November 23, 2010, Propanc Health Group Corporation (the “Company,” “we,” “us,” “our”) was incorporated in the state of Delaware. In January 2011, to reorganize the Company, Propanc Health Group Corporation acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary.

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended December 31, 2016 and 2015 and cash flows for the six months ended December 31, 2016 and 2015 and our financial position as of December 31, 2016 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Principles of Consolidation

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

DECEMBER 31, 2016

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

As of December 31, 2016 and June 30, 2016, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the unaudited consolidated financial statements were as follows:

	December 31, 2016	June 30, 2016
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.7197	0.7401

Average exchange rate for the period
USD : AUD exchange rate	0.7541	0.7282

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the six months ended December 31, 2016 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2016	$131,264
Foreign currency translation gain	256,898
Ending balance, December 31, 2016	$388,162

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures its financial assets and liabilities in accordance with US GAAP. For certain of the Company’s financial instruments, including cash and cash equivalents, accounts and other receivables, accounts payable and accrued expenses and other liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for loans payable, also approximate fair value because current interest rates available to us for debt with similar terms and maturities are substantially the same.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

The Company adopted accounting guidance for fair value measurements of financial assets and liabilities. The adoption did not have a material impact on the Company’s results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into six broad levels. The following is a brief description of those six levels:

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of six months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of December 31, 2016 or June 30, 2016.

Patents

Patents are stated at cost and reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any product costs as long as we are in the startup stage. Accordingly, as the Company's products were and are not currently approved for market, all patent costs incurred from 2013 through 2016 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

The Company has filed six patent applications relating to its lead product, PRP. The first application was filed in October 2010 in each of the countries listed in the table below. This application has been granted and remains in force in Australia, Japan, Indonesia, Israel, New Zealand, Singapore and South Africa. In the United States, the application has been allowed by the U.S. Patent and Trademark Office but has not yet been issued pending the payment of the issue fee. In Brazil, Canada, China, Europe, Malaysia, Mexico and South Korea, the patent application remains under examination.

In 2016 and early 2017 we filed five other patent applications, as indicated below. Two applications were filed in Spain, where one is currently under examination, and one was filed in the United States. Two others were filed under the Patent Cooperation Treaty (the “PCT”). The PCT assists applicants in seeking patent protection by filing one international patent application under the PCT, applicants can simultaneously seek protection for an invention in over 150 countries. Once filed, the application is placed under the control of the national or regional patent offices, as applicable, in what is called the national phase.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

No.	Title	Country	Case Status	Date Filed
1.	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic reduction agent.	Australia, Japan, Indonesia, Israel, New Zealand, Singapore and South Africa Brazil, Canada, China, Europe, Malaysia, Mexico, Republic of Korea, USA	Granted Under Examination	Oct-22-2010
2.	Proenzyme composition	PCT	Application filed and pending	Nov-11-2016
3.	Compositions and their use for manufacturing a medicament for treating cancer	Spain	Application filed and pending	Dec-22-2016
4.	Compositions and their use for manufacturing a medicament for treating cancer	Spain	Under examination	Jan-29-2016
5.	Cancer Treatment	PCT	Application filed and pending	Jan-27-2017
6.	Composition of proenzymes for cancer treatment	USA	Application filed and pending	Apr-12-2016

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

Impairment of Long-Lived Assets

In accordance with ASC 360-10, “Long-lived assets,” which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

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

As of December 31, 2016 and June 30, 2016, the Company was owed $10,368 and $29,355, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

DECEMBER 31, 2016

(unaudited)

Convertible Notes With Variable Conversion Options

The Company has entered into convertible notes, some of which contain variable conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into common shares at a fixed discount to the price of the common stock at the time of conversion. The Company treats these convertible notes as stock settled debt under ASC 480, “Distinguishing Liabilities from Equity” and measures the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion, and records the put premium as accretion to interest expense to the date of first conversion.

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

DECEMBER 31, 2016

(unaudited)

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred.  Total research and development costs for the six months ended December 31, 2016 and 2015 were $328,399 and $296,277, respectively.

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

Revenue Recognition

In accordance with SEC Staff Accounting Bulletin No. 104, Revenue Recognition, (codified in ASC 605), the Company intends to recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, the Company intends to recognize revenue relating to royalties on product sales in the period in which the sale occurs and the royalty term has begun.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period.  Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period.  Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments.  Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. For the six months ended December 31, 2016, there were 37,379,158 warrants outstanding, 143,000,000 stock options and nine convertible notes payable that are convertible into 362,227,236 common shares, respectively which are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

FASB, Accounting Standard Updates (“ASU”) which are not effective until after December 31, 2016 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations. The Company is evaluating or has implemented the following at December 31, 2016:

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

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

On May 8, 2015, the FASB issued ASU 2015-08, “Business Combinations (Topic 805) Pushdown Accounting,” which conforms the FASB’s guidance on pushdown accounting with the SEC’s guidance. ASU 2015-08 is effective for annual periods beginning after December 15, 2015. As of December 31, 2016, this ASU has not had a material impact on the consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, “Simplifying the Presentation of Debt Issuance Costs,” which changes the presentation of debt issuance costs in financial statements. Under this guidance such costs would be presented as a direct deduction from the related debt liability rather than as an asset. This guidance is effective for interim and annual reporting periods beginning after December 15, 2015. As of December 31, 2016, this ASU has not had a material impact on the consolidated balances current presentation.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that an entity classify deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separated into current and noncurrent amounts on the basis of the classification of the related asset or liability. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The adoption of ASU No. 2015-17 is not expected to have a material impact on the Company's consolidated financial statements or related disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard was effective for the Company for the interim period beginning after December 15, 2016 and has revised its disclosures accordingly. Early adoption is permitted. The Company adopted this new standard as of December 31, 2016.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern.  For the six months ended December 31, 2016, the Company had no revenues, had a net loss of $4,862,882 and had net cash used in operations of $1,004,628. Additionally, as of December 31, 2016, the Company had a working capital deficit, stockholders' deficit and accumulated deficit of $3,853,952, $3,840,652 and $35,238,905, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

NOTE 3 – DUE TO DIRECTORS - RELATED PARTIES

Due to directors - related parties represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand.  The Company is currently not being charged interest under these advances. The total amount owed the former director at December 31, 2016 and June 30, 2016 is $33,008 and $33,943, respectively.

NOTE 4 – LOANS AND NOTES PAYABLE

Loans from Directors and Officer - Related Parties

Loans from Directors and Officer at December 31, 2016 and June 30, 2016 were $53,258 and $54,767, respectively.  The loans bear no interest and are all past their due date and in default. The Company did not repay any amount on these loans during the six months ended December 31, 2016.

Other Loans from Unrelated Parties

As of December 31, 2016 and June 30, 2016, other loans from unrelated parties had a balance of $2,159 and $2,220, respectively. The Company did not repay any money toward these loans and a foreign currency transaction loss of $80 was recorded in connection with these loans for the six months ended December 31, 2016.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes at December 31, 2016 were as follows:

Convertible notes and debenture	$2,184,694
Unamortized discounts	(735,436)
Accrued interest	12,446
Premium	362,466
Convertible notes, net	$1,824,170

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

May 2015 Securities Purchase Agreement

On May 19, 2015, the Company entered into a Securities Purchase Agreement with a third-party lender (the “SPA”). Pursuant to the SPA, on the date of the agreement the Company issued convertible promissory notes to the lender in return for cash. The Company also issued nine convertible promissory notes in the principal amount of $782,500 (the “Back-End Notes”) in exchange for promissory notes from the lender in the same principal amount. The lender could not convert the nine promissory notes until it had redeemed its notes for cash.

On July 14, 2015, the lender redeemed three of its promissory notes totaling $352,500 and three of the Back-End Notes of the same principal amount it received from the Company automatically became convertible.

On October 14 and October 15, 2015, the lender redeemed the remaining six of its promissory notes totaling $430,000 and the corresponding Back-End Notes of the same principal amount became convertible.

Through June 30, 2016, the lender converted $620,000 in principal of the Back-End Notes into an equivalent amount of shares of the Company’s common stock. From June 30, 2016 through December 31, 2016, an additional $109,500 in principal of the Back-End notes was converted. Currently, $53,000 in principal on these Back-End Notes remains outstanding.

Since the Back-End Notes the Company issued were not convertible until the notes the lender issued were redeemed in cash, the Back-End Notes and accrued interest receivable and payable have been netted for presentation purposes on the accompanying balance sheet.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

October 2015 Securities Purchase Agreement and Debenture

On October 28, 2015 (the “Closing Date”), the Company entered into a securities purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with Delafield Investments Limited (the “Purchaser” or “Delafield”). The Purchase Agreement provided that, upon the terms and subject to the conditions set forth therein, the Purchaser would invest $4,000,000 (“Investment Amount”) in exchange for a Convertible Debenture (the “Debenture”) in the principal amount of $4,400,000 (the “Principal Amount”) and warrants to purchase an aggregate of 26,190,476 shares of the Company’s common stock, par value $0.001 per share, for an exercise price of $0.60 per share for a period of four (4) years from the Closing Date (the “Warrants”). Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Debenture and Warrant to the Purchaser.

Under the terms of the Purchase Agreement, the Purchaser agreed to deliver a promissory note entered into by the Company and Purchaser on September 24, 2015 with a principal amount of $1,200,000 (the “Prior Note”). The parties further agreed that the Prior Note was deemed cancelled upon the delivery by the Purchaser to the Company and the amount of the Prior Note is included in the Investment Amount under the Purchase Agreement.

Under the terms of the Purchase Agreement and Debenture, $2,800,000 of the Investment Amount was deposited into a deposit control account and such amount was to remain in the deposit control account pending the achievement of certain milestones by the Company and the satisfaction of certain equity conditions set forth in the Debenture. Additionally, under the Debenture, the Principal Amount would be reduced by $25,000 if the Company filed a registration statement with the SEC within 30 days following the Closing Date. The Principal Amount would be reduced by an additional $25,000 if the registration statement was deemed effective within 100 days after the Closing Date. On November 23, 2015, the Company filed a registration statement with the SEC and on December 10, 2015, the registration statement was declared effective. As both of these conditions were met, the Principal amount was reduced by a $50,000, which was credited to interest expense such that the aggregate principal amount was $4,350,000.

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

The Debenture has a 10% original issue discount and was originally schedule to mature on October 28, 2016. The Principal Amount of the Debenture accrues interest at the rate of 5% per annum based on the $4,350,000 note agreement with a one year value guarantee of $217,500, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Debenture was, prior to the Addendum (as defined below), convertible at any time, in whole or in part, at the Purchaser’s option into shares of the Company’s Common Stock at a conversion price equal to $0.042, which is the volume weighted average price (“VWAP”) of the Company’s Common Stock five days prior to the execution of the Debenture (subject to adjustment) (the “Conversion Price”). At any time after the effective date of the registration statement, the Purchaser has the opportunity to convert up to an aggregate of $2,090,000 of the Debenture, at one or more conversion dates, into shares of Common Stock at a conversion price equal to the VWAP of the Common Stock over the five (5) trading days prior to such Effective Date. The Purchaser option to convert at such a conversion price expires when the Purchaser converts an aggregate of $2,090,000 of the Debenture using such conversion price. If the VWAP of the Company Common Stock on any trading day is less than the Conversion Price, the Purchaser may convert at a price per share equal to a twenty percent (20%) discount to the average of the two lowest closing prices during the five trading days prior to the date of conversion. At no time will the Purchaser be entitled to convert any portion of the Debenture to the extent that after such conversion, the Purchaser (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date. During the year ended June 30, 2016, the Company withdrew a principal amount of $2,800,000 from the deposit control account of which $269,976 was paid directly as partial payment of a note dated June 4, 2015 and $33,437 was paid directly to legal fees resulting in net cash proceeds of $2,496,587 received by the Company. An aggregate total of $1,955,300 was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). During the year ended June 30, 2016, the Purchaser  converted $2,790,806 of principal and $108,750 of accrued interest into shares of the Company’s common stock (See Note 6). During the six months ended December 31, 2016, the holder converted $350,000 of principal and accrued interest of $108,750 into shares of the Company’s common stock (See Note 6). Accrued interest as of December 31, 2016 was $0.  The above conversions relate to additional proceeds received under the note as documented below.

The Debenture includes customary event of default provisions and provides for a default interest rate of 18%. Upon the occurrence of an event of default, the Purchaser may convert the Debenture into shares of Common Stock at a price per share equal to a thirty percent (30%) discount to the average volume weighted average price of the shares for the six trading days prior to conversion.

Subject to the conditions set forth in the Debenture, the Company has the right at any time to redeem some or all of the total outstanding amount then remaining under the Debenture in cash at a price equal to 125% of the total amount of the Debenture outstanding on the twentieth (20th) trading date following the date the Company delivers notice of such redemption to the Purchaser.

The Warrants were exercisable in whole or in part, at an initial exercise price per share of $0.60, subject to adjustment. The exercise price and number of shares of the Company’s common stock issuable under the Warrants (the “Warrant Shares”) were subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings and pro rata distributions. Any adjustment to the exercise price shall similarly cause the number of warrant shares to be adjusted so that the total value of the Warrants would have increased. In the event that the Warrant Shares were not included in an effective registration statement, the Warrants could be exercised on a cashless basis. The Company calculated the 26,190,476 warrants at relative fair value, which was $712,110 and amortized to interest expense during the year ended June 30, 2016. These warrants were exercised during the period ending December 31, 2016 (see the “July Letter Agreement” below).

In connection with the execution of the Purchase Agreement, on the Closing Date, the Company and the Purchaser also entered into a registration rights agreement dated as of the Closing Date (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company has agreed to file an initial registration statement (“Registration Statement”) with the SEC to register the resale of the Common Stock into which the Debenture may be converted or the Warrant may be exercised, within 30 days following the Closing Date. The Registration Statement had to be declared effective by the 100th calendar day after the Closing Date, subject to a 20-day extension as requested by the Company and consented to by the Purchaser. On November 23, 2015, the Company filed the Registration Statement with the SEC and on December 10, 2015, the registration statement was declared effective.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

If at any time all of the shares of Common Stock underlying the Debenture or the Warrant are not covered by the initial Registration Statement, the Company agreed to file with the SEC one or more additional Registration Statements so as to cover all of the shares of Common Stock underlying the Debenture or the Warrant not covered by such initial Registration Statement, in each case, as soon as practicable, but in no event later than the applicable filing deadline for such additional Registration Statements as provided in the Registration Rights Agreement.

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

Addendum

Under the Addendum, the Company and the Purchaser agreed that the balance of the deposit control account, after giving effect to the amounts released from such account as of the date of the Addendum, would be released to the Company in two installments as follows: (1) up to $1,200,000 would be released to the Company upon full execution of the Addendum, which occurred on March 16, 2016, and (2) up to $375,000 within 60 days of the full execution of the Addendum as long as certain conditions have been met, which occurred on May 19, 2016 ..

The Company and the Purchaser agreed that the new conversion price would be $0.03; provided that in the event that the volume weighted average price per share on any trading day is less than such conversion price, the conversion price would be adjusted to a price per share that was equal to a 22.5% discount to the lowest trading price of the common stock in the 10 trading days prior to the date of conversion. The Company evaluated this note modification under ASC 470-50-40-10 and concluded that it does not apply since the conversion option is bifurcated and the 10% cash flow test was not met under ASC 470-50.

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

July and August Letter Agreements

On July 1, 2016, the Company entered into a Letter Agreement (the “July Letter Agreement”) with the Purchaser, and the parties then entered in a second letter agreement dated August 3, 2016 (the “August Letter Agreement”), pursuant to the Purchase Agreement. Pursuant to the original Purchase Agreement, the Purchaser agreed to invest $4,000,000 in exchange for an Original Issue Senior Discount Secured Debenture (the “Debenture”) and a common stock purchase warrant (the “2015 Warrant”) to purchase 26,190,476 shares of the Company’s common stock (the “2015 Warrant Shares”).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

Under the July Letter Agreement, the Purchaser agreed to exercise the 2015 Warrant with respect to all 26,190,476 shares of common stock underlying the 2015 Warrant. In consideration for the Purchaser’s exercise of the 2015 Warrant, the Company agreed to adjust the exercise price from $0.60 per share to $0.012 per share. In addition, the Company and the Purchaser agreed to modify the July 1, 2016 “Interest Payment Date” and the October 1, 2016 “Interest Payment Date” as such terms are defined in the Debenture. Pursuant to the July Letter Agreement, the Company may delay the interest payment due on the July 1, 2016 Interest Payment Date by a minimum of 30 calendar days (the “Minimum Extension Date”) and up to 60 calendar days, provided that the Purchaser may demand payment any time after the Minimum Extension Date. The Company also may delay the interest payment due on the October 1, 2016 Interest Payment Date to the October 28, 2016 maturity date (the “Maturity Date”) unless the Purchaser demands earlier payment; provided however, that if the Purchaser has not demanded payment by October 27, 2016, the Maturity Date will be extended until December 31, 2016 (or such earlier date as the parties mutually agree) and the interest payment that would have been due on the October 1, 2016 will become due on December 31, 2016, unless the Purchaser demands earlier payment.

On July 8, 2016, the 2015 Warrant for 26,190,476 shares was fully exercised at a price of $0.012 per share for a total of $314,286, see above. The Company revalued the warrants on the modification date at the new exercise price and recorded an additional expense of approximately $21,000 related to the incremental increase in value (See Note 6).

Pursuant to the August Letter Agreement, the Maturity Date of the Debenture was extended until February 28, 2017 and will not accrue interest from October 28, 2016 through the Maturity Date (provided that all accrued but unpaid interest prior to October 28, 2016 (the original maturity date) will be due and payable pursuant to the terms of the Debenture).

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

Warrants

Pursuant to the August Letter Agreement and in consideration for extending the Maturity Date of the Debenture as noted above, the Company issued the Purchaser warrants to purchase up to 240,000,000 shares of Common Stock (the “2016 Warrants”). The 2016 Warrants entitle the holder to purchase (i) up to 200,000,000 shares of Common Stock at exercise prices ranging from $0.012 to $0.020 per share (the “Five Month Warrant”), and (ii) up to 40,000,000 shares of Common Stock at an exercise price of $0.10 per share (the “Two Year Warrant”). The Company also agreed to file a registration statement with the SEC, to register for resale the 240,000,000 shares of Common Stock underlying the 2016 Warrants. The Company calculated the 240,000,000 warrants at relative fair value, which was $910,178 and will be amortized to interest expense over the remaining term of the debenture in accordance with ASC 470-50-40-17. The 2016 Warrants were subsequently cancelled as part of the “December Letter Agreement” (see below.)

The 2016 Warrants were immediately exercisable. On August 18, 2016, the Purchaser notified us of its exercise of 12,500,000 shares of Common Stock under the first tranche of the Five Month Warrant at a purchase price of $0.012 per share or $150,000 in the aggregate (See Note 6). These shares were later redeemed by the Company as part of the “December Letter Agreement”.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

Pursuant to the Five Month Warrant, if the Volume Weighted Average Price (as defined in the Five Month Warrant, the “VWAP”) of the Common Stock for five consecutive days equaled or exceeded the exercise price of any tranche of the Five Month Warrant (each, as applicable, a “Callable Tranche”), and provided that the Company was in compliance with the Call Conditions as defined in the August Letter Agreement, the Company had the right to call on the Purchaser to exercise any warrants under a Callable Tranche up to an aggregate exercise price of $350,000. The Five Month Warrant generally limited the Company to one such call within a twenty trading day period. However, if the VWAP of the Common Stock for five consecutive trading days was at least 200% of the exercise price of any warrants under a Callable Tranche, the Company could make an additional call for the exercise of additional warrants under such Callable Tranche up to an aggregate exercise price of $600,000 prior to the passage of the twenty trading day period. If Delafield did not exercise the 2016 Warrants under a Callable Tranche when called by the Company under the terms of the August Letter Agreement, we could, at our option, cancel any or all outstanding warrants under the Five Month Warrant.

The exercise price and number of shares of the Common Stock issuable under the 2016 Warrants were subject to adjustments for stock dividends, splits, combinations and pro rata distributions. Any adjustment to the exercise price could similarly cause the number of shares underlying the 2016 Warrants to be adjusted so that the total value of the 2016 Warrants could have increased.

The Purchaser was subject to a beneficial ownership limitation under the 2016 Warrants such that the Company and the Purchaser would not affect any exercise of the 2016 Warrants that would cause the Purchaser (together with its affiliates) to beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise of the warrant. The Purchaser, upon notice to the Company, could increase or decrease the beneficial ownership limitation, provided that the beneficial ownership limitation may not exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise of the warrant.

The Five Month Warrant required us to file a registration statement covering the resale of the shares underlying the warrant within 15 days after August 3, 2016, and to use our commercially reasonable efforts to have the registration statement declared effective by the SEC promptly thereafter and to remain effective for a period of at least twelve months from the date of effectiveness. The initial registration statement was filed on August 19, 2016. In the event that a registration statement registering the resale of the shares underlying the Five Month Warrant was not effective on or before October 15, 2016, or was not maintained effective thereafter, the termination date of the Five Month Warrant would have been extended until such date that the shares were registered for at least a period of 90 days, but in no event later than April 30, 2017.

The Two Year Warrant required us to file a registration statement covering the resale of the shares underlying the warrant within 15 days after August 3, 2016, and to use our commercially reasonable efforts to have the registration statement declared effective by the SEC promptly thereafter and to remain effective for a period of at least six years from the date of effectiveness. The initial registration statement was filed on August 19, 2016 and subsequently withdrawn as described below.

Additional Issuance Debenture

As of September 13, 2016, the Company entered into an Additional Issuance Agreement (the “Additional Issuance Agreement”) with the Purchaser pursuant to the Purchase Agreement. Pursuant to the Additional Issuance Agreement, Delafield agreed to loan an additional $150,000 in exchange for a 5% Original Issue Discount Senior Secured Convertible Debenture of the Company in the principal amount of $165,000 (the “Additional Issuance Debenture”). An aggregate total of $199,585 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). As of December 31, 2016, the Company recorded accrued interest of $4,125.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

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

The Purchaser is subject to the same ownership limitation in connection with the Additional Issuance Debenture as for the 2016 Warrants as described above. The Additional Issuance Debenture includes customary event of default provisions and provides for a default interest rate of 18%. Upon the occurrence of an event of default, the Purchaser may convert the Additional Issuance Debenture into shares of Common Stock at a price per share equal to a thirty percent (30%) discount to the average volume weighted average price of the shares for the six trading days prior to conversion.

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

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

December Letter Agreement

On December 2, 2016, the Company entered into a Letter Agreement (the “December Letter Agreement”) with the Purchaser pursuant to which the parties agreed to cancel both the Two Year Warrant to purchase up to 40,000,000 shares of common stock, par value $0.001 per share of the Company at an exercise price of $0.10 per share, and the Five Month Warrant to purchase in five tranches, at exercise prices between $0.012 and $0.020 per share, up to 200,000,000 shares of common stock, originally issued to the Purchaser on August 3, 2016.

Pursuant to the December Letter Agreement, the 12,500,000 restricted shares held by the Purchaser pursuant to its August 2016 exercise of such shares under the first tranche of the Five Month Warrant at a purchase price of $0.012 per share or $150,000 in the aggregate, were redeemed by the Company at a fair value of $112,500 upon the issuance and in exchange for an 8% convertible redeemable promissory note in the principal amount of $150,000 (the “Delafield Note”). The Company recorded a $37,500 loss on settlement related to the cancellation of shares and issuance of the note. The note matures two years from the issuance date at which time any outstanding principal and interest is then due and payable. The Delafield Note is convertible into shares of Common Stock at a conversion price equal to 65% of the average of the three lowest closing bid prices of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The Delafield Note may be prepaid at any time at 135% of the principal amount plus any accrued interest. Upon an event of default, principal and accrued interest will become immediately due and payable and interest will accrue at a default interest rate of 18% per annum or the highest rate of interest permitted by law. This convertible notes is treated as stock settled debt under ASC 480 and accordingly the Company is recording an $80,769 put premium. As of December 31, 2016, the Company recorded accrued interest of $986.

In addition, the Company issued the Purchaser a two-year common stock purchase warrant to purchase 26,000,000 shares of Common Stock at an exercise price of $0.05 per share (the “New Warrant”). The exercise price and number of shares of Common Stock issuable under the New Warrant are subject to adjustments for certain reclassifications, subdivision or combination of shares. The New Warrant is being treated as a modification of an existing warrant under ASC 718-20-35-3 and has determined that since the valuation of the New Warrant does not exceed the value of the 2016 Warrants, the Company will continue to amortize the remainder of the $910,178 value of the 2016 Warrant. The total principal amount outstanding under the above October 2015 SPA, related addendum, July and August letter agreements, additional issuance debenture and December letter agreement was $1,524,194 as of December 31, 2016.

October 31, 2016 Securities Purchase Agreement

On October 31, 2016, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle Equities”), pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $100,000. The first note (the “First Note”) was funded with cash and the second note (the “Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “Note Receivable”). The terms of the Eagle Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due June 30, 2017, unless certain conditions are not met, in which case both the Eagle Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Eagle Back-End Note are convertible into common stock at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. This convertible notes is treated as stock settled debt under ASC 480 and accordingly the Company is recording a $66,667 put premium. The Company has recorded $1,359 of accrued interest as of December 31, 2016. Total principal outstanding as of December 31, 2016 was $100,000.

The First Note may be prepaid with certain penalties within 180 days of issuance. The Eagle Back-End Note may not be prepaid. However, in the event the First Note is redeemed within the first six months of issuance, the Eagle Back-End Note will be deemed cancelled and of no further effect.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

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

November 2016 Consulting Agreement

On November 18, 2016 (the “Effective Date”), the Company entered into a consulting agreement with Regal Consulting. As compensation for services rendered, the Company is to issue two $250,000 convertible junior subordinated promissory notes. Both notes have a two year maturity date and interest of 10% per annum. The first promissory note is considered to be fully earned upon execution of the agreement and the second note is considered fully earned 90 days after the Effective Date of the agreement unless the agreement is terminated. Both notes are junior and subordinate in all respects to the existing debt of the Company pursuant to that certain 5% Original Issue Discount Senior Secured Convertible Debenture with an original issue date of October 28, 2015 and the 5% Original Issue Discount Senior Secured Convertible Debenture with an original issue date of September 13, 2016.

The Company issued the first $250,000 convertible note on November 18, 2016. This note is convertible at a conversion price of the lesser of $0.01 or 65% of the average of the three lowest 10 trading days prior to the conversion. An aggregate total of $255,757 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). As of December 31, 2016, the Company recorded accrued interest of $3,014 and the entire balance of $250,000 is outstanding.

December 12, 2016 Securities Purchase Agreement

On December 12, 2016, the Company entered into a Securities Purchase Agreement, with Eagle Equities, LLC, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $100,000. The first note (the “First Note”) was funded with cash and the second note (the “Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “Note Receivable”). The terms of the Eagle Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due December 12, 2017, unless certain conditions are not met, in which case both the Eagle Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Eagle Back-End Note are convertible into common stock at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. This convertible notes is treated as stock settled debt under ASC 480 and accordingly the Company is recording a $66,667 put premium. The company has recorded $438 of accrued interest as of December 31, 2016. Total principal outstanding as of December 31, 2016 was $100,000.

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

DECEMBER 31, 2016

(unaudited)

Since the Eagle Back-End Note is not convertible until the Note Receivable is paid, and the Note Receivable and Eagle Back-End Note have a right of setoff, the Note Receivable and Eagle Back-End Note and related accrued interest receivable and payable will be netted for purposes of presentation on the balance sheet.

December 21, 2016 Securities Purchase Agreement

On December 21, 2016, the Company entered into a Securities Purchase Agreement (the “Eagle SPA”), with Eagle Equities (“Eagle Equities”), pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $157,500. The first note (the “First Note”) was funded with cash and the second note (the “Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “Note Receivable”). The terms of the Eagle Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due December 21, 2017, unless certain conditions are not met, in which case both the Eagle Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Eagle Back-End Note are convertible into common stock at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. This convertible notes is treated as stock settled debt under ASC 480 and accordingly the Company is recording a $105,000 put premium. The company has recorded $380 of accrued interest as of December 31, 2016. Total principal outstanding as of December 31, 2016 was $157,500.

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

The Company recorded $400,000 of debt discounts related to the above note issuances during the six months ended December 31, 2016. The debt discounts are being amortized over the term of the debt. Amortization of all debt discounts for the six months ended December 31, 2016 and 2015 was $1,371,171 and $961,735, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The total number of preferred shares authorized and that may be issued by the Company is 10,000,000 preferred shares with a par value of $0.01. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

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

Common Stock:

Shares issued for services

On November 1, 2015, the Company entered into an agreement with a consultant to provide services over a nine month period. On August 8, 2016, the Board of Directors authorized the issuance of 2,120,000 shares of common stock valued at $0.015 per share to the consultant. The Company has recorded $3,495 of consulting expense for the six months ended December 31, 2016 related to this agreement as the majority of the expense was recorded in fiscal 2016.

On January 31, 2016, the Company entered into an agreement with a consultant to provide services over a five month period in exchange for 9,000,000 shares of common stock. On August 23, 2016, the Board of Directors authorized the issuance of 9,000,000 shares of common stock valued at $0.0104 per share to the consultant. These services were expensed during the year ended June 30, 2016.

On July 14, 2016, the Company agreed to an addendum with a consultant to two consulting agreements entered into on May 7, 2015 and April 22, 2016, respectively. The Company currently owed the consultant $60,000 related to the May 7, 2015 agreement for monthly consulting fees and $100,000 related to the April 22, 2016 agreement, which was comprised of a $10,000 retainer and $90,000 for three reports issued by the consultant. The Company has agreed to issue 6,000,000 shares of common stock in consideration of the $60,000 in outstanding fees related to the May 7, 2015 agreement and an additional 6,000,000 shares in forgiveness of future monthly consulting fees, valued at $95,400. In addition, the Company has agreed to issue 10,000,000 shares of common stock in consideration for the $100,000 in outstanding fees related to the April 22, 2016 agreement. The shares were issued on November 4, 2016 and an additional loss on settlement of debt was recorded of $94,400 based on the fair market value of $349,800 for 22,000,000 shares on July 14, 2016 (a share price of $0.0159).

On October 27, 2016, the Company entered into an agreement with a third party for professional services over a six month period commencing on October 10, 2016 in exchange for a monthly fee of $22,500, of which $10,000 a month is in cash and $12,500 per month is in shares of common stock. Additionally, the Company acknowledges an existing outstanding balance due of $20,500 for September services. The Company has recorded $37,500 of consulting expense related to the shares of common stock for the six months ended December 31, 2016 related to this agreement. These shares have not been issued as of the date of filing.

The Company recorded $140,841 of expense related to prior share grants for services previously recorded as prepaid expenses at June 30, 2016.

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

DECEMBER 31, 2016

(unaudited)

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

On November 9, 2016, pursuant to a conversion notice, $54,375 of interest was converted at $0.008293 into 6,556,735 shares of common stock.

On November 21, 2016, pursuant to a conversion notice, $50,000 of principal was converted at $0.008138 into 6,144,016 shares of common stock.

On December 2, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $0.007518 into 3,325,353 shares of common stock.

On December 8, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $0.005193 into 4,814,173 shares of common stock.

On December 8, 2016, pursuant to a conversion notice, $36,500 of principal and $3,368 of interest was converted at $0.004235 into 9,413,932 shares of common stock.

On December 9, 2016, pursuant to a conversion notice, $1,000 of principal and $93 of interest was converted at $0.004235 into 258,019 shares of common stock.

On December 15, 2016, pursuant to a conversion notice, $35,000 of principal was converted at $0.005193 into 6,739,843 shares of common stock.

On December 16, 2016, pursuant to a conversion notice, $20,000 of principal and $1,881 of interest was converted at $0.004235 into 5,166,600 shares of common stock.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

On December 23, 2016, pursuant to a conversion notice, $20,000 of principal was converted at $0.005193 into 3,851,339 shares of common stock.

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

The Company expensed $989,285 for these stock options during the six months ended December 31, 2016.

Warrants:

On July 8, 2016, the 2015 Warrant for 26,190,476 shares was fully exercised at a price of $0.012 per share for a total of $314,286 in connection with the July Letter Agreement (See Note 5).

On August 3, 2016, pursuant to the August Letter Agreement, the Company issued 240,000,000 warrants to purchase common stock. 200,000,000 of these warrants have exercise prices ranging from $0.012 to $0.020 per share and expire five months from the date of issuance. 40,000,000 of these warrants have an exercise price of $0.10 per share and expire two years from the date of issuance. These warrants were subsequently cancelled as discussed in Note 5.

On August 18, 2016, pursuant to the August Letter Agreement, 12,500,000 shares were exercised at a price of $0.012 per share under the first tranche of the Five Month Warrant or $150,000 in the aggregate. These shares were subsequently cancelled and a loss of $37,500 was recorded (See Note 5).

On November 9, 2016, the Company entered into an agreement (the “November Agreement”) to adjust the exercise price of a warrant, issued September 30, 2013, to purchase 3,000,000 shares of common stock of the Company.  Under the terms of the November Agreement, the exercise price for the shares underlying the warrant was reduced to $0.015 AUD or $0.0115 USD per share.  The November Agreement did not affect the remaining terms of the warrant. The Company recorded an additional expense of $3,299 AUD related to the repricing.

As of December 31, 2016, there were 240,000,000 warrants cancelled and 37,379,158 warrants outstanding and exercisable with expiration dates commencing December 2018 and continuing through November 2020.

NOTE 7 – COMMITMENTS AND CONTINGIENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business.  As of December 31, 2016, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Future minimum operating lease commitments consisted of the following at December 31, 2016:

Year Ended December 31,	Amount (USD)
2017	$28,500
2018	$28,500
2019	$28,500
2020	$28,500
2021	$9,500

Rent expense for the six months ended December 31, 2016 and 2015 were $14,588 and $9,827, respectively.

Q-Biologicals Agreement

The Company entered into a Manufacturing Services Agreement (the “MSA”) and Quality Assurance Agreement (the “QAA”), each with an effective date of August 12, 2016, with Q-Biologicals NV (“Q-Biologicals”), a contract manufacturing organization located in Belgium. Pursuant to the MSA, Q-Biologicals will produce certain drug substances and product containing certain enzymes at its facility in Belgium. The Company will use these substances and products for development purposes, including but not limited to clinical trials. The MSA contemplates payment to Q-Biologicals pursuant to a pre-determined fee schedule based on the completion of certain milestones that depend on our manufacturing requirements and final batch yield. We anticipate that our payments to Q-Biologicals under the MSA will range between $2.5 million and $5.0 million over five years, with the majority of the expenditures occurring during the first two years of the MSA when the finished drug product is manufactured and released for clinical trials, including a pre-payment to Q-Biologicals of $124,158.  The MSA shall continue for a term of six years unless extended by mutual agreement in writing. We can terminate the MSA early for any reason upon the required notice period, however, in such event, the pre-payment paid upon signing the MSA is considered non-refundable. The QAA sets forth the parties respective obligations and responsibilities relating to the manufacturing and testing of the products under the MSA. The agreements with Q-Biologicals contain certain customary representations, warranties and limitations of liabilities, and confidentiality and indemnity obligations. On February 9, 2017, the Company paid $62,079 of the required pre-payment.

NOTE 8 – RELATED PARTY TRANSACTIONS

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. These transactions included the following:

As of December 31, 2016 and June 30, 2016, the Company owed a current and former director a total of $53,258 and $54,767, respectively, for money loaned to the Company throughout the years. The loan balance owed at December 31, 2016 was not interest bearing (See Note 4).

As of December 31, 2016 and June 30, 2016, the Company owed its two current directors a total of $33,008 and $33,943, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 4).

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

Effective May 5, 2016, we entered into an agreement for the lease of our principal executive offices with North Horizon Pty Ltd., of which Mr. Nathanielsz and his wife are owners and directors. The lease has a five year term and provides for annual rental payments of $39,600 AUD, which includes $3,600 of goods and service tax for total payments of $198,000 AUD during the term of the lease. As of December 31, 2016, total payments of $171,600 AUD remain on the lease.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been an employee of ours since October 2015. Mrs. Nathanielsz receives an annual salary of $53,978 and is entitled to customary benefits.

According to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,480.55 AUD, on a monthly basis for the purpose of acquiring and maintaining an automobile. For the six months ended December 31, 2016, a total of $20,273 in payments have been made with regards to the board resolution.

As per the unanimous written consent of the Board of Directors, on August 15, 2016, James Nathanielsz was granted a $250,000 bonus for accomplishments obtained while operating as the chief executive officer. As of December 31, 2016, this bonus has not been paid.

During the six months ended December 31, 2016, the Company expensed $152,289 and had accounts payable of $57,784 to vendors who are both associated with two of the members of the Scientific Advisory Board of the Company.

During the six months ended December 31, 2016, the Company expensed $18,304 and had accounts payable of $16,492 to a vendor who is associated with the Company’s chief medical officer.

NOTE 9 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia.  Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through December 31, 2016.

Receivable Concentration

As of December 31, 2016 and June 30, 2016, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

Patent and Patent Concentration

Patents are stated at cost and reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any product costs as long as we are in the startup stage. Accordingly, as the Company's products were and are not currently approved for market, all patent costs incurred from 2013 through 2016 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

The Company has filed six patent applications relating to its lead product, PRP. This application has been granted and remains in force in Australia, Japan, Indonesia, Israel, New Zealand, Singapore and South Africa. In the United States, the application has been allowed by the U.S. Patent and Trademark Office but has not yet been issued pending the payment of the issue fee. In Brazil, Canada, China, Europe, Malaysia, Mexico and South Korea, the patent application remains under examination.

In 2016 and early 2017 we filed five other patent applications. Two applications were filed in Spain, where one is currently under examination, and one was filed in the United States. Two others were filed under the Patent Cooperation Treaty (the “PCT”). The PCT assists applicants in seeking patent protection by filing one international patent application under the PCT, applicants can simultaneously seek protection for an invention in over 150 countries. Once filed, the application is placed under the control of the national or regional patent offices, as applicable, in what is called the national phase.

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

Foreign Operations

As of December 31, 2016 and June 30, 2016, the Company's operations are based in Australia.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of December 31, 2016, there has been no activity within this entity.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS and FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC Topic 815-40, Contracts in Entity’s Own Equity (“ASC Topic 815-40”), under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has 3,000,000 warrants and $1,624,194 of convertible debt, which are treated as a derivative instruments outstanding at December 31, 2016.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Black Scholes (“BSM”) option pricing model. Along with the below BSM value, the Company also computed the fair value using the Monte-Carlo model noting no material difference between the valuations. The closing price of the Company’s common stock at December 31, 2016 was $0.0086. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at December 31, 2016, are indicated in the table that follows. The volatility was based on historical volatility at December 31, 2016, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants

December 31, 2016
Volatility	174%
Expected remaining term (in years)	1.75
Risk-free interest rate	1.2%
Expected dividend yield	None

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the six months ended December 31, 2016)	December 31, 2016
Volatility	135% - 261%	126.7% – 247.77%
Expected Remaining Term (in years)	1.00 - 2.00	.16 - 1.88
Risk Free Interest Rate	.63% - 1.07%	0.85% - 1.2%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the BSM option pricing model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2016:

		Quoted Prices	Significant
	Balance at	in Active	Other	Significant
	December 31,	Markets for	Observable	Unobservable
	2016	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Embedded conversion option liabilities	$1,100,368	$—	$—	$1,100,368
Fair value of liability for warrant derivative instruments	$19,543	$—	$—	$19,543
Total	$1,119,911	$—	$—	$1,119,911

The following is a roll forward for the six months ended December 31, 2016 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments

Balance at June 30, 2016	$1,050,182
Effects of foreign currency exchange rate changes	122
Initial fair value of embedded conversion option derivative liability recorded as debt discount	400,000
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of embedded conversion option	55,342
Change in fair value included in statements of operations	(385,735)
Balance at December 31, 2016	$1,119,911

PROPANC HEALTH GROUP CORPORATION AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(unaudited)

NOTE 11 – SUBSEQUENT EVENTS

On January 30, 2017, Propanc Health Group Corporation (the “Company”) entered into a Securities Purchase Agreement (the “Eagle SPA”) dated as of January 27, 2017, with Eagle Equities, LLC (“Eagle Equities”), pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $230,000. The first note (the “First Note”) was funded with cash and the second note (the “Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “Note Receivable”). The terms of the Eagle Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due September 27, 2017, unless certain conditions are not met, in which case both the Eagle Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Eagle Back-End Note are convertible into common stock, par value $0.001 (the “Common Stock”), of the Company at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events.

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

Conversions

On January 10, 2017, pursuant to a conversion notice, $16,500 of principal and $1,645 of interest was converted at $0.004675 into 3,881,386 shares of common stock.

On January 11, 2017, pursuant to a conversion notice, $136,400 of principal was converted at $0.006278 into 21,726,665 shares of common stock.

On January 19, 2017, pursuant to a conversion notice, $36,500 of principal and $3,712 of interest was converted at $0.004675 into 8,601,497 shares of common stock.

On January 20, 2017, pursuant to a conversion notice, $31,500 of principal was converted at $0.006278 into 5,017,522 shares of common stock.

On January 25, 2017, pursuant to a conversion notice, $55,000 of principal was converted at $0.006898 into 7,973,326 shares of common stock.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such statements may include, among others (i) expected changes in Propanc Health Group Corporation's (referred to herein as the “Company,” “Propanc,” “we,” “our,” “ours” and “us”) revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of terms such as “may,” “will,” “estimate,” “continue,” “plan,” “believe,” “anticipate,” “intend,” or “expect” and other similar words. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

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

Recent Developments

Delafield Financing

On October 28, 2015, we entered into a securities purchase agreement (the “Purchase Agreement”), with Delafield Investments Limited (“Delafield”), that provided for the investment of $4,000,000 (the “Investment Amount”) in exchange for a Convertible Debenture (the “Debenture”) in the principal amount of $4,400,000 and warrant (the “2015 Warrant”) to purchase an aggregate of 26,190,476 shares of common stock, $0.001 par value per share (the “Common Stock”), for an exercise price of $0.012 per share for a period of four years from such date. We and Delafield have since modified the terms of the transactions contemplated by the Purchase Agreement pursuant to an addendum dated March 11, 2016 (the “Addendum”), a letter agreement dated July 1, 2016 (the “July Letter Agreement”), and a letter agreement dated December 2, 2016 (the “December Letter Agreement”). The descriptions of the Debenture and the 2015 Warrant, the 2016 Warrants and the Delafield Note below reflect the terms of such agreements under the Purchase Agreement as modified by the Addendum, the July Letter Agreement the August Letter Agreement and the December Letter Agreement.

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

Under the terms of the Debenture, we received a reduction in the principal amount of the financing of (i) $25,000 upon the Company’s filing of the November 2015 Registration Statement within the time period specified and (ii) $25,000 upon the effectiveness of the November Registration Statement within the time period specified. The current aggregate principal amount was adjusted to $4,350,000 upon the date of the November Registration Statement and $1,514,194 as of December 31, 2016 (the “Principal Amount”) was outstanding. Any references to the “principal amount” or the defined term “Principal Amount” used in this registration statement shall refer to the reduced Principal Amount as described herein.

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

2016 Warrants

Pursuant to the August Letter Agreement and in consideration for extending the Maturity Date of the Debenture, we issued to Delafield warrants to purchase up to 240,000,000 shares of Common Stock (the “2016 Warrants”). The 2016 Warrants entitled the holder thereof to purchase (i) up to 200,000,000 shares of Common Stock at exercise prices ranging from $0.012 to $0.020 per share (the “Five Month Warrant”), and (ii) up to 40,000,000 shares of Common Stock at an exercise price of $0.10 per share (the “Two Year Warrant”). We also agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”), to register for resale the 240,000,000 shares of Common Stock underlying the 2016 Warrants.

The 2016 Warrants were immediately exercisable. On August 18, 2016, Delafield notified us of its exercise of 12,500,000 shares of Common Stock under the first tranche of the Five Month Warrant at a purchase price of $0.012 per share or $150,000 in the aggregate.

Pursuant to the Five Month Warrant, if the volume weighted average price (as defined in the Five Month Warrant, the “VWAP”) of the Common Stock for five consecutive days equals or exceeds the exercise price of any tranche of the Five Month Warrant (each, as applicable, a “Callable Tranche”), and provided that the Company is in compliance with the Call Conditions as defined in the August Letter Agreement, the Company has the right to call on Delafield to exercise any warrants under a Callable Tranche up to an aggregate exercise price of $350,000. The Five Month Warrant generally limited the Company to one such call within a twenty trading day period. However, if the VWAP of the Common Stock for five consecutive trading days is at least 200% of the exercise price of any warrants under a Callable Tranche, the Company may make an additional call for the exercise of additional warrants under such Callable Tranche up to an aggregate exercise price of $600,000 prior to the passage of the twenty trading day period. If Delafield did not exercise the 2016 Warrants under a Callable Tranche when called by the Company under the terms of the August Letter Agreement, we could, at our option, cancel any or all outstanding warrants under the Five Month Warrant.

The exercise price and number of shares of the Common Stock issuable under the 2016 Warrants were subject to adjustments for stock dividends, splits, combinations and pro rata distributions. Any adjustment to the exercise price shall similarly cause the number of shares underlying the 2016 Warrants to be adjusted so that the total value of the 2016 Warrants may increase.

Delafield was subject to a beneficial ownership limitation under the 2016 Warrants such that the Company and Delafield could not affect any exercise of the 2016 Warrants that would cause Delafield (together with its affiliates) to beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise of the warrant. Delafield, upon notice to the Company, may increase or decrease the beneficial ownership limitation, provided that the beneficial ownership limitation may not exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise of the warrant.

The Five Month Warrant and the Two Year Warrant required us to file a registration statement covering the resale of the shares underlying the warrant within 15 days after August 3, 2016, and to use our commercially reasonable efforts to have the registration statement declared effective by the SEC promptly thereafter and to remain effective for a period of at least six years from the date of effectiveness.

We filed a registration statement on Form S-1 with the Securities and Exchange Commission on August 19, 2016 but this registration statement was never declared effective and was withdrawn on December 12, 2016. On December 2, 2016, the Company entered into the December Letter Agreement with Delafield pursuant to which the parties agreed to cancel the Two Year Warrant and the Five Month Warrant. The 12,500,000 restricted shares held by Delafield pursuant to its exercise of the first tranche of the Five Month Warrant were redeemed by us upon the issuance and in exchange for an 8% convertible redeemable promissory note in the principal amount of $150,000 (the “Delafield Note”). The Delafield Note matures two years from the issuance date at which time any outstanding principal and interest is then due and payable. The Delafield Note is convertible into shares of Common Stock at a conversion price equal to 65% of the average of the three lowest closing bid prices of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The Note may be prepaid at any time at 135% of the principal amount plus any accrued interest. Upon an event of default, principal and accrued interest will become immediately due and payable and interest will accrue at a default interest rate of 18% per annum or the highest rate of interest permitted by law.

In addition, the Company issued Delafield a two-year common stock purchase warrant to purchase 26,000,000 shares of Common Stock at an exercise price of $0.05 per share (the “New Warrant”). The exercise price and number of shares of Common Stock issuable under the New Warrant are subject to adjustments for certain reclassifications, subdivision or combination of shares.

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

Delafield is subject to the same ownership limitation in connection with the Additional Issuance Debenture as for the 2016 Warrants as described above. The Additional Issuance Debenture includes customary event of default provisions and provides for a default interest rate of 18%. Upon the occurrence of an event of default, Delafield may convert the Additional Issuance Debenture into shares of Common Stock at a price per share equal to a thirty percent (30%) discount to the average volume weighted average price of the shares for the six trading days prior to conversion.  Subject to the conditions set forth in the Additional Issuance Debenture, we have the right at any time after the earlier of (i) the six month anniversary of the original issuance of the Additional Issuance Debenture or (ii) the date on which the New Underlying Shares are registered pursuant to an effective registration statement, to redeem some or all of the total outstanding amount then remaining under the Additional Issuance Debenture in cash at a price equal to 125% of the total amount of the Additional Issuance Debenture outstanding on the twentieth (20th) trading date following the date the Company delivers notice of such redemption to Delafield.

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

The MSA shall continue for a term of six years unless extended by mutual agreement in writing. We can terminate the MSA early for any reason upon the required notice period, however, in such event, the pre-payment paid upon signing the MSA is considered non-refundable. The QAA sets forth the parties respective obligations and responsibilities relating to the manufacturing and testing of the products under the MSA.

The agreements with Q-Biologicals contain certain customary representations, warranties and limitations of liabilities, and confidentiality and indemnity obligations.

Toxicology Studies

On October 25, 2016 we completed a toxicokinetic study for PRP. The purpose of the study was to evaluate the toxicokinetic parameters of PRP after repeated, daily intravenous tail vein administration in rats and to evaluate distribution and bioavailability of the test articles, both before and after repeat exposure, over a 28-day period.

On December 22, 2016, we commenced a second GLP-compliant toxicity study for PRP. An animal group was administered low dosages intravenously, also over a 28-day period. This study remains ongoing, as we expand our focus to medium and high dosages of PRP, concurrently.

No untoward findings or adverse treatment-related effects have been observed to date. These studies are intended to help us determine a safe starting dose for the clinical trial we intend to apply for in the United Kingdom.

Eagle Equities Financing

On October 31, December 12 and December 21, 2016, we entered into Securities Purchase Agreements with Eagle Equities, LLC (“Eagle Equities”), pursuant to which Eagle Equities purchased six 8% convertible redeemable junior subordinated promissory notes for an aggregate of $715,000. For additional information regarding these transactions with Eagle Equities, please see the disclosure under Note 5- Convertible Notes.

On January 30, 2017, we entered into another Securities Purchase Agreement with Eagle Equities on substantially the same terms as those we entered into in 2016, pursuant to which Eagle Equities purchased two additional 8% convertible redeemable junior subordinated promissory notes for an aggregate of $260,000.

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

For the Three Months Ended December 31, 2016 compared to the Three Months Ended December 31, 2015

Revenue

For the three months ended December 31, 2016 and 2015, we generated no revenue because we are currently undertaking research and development activities for market approval and there were no sales generated in this period.

Administration Expense

Administration expenses increased to $1,735,893 for the three months ended December 31, 2016 as compared with $996,129 for the three months ended December 31, 2015. This increase is primarily attributable to an increase in stock based expenses of approximately $385,000 and an increase in consulting expense related to business advisory services of approximately $213,000 during the three months ended December 31, 2016 as compared to the three months ended December 31, 2015.

Occupancy Expense

Occupancy expense increased by approximately $1,102 to $5,991 for the three months ended December 31, 2016. On May 4, 2016, the Company entered into a new five-year operating lease agreement with a related party with monthly rent of $3,300 AUD, inclusive of GST. The increase relates to the final payment for the old lease during the quarter and six months of lease expense for the new space during the quarter.

Research and Development Expenses

Research and development expenses were $167,202 for the three months ended December 31, 2016 as compared with $142,803 for the three months ended December 31, 2015. Research and development expenditures are primarily attributable to completing animal efficacy models on PRP and to completing the manufacturing, production of drug substance and product for preclinical and clinical trials, as well as undertaking formal toxicology studies and non-clinical development.

Interest Expense/Income

Interest expense increased to $1,255,627 for the three months ended December 31, 2016 as compared with $1,155,645 for the three months ended December 31, 2015.  Interest expense is primarily comprised of $926,000 debt discount amortization, $252,000 in accretion of put premium. This increase is primarily attributable to higher amortization of debt discount offset by lower accretion amounts of convertible notes with discounted debt features during the three months ended December 31, 2016.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased by $1,308,763 to $38,980 for the three months ended December 31, 2016 as compared to $1,347,743 for the three months ended December 31, 2015. This decrease is primarily attributable to a decrease in the issuance of convertible notes with repricing options and variable conversion pricing and a decrease in our stock price during the three months ended December 31, 2016.

Gain (Loss) on Settlement of Debt

Loss on settlement of debt has increased by $73,009 to $131,902 for the three months ended December 31, 2016 as compared to $58,893 for the three months ended December 31, 2105. This increase is due to the settlement of two consulting agreements through this issuance of common stock during the three months ended December 31, 2016.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain (loss) decreased to a loss of ($425,323) for the three months ended December 31, 2016 as compared with a gain of $72,035 for the three months ended December 31, 2015. The increase in foreign currency transaction gain (loss) is primarily attributable to a stronger US Dollar versus the Australian Dollar and increased operating activities in Australia during the three months ended December 31, 2016 as compared to the three months ended December 31, 2015.

Net loss

Net loss increased to $3,760,913 for the three months ended December 31, 2016 as compared with $3,562,067 for the three months ended December 31, 2015. The increase is primarily attributable to a $765,265 increase in operating expenses as well as the net effect of fluctuations within interest expense/income, changes in fair value of derivative liabilities and foreign currency transactions gains.

For the Six Months Ended December 31, 2016 compared to the Six Months Ended December 31, 2015

Revenue

For the six months ended December 31, 2016 and 2015, we generated no revenue because we are currently undertaking research and development activities for market approval and there were no sales generated in this period.

Administration Expense

Administration expenses increased to $2,740,396 for the six months ended December 31, 2016 as compared with $1,845,108 for the six months ended December 31, 2015. This increase is primarily attributable to an increase in stock based expenses of approximately $511,000 and in increase in consulting expense related to business advisory services of approximately $198,000 during the six months ended December 31, 2016 as compared to the six months ended December 31, 2015.

Occupancy Expense

Occupancy expense increased by approximately $4,761 to $14,588 for the six months ended December 31, 2016. On May 4, 2016, the Company entered into a new five-year operating lease agreement with a related party with monthly rent of $3,300 AUD, inclusive of GST. The increase relates to the final payment for the old lease during the quarter and six months of lease expense for the new space during the quarter.

Research and Development Expenses

Research and development expenses were $328,399 for the six months ended December 31, 2016 as compared with $296,277 for the six months ended December 31, 2015. Research and development expenditures are primarily attributable to completing animal efficacy models on PRP and to completing the manufacturing, production of drug substance and product for preclinical and clinical trials, as well as undertaking formal toxicology studies and non-clinical development.

Interest Expense/Income

Interest expense increased to $1,727,014 for the six months ended December 31, 2016 as compared with $1,574,289 for the six months ended December 31, 2015.  Interest expense is primarily comprised of $1,371,000 debt discount amortization, $21,000 in revised warrant valuations and $252,000 in accretion of put premium. This increase is primarily attributable to higher amortization of debt discount offset by lower accretion amounts of convertible notes with discounted debt features during the six months ended December 31, 2016.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased by $882,283 to a gain of $330,393 for the six months ended December 31, 2016 as compared to a loss of $551,890 for the six months ended December 31, 2015. This decrease is primarily attributable to a decrease in the issuance of convertible notes with repricing options and variable conversion pricing and a decrease in our stock price during the six months ended December 31, 2016

Gain (Loss) on Settlement of Debt

Loss on settlement of debt has increased by $72,664 to a loss of ($131,557) for the six months ended December 31, 2016 as compared to a loss of ($58,893) for the six months ended December 31, 2105. This increase is primarily due to the settlement of two consulting agreements through this issuance of common stock during the six months ended December 31, 2016.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain (loss) increased to a loss of 251,334 for the six months ended December 31, 2016 as compared with a loss of $138,704 for the six months ended December 31, 2015. The increase in foreign currency transaction gain (loss) is primarily attributable to a stronger US Dollar versus the Australian Dollar and increased operating activities in Australia during the six months ended December 31, 2016 as compared to the six months ended December 31, 2015.

Net loss

Net loss increased to $4,862,882 for the six months ended December 31, 2016 as compared with $4,400,961 for the six months ended December 31, 2015. The increase is primarily attributable to a $932,171 increase in operating expenses as well as the net effect of fluctuations within interest expense/income, changes in fair value of derivative liabilities and foreign currency transactions gains.

Liquidity and Capital Resources

	For the Six Months Ended December 31,
	2016	2015
Net cash used in operating activities	$(1,004,628)	$(1,488,222)
Net cash used in investing activities	$-	$(676)
Net cash provided by financing activities	$959,285	$2,468,172
Effect of exchange rate changes on cash	$(32,809)	$81,217

Net cash used in operations was $1,004,628 for the six months ended December 31, 2016 compared to $1,488,222 for the six months ended December 31, 2015.  This fluctuation relates to changes in foreign currency transaction gains and losses, and stock option expense paid to an officer and director of approximately $990,000 offset by fluctuations in changes related to the valuation of new derivative liabilities and the revaluation of existing derivative liabilities and a reduction of common stock issued for services in the six months ending December 31, 2016.

Net cash used in investing activities was $0 for the six months ended December 31, 2016 compared to $676 for the six months ended December 31, 2015.  The Company purchased equipment in the quarter ended December 31, 2015.

Cash flows provided by financing activities for the six months ended December 31, 2016 were $959,285 compared to $2,468,172 for the six months ended December 31, 2015. During the six months ended December 31, 2016, we had proceeds from convertible promissory notes of approximately $495,000 and proceeds from the exercise of warrants of approximately $464,000. During the six months ended December 31, 2015, we had proceeds from convertible promissory notes of approximately $2,978,000, offset by repayments of convertible promissory notes of 464,000 and repayments of other loans of approximately $45,000.

The effect of the exchange rate on cash resulted in a $32,809 negative adjustment to cash flows in the six months ending December 31, 2016 compared to a positive adjustment of $81,217 to cash flows in the six months ending December 31, 2015. The reason for the fluctuation is due to the application of translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

We have substantial capital resource requirements and have incurred significant losses since inception. As of December 31, 2016, we had $42,918 in cash. Based upon our current business plans, we will need considerable cash investments to be successful.  Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. We continue to seek various sources of financing. Therefore, we presently do not have enough available cash to meet our obligations over the next twelve months. If we are unable to raise sufficient capital, this may affect our operations and ability to complete ongoing activities in connection with our research and development programs.

Related Party Transactions

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. During the six months ended December 31, 2016 these transactions included the following:

The Company owes certain directors a total of $53,258 and $54,767, respectively, for money loaned to the Company throughout the years.

The Company owed two directors a total of $33,008 and $33,943, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property.

On May 4, 2016 the Company entered into a five-year operating lease agreement with a related party with monthly rent of $3,300 AUD, inclusive of GST.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been an employee of ours since October 2015. Mrs. Nathanielsz receives an annual salary of $53,978 and is entitled to customary benefits.

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

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of December 31, 2016, we identified the following material weaknesses that still exist through the date of this report:

As of December 31, 2016 and as of the date of filing this report, we did not maintain effective controls over the disclosure control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions. Additionally, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

Shares issued for conversion of convertible debt

As discussed in Note 5, in July 2016, the Company agreed to an addendum with a consultant to two consulting agreements entered into on May 7, 2015 and April 22, 2016, respectively, whereby the Company agreed to issue a total of 22,000,000 common shares to the consultant as consideration for outstanding fees owed to the consultant and forgiveness of future consulting fees for which the parties had contracted. The shares were issued on November 4, 2016.

In October 2016, the Company entered into an agreement with a third party for professional services over a six month period in exchange for a monthly fee of $22,500, of which $10,000 a month is in cash and $12,500 per month is in shares of common stock. These shares have not been issued as of the date of filing but the Company is under obligation to issue them.

In the issuances of common stock in exchange for services described above, the Company claimed an exemption from the registration requirements of the Securities Act pursuant to the exemption for transactions by an issuer not involving any public offering under Section 4(a)(2) of the Securities Act. The Company made this determination based on representations of the acquiror that it was acquiring the securities for its own account with no intent to distribute the securities. No general solicitation or general advertising were used in connection with these issuances.

Shares issued for conversion of debt

As discussed in Note 5, in May 2015, the Company entered into a securities purchase agreement with a third-party lender pursuant to which, among other things, the Company issued convertible debt to the lender. During the fourth quarter of fiscal 2016, the lender converted the following amounts of principal of the convertible debt into shares of common stock:

On October 6, 2016, it converted $1,000 of principal and $79 in interest at $0.007095 into 152,034 shares of common stock;

On October 7, 2016, it converted $1,000 of principal and $79 in interest at $0.006710 into 160,790 shares of common stock;

On December 8, 2016, it converted $36,500 of principal and $3,368.00 in interest at $0.004235 into 9,413,932 shares of common stock;

On December 9, 2016, it converted $1,000 of principal and $93 in interest at $0.004235 into 258,019 shares of common stock; and

On December 16, 2016, it converted $20,000 of principal and $1,881 in interest at $0.004235 into 5,166,600 shares of common stock.

On December 2, 2016, the Company entered into the December Letter Agreement with Delafield pursuant to which, among other things, the Company issued an 8% convertible redeemable promissory note in the principal amount of $150,000, i.e. the Delafield Note. The Delafield Note matures two years from the issuance date at which time any outstanding principal and interest is then due and payable. The Delafield Note is convertible into shares of Common Stock at a conversion price equal to 65% of the average of the three lowest closing bid prices of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events.

During the fourth quarter of fiscal 2016, Delafield converted $17,500 of principal and $1,350 of interest at $0.00781 into 2,413,590 shares of Common Stock.

The shares of common stock issued upon conversion of the convertible debt were sold without registration in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.

Warrant issuance

In addition, the Company issued Delafield a two-year common stock purchase warrant to purchase 26,000,000 shares of Common Stock at an exercise price of $0.05 per share, i.e. the New Warrant. The exercise price and number of shares of Common Stock issuable under the New Warrant are subject to adjustments for certain reclassifications, subdivision or combination of shares.

The New Warrant was issued in reliance on the exemption provided by Section 4(a)(2) of the Securities Act, as described above.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number	Description

4.1	8% Convertible Redeemable Promissory Note due December 2, 2018 issued to Delafield Investments Limited, dated December 2, 2016, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 7, 2016.

4.2	Common Stock Purchase Warrant issued to Delafield Investments Limited, dated December 2, 2016, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 7, 2016.

4.3	Debenture issued to Delafield, dated September 13, 2016, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 16, 2016.

4.4	8% Convertible Redeemable Junior Subordinated Note due October 31, 2017 issued to Eagle Equities, LLC, incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed on November 10, 2016.

4.5	8% Convertible Redeemable Junior Subordinated Back End Note due October 31, 2017 issued to Eagle Equities, LLC, incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed on November 10, 2016.

4.6	Collateralized Secured Promissory Back End Note issued to the Company by Eagle Equities, LLC, dated as of October 31, 2016, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on November 10, 2016

4.7	8% Convertible Redeemable Junior Subordinated Note due December 21, 2017 issued to Eagle Equities, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 30, 2016.

4.8	8% Convertible Redeemable Junior Subordinated Back End Note due December 21, 2017 issued to Eagle Equities, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 30, 2016.

10.1	Letter Agreement by and between the Company and Delafield Investments Limited, dated July 1, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 5, 2016.

10.2	Letter Agreement by and between the Company and Delafield Investments Limited, dated August 3, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 4, 2016.

10.3	Additional Issuance Agreement between the Company and Delafield Investments Limited, dated September 13, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 16, 2016.

10.4	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of October 31, 2016, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on November 10, 2016.
10.5

Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of December 21, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 30, 2016.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC HEALTH GROUP CORPORATION

Date: February 14, 2017	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

