Form 10-Q
period 2017-03-31
Propanc Biopharma, Inc.
filed 2017-05-08
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-54878

PROPANC BIOPHARMA INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0662986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

302, 6 Butler Street

Camberwell, VIC, 3124 Australia

(Address of principal executive offices)

61 03 9882 6723

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)
Emerging growth company	[ ]

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 3,751,876 shares of common stock, $0.001 par value per share, were outstanding as of May 08, 2017.

PROPANC BIOPHARMA INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

March 31, 2017

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim consolidated financial statements of Propanc Biopharma, Inc., formerly known as Propanc Health Group Corporation are included in this quarterly report on Form 10-Q:

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a Propanc Health Group Corporation

CONSOLIDATED BALANCE SHEETS

	March 31, 2017	June 30, 2016
	(unaudited)
ASSETS

CURRENT ASSETS:
Cash	$9,058	$121,070
GST tax receivable	10,125	29,355
Prepaid expenses and other current assets	12,029	210,122
Prepaid rent - related party	-	2,220

TOTAL CURRENT ASSETS	31,212	362,767

Security deposit	-	1,628
Security deposit - related party	2,291	2,220
Property and equipment, net	11,283	12,527

TOTAL ASSETS	$44,786	$379,142

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$452,144	$250,403
Accounts payable - related parties	15,617	119,690
Accrued expenses and other payables	334,860	137,487
Convertible notes and related accrued interest, net of discount and premiums	2,651,423	1,202,523
Loans payable	2,291	2,220
Embedded conversion option liabilities	1,081,387	994,343
Warrant derivative liability	16,200	55,839
Due to directors - related parties	35,030	33,943
Loans from directors and officer - related parties	56,521	54,767
Employee benefit liability	114,079	93,220

TOTAL CURRENT LIABILITIES	4,759,552	2,944,435

Commitments and Contingencies (See Note 7)

STOCKHOLDERS’ DEFICIT:
Series A preferred stock, $0.01 par value; 1,500,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	5,000	5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 and 1 share issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 3,744,095 and 2,914,465 shares issued and outstanding as of March 31, 2017 and June 30, 2016, respectively	3,744	2,914
Additional paid-in capital	31,972,357	27,671,552
Accumulated other comprehensive income (loss)	(85,836)	131,264
Accumulated deficit	(36,610,031)	(30,376,023)

TOTAL STOCKHOLDERS’ DEFICIT	(4,714,766)	(2,565,293)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$44,786	$379,142

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/ka Propanc Health Group Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2017	2016	2017	2016
REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	1,153,138	775,216	3,893,534	2,620,324
Occupancy expenses	7,649	5,235	22,237	15,062
Research and development	386,490	510,301	714,889	806,578
TOTAL OPERATING EXPENSES	1,547,277	1,290,752	4,630,660	3,441,964

LOSS FROM OPERATIONS	(1,547,277)	(1,290,752)	(4,630,660)	(3,441,964)

OTHER INCOME (EXPENSE)
Interest expense	(798,361)	(1,104,315)	(2,525,375)	(2,678,604)
Interest income	648	-	661	2,027
Change in fair value of derivative liabilities	273,545	57,118	603,938	(494,772)
Loss on debt settlements, net	(343)	-	(131,900)	(58,893)
Foreign currency transaction gain	394,503	186,070	143,169	47,366
TOTAL OTHER INCOME (EXPENSE)	(130,008)	(861,127)	(1,909,507)	(3,182,876)

LOSS BEFORE INCOME TAXES	(1,677,285)	(2,151,879)	(6,540,167)	(6,624,840)

INCOME TAX BENEFIT (EXPENSE)	306,159	(30)	306,159	71,970

NET LOSS	$(1,371,126)	$(2,151,909)	$(6,234,008)	$(6,552,870)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.38)	$(1.05)	$(1.86)	$(3.90)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	3,653,154	2,043,235	3,347,593	1,679,829

NET LOSS	$(1,371,126)	$(2,151,909)	$(6,234,008)	$(6,552,870)

OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(473,998)	(238,292)	(217,100)	(126,413)

TOTAL OTHER COMPREHENSIVE LOSS	(473,998)	(238,292)	(217,100)	(126,413)

TOTAL COMPREHENSIVE LOSS	$(1,845,124)	$(2,390,201)	$(6,451,108)	$(6,679,283)

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a Propanc Health Group Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,234,008)	$(6,552,870)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	531,958	1,359,874
Issuance of convertible promissory notes for services	500,000	-
Warrant modification expense	23,495	-
Loss on settlement	131,900	58,893
Foreign currency transaction gain	(143,169)	(47,366)
Depreciation expense	1,628	507
Amortization of debt discount	1,835,899	2,235,257
Change in fair value of derivative liabilities	(603,938)	494,772
Stock option expense	1,473,174	-
Accretion of put premium	619,436	914,412
Changes in Assets and Liabilities:
GST receivable	19,953	(9,961)
Prepaid expenses and other assets	-	(246,311)
Prepaid expenses and other assets - related parties	2,267	-
Accounts payable	119,443	(77,543)
Accounts payable - related parties	15,450	-
Employee benefit liability	17,682	19,060
Payment for security deposit	1,662	-
Accrued expenses	190,899	(326,341)
Accrued interest	47,189	(27,527)
NET CASH USED IN OPERATING ACTIVITIES	(1,449,080)	(2,205,144)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(676)
NET CASH USED IN INVESTING ACTIVITIES	-	(676)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayments to principal stockholder	-	(21,491)
Loan repayments	-	(23,843)
Proceeds from convertible promissory notes	923,750	4,177,500
Repayments of convertible promissory notes	-	(463,976)
Proceeds from the exercise of warrants	464,286	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,388,036	3,668,190

Effect of exchange rate changes on cash	(50,968)	(90,971)

NET INCREASE (DECREASE) IN CASH	(112,012)	1,371,399

CASH AT BEGINNING OF PERIOD	121,070	107,627
CASH AT END OF PERIOD	$9,058	$1,479,026

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Prepaid common stock issued for services	$-	$72,757
Cancellation of shares for convertible note payable	$112,500	$-
Reduction of put premium related to conversions of convertible note	$132,955	$1,034,454
Conversion of convertible notes and accrued interest to common stock	$934,241	$3,817,285
Discounts related to warrants issued with convertible debenture	$910,178	$1,666,635
Discounts related to derivative liability	$650,000	$2,205,925
Settlement of accounts payable for shares of common stock	$50,000	$-

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

Propanc Biopharma, Inc. (the “Company,” “we,” “us,” “our”) was originally incorporated in Melbourne, Victoria Australia on October 15, 2007 as Propanc PTY LTD, and continues to be based in Camberwell, Victoria Australia. Since its inception, substantially all of the operations of the Company have been focused on the development of new cancer treatments targeting high-risk patients, particularly cancer survivors, who need a follow-up, non-toxic, long-term therapy designed to prevent the cancer from returning and spreading. The Company anticipates establishing global markets for its technologies. Our lead product candidate, which we refer to as PRP, is an enhanced pro-enzyme formulation designed to enhance the anti-cancer effects of multiple enzymes acting synergistically. It is currently in the preclinical phase of development.

On November 23, 2010, the Company was incorporated in the state of Delaware as Propanc Health Group Corporation. In January 2011, to reorganize the Company, we acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to better reflect the Company’s stage of growth and development.

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended March 31, 2017 and 2016 and cash flows for the nine months ended March 31, 2017 and 2016 and our financial position as of March 31, 2017 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Reference is frequently made herein to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”). This is the source of authoritative US GAAP recognized by the FASB to be applied to non-governmental entities. Each ASC reference in this filing is presented with a three-digit number, which represents its Topic. As necessary for explanation and as applicable, an ASC topic may be followed with a two-digit subtopic, a two-digit section or a two-or-three digit paragraph.

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

On April 20, 2017, the Company effected a one-for-two hundred and fifty (1:250) reverse stock split whereby the Company (i) decreased the number of authorized shares of common stock, par value $0.001 per share (the “Common Stock”) to 100,000,000 (ii) decreased the number of authorized shares of preferred stock to 1,500,005 and (iii) decreased, by a ratio of one-for-two hundred and fifty (1:250) the number of retroactively issued and outstanding shares of Common Stock. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans, including all share and per-share data, for all amounts and periods presented in the consolidated financial statements.

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Propanc Health Group Corporation and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

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

As of March 31, 2017 and June 30, 2016, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the unaudited consolidated financial statements were as follows:

	March 31, 2017	June 30, 2016
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.7638	0.7401

Average exchange rate for the period
USD : AUD exchange rate	0.7556	0.7282

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the nine months ended March 31, 2017 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2016	$131,264
Foreign currency translation loss	(217,100)
Ending balance, March 31, 2017	$(85,836)

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

The Company has adopted ASC 820, “Fair Value Measurement,” accounting guidance for fair value measurements of financial assets and liabilities. The adoption did not have a material impact on the Company’s results of operations, financial position or liquidity. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost). The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

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

The estimated fair value of certain financial instruments, including accounts receivable and accounts payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The cost basis of notes and convertible debentures approximates fair value due to the market interest rates carried for these instruments.

Also see Note 10 - Derivative Financial Instruments.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of six months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of March 31, 2017 or June 30, 2016.

Patents

Patents are stated at cost and reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any product costs as long as we are in the startup stage. Accordingly, as the Company’s products were and are not currently approved for market, all patent costs incurred from 2013 through 2017 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

In 2016 and early 2017 we filed five other patent applications, as indicated below. Two applications were filed in Spain, where one is currently under examination, and one was filed in the United States. Two others were filed under the PCT. The PCT assists applicants in seeking patent protection by filing one international patent application under the PCT, applicants can simultaneously seek protection for an invention in over 150 countries. Once filed, the application is placed under the control of the national or regional patent offices, as applicable, in what is called the national phase.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

No.	Title	Country	Case Status	Date Filed
1.	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic reduction agent.	Australia, Japan, Indonesia, Israel, New Zealand, Singapore and South Africa	Granted	Oct-22-2010
		Brazil, Canada, China, Europe, Malaysia, Mexico, Republic of Korea, USA	Under Examination

2.	Proenzyme composition	PCT	Application filed and pending	Nov-11-2016

3.	Compositions and their use for manufacturing a medicament for treating cancer	Spain	Application filed and pending	Dec-22-2016

4.	Compositions and their use for manufacturing a medicament for treating cancer	Spain	Under examination	Jan-29-2016

5.	Cancer Treatment	PCT	Application filed and pending	Jan-27-2017

6.	Composition of proenzymes for cancer treatment	USA	Application filed and pending	Apr-12-2016

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

Australian Goods and Services Tax (GST)

Revenues, expenses and balance sheet items are recognized net of the amount of GST, except payable and receivable balances which are shown inclusive of GST. The GST incurred is payable on revenues to, and recoverable on purchases from, the Australian Taxation Office.

Cash flows are presented in the statements of cash flow on a gross basis, except for the GST component of investing and financing activities, which are disclosed as operating cash flows.

As of March 31, 2017 and June 30, 2016, the Company was owed $10,125 and $29,355, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Income Taxes

The Company is governed by Australia and United States income tax laws, which are administered by the Australian Taxation Office and the United States Internal Revenue Service, respectively. The Company follows ASC 740 “Accounting for Income Taxes,”when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the nine months ended March 31, 2017 and 2016 were $714,889 and $806,578, respectively.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

During the nine months ended March 31, 2017 and 2016, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $306,159 and $71,970 respectively, which is reflected as an income tax benefit in the accompanying consolidated statements of operations and comprehensive income (loss).

Stock Based Compensation

The Company records stock based compensation in accordance with ASC 718, “Stock Compensation” and SEC Staff Accounting Bulletin No. 107 Share Based Payment issued by the SEC in March 2005 regarding its interpretation of ASC 718. ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The Company values employee and non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. For the nine months ended March 31, 2017, there were 149,517 warrants outstanding, 572,000 stock options and ten convertible notes payable that are convertible into 1,600,288 common shares, respectively which are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

Certain FASB Accounting Standard Updates (“ASU”) which are not effective until after March 31, 2017 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations. The Company is evaluating or has implemented the following at March 31, 2017:

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 addresses eight specific cash flow issues with the objective of reducing diversity in practice regarding how certain cash receipts and cash payments are presented in the statement of cash flows. The standard provides guidance on the classification of the following items: (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, (6) distributions received from equity method investments, (7) beneficial interests in securitization transactions, and (8) separately identifiable cash flows. The Company is required to adopt ASU 2016-15 for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2017 on a retrospective basis. Early adoption is permitted, including adoption in an interim period. The Company is currently evaluating the impact of adoption of ASU 2016-15.

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

In February 2016, the FASB issued ASU 2016-02, “Leases,” which will require lessees to recognize assets and liabilities for the rights and obligations created by most leases on the balance sheet. The changes become effective for the Company’s fiscal year beginning July 1, 2019. Modified retrospective adoption for all leases existing at, or entered into after, the date of initial application, is required with an option to use certain transition relief. The Company expects this ASU will increase its current assets and current liabilities, but have no net material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which requires that an entity classify deferred tax assets and liabilities as noncurrent on the balance sheet. Prior to the issuance of the standard, deferred tax assets and liabilities were required to be separated into current and noncurrent amounts on the basis of the classification of the related asset or liability. This ASU is effective for the Company on April 1, 2017, with early adoption permitted. The adoption of ASU No. 2015-17 did not have a material impact on the Company’s consolidated financial statements or related disclosures.

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Topic 205-40)”, which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern for each annual and interim reporting period. If substantial doubt exists, additional disclosure is required. This new standard was effective for the Company for the interim period beginning after December 15, 2016 and the Company has revised its disclosures accordingly. The Company adopted this new standard as of December 31, 2016.

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the nine months ended March 31, 2017, the Company had no revenues, had a net loss of $6,234,008 and had net cash used in operations of $1,449,080. Additionally, as of March 31, 2017, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $4,728,340, $4,714,766 and $36,610,031, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, acceptance of the Company’s patent applications and ultimately achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional equity investments or achieve an adequate sales level.

NOTE 3 – DUE TO DIRECTORS - RELATED PARTIES

Due to directors - related parties represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at March 31, 2017 and June 30, 2016 is $35,030 and $33,943, respectively.

NOTE 4 – LOANS AND NOTES PAYABLE

Loans from Directors and Officer - Related Parties

Loans from Directors and Officer at March 31, 2017 and June 30, 2016 were $56,521 and $54,767, respectively. The loans bear no interest and are all past their due date and in default. The Company did not repay any amount on these loans during the nine months ended March 31, 2017.

Other Loans from Unrelated Parties

As of March 31, 2017 and June 30, 2016, other loans from unrelated parties had a balance of $2,291 and $2,220, respectively. The Company did not repay any money toward these loans and a foreign currency transaction loss of $71 was recorded in connection with these loans for the nine months ended March 31, 2017.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes at March 31, 2017 were as follows:

Convertible notes and debenture	$2,534,294
Unamortized discounts	(542,459)
Accrued interest	40,152
Premium	619,436
Convertible notes, net	$2,651,423

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

Through June 30, 2016, the lender converted $620,000 in principal of the Back-End Notes into an equivalent amount of shares of the Company’s common stock. From June 30, 2016 through March 31, 2017, the remaining $162,500 in principal of the Back-End notes was converted (See Note 6). As of March 31, 2017, these Back-End Notes have been fully converted.

Since the Back-End Notes the Company issued were not convertible until the notes the lender issued were redeemed in cash, the Back-End Notes and accrued interest receivable and payable have been netted for presentation purposes on the accompanying balance sheet.

Delafield Financing Agreements

On October 28, 2015 (the “Closing Date”), the Company entered into a securities purchase agreement dated as of the Closing Date (the “Purchase Agreement”) with Delafield Investments Limited (the “Purchaser” or “Delafield”). The Purchase Agreement provided that, upon the terms and subject to the conditions set forth therein, the Purchaser would invest $4,000,000 (“Investment Amount”) in exchange for a Convertible Debenture (the “Debenture”) in the principal amount of $4,400,000 (the “Principal Amount”) and a warrant to purchase an aggregate of 104,762 shares of the Company’s common stock, par value $0.001 per share, for an exercise price of $150 per share for a period of four (4) years from the Closing Date (the “Warrant”). Pursuant to the Purchase Agreement, on the Closing Date, the Company issued the Debenture and Warrant to the Purchaser.

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

Under the terms of the Purchase Agreement and Debenture, $2,800,000 of the Investment Amount was deposited into a deposit control account and such amount was to remain in the deposit control account pending the achievement of certain milestones by the Company and the satisfaction of certain equity conditions set forth in the Debenture. Additionally, under the Debenture, the Principal Amount would be reduced by $25,000 if the Company filed a registration statement with the SEC within 30 days following the Closing Date. The Principal Amount would be reduced by an additional $25,000 if the registration statement was deemed effective within 100 days after the Closing Date. On November 23, 2015, the Company filed a registration statement with the SEC and on December 10, 2015, the registration statement was declared effective. As both of these conditions were met, the Principal amount was reduced by $50,000, which was credited to interest expense such that the aggregate principal amount was $4,350,000.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

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

The Debenture has a 10% original issue discount and was originally schedule to mature on October 28, 2016. The principal amount of the Debenture accrues interest at the rate of 5% per annum based on the $4,350,000 note agreement with a one year value guarantee of $217,500, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Debenture was, prior to the Addendum (as defined below), convertible at any time, in whole or in part, at the Purchaser’s option into shares of the Company’s Common Stock at a conversion price equal to $10.50, which is the VWAP of the Company’s Common Stock five days prior to the execution of the Debenture (subject to adjustment) (the “Conversion Price”). At any time after the effective date of the registration statement, the Purchaser had the opportunity to convert up to an aggregate of $2,090,000 of the Debenture, at one or more conversion dates, into shares of Common Stock at a conversion price equal to the VWAP of the Common Stock over the five (5) trading days prior to such Effective Date. The Purchaser’s option to convert at such a conversion price expired when the Purchaser converted an aggregate of $2,090,000 of the Debenture using such conversion price. If the VWAP of the Company’s Common Stock on any trading day was less than the Conversion Price, the Purchaser could convert at a price per share equal to a twenty percent (20%) discount to the average of the two lowest closing prices during the five trading days prior to the date of conversion. During the year ended June 30, 2016, the Company withdrew a principal amount of $2,800,000 from the deposit control account of which $269,976 was paid directly as partial payment of a note dated June 4, 2015 and $33,437 was paid directly to legal fees resulting in net cash proceeds of $2,496,587 received by the Company. An aggregate total of $1,955,300 was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). During the year ended June 30, 2016, the Purchaser converted $2,790,806 of principal and $108,750 of accrued interest into shares of the Company’s Common Stock (See Note 6). During the nine months ended March 31, 2017, the holder converted $647,900 of principal and accrued interest of $108,750 into shares of the Company’s Common Stock (See Note 6). Total principal outstanding as of March 31, 2017 is $911,294. Accrued interest as of March 31, 2017 was $3,869 and was accrued in connection with a letter agreement revising the original terms of the agreement as documented below, which after multiple amendments has a due date of September 30, 2017. The above conversions relate to additional proceeds received under the Debenture as documented below.

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

The Warrant was exercisable in whole or in part, at an initial exercise price per share of $150, subject to adjustment. The exercise price and number of shares of the Company’s Common Stock issuable under the Warrant (the “Warrant Shares”) were subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings and pro rata distributions. Any adjustment to the exercise price shall similarly cause the number of Warrant Shares to be adjusted so that the total value of the Warrants would have increased. In the event that the Warrant Shares were not included in an effective registration statement, the Warrants could be exercised on a cashless basis.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

The Company calculated the warrant at relative fair value, which was $712,110 and amortized to interest expense during the year ended June 30, 2016. This Warrant was fully exercised during the period ending March 31, 2017 (see the “July Letter Agreement” below).

In connection with the execution of the Purchase Agreement, on the Closing Date, the Company and the Purchaser also entered into a registration rights agreement dated as of the Closing Date (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to file an initial registration statement with the SEC to register the resale of the Common Stock into which the Debenture may be converted or the Warrant may be exercised, within 30 days following the Closing Date. The registration statement had to be declared effective by the 100th calendar day after the Closing Date, subject to a 20-day extension as requested by the Company and consented to by the Purchaser. On November 23, 2015, the Company filed the registration statement with the SEC and on December 10, 2015, the registration statement was declared effective.

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

In connection with the Purchase Agreement, the Company entered into a Security Agreement dated as of even date therewith with the Purchaser whereby the Company agreed to grant to Purchaser an unconditional and continuing, first priority security interest in all of the assets and property of the Company to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Debentures, Warrants and the other transaction documents until ten days following such time as the registration statement was declared effective by the SEC and the equity conditions set forth in the Debenture are met.

On March 11, 2016, the Company entered into an Addendum (the “Addendum”) as discussed below with the Purchaser pursuant to which the Company and the Purchaser agreed to new terms with respect to the Purchase Agreement.

Addendum

Under the Addendum, the Company and the Purchaser agreed that the balance of the deposit control account, after giving effect to the amounts released from such account as of the date of the Addendum, would be released to the Company in two installments as follows: (1) up to $1,200,000 would be released to the Company upon full execution of the Addendum, which occurred on March 16, 2016, and (2) up to $375,000 within 60 days of the full execution of the Addendum as long as certain conditions were met, which occurred on May 19, 2016 .

The Company and the Purchaser agreed that the new conversion price would be $7.50; provided that in the event that the VWAP per share on any trading day is less than such conversion price, the conversion price would be adjusted to a price per share that was equal to a 22.5% discount to the lowest trading price of the common stock in the ten trading days prior to the date of conversion. The Company evaluated this note modification under ASC 470-50-40-10 and concluded that it does not apply since the conversion option is bifurcated and the 10% cash flow test was not met under ASC 470-50.

Under the Addendum, the Purchaser agreed to limit the number of shares of Common Stock it sells on any trading day to an amount of shares that is less than 25% of the trading volume of the Common Stock on that same trading day. The Purchaser and the Company may agree otherwise with respect to this trading limitation.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

The Company also agreed to reserve an additional 1,200,000 shares for issuance and to file a registration statement on Form S-1 to register shares covering the resale of all of the additional shares of common stock that are issuable upon conversion of the Debenture, as modified by this Addendum. On March 25, 2016, the Company filed a registration statement with the SEC and on April 19, 2016, the registration statement was deemed effective.

The Company and the Purchaser agreed that the initial stock purchase agreement and the Debenture, as applicable, would continue in effect and remain in place, except to the extent modified by the Addendum.

July and August Letter Agreements

On July 1, 2016, the Company entered into a Letter Agreement (the “July Letter Agreement”) with the Purchaser, and the parties then entered in a second letter agreement dated August 3, 2016 (the “August Letter Agreement”), pursuant to the Purchase Agreement. Pursuant to the original Purchase Agreement, the Purchaser agreed to invest $4,000,000 in exchange for an Original Issue Senior Discount Secured Debenture (the “Debenture”) and a common stock purchase warrant (the “2015 Warrant”) to purchase 104,762 shares of the Company’s common stock (the “2015 Warrant Shares”).

Under the July Letter Agreement, the Purchaser agreed to exercise the 2015 Warrant with respect to all 104,762 shares of common stock underlying the 2015 Warrant. In consideration for the Purchaser’s exercise of the 2015 Warrant, the Company agreed to adjust the exercise price from $150 per share to $3.00 per share. In addition, the Company and the Purchaser agreed to modify the July 1, 2016 “Interest Payment Date” and the October 1, 2016 “Interest Payment Date” as such terms are defined in the Debenture. Pursuant to the July Letter Agreement, the Company delayed the interest payment due on the July 1, 2016 Interest Payment Date by a minimum of 30 calendar days (the “Minimum Extension Date”) and up to 60 calendar days, provided that the Purchaser could demand payment any time after the Minimum Extension Date. The Company also may delay the interest payment due on the October 1, 2016 Interest Payment Date to the October 28, 2016 maturity date (the “Maturity Date”) unless the Purchaser demands earlier payment; provided however, that if the Purchaser has not demanded payment by October 27, 2016, the Maturity Date would have been extended until December 31, 2016 (or such earlier date as the parties mutually agreed) and the interest payment that would have been due on the October 1, 2016 would become due on December 31, 2016, unless the Purchaser demanded earlier payment. The note was further extended to September 30, 2017 as discussed below.

On July 8, 2016, the 2015 Warrant for 104,762 shares was fully exercised at a price of $3 per share for a total of $314,286, see above. The Company revalued the warrants on the modification date at the new exercise price and recorded an additional expense of approximately $21,000 related to the incremental increase in value (See Note 6).

Pursuant to the August Letter Agreement, the Maturity Date of the Debenture was extended until February 28, 2017 and did not accrue interest from October 28, 2016 through the Maturity Date (provided that all accrued but unpaid interest prior to October 28, 2016 (the original maturity date) will be due and payable pursuant to the terms of the Debenture). The note was further extended to September 30, 2017 as discussed below.

The Debenture is convertible at any time, in whole or in part, at the Purchaser’s option into shares of Common Stock at a conversion price equal to $7.50 per share; provided that in the event that the volume weighted average price per share on any trading day is less than such conversion price, the conversion price will be adjusted to a price per share that is equal to a 22.5% discount to the lowest trading price of the Common Stock in the ten trading days prior to the date of conversion.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

Warrants

Pursuant to the August Letter Agreement and in consideration for extending the Maturity Date of the Debenture as noted above, the Company issued the Purchaser warrants to purchase up to 960,000 shares of Common Stock (the “2016 Warrants”). The 2016 Warrants entitle the holder to purchase (i) up to 800,000 shares of Common Stock at exercise prices ranging from $3.00 to $5.00 per share (the “Five Month Warrant”), and (ii) up to 160,000 shares of Common Stock at an exercise price of $25.00 per share (the “Two Year Warrant”). The Company also agreed to file a registration statement with the SEC, to register for resale the 960,000 shares of Common Stock underlying the 2016 Warrants. The Company calculated the 960,000 warrants at relative fair value, which was $910,178 and will be amortized to interest expense over the remaining term of the debenture in accordance with ASC 470-50-40-17. The 2016 Warrants were subsequently cancelled as part of the “December Letter Agreement” (see below.)

The 2016 Warrants were immediately exercisable. On August 18, 2016, the Purchaser notified the Company of its exercise of 50,000 shares of Common Stock under the first tranche of the Five Month Warrant at a purchase price of $3.00 per share or $150,000 in the aggregate (See Note 6). These shares were later redeemed by the Company as part of the “December Letter Agreement”.

Pursuant to the Five Month Warrant, if the VWAP of the Common Stock for five consecutive days equaled or exceeded the exercise price of any tranche of the Five Month Warrant (each, as applicable, a “Callable Tranche”), and provided that the Company was in compliance with the Call Conditions as defined in the August Letter Agreement, the Company had the right to call on the Purchaser to exercise any warrants under a Callable Tranche up to an aggregate exercise price of $350,000. The Five Month Warrant generally limited the Company to one such call within a twenty trading day period. However, if the VWAP of the Common Stock for five consecutive trading days was at least 200% of the exercise price of any warrants under a Callable Tranche, the Company could make an additional call for the exercise of additional warrants under such Callable Tranche up to an aggregate exercise price of $600,000 prior to the passage of the twenty trading day period. If Delafield did not exercise the 2016 Warrants under a Callable Tranche when called by the Company under the terms of the August Letter Agreement, the Company could, at its option, cancel any or all outstanding warrants under the Five Month Warrant.

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

The Five Month Warrant required us to file a registration statement covering the resale of the shares underlying the warrant within 15 days after August 3, 2016, and to use our commercially reasonable efforts to have the registration statement declared effective by the SEC promptly thereafter and to remain effective for a period of at least twelve months from the date of effectiveness. This registration statement was filed on August 19, 2016, but was subsequently withdrawn as described below. In the event that a registration statement registering the resale of the shares underlying the Five Month Warrant was not effective on or before October 15, 2016, or was not maintained effective thereafter, the termination date of the Five Month Warrant would have been extended until such date that the shares were registered for at least a period of 90 days, but in no event later than April 30, 2017.

The Two Year Warrant required us to file a registration statement covering the resale of the shares underlying the warrant within 15 days after August 3, 2016, and to use our commercially reasonable efforts to have the registration statement declared effective by the SEC promptly thereafter and to remain effective for a period of at least six years from the date of effectiveness. The registration statement was filed on August 19, 2016, but was subsequently withdrawn as described below.

Additional Issuance Debenture

As of September 13, 2016, the Company entered into an Additional Issuance Agreement (the “Additional Issuance Agreement”) with the Purchaser pursuant to the Purchase Agreement. Pursuant to the Additional Issuance Agreement, Delafield agreed to loan an additional $150,000 in exchange for a 5% Original Issue Discount Senior Secured Convertible Debenture of the Company in the principal amount of $165,000 (the “Additional Issuance Debenture”). An aggregate total of $199,585 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). As of March 31, 2017, the Company recorded accrued interest of $6,188 and the $165,000 remained outstanding.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

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

The Additional Issuance Debenture has a 10% original issue discount and matures on September 13, 2017. The principal amount of the Additional Issuance Debenture accrues interest at the rate of 5% per annum, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Additional Issuance Debenture is convertible at any time, in whole or in part, at Delafield’s option into shares of Common Stock at a conversion price equal to $7.50 (subject to adjustment) (the “Conversion Price”). If the volume weighted average price of the Common Stock on any trading day is less than the then-current Conversion Price, the Purchaser may convert at a price per share equal to a twenty two and one half percent (22.5%) discount to the lowest trading price of the Common Stock in the ten trading days prior to the date of conversion.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

December Letter Agreement

On December 2, 2016, the Company entered into a Letter Agreement (the “December Letter Agreement”) with the Purchaser pursuant to which the parties agreed to cancel both the Two Year Warrant to purchase up to 160,000 shares of common stock, par value $0.001 per share of the Company at an exercise price of $25.00 per share, and the Five Month Warrant to purchase in five tranches, at exercise prices between $3.00 and $5.00 per share, up to 800,000 shares of common stock, originally issued to the Purchaser on August 3, 2016.

Pursuant to the December Letter Agreement, the 50,000 restricted shares held by the Purchaser pursuant to its August 2016 exercise of such shares under the first tranche of the Five Month Warrant at a purchase price of $3.00 per share or $150,000 in the aggregate, were redeemed by the Company at a fair value of $112,500 upon the issuance and in exchange for an 8% convertible redeemable promissory note in the principal amount of $150,000 (the “Delafield Note”) due December 2, 2018. The Company recorded a $37,500 loss on settlement related to the cancellation of shares and issuance of the note. The note matures two years from the issuance date at which time any outstanding principal and interest is then due and payable. The Delafield Note is convertible into shares of Common Stock at a conversion price equal to 65% of the average of the three lowest closing bid prices of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The Delafield Note may be prepaid at any time at 135% of the principal amount plus any accrued interest. Upon an event of default, principal and accrued interest will become immediately due and payable and interest will accrue at a default interest rate of 18% per annum or the highest rate of interest permitted by law. This convertible notes is treated as stock settled debt under ASC 480 and accordingly the Company is recording an $80,769 put premium. As of March 31, 2017, the Company recorded accrued interest of $3,945 and the $150,000 remained outstanding.

In addition, the Company issued the Purchaser a two-year common stock purchase warrant to purchase 104,000 shares of Common Stock at an exercise price of $12.50 per share (the “New Warrant”). The exercise price and number of shares of Common Stock issuable under the New Warrant are subject to adjustments for certain reclassifications, subdivision or combination of shares. The New Warrant is being treated as a modification of an existing warrant under ASC 718-20-35-3 and has determined that since the valuation of the New Warrant does not exceed the value of the 2016 Warrants, the Company will continue to amortize the remainder of the $910,178 value of the 2016 Warrant. The total principal amount outstanding under the above October 2015 SPA, related addendum, July and August letter agreements, additional issuance debenture and December letter agreement was $1,226,294 as of March 31, 2017.

March Letter Agreement

On March 17, 2017, the Company entered into a Letter Agreement (the “March Letter Agreement”) with the Purchaser pursuant to which the parties have agreed to revise certain terms of the Debenture. The Company and the Purchaser have agreed to extend the maturity date of the Debenture to September 30, 2017. In consideration for the extension of the maturity date, the Company began incurring interest on the aggregate unconverted and outstanding principal amount of the debenture as of February 28, 2017 ($911,294) based on the terms of the original debenture. Interest began accruing on February 28, 2017 and will accrue through and including September 30, 2017.

At no time is the Purchaser entitled to convert any portion of the Debenture to the extent that after such conversion, the Purchaser (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date.

October 31, 2016 Securities Purchase Agreement

On October 31, 2016, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle Equities”), pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $100,000. The first note (the “October Note”) was funded with cash and the second note (the “October Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “October Note Receivable”). The terms of the Eagle Back-End Note require cash funding prior to any conversion thereunder. The October Note Receivable is due June 30, 2017, unless certain conditions are not met, in which case both the October Eagle Back-End Note and the October Note Receivable may both be cancelled. Both the October Note and the October Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the October Note and the October Eagle Back-End Note are convertible into Common Stock at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The October Note and the October Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company is recording a $66,667 put premium. The Company has recorded $3,332 of accrued interest as of March 31, 2017. Total principal outstanding as of March 31, 2017 was $100,000.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

The October Note may be prepaid with certain penalties within 180 days of issuance. The October Eagle Back-End Note may not be prepaid. However, in the event the October Note is redeemed within the first six months of issuance, the October Eagle Back-End Note will be deemed cancelled and of no further effect.

The October Eagle Back-End Note will not be cash funded and such note, along with the Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

Since the October Eagle Back-End Note is not convertible until the October Note Receivable is paid, and the October Note Receivable and October Eagle Back-End Note have a right of setoff, the October Note Receivable and October Eagle Back-End Note and related accrued interest receivable and payable will be netted for purposes of presentation on the balance sheet.

November 2016 Consulting Agreement

On November 18, 2016 (the “Effective Date”), the Company entered into a consulting agreement with Regal Consulting. As compensation for services rendered, the Company issued two fully earned $250,000 convertible junior subordinated promissory notes. Both notes have a two year maturity date and interest of 10% per annum. Both notes are junior and subordinate in all respects to the existing debt of the Company.

The Company issued the first $250,000 convertible note on November 18, 2016. This note is convertible at a conversion price of the lesser of $2.50 or 65% of the average of the three lowest 10 trading days prior to the conversion. An aggregate total of $255,757 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). As of March 31, 2017, the Company recorded accrued interest of $9,178 and the entire balance of $250,000 is outstanding.

The Company issued the second $250,000 convertible note on February 16, 2017. This note is convertible at a conversion price of the lesser of $2.50 or 65% of the average of the three lowest 10 trading days prior to the conversion. An aggregate total of $409,416 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). As of March 31, 2017, the Company recorded accrued interest of $3,014 and the entire balance of $250,000 is outstanding.

December 12, 2016 Securities Purchase Agreement

On December 12, 2016, the Company entered into a Securities Purchase Agreement, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $100,000. The first note (the “December 12 Note”) was funded with cash and the second note (the “December 12 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “December 12 Note Receivable”). The terms of the December 12 Eagle Back-End Note require cash funding prior to any conversion thereunder. The December 12 Note Receivable is due December 12, 2017, unless certain conditions are not met, in which case both the December 12 Eagle Back-End Note and the December 12 Note Receivable may both be cancelled. Both the December 12 Note and the December 12 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the December 12 Note and the December 12 Eagle Back-End Note are convertible into Common Stock at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The December 12 Note and the December 12 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company is recording a $66,667 put premium. The Company has recorded $2,411 of accrued interest as of March 31, 2017. Total principal outstanding as of March 31, 2017 was $100,000.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

The December 12 Note may be prepaid with certain penalties within 180 days of issuance. The December 12 Eagle Back-End Note may not be prepaid. However, in the event the December 12 Note is redeemed within the first six months of issuance, the December 12 Eagle Back-End Note will be deemed cancelled and of no further effect.

The December 12 Eagle Back-End Note will not be cash funded and such note, along with the December 12 Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

Since the December 12 Eagle Back-End Note is not convertible until the December 12 Note Receivable is paid, and the December 12 Note Receivable and December 12 Eagle Back-End Note have a right of setoff, the December 12 Note Receivable and December 12 Eagle Back-End Note and related accrued interest receivable and payable will be netted for purposes of presentation on the balance sheet.

December 21, 2016 Securities Purchase Agreement

On December 21, 2016, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $157,500. The first note (the “December 21 Note”) was funded with cash and the second note (the “December 21 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “December 21 Note Receivable”). The terms of the December 21 Eagle Back-End Note require cash funding prior to any conversion thereunder. The December 21 Note Receivable is due December 21, 2017, unless certain conditions are not met, in which case both the December 21 Eagle Back-End Note and the December 21 Note Receivable may both be cancelled. Both the December 21 Note and the December 21 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the December 21 and the December 21 Eagle Back-End Note are convertible into common stock at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The December 21 Note and the December 21 Eagle Back-End Note are notes is treated as stock settled debt under ASC 480 and accordingly the Company is recording a $105,000 put premium. The Company has recorded $3,487 of accrued interest as of March 31, 2017. Total principal outstanding as of March 31, 2017 was $157,500.

The December 21 Note may be prepaid with certain penalties within 180 days of issuance. The December 21 Eagle Back-End Note may not be prepaid. However, in the event the December 21 Note is redeemed within the first six months of issuance, the December 21 Eagle Back-End Note will be deemed cancelled and of no further effect.

The December 21 Eagle Back-End Note will not be cash funded and such note, along with the December 21 Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

Since the December 21 Eagle Back-End Note is not convertible until the December 21 Note Receivable is paid, and the December 21 Note Receivable and December 21 Eagle Back-End Note have a right of setoff, the December 21 Note Receivable and December 21 Eagle Back-End Note and related accrued interest receivable and payable will be netted for purposes of presentation on the balance sheet.

On May 4, 2017, the December 21 Note Receivable was funded and, as a result, the December 21 Eagle Back-End Note is now eligible for conversion. See Note 11- Subsequent Events for further information.

January 27, 2017 Securities Purchase Agreement

On January 27, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $230,000. The first note (the “January Note”) was funded with cash and the second note (the “January Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “January Note Receivable”). The terms of the January Eagle Back-End Note require cash funding prior to any conversion thereunder. The January Note Receivable is due September 27, 2017, unless certain conditions are not met, in which case both the January Eagle Back-End Note and the January Note Receivable may both be cancelled. Both the January Note and the January Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the January Note and the January Eagle Back-End Note are convertible into Common Stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events.

The January Note may be prepaid with certain penalties within 180 days of issuance. The January Eagle Back-End Note may not be prepaid. However, in the event the January Note is redeemed within the first six months of issuance, the January Eagle Back-End Note will be deemed cancelled and of no further effect.

The January Eagle Back-End Note will not be cash funded and such note, along with the January Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. The Company has recorded $3,226 of accrued interest as of March 31, 2017. Total principal outstanding as of March 31, 2017 was $230,000.

On May 4, 2017, the Company received a partial payment of the January Note Receivable in the amount of $40,000. As a result the January Back-End Note is now eligible for conversion. See Note 11- Subsequent Events for further information.

March 1, 2017 Securities Purchase Agreement

On March 1, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $220,500. The first note (the “March Note”) was funded with cash and the second note (the “March Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “March Note Receivable”). The terms of the March Eagle Back-End Note require cash funding prior to any conversion thereunder. Both the March Note and the March Eagle Back-End Note have a maturity date of March 1, 2018, upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the March Note and the March Eagle Back-End Note are convertible into Common Stock, of the Company at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events.

The March Note may be prepaid with certain penalties within 180 days of issuance. The March Eagle Back-End Note may not be prepaid. However, in the event the March Note is redeemed within the first six months of issuance, the March Eagle Back-End Note will be deemed cancelled and of no further effect.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

The March Eagle Back-End Note will not be cash funded and such note, along with the March Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. The Company has recorded $1,498 of accrued interest as of March 31, 2017. Total principal outstanding as of March 31, 2017 was $220,500.

The Company recorded $650,000 of debt discounts related to the above note issuances during the nine months ended March 31, 2017. The debt discounts are being amortized over the term of the debt. Amortization of all debt discounts for the nine months ended March 31, 2017 and 2016 was $1,835,899 and $2,235,257, respectively.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The total number of preferred shares authorized and that may be issued by the Company is 1,500,005 preferred shares with a par value of $0.01. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

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

Common Stock:

Shares issued for services

On November 1, 2015, the Company entered into an agreement with a consultant to provide services over a nine month period. On August 8, 2016, the Board of Directors authorized the issuance of 8,480 shares of common stock valued at $3.75 per share to the consultant. The Company has recorded $3,495 of consulting expense for the nine months ended March 31, 2017 related to this agreement as the majority of the expense was recorded in fiscal 2016.

On January 31, 2016, the Company entered into an agreement with a consultant to provide services over a five month period in exchange for 36,000 shares of common stock. On August 23, 2016, the Board of Directors authorized the issuance of 36,000 shares of common stock valued at $2.60 per share to the consultant. These services were expensed during the year ended June 30, 2016.

On July 14, 2016, the Company agreed to an addendum with a consultant to two consulting agreements entered into on May 7, 2015 and April 22, 2016, respectively. The Company currently owed the consultant $60,000 related to the May 7, 2015 agreement for monthly consulting fees and $100,000 related to the April 22, 2016 agreement, which was comprised of a $10,000 retainer and $90,000 for three reports issued by the consultant. The Company has agreed to issue 24,000 shares of common stock in consideration of the $60,000 in outstanding fees related to the May 7, 2015 agreement and an additional 24,000 shares in forgiveness of future monthly consulting fees, valued at $95,400. In addition, the Company has agreed to issue 40,000 shares of common stock in consideration for the $100,000 in outstanding fees related to the April 22, 2016 agreement. The shares were issued on November 4, 2016 and an additional loss on settlement of debt was recorded of $94,400 based on the fair market value of $349,800 for 88,000 shares on July 14, 2016 (a share price of $3.98).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

On October 27, 2016, the Company entered into an agreement with a third party for professional services over a six month period commencing on October 10, 2016 in exchange for a monthly fee of $22,500, of which $10,000 a month is in cash and $12,500 per month is in shares of common stock. Additionally, the Company acknowledges an existing outstanding balance due of $20,500 for September services. The Company has recorded $75,000 of consulting expense related to the shares of common stock for the nine months ended March 31, 2017 related to this agreement. On March 2, 2017 the Company issued 30,000 shares of common stock as consideration for the $75,000 of consulting expense (a share price of $2.50).

On February 13, 2017, the Company entered into an agreement with a third party whereby the Company would issue and deliver to the third party, in payment of $50,000 of existing accounts payable, shares of the Company’s common stock. On March 2, 2017, the Company issued 16,667 shares at a per share price of $3.00 in consideration for the $50,000 in accounts payable.

The Company recorded $198,064 of expense related to prior share grants for services previously recorded as prepaid expenses at June 30, 2016.

Shares issued for conversion of convertible debt

On August 18, 2016, pursuant to a conversion notice, $32,500 of principal and $2,885 of interest was converted at $2.06 into 17,156 shares of common stock.

On August 25, 2016, pursuant to a conversion notice, $54,375 of interest was converted at $2.91 into 18,710 shares of common stock.

On September 21, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $2.73 into 9,151 shares of common stock.

On September 28, 2016, pursuant to a conversion notice, $20,000 of principal was converted at $2.73 into 7,321 shares of common stock.

On September 30, 2016, pursuant to a conversion notice, $17,500 of principal and $1,350 of interest was converted at $1.95 into 9,654 shares of common stock.

On October 4, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $2.54 into 9,848 shares of common stock.

On October 6, 2016, pursuant to a conversion notice, $1,000 of principal and $79 of interest was converted at $1.77 into 608 shares of common stock.

On October 7, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $2.36 into 10,576 shares of common stock.

On October 7, 2016, pursuant to a conversion notice, $1,000 of principal and $79 of interest was converted at $1.68 into 643 shares of common stock.

On October 14, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $2.36 into 10,576 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

On October 19, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $2.03 into 12,288 shares of common stock.

On October 21, 2016, pursuant to a conversion notice, $50,000 of principal was converted at $1.94 into 25,806 shares of common stock.

On November 9, 2016, pursuant to a conversion notice, $54,375 of interest was converted at $2.07 into 26,227 shares of common stock.

On November 21, 2016, pursuant to a conversion notice, $50,000 of principal was converted at $2.03 into 24,576 shares of common stock.

On December 2, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $1.88 into 13,301 shares of common stock.

On December 8, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $1.30 into 19,257 shares of common stock.

On December 8, 2016, pursuant to a conversion notice, $36,500 of principal and $3,368 of interest was converted at $1.06 into 37,656 shares of common stock.

On December 9, 2016, pursuant to a conversion notice, $1,000 of principal and $93 of interest was converted at $1.06 into 1,032 shares of common stock.

On December 15, 2016, pursuant to a conversion notice, $35,000 of principal was converted at $1.30 into 26,959 shares of common stock.

On December 16, 2016, pursuant to a conversion notice, $20,000 of principal and $1,881 of interest was converted at $1.06 into 20,666 shares of common stock.

On December 23, 2016, pursuant to a conversion notice, $20,000 of principal was converted at $1.30 into 15,405 shares of common stock.

On January 10, 2017, pursuant to a conversion notice, $16,500 of principal and $1,645 of interest was converted at $1.17 into 15,526 shares of common stock.

On January 11, 2017, pursuant to a conversion notice, $136,400 of principal was converted at $1.57 into 86,907 shares of common stock.

On January 19, 2017, pursuant to a conversion notice, $36,500 of principal and $3,712 of interest was converted at $1.17 into 34,406 shares of common stock.

On January 20, 2017, pursuant to a conversion notice, $31,500 of principal was converted at $1.57 into 20,070 shares of common stock.

On January 25, 2017, pursuant to a conversion notice, $55,000 of principal was converted at $1.72 into 31,893 shares of common stock.

On February 21, 2017, pursuant to a conversion notice, $75,000 of principal was converted at $1.90 into 39,500 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

Options:

On April 14, 2016 (“Grant Date”), the Board of Directors of the Company, through unanimous written consent, granted 286,000 and 286,000 stock options at an exercise price of $7.50 (market value of the Company’s stock on Grant Date), to its CEO and to a director, respectively. 95,333 of such stock options vested on April 14, 2016 and expire on April 14, 2021, 95,333 of such stock options shall vest on April 14, 2017 (first anniversary of Grant Date) and expire on April 14, 2021 and 95,333 of such stock options shall vest on April 14, 2018 (second anniversary of Grant Date) and expire on April 14, 2021. The fair value of each of the 286,000 options at Grant Date was $1,962,440 (aggregate total of $3,924,880).

The Company expensed $1,473,174 for these stock options during the nine months ended March 31, 2017.

Warrants:

On July 8, 2016, the 2015 Warrant for 104,762 shares was fully exercised at a price of $3.00 per share for a total of $314,286 in connection with the July Letter Agreement (See Note 5).

On August 3, 2016, pursuant to the August Letter Agreement, the Company issued 960,000 warrants to purchase common stock. 800,000 of these warrants have exercise prices ranging from $3.00 to $5.00 per share and expire five months from the date of issuance. 160,000 of these warrants have an exercise price of $25.00 per share and expire two years from the date of issuance. These warrants were subsequently cancelled as discussed in Note 5.

On August 18, 2016, pursuant to the August Letter Agreement, 50,000 shares were exercised at a price of $3.00 per share under the first tranche of the Five Month Warrant or $150,000 in the aggregate. These shares were subsequently cancelled and a loss of $37,500 was recorded (See Note 5).

On November 9, 2016, the Company entered into an agreement (the “November Agreement”) to adjust the exercise price of a warrant, issued September 30, 2013, to purchase 12,000 shares of common stock of the Company. Under the terms of the November Agreement, the exercise price for the shares underlying the warrant was reduced to $3.75 AUD or $2.88 USD per share. The November Agreement did not affect the remaining terms of the warrant. The Company recorded an additional expense of $3,299 AUD related to the repricing.

As of March 31, 2017, there were 960,000 warrants cancelled and 149,517 warrants outstanding and exercisable with expiration dates commencing December 2018 and continuing through November 2020.

NOTE 7 – COMMITMENTS AND CONTINGIENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of March 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

Operating Agreements

In November 2009, the Company entered into a commercialization agreement with the University of Bath (UK) (the “University”) whereby the Company and the University co-owned the intellectual property relating to the Company’s pro-enzyme formulations. In June 2012, the Company and the University entered into an assignment and amendment whereby the Company assumed full ownership of the intellectual property while agreeing to pay royalties of 2% of net revenues to the University. Additionally, the Company agreed to pay 5% of each and every license agreement subscribed for. The contract is cancellable at any time by either party. To date, no amounts are owed under the agreement.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

Operating Leases

On May 4, 2016, the Company entered into a new five-year operating lease agreement with a related party with monthly rent of $3,300 AUD, inclusive of GST (See Note 8).

Future minimum operating lease commitments consisted of the following at March 31, 2017:

Year Ended June 30,	Amount (USD)
Remainder 2017	$7,562
2018	$30,246
2019	$30,246
2020	$30,246
2021	$25,205

Rent expense for the nine months ended March 31, 2017 and 2016 were $22,237 and $15,062, respectively.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with directors and director-related entities. These transactions have included the following:

As of March 31, 2017 and June 30, 2016, the Company owed a current and former director a total of $56,521 and $54,767, respectively, for money loaned to the Company throughout the years. The loan balance owed at March 31, 2017 was not interest bearing (See Note 4).

As of March 31, 2017 and June 30, 2016, the Company owed its two current directors a total of $35,030 and $33,943, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 4).

Effective May 5, 2016, we entered into an agreement for the lease of our principal executive offices with North Horizon Pty Ltd., of which Mr. Nathanielsz and his wife are owners and directors. The lease has a five year term and provides for annual rental payments of $39,600 AUD, which includes $3,600 of goods and service tax for total payments of $198,000 AUD during the term of the lease. As of March 31, 2017, total payments of $161,700 AUD remain on the lease.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been an employee of ours since October 2015. Mrs. Nathanielsz receives an annual salary of $57,285 and is entitled to customary benefits.

According to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD, on a monthly basis for the purpose of acquiring and maintaining an automobile. For the nine months ended March 31, 2017, a total of $30,470 in payments have been made with regards to the board resolution.

As per the unanimous written consent of the Board of Directors, on August 15, 2016, James Nathanielsz was granted a $250,000 bonus for accomplishments obtained while operating as the chief executive officer. As of March 31, 2017, a total of $50,000 in payments have been made.

During the nine months ended March 31, 2017, the Company expensed $152,289 and had accounts payable of $57,784, to vendors who are both associated with two of the members of the Scientific Advisory Board of the Company.

During the nine months ended March 31, 2017, the Company expensed $18,304 and had accounts payable of $16,492 to a vendor who is associated with the Company’s chief medical officer.

During the nine months ended March 31, 2017, the Company expensed $1,717 to a vendor that is owned by relatives of Mr. Nathanielsz.

NOTE 9 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through March 31, 2017.

Receivable Concentration

As of March 31, 2017 and June 30, 2016, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

Foreign Operations

As of March 31, 2017 and June 30, 2016, the Company’s operations are based in Australia.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of March 31, 2017, there has been no activity within this entity.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS and FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has 12,000 warrants and $1,576,294 of convertible debt, which are treated as derivative instruments outstanding at March 31, 2017.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at March 31, 2017 was $2.28. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at March 31, 2017, are indicated in the table that follows. The volatility was based on historical volatility at March 31, 2017, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants

March 31, 2017
Volatility	137.6%
Expected remaining term (in years)	1.5
Risk-free interest rate	1.27%
Expected dividend yield	None

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the nine months ended March 31, 2017)	March 31, 2017
Volatility	219.33%	117.47% – 144.2%
Expected Remaining Term (in years)	2.00	.45 - 1.88
Risk Free Interest Rate	1.22%	1.03% - 1.27%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2017:

		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	March 31, 2017	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$1,081,387	$—	$—	$1,081,387
Fair value of liability for warrant derivative instruments	$16,200	$—	$—	$16,200
Total	$1,097,587	$—	$—	$1,097,587

The following is a roll forward for the nine months ended March 31, 2017 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2016	$1,050,182
Effects of foreign currency exchange rate changes	1,343
Initial fair value of embedded conversion option derivative liability recorded as debt discount	650,000
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of embedded conversion option	214,758
Change in fair value included in statements of operations	(818,696)
Balance at March 31, 2017	$1,097,587

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(unaudited)

NOTE 11 – SUBSEQUENT EVENTS

April Letter Agreement

On April 7, 2017, the Company entered into a letter agreement with Delafield Investments Limited (“Delafield”) pursuant to which the Company and Delafield agreed that on April 5, 2017, Delafield rescinded its conversion notice and returned 24,478 shares of the Company’s Common Stock to the Company to be held in treasury. These shares were issued to Delafield on February 21, 2017 as a result of its conversion of a portion of the Debenture.

Delafield further agreed that it will take no action to convert any further principal balance of the Debenture or sell any shares of the Company’s Common Stock until the earliest of April 10, 2017, or one trading day after the Company had anticipated effecting its planned reverse stock split at a ratio of 1-for-250.

The remaining principal balance of the Debenture was increased by an amount equal to the number of shares of Common Stock being returned to the Company multiplied by the conversion price provided for in the Debenture on the date of conversion or $46,477, resulting in a new principal balance of $957,771 as of close of business on April 5, 2017. The Company will continue to pay interest on the aggregate unconverted and outstanding principal amount of the Debenture pursuant to its terms, with interest on the returned amount of principal beginning to accrue on April 5, 2017.

Reverse Stock Split

On April 20, 2017, the Company effected a one-for-two hundred and fifty (1:250) reverse stock split whereby the Company (i) decreased the number of authorized shares of common stock, par value $0.001 per share (the “Common Stock”) to 100,000,000 (ii) decreased the number of authorized shares of preferred stock to 1,500,005 and (iii) decreased, by a ratio of one-for-two hundred and fifty (1:250) the number of retroactively issued and outstanding shares of Common Stock. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans, including all share and per-share data, for all amounts and periods presented in the consolidated financial statements.

Conversion

On April 24, 2017, pursuant to a conversion notice, $25,000 of principal was converted at $0.775 into 32,259 shares of Common Stock.

Funding of Notes Receivable

On May 4, 2017, the Company received payment of the December 21 Note Receivable in the amount of $157,500 that offset the December 21 Back-End Note. Proceeds from the Note Receivable of $7,500 were paid directly to legal fees resulting in net cash proceeds of $150,000 received by the Company. As a result, the December 21 Back-End Note is now convertible at a rate of 60% of the lowest trading bid price of the Common Stock for the ten prior trading days prior to the date the conversion notice is received (See Note 5).

On May 4, 2017, the Company received a payment of the January Note Receivable in the amount of $40,000 that partially offset the January Back-End Note that was issued on January 27, 2017. As a result, the January Back-End Note is now convertible at a rate of 60% of the lowest trading bid price of the Common Stock for the ten prior trading days prior to the date the conversion notice is received (See Note 5).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such statements may include, among others (i) expected changes in Propanc Health Group Corporation’s (referred to herein as the “Company,” “Propanc,” “we,” “our,” “ours” and “us”) revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of terms such as “may,” “will,” “estimate,” “continue,” “plan,” “believe,” “anticipate,” “intend,” or “expect” and other similar words. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

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

Overview

Propanc Biopharma, Inc. (the “Company,” “we,” “us,” “our”) was originally incorporated in Melbourne, Victoria Australia on October 15, 2007 as Propanc PTY LTD, and continues to be based in Camberwell, Victoria Australia. Since its inception, substantially all of the operations of the Company have been focused on the development of new cancer treatments targeting high-risk patients, particularly cancer survivors, who need a follow-up, non-toxic, long-term therapy designed to prevent the cancer from returning and spreading. The Company anticipates establishing global markets for its technologies. Our lead product candidate, which we refer to as PRP, is an enhanced pro-enzyme formulation designed to enhance the anti-cancer effects of multiple enzymes acting synergistically. It is currently in the preclinical phase of development.

On November 23, 2010, the Company was incorporated in the state of Delaware as Propanc Health Group Corporation. In January 2011, to reorganize the Company, we acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to better reflect the Company’s stage of growth and development.

To date, we have generated no revenue, have no cancer treatment products available to market and have no products which have reached the clinical trial stage. We require substantial additional financing to develop our products.

Recent Developments

Delafield Financing

On October 28, 2015, we entered into a securities purchase agreement (the “Purchase Agreement”), with Delafield Investments Limited (“Delafield”), that provided for the investment of $4,000,000 (the “Investment Amount”) in exchange for a Convertible Debenture (the “Debenture”) in the principal amount of $4,400,000 and warrant (the “2015 Warrant”) to purchase an aggregate of 104,762 shares of common stock, $0.001 par value per share (the “Common Stock”), for an exercise price of $150 per share for a period of four years from such date. We and Delafield have since modified the terms of the transactions contemplated by the Purchase Agreement pursuant to an addendum dated March 11, 2016 (the “Addendum”), and letter agreements dated July 1, 2016 (the “July Letter Agreement”), August 3, 2016 (the “August Letter Agreement, December 2, 2016 (the “December Letter Agreement”) and March 17, 2017 (the “March Letter Agreement. The descriptions of the Debenture and the 2015 Warrant, the 2016 Warrants and the Delafield Note below reflect the terms of such agreements under the Purchase Agreement as modified by the Addendum, the July Letter Agreement the August Letter Agreement, the December Letter Agreement and the March Letter Agreement.

In connection with the Purchase Agreement, we filed a registration statement on Form S-1 on November 23, 2015, deemed effective on December 10, 2015, pursuant to which we registered for resale an aggregate of 393,620 shares of Common Stock consisting of: (i) 288,858 shares underlying the Debenture; and (ii) 104,762 shares of Common Stock issuable upon exercise of the 2015 Warrant.

Under the terms of the Debenture, we received a reduction in the principal amount of the financing of (i) $25,000 upon the Company’s filing of the registration statement within the time period specified and (ii) $25,000 upon the effectiveness of the registration statement within the time period specified. The current aggregate principal amount was adjusted to $4,350,000 upon the date of the registration statement and is $1,514,194 as of March 31, 2017 (the “Principal Amount”) was outstanding.

Pursuant to the Addendum, on March 24, 2016, we filed a second registration statement on Form S-1, deemed effective on April 18, 2016, to register for resale up to 684,000 additional shares of Common Stock underlying the Debenture.

Debenture

The Debenture has a 10% original issue discount. The Principal Amount accrues interest at the rate of 5% per annum, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. Pursuant to the July Letter Agreement, the Company and Delafield agreed to modify the July 1, 2016 “Interest Payment Date” and the October 1, 2016 “Interest Payment Date” as such terms are defined in the Debenture. Pursuant to the July Letter Agreement, the Company may delay the interest payment due on the July 1, 2016 Interest Payment Date by a minimum of 30 calendar days (the “Minimum Extension Date”) and up to 60 calendar days, provided that Delafield may demand payment any time after the Minimum Extension Date. The Company also may delay the interest payment due on the October 1, 2016 Interest Payment Date to the Maturity Date, as defined below, unless Delafield demands earlier payment.

Pursuant to the March Letter Agreement, the maturity date of the Debenture was extended until September 30, 2017 (the “Maturity Date”). Further, from the period of February 28, 2017 through the Maturity Date, the Company will pay interest to Delafield on the aggregate unconverted and then outstanding Principal Amount pursuant to the terms of the Debenture

The Debenture is convertible at any time, in whole or in part, at Delafield’s option into shares of Common Stock at a conversion price equal to $7.50 per share; provided that in the event that the volume weighted average price per share (the “VWAP”) on any trading day is less than such conversion price, the conversion price will be adjusted to a price per share that is equal to a 22.5% discount to the lowest trading price of the Common Stock in the ten trading days prior to the date of conversion. At no time will Delafield be entitled to convert any portion of the Debenture to the extent that after such conversion, Delafield (together with its affiliates) would beneficially own more than 4.99% of the outstanding shares of Common Stock as of such date.

2015 Warrant

Pursuant to the July Letter Agreement, Delafield agreed to exercise the 2015 Warrant with respect to all 104,762 shares of Common Stock underlying the 2015 Warrant. In consideration of such exercise, the Company agreed to adjust the exercise price from $150 per share to $3.00 per share, for an aggregate exercise price of $314,286.

2016 Warrants

Pursuant to the August Letter Agreement and in consideration for extending the Maturity Date of the Debenture, we issued to Delafield warrants to purchase up to 960,000 shares of Common Stock (the “2016 Warrants”). The 2016 Warrants entitled the holder thereof to purchase (i) up to 800,000 shares of Common Stock at exercise prices ranging from $3.00 to $5.00 per share (the “Five Month Warrant”), and (ii) up to 160,000 shares of Common Stock at an exercise price of $25.00 per share (the “Two Year Warrant”). We also agreed to file a registration statement with the Securities and Exchange Commission (the “SEC”), to register for resale the 960,000 shares of Common Stock underlying the 2016 Warrants.

The 2016 Warrants were immediately exercisable. On August 18, 2016, Delafield notified us of its exercise of 50,000 shares of Common Stock under the first tranche of the Five Month Warrant at a purchase price of $3.00 per share or $150,000 in the aggregate.

Pursuant to the Five Month Warrant, if the VWAP of the Common Stock for five consecutive days equals or exceeds the exercise price of any tranche of the Five Month Warrant (each, as applicable, a “Callable Tranche”), and provided that the Company is in compliance with the Call Conditions as defined in the August Letter Agreement, the Company has the right to call on Delafield to exercise any warrants under a Callable Tranche up to an aggregate exercise price of $350,000. The Five Month Warrant generally limited the Company to one such call within a twenty trading day period. However, if the VWAP of the Common Stock for five consecutive trading days is at least 200% of the exercise price of any warrants under a Callable Tranche, the Company may make an additional call for the exercise of additional warrants under such Callable Tranche up to an aggregate exercise price of $600,000 prior to the passage of the twenty trading day period. If Delafield did not exercise the 2016 Warrants under a Callable Tranche when called by the Company under the terms of the August Letter Agreement, we could, at our option, cancel any or all outstanding warrants under the Five Month Warrant.

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

We filed a registration statement on Form S-1 with the Securities and Exchange Commission on August 19, 2016 but this registration statement was never declared effective and was withdrawn on December 12, 2016. On December 2, 2016, the Company entered into the December Letter Agreement with Delafield pursuant to which the parties agreed to cancel the Two Year Warrant and the Five Month Warrant. The 50,000 restricted shares held by Delafield pursuant to its exercise of the first tranche of the Five Month Warrant were redeemed by us upon the issuance and in exchange for an 8% convertible redeemable promissory note in the principal amount of $150,000 (the “Delafield Note”). The Delafield Note matures two years from the issuance date at which time any outstanding principal and interest is then due and payable. The Delafield Note is convertible into shares of Common Stock at a conversion price equal to 65% of the average of the three lowest closing bid prices of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The Delafield Note may be prepaid at any time at 135% of the principal amount plus any accrued interest. Upon an event of default, principal and accrued interest will become immediately due and payable and interest will accrue at a default interest rate of 18% per annum or the highest rate of interest permitted by law.

In addition, the Company issued Delafield a two-year common stock purchase warrant to purchase 104,000 shares of Common Stock at an exercise price of $12.50 per share (the “New Warrant”). The exercise price and number of shares of Common Stock issuable under the New Warrant are subject to adjustments for certain reclassifications, subdivision or combination of shares.

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

The Additional Issuance Debenture has a 10% original issue discount and matures on September 13, 2017. The principal amount of the Additional Issuance Debenture accrues interest at the rate of 5% per annum, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Additional Issuance Debenture is convertible at any time, in whole or in part, at Delafield’s option into shares of Common Stock at a conversion price equal to $7.50 (subject to adjustment) (the “Conversion Price”). If the volume weighted average price of the Common Stock on any trading day is less than the then-current Conversion Price, Delafield may convert at a price per share equal to a twenty two and one half percent (22.5%) discount to the lowest trading price of the Common Stock in the ten trading days prior to the date of conversion.

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

On December 22, 2016, we commenced a second GLP-compliant toxicity study for PRP. An animal group was administered low dosages intravenously, also over a 28-day period, after which the focus of the study expanded to medium and high dosages. On April 27, 2017, we announced the successful completion of this study and our intent to proceed toward a clinical trial application in the United Kingdom, which we anticipate submitting later this year.

Eagle Equities Financing

On October 31, December 12 and December 21, 2016, we entered into Securities Purchase Agreements with Eagle Equities, LLC (“Eagle Equities”), pursuant to which Eagle Equities purchased six 8% convertible redeemable junior subordinated promissory notes. For additional information regarding these transactions with Eagle Equities, please see the disclosure under Note 5- Convertible Notes.

On January 30, 2017 and March 1, 2017, we entered into other Securities Purchase Agreements with Eagle Equities on substantially the same terms as those we entered into in 2016, pursuant to which Eagle Equities purchased four additional 8% convertible redeemable junior subordinated promissory notes.

On May 4, 2017, the Company received full payment of the note Eagle Equities purchased on December 21, 2016, in the amount of $157,500, and partial payment of the note Eagle Equities purchased on January 30, 2017 in the amount of $40,000.

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

Accounting for Income Taxes: The Company is governed by Australia and United States income tax laws, which are administered by the Australian Taxation Office and the United States Internal Revenue Service, respectively. The Company follows ASC 740, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Accounting for Stock Based Compensation: The Company records stock based compensation in accordance with ASC 718, “Stock Compensation” and Staff Accounting Bulletin No. 107 issued by the SEC in March 2005 regarding its interpretation of ASC 718. ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. The Company values any employee or non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non-Employees.”

Derivative Instruments: ASC 815, “Derivatives and Hedging” , establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) depending on the purpose of the derivatives and whether they qualify and have been designated for hedge accounting treatment. The Company does not have any derivative instruments for which it has applied hedge accounting treatment.

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

Research and Development Tax Credits: The Company may apply for Research and Development tax concessions with the Australian Taxation Office on an annual basis. Although the amount is possible to estimate at year end, the Australian Taxation Office may reject or materially alter the claim amount. Accordingly, the Company does not recognize the benefit of the claim amount until cash receipt since collectability is not certain until such time. The tax concession is a refundable credit. If the Company has net income then the Company can receive the credit which reduces its income tax liability. If the Company has net losses, then the Company may still receive a cash payment for the credit, however, the Company’s net operating loss carry forwards are reduced by the gross equivalent loss that would produce the credit amount when the income tax rate is applied to that gross amount. The concession is recognized as an income tax benefit, in operations, upon receipt.

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

For the Three Months Ended March 31, 2017 compared to the Three Months Ended March 31, 2016

Revenue

For the three months ended March 31, 2017 and 2016, we generated no revenue because we are currently undertaking research and development activities for market approval and there were no sales generated in this period.

Administration Expense

Administration expenses increased to $1,153,138 for the three months ended March 31, 2017 as compared with $775,216 for the three months ended March 31, 2016. This increase is attributable to an increase in stock based expense of approximately $280,000 that is primarily related to the amortization of the fair value of stock options that were issued to two directors in April of 2016 as well as an increase in wages and salaries of approximately $69,000 during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016.

Occupancy Expense

Occupancy expense increased by approximately $2,414 to $7,649 for the three months ended March 31, 2017. On May 4, 2016, the Company entered into a new five-year operating lease agreement with a related party with monthly rent of $3,300 AUD, inclusive of GST. The increase relates to the final payment for the old lease during the quarter and six months of lease expense for the new space during the quarter.

Research and Development Expenses

Research and development expenses were $386,490 for the three months ended March 31, 2017 as compared with $510,301 for the three months ended March 31, 2016. The decrease in research and development expenses is primarily related to a decrease in non-clinical expenses for PRP, as the Company completed the non-clinical development phase, with one formal toxicology study completed this quarter that was partially expensed during the three months ended December 31, 2016 at the time of commencement of the study.  There was also a small decrease in the use of development consultants, primarily resulting from a meeting with the Medicines and Healthcare Products Regulatory Agency, MHRA, UK, in April, 2016.

Interest Expense/Income

Interest expense decreased to $798,361 for the three months ended March 31, 2017 as compared with $1,104,315 for the three months ended March 31, 2016. Interest expense is primarily comprised of $465,000 debt discount amortization, $300,000 in accretion of put premium. This decrease is primarily attributable to lower amortization of debt discount offset by higher accretion amounts of convertible notes with discounted debt features during the three months ended March 31, 2017.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities increased by $216,427 to $273,545 for the three months ended March 31, 2017 as compared to $57,118 for the three months ended March 31, 2016. This increase is primarily attributable to a increase in the issuance of convertible notes with repricing options and variable conversion pricing and a decrease in our stock price during the three months ended March 31, 2017.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain increased to a gain of $394,503 for the three months ended March 31, 2017 as compared with a gain of $186,070 for the three months ended March 31, 2016. The increase in foreign currency transaction gain is primarily attributable to a stronger Australian Dollar compared to the US Dollar during the three months ended March 31, 2017 as compared to the three months ended March 31, 2016

Net loss

Net loss decreased to $1,371,126 for the three months ended March 31, 2017 as compared with $2,151,909 for the three months ended March 31, 2016. The decrease is primarily attributable to a $306,000 decrease in interest expense and a $306,189 increase in income tax benefit as well as the net effect of fluctuations within changes in fair value of derivative liabilities and foreign currency transactions gains.

For the Nine Months Ended March 31, 2017 compared to the Nine Months Ended March 31, 2016

Revenue

For the nine months ended March 31, 2017 and 2016, we generated no revenue because we are currently undertaking research and development activities for market approval and there were no sales generated in this period.

Administration Expense

Administration expenses increased to $3,893,534 for the nine months ended March 31, 2017 as compared with $2,620,324 for the nine months ended March 31, 2016. This increase is attributable to an increase in stock based expense of approximately $850,000 that is primarily related to the amortization of the fair value of stock options that were issued to two directors in April of 2016 as well as an increase in wages and salaries of approximately $276,000 in the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016.

Occupancy Expense

Occupancy expense increased by approximately $7,175 to $22,237 for the nine months ended March 31, 2017. On May 4, 2017, the Company entered into a new five-year operating lease agreement with a related party with monthly rent of $3,300 AUD, inclusive of GST. The increase relates to the final payment for the old lease during the quarter and nine months of lease expense for the new space during the quarter.

Research and Development Expenses

Research and development expenses were $714,889 for the nine months ended March 31, 2017 as compared with $806,578 for the nine months ended March 31, 2016. The decrease is primarily attributable to a decrease in non-clinical expenses for PRP, as the Company completed the non-clinical development phase, with one formal toxicology study undertaken and completed during the nine months ended March 31, 2017 and partially expensed in the previous quarter at the time of commencement of the study.  The decrease was offset by a slight increase in the use of development consultants during the nine months ended March 31, 2017, as we prepare PRP for the clinical development stage.

Interest Expense/Income

Interest expense decreased to $2,525,375 for the nine months ended March 31, 2017 as compared with $2,678,604 for the nine months ended March 31, 2016. Interest expense is primarily comprised of approximately $1,976,000 debt discount amortization, $21,000 in revised warrant valuations and approximately $479,000 in accretion of put premium. This decrease is primarily attributable to lower accretion amounts of convertible notes with discounted debt features during the nine months ended March 31, 2017.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased by $1,098,710 to a gain of $603,938 for the nine months ended March 31, 2017 as compared to a loss of $494,772 for the nine months ended March 31, 2016. This decrease is primarily attributable to a decrease in the issuance of convertible notes with repricing options and variable conversion pricing and a decrease in our stock price during the nine months ended March 31, 2017

Gain (Loss) on Settlement of Debt

Loss on settlement of debt has increased by $73,007 to a loss of $131,900 for the nine months ended March 31, 2017 as compared to a loss of $58,893 for the nine months ended March 31, 2106. This increase is primarily due to the settlement of two consulting agreements through this issuance of common stock during the nine months ended March 31, 2017.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain increased to a gain of 143,169 for the nine months ended March 31, 2017 as compared with a gain of $47,366 for the nine months ended March 31, 2016. The increase in foreign currency transaction gain is primarily attributable to a stronger Australian Dollar compared to the US Dollar during the nine months ended March 31, 2017 as compared to the nine months ended March 31, 2016.

Net loss

Net loss decreased to $6,234,008 for the nine months ended March 31, 2017 as compared with $6,552,870 for the nine months ended March 31, 2016. The decrease is primarily attributable to an increase in the income tax benefit in the nine months ended March 31, 2017.

Liquidity and Capital Resources

	For the Nine Months Ended March 31,
	2017	2016
Net cash used in operating activities	$(1,449,080)	$(2,205,144)
Net cash used in investing activities	$-	$(676)
Net cash provided by financing activities	$1,388,036	$3,668,190
Effect of exchange rate changes on cash	$(50,968)	$(90,971)

Net cash used in operations was $1,449,080 for the nine months ended March 31, 2017 compared to $2,205,144 for the nine months ended March 31, 2016. This fluctuation relates to stock option expense paid to an officer and director of approximately $1,473,000 offset by fluctuations in changes in foreign currency transaction gains and losses, changes related to the valuation of new derivative liabilities and the revaluation of existing derivative liabilities and a reduction of common stock issued for services in the nine months ending March 31, 2017.

Net cash used in investing activities was $0 for the nine months ended March 31, 2017 compared to $676 for the nine months ended March 31, 2016. The Company purchased equipment in the quarter ended March 31, 2016.

Cash flows provided by financing activities for the nine months ended March 31, 2017 were $1,388,036 compared to $3,668,190 for the nine months ended March 31, 2016. During the nine months ended March 31, 2017, we had proceeds from convertible promissory notes of approximately $924,000 and proceeds from the exercise of warrants of approximately $464,000. During the nine months ended March 31, 2016, we had proceeds from convertible promissory notes of approximately $4,178,000, offset by repayments of convertible promissory notes of 464,000 and repayments of other loans of approximately $45,000.

The effect of the exchange rate on cash resulted in a $50,968 negative adjustment to cash flows in the nine months ending March 31, 2017 compared to a negative adjustment of $90,971 to cash flows in the nine months ending March 31, 2016. The reason for the fluctuation is due to the application of translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

We have substantial capital resource requirements and have incurred significant losses since inception. As of March 31, 2017, we had $9,058 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. We continue to seek various sources of financing. Therefore, we presently do not have enough available cash to meet our obligations over the next twelve months. If we are unable to raise sufficient capital, this may affect our operations and ability to complete ongoing activities in connection with our research and development programs.

Related Party Transactions

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. During the nine months ended March 31, 2017 these transactions included the following:

The Company owes certain directors a total of $56,521 and $54,767, respectively, for money loaned to the Company throughout the years.

The Company owed two directors a total of $35,030 and $33,943, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property.

On May 4, 2016 the Company entered into a five-year operating lease agreement with a related party with monthly rent of $3,300 AUD, inclusive of GST.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been an employee of ours since October 2015. Mrs. Nathanielsz receives an annual salary of $57,285 and is entitled to customary benefits.

Going Concern Qualification

We have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended June 30, 2016 and 2015. In addition, we have negative working capital. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of March 31, 2017, we identified the following material weaknesses that still exist through the date of this report:

As of March 31, 2017 and as of the date of filing this report, we did not maintain effective controls over the disclosure control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company also lacks accounting personnel with technical knowledge in certain debt and equity transactions. Additionally, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On January 10, 2017, pursuant to a conversion notice, $16,500 of principal and $1,645 of interest was converted at $1.17 into 15,526 shares of common stock.

On January 11, 2017, pursuant to a conversion notice, $136,400 of principal was converted at $1.57 into 86,907 shares of common stock.

On January 19, 2017, pursuant to a conversion notice, $36,500 of principal and $3,712 of interest was converted at $1.17 into 34,406 shares of common stock.

On January 20, 2017, pursuant to a conversion notice, $31,500 of principal was converted at $1.57 into 20,070 shares of common stock.

On January 25, 2017, pursuant to a conversion notice, $55,000 of principal was converted at $1.72 into 31,893 shares of common stock.

On February 21, 2017, pursuant to a conversion notice, $75,000 of principal was converted at $1.90 into 39,500 shares of common stock.

On March 17, 2017, the Company entered into a Letter Agreement (the “March Letter Agreement”) with the Purchaser pursuant to which the parties have agreed to revise certain terms of the 5% original issue discount senior secured convertible debenture due October 28, 2016. The Company and the Purchaser have agreed to extend the maturity date of the Debenture to September 30, 2017. In consideration for the extension of the maturity date, the Company shall pay interest on the aggregate unconverted and outstanding principal amount of the debenture as of February 28, 2017 ($911,294) based on the terms of the original debenture. Interest began accruing on February 28, 2017 and will accrue through and including September 30, 2017.

The shares of common stock issued upon conversion of the convertible debt were sold without registration in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

Not Applicable.

Item 6. Exhibits.

Exhibit Number	Description
3.1.1	Certificate of Amendment to Certificate of Incorporation effective as of April 20, 2017, incorporated by reference to Exhibit 3.1.1 to the Current Report on Form 8-K filed on April 26, 2017.

3.1.2	Certificate of Amendment to Certificate of Incorporation effective as of April 20, 2017, incorporated by reference to Exhibit 3.1.2 to the Current Report on Form 8-K filed on April 26, 2017.

4.1	8% Convertible Redeemable Junior Subordinated Note due January 27, 2018 issued to Eagle Equities, LLC, dated January 27, 2017, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 3, 2017.

4.2	8% Convertible Redeemable Junior Subordinated Back End Note due January 27, 2018 issued to Eagle Equities, LLC, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K filed on February 3, 2017.

4.3	8% Convertible Redeemable Junior Subordinated Note due March 1, 2018 issued to Eagle Equities, LLC, dated March 1, 2017.

4.4	8% Convertible Redeemable Junior Subordinated Back End Note due March 1, 2018 issued to Eagle Equities, LLC, dated March 1, 2017.

10.1

Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated January 27, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2017.

10.2	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated March 1, 2017.

10.3	Letter Agreement dated as of March 10, 2017 between the Company and Delafield Investments Limited, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2017,

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Date: May 08, 2017	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer, Chief Financial
Officer and Chief Accounting Officer

