Form 10-K
period 2017-06-30
Propanc Biopharma, Inc.
filed 2017-09-28
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-54878

PROPANC BIOPHARMA, INC.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

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

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

The aggregate market value of the Company’s common stock held by non-affiliates computed by reference to the closing bid price of the Company’s common stock, as of the last business day of the registrant’s most recently completed second fiscal quarter: $6,844,346.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 6,490,015 shares of common stock, par value $0.001 per share, issued and outstanding as of September 28, 2017.

PROPANC BIOPHARMA, INC.

Forward-Looking Statements

References in this report to “Propanc”, the “Company”, “we”, “our”, or “us” mean Propanc Biopharma, Inc. and its subsidiaries except where the context otherwise requires. This Annual Report on Form 10-K for the fiscal year ended June 30, 2017 (“Form 10-K”) contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”), and are made in reliance upon the protections provided by such act for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “will,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan” or “anticipate” and other similar words. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

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

Note Regarding Reverse Stock Split

On April 19, 2017, the Company filed an amendment to its Articles of Incorporation to effect a 1-for-250 reverse stock split of its common stock at 12:01 a.m. on April 20, 2017. This annual report reflects the pro forma impact of the reverse stock split unless otherwise noted.

PART I

Item 1. Business.

General

As used in this Form 10-K, references to the “Company”, “Propanc”, “we”, “our”, “ours” and “us” refer to Propanc Biopharma, Inc. and its consolidated subsidiary, unless otherwise indicated. In addition, references to our “financial statements” are to our consolidated financial statements except as the context otherwise requires.

We prepare our financial statements in United States dollars and in accordance with generally accepted accounting principles as applied in the United States, referred to as “U.S. GAAP”. In this Form 10-K, references to “$” and “dollars” are to United States dollars.

Overview

We are a development-stage healthcare company that is currently focused on developing new cancer treatments for patients suffering from pancreatic, ovarian and colorectal cancer. Utilizing our scientific and oncology consultants, we have developed a rational, composite formulation of anti-cancer compounds, which together exert a number of effects designed to control or prevent tumors from recurring and spreading through the body. Our lead product candidate, PRP, is a variation upon our novel formulation and involves pro-enzymes, the inactive precursors of enzymes. As a result of positive early indications of the anti-cancer effects of our technology, over the last year we have conducted successful pre-clinical studies on PRP and hope to submit a clinical trial application in the United Kingdom (the “UK”) during 2018. We intend to develop our PRP to treat early-stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

Key Research and Development Highlights:

●	Potential cancer treatment: We are developing PRP, an intravenous once-daily pro-enzyme treatment as a therapeutic option in cancer treatment and prevention. PRP is a combination of the pancreatic proenzymes trypsinogen and chymotrypsinogen.

●	Multiple mechanisms of action on cancerous or carcinogenic cells: PRP produces multiple effects on cancerous cells intended to inhibit tumor growth and potentially stop a tumor from spreading through the body. This is in contrast to current cancer treatments that lack sufficient efficacy to achieve a durable clinical response. As our research progresses, we intend to explore further these multiple mechanisms of action in order to identify opportunities to expand our intellectual property portfolio. Furthermore, we hope to uncover the molecular targets of the pro-enzymes to identify their potential for developing new compounds.

●	Encouraging data from patient treatment: We began our development efforts by analyzing scientific research undertaken over the last 15 years, including clinical data from patients in the UK and Australia. We concluded that there is at least indirect evidence that a formulation such as PRP may be an effective treatment against cancer and warranted further development.

●	Pre-Clinical Efficacy Studies: In November 2015, we completed animal efficacy studies in mice through our contract research partner, vivoPharm, demonstrating proof of concept in vivo. During the course of these studies, we discovered a new target therapeutic dose range using pro-enzymes for treating cancer. That month, we filed a patent application in support of this discovery, as described further herein.

●	Pre-Clinical Toxicology Studies: In October 2016, we completed an animal study for PRP, in which we evaluated its toxicokinetic parameters as well as its distribution and bioavailability, both before and after repeat dosages. We then initiated a second such study in December 2016. That study escalated the dosage levels in different phases and was completed in April 2017. We observed no major toxicological findings after PRP was administered by intravenous injection once daily throughout the study period.

●	Anticipated Clinical Trial Application: With the successful completion of the studies described above, we believe we have accumulated sufficient data to establish a safe and effective dosage level for PRP and advance our product development to the clinical stage. We are currently working with our manufacturer to create the finished product that will be part of our Investigational Medicinal Product Dossier to be submitted in connection with our anticipated first clinical trial for PRP, which we expect will be conducted in the UK.

●	Orphan Drug Designation: In June 2017, we received notification from the U.S. Food and Drug Administration (FDA) that PRP had been conferred Orphan Drug Designation. This special status is granted when a rare disease or condition is implicated and a potential treatment qualifies under the Orphan Drug Act and applicable FDA regulations. Orphan Drug status qualifies us for various development incentives, including protocol assistance, the potential for research grants, the waiver of future application fees, and tax credits for clinical testing if we choose to host future clinical trials in the U.S.

●

Unique intellectual property: In addition to our pre-clinical studies, we have also focused on building a significant portfolio of intellectual property around the use of pro-enzymes in the treatment of cancer, identifying new formulations, alternative routes of administration and potential new therapeutic targets. As described in greater detail within, we have filed numerous patent applications relating to PRP, several of which have been granted while others remain pending. In the U.S., we have been issued one patent to date (No. 9,636,359). Our most recent patent grant was granted in China in July 2017. Our patent protection extends to both PRP’s mechanism of action and the new compositions of pro-enzymes.

●	Research and development expenses: During the last two completed fiscal years ending June 30, 2017 and 2016, we have spent $971,769 and $1,446,948, respectively, on research and development expenses. Historically, the Company has assumed all of the costs associated with research and development. In July 2017, we entered into a four-year joint research partnership with the Jaėn University, which is based in Andalucía, Spain, to assist us in expanding our product pipeline by discovering new compounds based on trypsinogen and chymotrypsinogen.

Company History

The Company was originally incorporated in Melbourne, Victoria Australia on October 15, 2007 as Propanc PTY LTD, and continues to be based in Camberwell, Victoria Australia.

Since its inception, substantially all of our operations have been focused on the development of new cancer treatments targeting high-risk patients, particularly cancer survivors, who need a follow-up, non-toxic, long-term therapy designed to prevent the cancer from returning and spreading. We anticipate establishing global markets for our products.

On November 23, 2010, the Company was incorporated in the state of Delaware as Propanc Health Group Corporation. In January 2011, to reorganize the Company, we acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to better reflect our stage of growth and development. On the same date, we also effected a one-for-two hundred and fifty (1:250) reverse stock split whereby the Company (i) decreased the number of authorized shares of common stock to 100,000,000 (ii) decreased the number of authorized shares of preferred stock to 1,500,005 and (iii) decreased, by a ratio of one-for-two hundred and fifty (1:250) the number of retroactively issued and outstanding shares of common stock.

Important Milestones for Propanc

●	From the late 1990s, work from other scientists and clinicians, including Dr. Josef Novak in the U.S., and a since retired oncologist from the Czech Republic, Dr. Frantisek Trnka, shed new light on the therapeutic potential of Professor Beard’s insights. Extensive laboratory work undertaken over a number of years by Novak and Trnka was reported in the journal Anticancer Research in 2005 in the paper entitled Pro-enzyme Therapy of Cancer. The conclusion of Novak and Trnka from this work was the discovery “that pro-enzyme therapy mandated first by John Beard nearly one hundred years ago, shows remarkable selective effects that result in growth inhibition of tumor cells with metastatic potential.” Today, these important scientific observations support our view that pro-enzymes are selective and effective in targeting malignant tumor cells and could become an effective tool in the fight against metastatic cancer.

●	In 2007, Dr. Julian Kenyon, Medical Director of the Dove Clinic in the UK, and Dr. Douglas Mitchell further developed the therapeutic concepts of Beard and identified strategies that could improve upon the therapeutic potential of Beard’s original ground-breaking work. A suppository formulation was developed by Mandeville Medicines in Buckinghamshire, UK, at the request of, and in consultation with, Drs. Kenyon and Mitchell, in an effort to improve on results reported in the literature pertaining to the potential therapeutic use of pro-enzymes in cancer treatment. Patients were first treated with the suppository formulation in April 2007 at The Dove Clinic in the UK, and in July 2007 at the Opal Clinic in Australia. Drs. Kenyon and Mitchell, through The Dove Clinic and Opal Clinic respectively, treated cancer patients in the United Kingdom and Australia with a suppository formulation of pro-enzymes. The treatment was undertaken under special UK and Australian regulatory provisions. In the UK it was undertaken under the regulations of the Medicines and Healthcare Products Regulatory Agency (the “MHRA”), designed for patients who have special clinical needs that cannot be met by licensed medicinal products, and in Australia under the Therapeutic Goods Administration (“TGA”) Special Access Scheme, a mechanism that provides for the import and/or supply of an unapproved therapeutic good for a single patient, on a case by case basis. In both jurisdictions, patients are permitted to receive treatment on an individual basis for compassionate use as long it is supplied by a recognized, licensed manufacturer who is able to meet certain guidelines for unapproved products, and individual case files are maintained for patients should the regulatory authorities require this information. No prior approval was required by either the MHRA or TGA prior to the commencement of treatment. No suppository formulation of the pro-enzymes was available and it was necessary for a novel suppository formulation to be manufactured specifically for these patients by a suitably licensed manufacturer.

●	Forty-six late stage cancer patients suffering from a range of malignancies in the UK and Australia received treatment with the pro-enzyme suppositories over periods of time ranging from one month to in excess of 17 months. Inspired by their observations in clinical practice, Drs. Kenyon and Mitchell resolved to develop pro-enzyme therapy for cancer patients worldwide.

●	In late 2007, Dr. Kenyon, Dr. Mitchell and Mr. James Nathanielsz, our chief executive officer, developed a strategy to commercialize the newly developed pro-enzyme formulation, now designated PRP. Propanc PTY Ltd. was established in Australia as a vehicle to refine, develop and commercialize novel, patented pro-enzyme therapeutics for the treatment of cancer.

●	In 2008, a Scientific Advisory Board (the “Scientific Advisory Board”) comprising Professor John Smyth (Edinburgh University), Professor Klaus Kutz (Bonn University) and Professor Karrar Khan (De Montfort University) was established. Dr. Ralf Brandt, Chief Executive Officer and Founder of the preclinical Contract Research Organization (“CRO”), vivoPharm Pty Ltd., was later appointed to the Board in 2011. Today, the expertise of the Scientific Advisory Board in oncology research and development will be relied upon as we initiate patient trials and advance our products down the requisite regulatory pathways to commercialize our pro-enzyme therapies.

●	In 2009, a retrospective review of the patient notes from the 46 patients treated in the UK and Australia with the pro-enzymes suppositories (as described above) was undertaken by Dr. Kenyon. This report was subject to analysis by Professor Klaus Kutz who, at the time of the review, was an independent consultant in clinical pharmacology and safety, specializing in oncology. Professor Kutz observed that no patients were reported as living for a period less than that predicted by the treating clinician and a number of terminally ill patients lived marginally longer than predicted, particularly those suffering from pancreatic, colorectal, ovarian and gastro-intestinal cancers. As a result of the observations made by Dr. Kenyon and Professor Kutz, we are targeting the development of pro-enzyme therapy for the treatment of colorectal and pancreatic cancers for clinical trials, and in the future targeting other cancer types as our product candidate progresses to commercialization.

●	In early 2008, a research collaborative partnership was established with Professor David Tosh at the Center for Regenerative Medicine, Department of Biology and Biochemistry at Bath University, to investigate the molecular mechanisms by which the pro-enzyme formulation is acting, which resulted in us filing two provisional patents a year later. We undertook additional scientific research with Professor Tosh, Dr. Macarena Perán, Department of Health Sciences at Jaén University, and Dr. Juan Antonio Marchal, Biopathology and Regenerative Medicine Institute at Granada University. Important anti-cancer effects of the pro-enzymes were discovered, including triggering cell necrosis (cell death) and apoptosis (programmed cell death) and significantly, the induction of cell differentiation (i.e. inducing cancer cells to exhibit normal cell behavior). This led to us increasing our intellectual property base and patent new pharmaceutical compositions designed to enhance the effects of pro-enzymes. Subsequently, two provisional patents were combined into one Patent Cooperation Treaty (PCT) Application, filed on October 22, 2010 (PCT Application), and then a year later, we completed a 30 month national phase filing deadline for an international patent and commenced entering the national phase in countries around the world. Thus far, we have received grant status in Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore and South Africa and our application remains under examination in Brazil, Canada, the European Union, Malaysia, Mexico and the Republic of Korea. In the United States, one patent has been issued to date by the United States Patent and Trademark Office (No. 9,636,359) while another remains pending. We also have a second PCT application for our proenzyme composition that is pending as well two other applications filed and pending in Spain.

●	In late 2010, we made important discoveries and scientific observations, resulting in additional composition claims, which were included in the original PCT Application, further protecting the company’s pro-enzyme formulation. Collaboration with vivoPharm Pty Ltd. (vivoPharm), located in Melbourne, Australia, with research facilities in Hershey, Pennsylvania, United States, identified a highly synergistic ratio of the pro-enzymes when combined together, resulting in increased anti-cancer effects in several tumor cell lines. Furthermore, although α-Amylase was previously included in the early days of enzyme therapy and in the suppository formulation developed by Dr. Kenyon and Dr. Mitchell, after evaluating the synergistic interaction between the two pro-enzymes and α-Amylase, we concluded that α-Amylase did not contribute to the anti-tumor activity of the formulation, and so it was removed. By 2011, further work completed by vivoPharm confirmed the anti-metastatic effects of the newly combined ratio of the pro-enzymes in various cell line assays, and anti-angiogenic (inhibition of blood vessel formation) properties of the pro-enzyme treatment in mice.

●	At this time, we decided to access the U.S. markets in order to raise the capital needed to finance the Company’s pro-enzyme treatment for future preclinical testing and clinical trials. We incorporated as Propanc Health Group Corporation in the state of Delaware in November 2010 and, in January 2011, we acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary. We also filed our initial registration statement with the SEC, which was declared effective on December 15, 2011. In mid-2012, our Common Stock began trading on the Over-the-Counter Bulletin Board and it currently trades on OTCQB under OTC Markets.

●	In May 2013, it was observed that pro-enzymes enforce the re-entry of cancer cells back into normal cellular pathways and this may represent a novel approach to the treatment of cancer. These findings were published in Cellular Oncology, a peer reviewed journal of the International Society for Cellular Oncology.

●	In 2014, after conducting a detailed strategic review of our scientific and preclinical research, our development team determined parenteral administration as the preferred route for the Company’s lead product, PRP. This approach is expected to maximize results in future patient trials, by ensuring maximum exposure of the drug to the tumor site.

●	In mid-2015, Dr. Joseph Chalil joined our Scientific Advisory Board as an independent expert to provide advice on the Company’s drug development programs, in particular, Propanc’s lead product, PRP. Dr. Chalil is a physician and executive at Boehringer Ingelheim, one of the world’s largest privately held pharmaceutical companies.

●	Between July 2015 and February 2016, several scientific research findings were announced demonstrating significant anti-tumor efficacy in several animal models, including pancreatic and ovarian cancers at higher doses when administering pro-enzymes by intravenous injection, dramatic suppression of cancer stems cells in cell culture by altering several key pathways involved with invasion and metastasis, and identification of a synergistic response in a broad range of cancer types including kidney, melanoma, brain, prostate, liver, uterine and lung cancers.

●	In 2016, we added additional members from our partner universities and hospital to our Scientific Advisory Board, including Dr. Macarena Perán, who is currently Reader in Anatomy at the University of Jaén in Spain, Professor Juan Antonio Marchal Corrales, Professor of Anatomy and Embryology at the Faculty of Medicine at the University of Granada, and Dr. Maria García, Head of Translational Research at the University Hospital of Granada.

●	In October 2016, we completed an animal study for PRP, in which we evaluated its toxicokinetic parameters as well as its distribution and bioavailability, both before and after repeat dosages. We then initiated a second such study in December 2016. That study escalated the dosage levels in different phases and was completed in April 2017. We observed no major toxicological findings after PRP was administered by intravenous injection once daily throughout the study period.

●	On April 20, 2017, we changed our corporate name to “Propanc Biopharma, Inc.” to better reflect our stage of growth and development. On the same date, we also effected a one-for-two hundred and fifty (1:250) reverse stock split whereby the Company (i) decreased the number of authorized shares of Common Stock to 100,000,000 (ii) decreased the number of authorized shares of preferred stock to 1,500,005 and (iii) decreased, by a ratio of one-for-two hundred and fifty (1:250) the number of retroactively issued and outstanding shares of Common Stock.

●	In June 2017, we received notification from the FDA that PRP had been granted Orphan Drug Designation, a special status that will enable us to qualify for tax credits for our future clinical trials, among other benefits.

●	In July 2017, we entered into a four-year joint research partnership with the Jaėn University, based in Andalucía, Spain, to assist us in expanding our product pipeline by discovering new compounds based on trypsinogen and chymotrypsinogen.

●	Today, after deepening our scientific knowledge of the anti-cancer effects of pro-enzymes through our ongoing efforts with our research partners and strengthening our intellectual property portfolio by filing our patents in countries around the world, we believe we are ready to undertake human clinical trials as soon as 2018.

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

For primary tumors that have not yet metastasized, current treatments for cancer can be effective in initially reducing tumor burden. However, for many forms of cancer, current treatments lack sufficient efficacy to achieve a long lasting clinical response. Therefore, a vast majority of patients who succumb to cancer are killed by tumors that have metastasized. According to the National Cancer Institute’s SEER Cancer Statistics Review (2001 – 2007), of the patients diagnosed with late stage metastatic breast cancer, only 23% are expected to live longer than five years. This is compared to a 98% five-year survival rate for an early stage breast cancer patient when the cancer is confined to the primary site.

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

By definition, carcinomas that originate on the epithelial side of the basement membrane are considered to be benign, as long as the cells forming them remain on the same side. However, many carcinomas acquire the ability to penetrate the basement membrane, and individual cancer cells or groups of cancer cells begin to invade the stroma. This mass of cells is now reclassified as malignant. Often, many pathologists and surgeons reserve the label “cancer” for those epithelial tumors that have acquired this invasive ability.

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

A study in the British Journal of Cancer in 2011 demonstrated that in cholangiocarcinoma (bile duct cancer) cell lines, treatment of TGF-β increased cell migration, invasion and mesenchymal changes. Furthermore, expression of E-cadherin and N-cadherin was measured from resected (cut out) specimens from extra-hepatic (outside the liver) cholangiocarcinoma patients. Patients with low E-cadherin expression had a significantly lower survival rate than patients with high E-cadherin expression. They concluded the cadherin switch via TGF-β induced EMT in extra-hepatic cholangiocarcinoma leads to cancer progression.

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

PRP

Our lead product, PRP, is a novel, patented, formulation consisting of two pro-enzymes, trypsinogen and chymotrypsinogen, combined at a ratio of one-to-six (1:6), to be administered intravenously. After establishing proof of concept in vivo as described earlier, supplemented by laboratory research at the Universities of Jaén and Granada on the mechanism of action of the pro-enzyme mixture, evidence suggests PRP may be effective against a range of solid tumors.

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

Anti-Cancer Effects and Mechanism of Action

PRP consists of pro-enzymes which are known to influence a number of pathways critical for cancer cells to invade, grow and metastasize. Research published by our research partners in the Journal of Cellular Oncology in 2013 shows the clinical benefits of PRP appear to result from enhanced differentiation of tumor cells, which inhibits proliferation and consequently reduces their ability to invade and metastasize.

Specifically, we showed that pro-enzymes:

●	induce a dose-dependent inhibition of cell growth, triggering apoptosis and cell necrosis;

●	enhance expression of epithelial markers, such as E-cadherin and β-catenin;

●	decrease expression of EMT transcription factors responsible for coding specific gene sequences from DNA, associated with TGF-β cell signaling pathways; and

●	induce malignant cells to differentiate to benign forms.

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

Planned Clinical Development

PRP recently completed preclinical development. A First-In-Human (FIH), Phase IIa study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP is planned to commence in 2018 and is hoped to be completed within that same year. The study will be an open-label, multicenter, non-comparative study of PRP administered at increasing dose levels, with once daily intravenous injections over a 28-day cycle, with at least 20 and up to 40 patients enrolled.

The Phase IIa study is planned to be followed by two open Phase IIb studies evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP administered intravenously to patients with locally advanced or metastatic pancreatic adenocarcinoma, or to patients with advanced epithelial ovarian cancer who have failed prior anti-cancer therapy regimen. These studies are envisioned to start in parallel, shortly after the FIH Phase IIa study and are hoped to be finalized in 2020. Both studies will be open, multicenter phase II studies measuring overall survival of patients having received once daily intravenous administrations of PRP.

Preclinical Development

We have extensive in vitro and in vivo studies demonstrating the anti-tumor efficacy of a novel pro-enzyme formulation consisting of a combination of trypsinogen and chymotrypsinogen in a synergistic ratio. The preclinical work was undertaken in collaboration with our contract research organization, vivoPharm, in both Melbourne, Australia and Hummelstown, PA, United States, together with universities we partnered with, including the Biopathology and Regenerative Medicine Institute, Center for Biomedical Research, at the University of Granada in Granada, Spain, and the Department of Health Sciences at the University of Jaén in Jaén, Spain. We funded both vivoPharm and the universities to carry out this research and retained the intellectual property rights within the field relating to any discoveries based on the mechanism of action and anti-tumor effects of the pro-enzymes.

The following preclinical development activities have been undertaken:

●	We tested the anti-proliferative effects of trypsinogen and chymotrypsinogen in 24 cancer cell lines and determined a synergistic ratio of 1:6, which we used to formulate PRP;

●	We evaluated the in vitro anti-angiogenic effects of PRP, by soft-agar formation assay, and in vivo using the AngioChamber™ assay, which is based on the normal physiological process of wound healing, to promote fibrous capsule formation around an implanted growth factor-releasing Teflon chamber;

●	To analyze the anti-metastatic effects of pro-enzymes, we studied the effects of PRP in cell invasion, cell migration, and in the modulation of EMT related genes in pancreatic and ovarian cancer cells; and

●	We also performed in vivo a pharmacokinetic study and assessed the anti-tumor efficacy of PRP in murine cancer models. To accomplish this, we treated mice that were orthotopically inoculated with A2780 human ovarian cancer cells, or with Pan02 mouse pancreatic tumor cells, with PRP.

Determination of Optimal Pro-enzyme Ratio

In this study, we determined first the half-maximal inhibitory concentrations (IC50) trypsinogen and chymotrypsinogen to measure their effect as single test articles in an extended panel of 24 human cancer cell lines. The IC50 values of trypsinogen ranged from 2.5 to 17.5 mg/mL and from 1.4 to 25.2 mg/mL for chymotrypsinogen. The IC50 values of trypsinogen were the basis for the calculation of concentration ratios for the combination of trypsinogen and chymotrypsinogen at 1:1, 1:2, 1:4, 1:6, 1:8, and 1:10. At these ratios, the growth inhibitory properties of the combination were evaluated in 24 cancer cell lines. Based on the coefficient of drug interaction (CDI) values, the combination of trypsinogen and chymotrypsinogen demonstrated greater growth inhibition at ratios of 1:4, 1:6, and 1:8, compared to the 1:1 ratio in most cell lines tested. Finally, a ratio of trypsinogen to chymotrypsinogen of 1:6 was determined to be the optimal formulation and used for later experiments.

Anti-angiogenic efficacy of pancreatic proenzyme formulation

To determine whether PRP affects angiogenesis, we used a soft-agar tube formation assay. Dispersed human umbilical vein endothelial cells (HUVEC) organized into clusters after three hours and began to form tube-like structures after five hours that were clearly evident after 24 hours. In contrast, PRP treated HUVECs presented a marked reduction in the number and length of closed capillary tubes in a concentration dependent manner, with a total disappearance of the structures after treatment with trypsinogen to chymotrypsinogen (T/C) 0.07/0.42 mg/mL.

To assess if the inhibition of the tubule-like structures formation could be due to cell death caused by PRP treatment, CellTracker Green/CMFDA staining was used to identify viable cells. Both control and PRP treated cells showed green staining, indicating that the inhibition of cellular cords was independent from cell viability.

Furthermore, quantification of the number of capillary-like structures at different areas of the cell revealed a dramatic and significant difference between the number of structures formed by non-treated cells when compared with PRP-treated cells (p <0.01 vs. Control).

The anti-angiogenic effect of PRP was additionally investigated in vivo using the AngioChamber™ assay, a model used to assess the efficacy of anti-angiogenic treatments by measuring fibrous capsule formation in mice. In this assay the inclusion of basic fibroblast growth factor (bFGF) in the chamber supports the induction of blood vessels development and formation of a fibrous capsule. AngioChambers™ were excised from all post-mortem mice on the termination day, 24 hours following final treatment (Day 5).

The results show that fibrous capsule formation was significantly greater in the vehicle control group with bFGF captured in the chamber (Group 2, Induction Control) than in the vehicle control group without bFGF loaded into the chamber (Group 1, Baseline Control) (p<0.05) indicating that bFGF adequately and significantly stimulated capsule formation. Furthermore, treatment with PRP (Group 3) resulted in a significant reduction in angiogenesis compared to the induction control (Group 2), as indicated by the difference in capsule weight (p < 0.05) with a 57% of fibrous capsule formation inhibition. Thus, PRP inhibits fibrous capsule formation showing significant in vivo anti-angiogenic effects.

Anti-invasion, anti-migration and anti-EMT effect of PRP

To analyse the in vitro anti-metastatic effect of the pro-enzyme treatment, we studied the effect of PRP in cell invasion, cell migration and the modulation of EMT related genes in cancer cells. First, to evaluate the effect of PRP on cell migration, a key event in carcinogenesis, we performed a wound-healing assay on human pancreatic BxPC3 and human ovarian A2780 cells. Migration is defined as the directed movement of cells on a substrate such as plastic plates occurring on 2D surfaces.

Results show that non-treated cells migrated faster to close the gap of a scratch in the cell monolayer than PRP treated cells. PRP significantly reduced cell migration of pancreatic BxPC3 cells and compared with control cells even enhanced the width of the wound.

Although the A2780 ovarian tumour cell line does not grow forming a homogeneous monolayer like BxPC3, it can be observed that PRP treatment significantly reduces the ability of the ovarian cells to migrate. Data showed significant cell migration inhibition after 24 hours and 48 hours of treatment with PRP compared to control cells.

Secondly, we tested the inhibitory effect of the pro-enzyme formulation on cell invasion of colon and pancreatic tumor cells. Invasion is defined as cell movement through an extracellular 3D matrix. The principle of this assay is based on two medium containing chambers separated by a porous membrane through which cells transmigrate. Here, we tested different concentrations of PRP on MIA PaCa-2 pancreatic and HCT-15 colon human cancer cell lines. PRP showed a marked and significantly dose-dependent inhibition of invasion in both cell lines. Total inhibition of cell migration was achieved from PRP concentrations of T/C 0.015/0.093 mg/mL and so on with the other increasing concentrations tested.

Finally, to investigate whether the exposure of PRP has a potential regulation in the transcriptional machinery that drives EMT in cancer cells, expression of EMT genes were studied in BxPC3 pancreatic and A2780 ovarian human cancer cells. EMT markers in both BxPC3 and A2780 cells were affected by PRP treatment at T/C 0.07/0.42 mg/mL. Results show that PRP treatment increased the expression of E-Cadherin (0.4 fold) (p < 0.05), whilst reduced the expressions of N-cadherin, Slug and vimentin (0.9, 0.5 and 0.6 fold, respectively) (p < 0.01) in BxPC3 cells.

In addition, PRP significantly up-regulated the expression of E-Cadherin (0.9 fold) (p < 0.01) and significantly down-regulated the expression of N-cadherin and Slug (0.4 and 0.6 fold, respectively) (p < 0.01) and induced a slight, but not significant, decrease of vimentin expression in A2780 cells.

PRP pharmacokinetic study

To evaluate the pharmacokinetics and organ distribution of trypsinogen and chymotrypsinogen, non-tumour bearing female athymic Nude-Foxn1nu mice were treated with IRDye® 800CW labelled trypsinogen (5 mg/kg) plus unlabelled trypsinogen (50 mg/kg), or IRDye® 800 CW labelled chymotrypsinogen (7 mg/kg) plus unlabelled Chymotrypsinogen (300 mg/kg). Animals were euthanized at specified time-points post-dose and plasma along with organ homogenates was prepared, then imaged via IVIS imaging system.

Fluorescence was measured in organ homogenates. Mice treated with labelled T, presented a fluorescence peak in all organs between 15 minutes and 2 hours post-dose. While mice treated with labelled C showed the maximum fluorescenct emission between 15 minutes and 6 hours post-dose. For both highest readings were observed in the kidneys and liver. Maximum levels of both IRDye®800CW labelled trypsinogen and chymotrypsinogen A in mouse plasma occurred at 15 minutes post dose (7.5 and 72.2 ìg/ml, respectively). Levels of both IRDye® 800CW labelled proenzymes decreased rapidly after this time.

Anti-tumour efficacy of PRP in orthotropic mice models

The effect of the pro-enzyme formulation PRP at different doses on tumour weight in orthotropically implanted pancreatic and ovary tumours was assessed. In the pancreatic tumour control group, there was significant (*P < 0.05) reduction in mean tumour weight in animals treated for 26 days with trypsinogen/chymotrypsinogen at 83.3/500 mg/kg (30.2 mg; 85.9% inhibition) compared with control (PBS; 214.8 mg), but not between trypsinogen/chymotrypsinogen at 27.5/165 mg/kg (196.5 mg; 8.5 % inhibition) and the control (Fig. 6A).

6A:

Furthermore, ovary tumour-bearing mice (Fig. 6B) showed a significant (p < 0.05) reduction in mean tumour weight in animals treated for 21 days with two different doses of trypsinogen/chymotrypsinogen, 9.1/54 mg/kg and 27.5/165 mg/kg, compared with control (PBS). The mean weight of control group tumours was 2062.2 mg while the treated groups presented a mean tumour weight of 1074.2 mg and 957.3 respectively, ranging in a 50% tumour inhibition (52% - 46%).

6B:

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

PRP is a combination of two pro-enzymes, trypsinogen and chymotrypsinogen, specifically formulated within a specific ratio (1:6, as described above) designed to synergistically enhance their anti-cancer effects based on the mechanism of action. Patent protection for PRP has been secured in multiple jurisdictions, including the United States, and continues to be sought for similar compositions and mechanisms of action.

Oral enzymes have also been investigated previously for the treatment of cancer and, while generating encouraging results, their widespread use has been hampered by the very large quantities that have been considered necessary for effective treatment – 130 or more tablets per day. The high dose used with oral delivery is considered necessary due to the oral enzymes being broken down in the stomach and duodenum, the first part of the small intestine and very little actually being absorbed into the general circulation. By administering a pro-enzyme parenterally, and using a specific pro-enzyme formulation, the normal breakdown of the enzymes when taken orally is avoided and the drug can potentially be absorbed into the general circulation intact. It is also suggested that pro-enzymes are resistant to inactivation by numerous protein digesting enzymes, like serpins, which are circulating in the blood. Together with our scientific consultants, we believe that the development of a parenteral pro-enzyme formulation will lead to improved efficacy in the treatment of cancer compared with oral enzyme preparations, and will substantially reduce the dose in comparison to that used previously for oral enzyme therapy for the treatment of cancer.

Target Indications

The management of cancer differs widely, with a multitude of factors impacting the choice of treatment strategy. Some of those factors include:

●	the type of tumor, usually defined by the tissue in the body from which it originated;

●	the extent to which it has spread beyond its original location;

●	the availability of treatments, driven by multiple factors including cost, drugs approved, local availability of suitable facilities, etc.;

●	regional and geographic differences;

●	whether the primary tumor is amenable to surgery, either as a potentially curative procedure, or as a palliative one; and

●	the balance between potential risks and potential benefits from the various treatments and, probably most importantly, the patient’s wishes.

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

Should the planned Phase II and III clinical trials confirm the efficacy of PRP, along with the favorable safety and tolerability profile suggested by pre-clinical studies conducted to date, we believe our product will have utility in a number of clinical situations including:

●	in the early stage management of solid tumors, most likely as part of a multi-pronged treatment strategy in combination with existing therapeutic interventions;

●	as a product that can be administered long term for patients following standard treatment approaches, such as surgery, or chemotherapy, in order to prevent or delay recurrence; and

●	as a preventative measure for patients at risk of developing cancer based on genetic screening.

In the near term, we plan to target patients with solid tumors, most likely ovarian, pancreatic and colorectal tumors, for whom other treatment options have been exhausted. This is a common approach by which most new drugs for cancer are initially tested. Once efficacy and safety has been demonstrated in this patient population, exploration of the potential utility of the drug in earlier stage disease can be undertaken, together with investigation of the drug’s utility in other types of cancer.

Development Strategy

Our goal is to undertake early stage clinical development of PRP through to a significant value inflection point, where the commercial attractiveness of a drug in development, together with a greater likelihood of achieving market authorization, may attract potential interest from licensees seeking to acquire new products. Such value inflection points in the context of cancer drugs are typically at the point where formal, controlled clinical trials have demonstrated either ‘efficacy’ or ‘proof of concept’ – typically meaning that there is controlled clinical trial evidence that the drug is effective in the proposed target patient population, has an acceptable safety profile, and is suitable for further development. From a ‘big picture’ perspective, it is our intention to progress the development of our technology through the completion of our planned Phase II clinical trials and then to seek a licensee for further development beyond that point.

As part of that commercial strategy, we will:

●	continue research and development to build our existing intellectual property portfolio, and to seek new, patentable discoveries;

●	seek to ensure all product development is undertaken in a manner that makes its products approvable in the major pharmaceutical markets, including the U.S., Europe, the UK and Japan;

●	aggressively pursue the protection of our technology through all means possible, including patents in all major jurisdictions, and potentially trade secrets; and

●	make strategic acquisitions to acquire new companies that have products or services that complement our future goals.

Development Plan and Milestones

PRP

We plan to progress PRP down a conventional early stage clinical development pathway in the UK for:

●	regulatory approval to conduct a Phase IIa study, and submit it to the European Medicines Agency for approval; and

●	Phase IIb multiple escalating dose studies to investigate the safety, tolerability, and pharmacokinetics of PRP administered intravenously to patients.

We anticipate reaching the Phase IIa proof of concept milestone in approximately three years, subject to regulatory approval in Europe, and the results from our research and development and licensing activities.

Our overhead is likely to increase from its current level as PRP progresses down the development pathway. This increase will be driven by the need to increase our internal resources in order to effectively manage our research and development activities.

Anticipated timelines

Commencing in the first quarter of calendar year 2018, we intend to initiate a Phase IIa study in advanced cancer patients with solid tumors and the anticipated costs will be approximately $900,000-$1,200,000.

Financial Objective

Multiple factors, many of which are outside of Propanc’s control, can impact the ability of Propanc to achieve its target objectives within the planned time and budgetary constraints. Subject to these caveats, it is Propanc’s objective to complete our planned Phase IIa study for PRP within the proposed budget.

Corporate Strategy

We operate as a ‘virtual’ company contracting services, skills and expertise as required to achieve our scientific and corporate objectives. As the business grows and gains more personnel, outsourcing will continue to be the preferred model, where fixed and variable costs are carefully managed on a project-by-project basis. This means our research and development activities will be carried out by third parties. Additional third parties with specific expertise in research, compound screening and manufacturing (including raw material suppliers) have been contracted as required.

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

We intend to seek and identify potential licensing partners for our product candidates as they progress through the various development stages, reaching certain milestones and value inflection points. If a suitable licensee is identified, a potential licensing deal could consist of payments for certain milestones, plus royalties from future sales if the product is able to receive approval from the relevant regulatory authorities where future product sales are targeted. We intend to seek and identify potential licensees based on the initial efficacy data from Phase II clinical trials. To accomplish this objective, we have commenced discussions with potential partners in our current preclinical phase of development.

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

Current Operations

We are at a pre-revenue stage. We do not know when, if ever, we will be able to commercialize our products and begin generating revenue. We are focusing our efforts on organizing, coordinating and financing the various aspects of the drug research and development program outlined earlier in this document. In order to commercialize our products, we must complete preclinical development, early-stage clinical studies, and Phase IIa and IIb clinical trials in Europe, the U.S., Australia, or elsewhere, and satisfy the applicable regulatory authority that PRP is safe and effective. If the results from the Phase II trials are convincing, we will seek conditional approval from the regulatory authorities sooner. Therefore, we estimate that this will take approximately four years if we seek conditional approval, or up to seven years if we determine that Phase III trials are needed. As described previously, when we advance our development projects sufficiently down the development pathway and achieve a major increase in value, such as obtaining interim efficacy data from Phase II clinical trials, we will seek a suitable licensing partner to complete the remaining development activities, obtain regulatory approval and market the product.

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

While progress has been made within the oncology sector in developing new treatments, the overall cancer death rate has only improved by 7% over the last 30 years. Most of these new treatments have some limitations, such as:

●	significant toxic effects;

●	expense; and

●	limited survival benefits.

We believe that our treatment will provide a competitive advantage over the following treatments:

●	Chemotherapeutics: Side effects from chemotherapy can include pain, diarrhea, constipation, mouth sores, hair loss, nausea and vomiting, as well as blood-related side effects, which may include a low cell count of infection fighting white blood cells (neutropenia), low red blood cell count (anemia), and low platelet count (thrombocytopenia). Our goal is to demonstrate that our treatment will be more effective than chemotherapeutic and hormonal therapies with fewer side effects.

●	Targeted therapies: The most common type is multi-targeted kinase inhibitors (molecules which inhibit a specific class of enzymes called kinases). Common side effects include fatigue, rash, hand–foot reaction, diarrhea, hypertension and dyspnoea (shortness of breath). Furthermore, tyrosine kinases inhibited by these drugs appear to develop resistance to inhibitors. While the clinical findings with PRP are early and subject to confirmation in future clinical trials, no evidence has yet been observed of the development of resistance by the cancer to PRP.

●	Monoclonal antibodies: Development of monoclonal antibodies is often difficult due to safety concerns. Side effects that are most common include skin and gastro-intestinal toxicities. For example, several serious side effects from Avastin, an anti-angiogenic cancer drug, include gastrointestinal perforation and dehiscence (e.g. rupture of the bowel), severe hypertension (often requiring emergency treatment) and nephrotic syndrome (protein leakage into the urine). Antibody therapy can be applied to various cancer types, but can also be limited to certain genetic sub populations in many instances.

●	Immunotherapy: There is a long history of attempts to develop therapeutic cancer vaccines to stimulate the body’s own immune system to attack cancer cells. While these products generally do not have the poor safety profile of standard therapeutic approaches, only a relatively small number of them are FDA-approved and available as compared to the number of patients diagnosed with cancer. Furthermore, only a relatively small number of the patient population is eligible to receive and subsequently respond to treatment, as defined by preventing tumor growth.

License Agreements

We previously sponsored a collaborative research project at Bath University to investigate the cellular and molecular mechanisms underlying the potential clinical approach of our proprietary pro-enzyme formulation. As a result of this undertaking, we entered into a Commercialization Agreement with Bath University, dated November 12, 2009 (the “Commercialization Agreement”), where, initially, Propanc held an exclusive license with Bath University, and where we and the university co-own the intellectual property relating to our pro-enzyme formulations. The Commercialization Agreement originally provided for Bath University to assign the Patents (as defined therein) to Propanc in certain specified circumstances, such as successful completion of a clinical trial and commencement of a Phase II (Proof of Concept) clinical trial.

On June 14, 2012, Propanc and Bath University agreed to an earlier assignment of the patents pursuant to an Assignment and Amendment Deed, on the proviso that Bath University retains certain rights arising from the Commercialization Agreement, as follows:

●	Bath University reserves for itself (and its employees and students and permitted academic sub-licensees with respect to research use) the non-exclusive, irrevocable, worldwide, royalty free right to use the patents for research use;

●	The publication rights of Bath University specified in the contract relating to the original research made between the parties with an effective date of July 18, 2008 shall continue in force;

●	Propanc shall pay to Bath University a royalty of two percent of any and all net revenues;

●	Propanc shall use all reasonable endeavors to develop and commercially exploit the patents for the mutual benefit of Bath University and Propanc to the maximum extent throughout the covered territory and in any additional territory and to obtain, maintain and/or renew any licenses or authorizations that are necessary to enable such development and commercial exploitation. Without prejudice to the generality of the foregoing, Propanc shall comply with all relevant regulatory requirements in respect of its sponsoring and/or performing clinical trials in humans involving the administration of a product or materials within a claim of the patents; and

●	Propanc shall take out with a reputable insurance company and maintain liability insurance coverage prior to the first human trials.

We continue to learn the properties of pro-enzymes with the long-term aim of screening new compounds for development. We anticipate engaging in future discussions with several technology companies who are progressing new developments in the oncology field as potential additions to our product line. Initially targeting the oncology sector, our focus is to identify and develop novel treatments that are highly effective targeted therapies, with few side effects as a result of toxicity to healthy cells.

Intellectual Property

We have filed six patent applications relating to our lead product, PRP. The first application was filed in October 2010 in each of the countries listed in the table below. This application has been granted and remains in force in the United States, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore and South Africa. In Brazil, Canada, Europe, Malaysia, Mexico and South Korea, the patent application remains under examination.

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

No.	Title	Country	Case Status	Date Filed
1.	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic reduction agent.	USA, Australia, China Japan, Indonesia, Israel, New Zealand, Singapore and South Africa	Granted	Oct-22-2010
		Brazil, Canada, Europe, Malaysia, Mexico, Republic of Korea	Under Examination

2.	Proenzyme composition	PCT	Application filed and pending	Nov-11-2016

3.	Compositions and their use for manufacturing a medicament for treating cancer	Spain	Application filed and pending	Dec-22-2016

4.	Compositions and their use for manufacturing a medicament for treating cancer	Spain	Under examination	Jan-29-2016

5.	Cancer Treatment	PCT	Application filed and pending	Jan-27-2017

6.	Composition of proenzymes for cancer treatment	USA	Application filed and pending	Apr-12-2016

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

New Drug Applications (NDAs)

The FDA’s NDA approval process generally involves:

●	Completion of preclinical laboratory and animal testing in compliance with the FDA’s good laboratory practice, or GLP, regulations;

●	Submission to the FDA of an investigational new drug (“IND”) application for human clinical testing, which must become effective before human clinical trials may begin in the United States;

●	Performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed product for each intended use;

●	Satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s “current good manufacturing practice” (“CGMP”) regulations; and

●	Submission to and approval by the FDA of a NDA.

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

For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap:

●	Phase I: Initially conducted in a limited population to test the product candidate for safety and dose tolerance;

●	Phase II: Generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the initial efficacy of the product for specific targeted indications and to determine optimal dosage. A Phase IIa trial is a non-pivotal, exploratory study that assesses biological activity as its primary endpoint. A Phase IIb trial is designed as a definite dose finding study with efficacy as the primary endpoint. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more extensive Phase III clinical trials;

●	Phase III: Commonly referred to as pivotal studies. When Phase II evaluations demonstrate that a dose range of the product is effective and has an acceptable safety profile, Phase III clinical trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical trial sites. Generally, replicate evidence of safety and effectiveness needs to be demonstrated in two adequate and well-controlled Phase III clinical trials of a product candidate for a specific indication. These studies are intended to establish the overall risk/benefit ratio of the product and provide adequate basis for product labelling; and

●	Phase IV: In some cases, the FDA may condition approval of a NDA on the sponsor’s agreement to conduct additional clinical trials to further assess the product’s safety, purity and potency after NDA approval. Such post-approval trials are typically referred to as Phase IV clinical trials.

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

UK

On June 23, 2016, the UK government held a referendum to gauge voters’ support to remain or leave the European Union. The referendum resulted in 51.9% of UK voters in favor of leaving the European Union, commonly referred to as “Brexit.” On March 29, 2017, the UK invoked Article 50 of Lisbon Treaty to initiate complete withdrawal from the European Union by March 30, 2019. Currently, the center for the EMA is based in London but the European Union intends to relocate the center to another city.

The impact of Brexit on the drug approval process in the UK is uncertain, which could significantly impact Propanc as we intend to conduct our clinical trials for PRP in the UK. Companies based in the UK and operating in the drug industry are urging the European Union and the UK to reach an agreement to harmonize the regulatory process once the UK officially exits the European Union. Our Phase IIa trials may be completed by the end of 2018, or shortly thereafter, and we are hopeful that there will be greater clarity on the regulatory process for drug approvals in UK prior to March 30, 2019.

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

Employees

As of September 28, 2017, we have one full-time employee and one part-time employee. Over time, we may be required to hire employees or engage independent contractors to execute various projects that are necessary to grow and develop our business. These decisions will be made by our officers and directors, if and when appropriate.

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

The report of our independent registered accounting firm expresses concern about our ability to continue as a going concern based on the absence of revenues, recurring losses from operations and our need for additional financing to fund all of our operations. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses. For the fiscal years ended June 30, 2017 and June 30, 2016, we had net losses of $7,867,500 and $9,410,352, respectively. Further, as of June 30, 2017, we had $69,043 in cash, $8,111 in receivable accounts and had an accumulated deficit of $38,243,523.

Based upon our current business plan, we will need considerable cash investments to be successful. Our capital requirements and cash needs are significant and continuing. We can provide no assurance that we will be able to generate a sufficient amount of revenue, if any, from our business in order to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are unknown. If we cannot continue as a viable entity, we may be unable to continue our operations and you may lose some or all of your investment in our common stock.

We have incurred significant losses since our inception. We expect to incur losses for the foreseeable future and never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $7,867,500 and $9,410,352, respectively for the fiscal years ended June 30, 2017 and June 30, 2016. As of June 30, 2017 and June 30, 2016, we had a deficit accumulated during the development phase of $38,243,523 and $30,376,023, respectively. To date, we have not generated any revenues and have financed most of our operations with funds obtained from private financings.

From October 2007, we have devoted substantially all of our efforts to research and development of our product candidates, particularly PRP. Most recently, from June-November 2015, January-February 2016, and October 2016-April 2017, we have performed a number of laboratory studies and dose range finding studies designed to examine the anti-cancer effects of PRP and prepare for human clinical trials. We expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to incur significant expenses and increasing operating losses for the foreseeable future if and as we progress PRP into clinical trials, continue our research and development, seek regulatory approvals, establish a sales and marketing infrastructure, maintain and expand our intellectual property portfolio, and add personnel.

To become profitable, we must develop and eventually commercialize PRP, or some other product with significant market potential. This will require us to successfully complete clinical trials, obtain market approval and market and sell PRP or whatever other product that we obtain approval for. We might not succeed in any one or a number of these activities, and even if we do, we may never generate revenues that are significant enough to achieve profitability. Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

As an early stage company, it may be difficult for you to evaluate the success of our business to date and to assess our future viability.

Despite having been founded in 2007, we remain an early-stage company. We commenced active operations in the second half of 2010. Our operations to date have been mainly limited to establishing our research programs, particularly PRP, building our intellectual property portfolio and deepening our scientific understanding of our product development. We have not yet initiated, let alone demonstrated any ability to successfully complete, any clinical trials, including large-scale, pivotal clinical trials, obtain marketing approvals, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. It will take a number of years for PRP to be made available for the treatment of cancer, if it ever is. Given our relatively short operating history compared to the timeline required to fully develop a new drug, you are cautioned about making any predictions on our future success or viability based on our activities or results to date. In addition, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will eventually need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

We currently rely, and will continue to rely for the foreseeable future, on substantial debt financing that we are not able to repay in cash.

In order to maintain our operations, including our research and development efforts and our preclinical development of PRP, we have over the last two years entered into several securities purchase agreements that have required us to issue convertible debt in return for cash. We are not currently able to repay either the principal or interest on this debt in cash. Our lenders, therefore, are required to convert their debt into shares of our common stock, at a percentage discount to current market prices and then attempt to sell these shares on the open market in order to pay down their loans and receive a return on their investment. These financings pose the risk that as these debts are converted, our stock price will reflect the reduced prices our lenders are willing to sell their shares at, given the discount they have received. These financings contain no floor on the price our lenders can convert their debt into shares of our common stock and they could conceivably reduce the price our common stock to near zero. These types of financings negatively impact our balance sheet and the appeal of our common stock as an investment. While we are actively exploring various alternatives to reduce if not eliminate this debt, for the foreseeable future we will continue to carry it on our balance sheet, and we may have to enter into additional such financings in order to sustain our operations. As a result, the price of our common stock and our market capitalization are subject to significant declines until our convertible debt is either refinanced on a favorable basis or is eliminated.

The total amount of debt outstanding under these financing arrangements is, as of September 28, 2017, $2,816,271. Please see Item 7. Management’s Discussion of Financial Condition and Results of Operations- Recent Developments for further information.

We will continue to need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

We expect our expenses to significantly increase in connection with our ongoing activities, particularly if we initiate clinical trials of, and ultimately seek marketing approval for, PRP. In addition, even if we ultimately obtain marketing approval for PRP or any other product candidate, we expect to incur significant commercialization expenses related to product sales, marketing, manufacturing and distribution. We also hope to continue and expand our research and development activities. Accordingly, we will need to obtain substantial additional funding in connection with our continuing operations. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our future commercialization efforts or any research and development programs.

Our future capital requirements will depend on many factors, including, among others, the scope, progress and, results of our potential future clinical trials, the costs, timing and outcome of regulatory review of PRP, the costs of any future commercialization activities, and the costs of preparing and filing future patent applications, if any. Accordingly, we will continue to rely on additional financing to achieve our business objectives. Adequate additional financing, may not be available to us on acceptable terms, or at all. Even if we are able to enter into financing agreements, we may be forced to pay higher interest rates, accept default provisions in financing agreements that we believe are overly punitive, make balloon payments as required, and, as noted below, if we issue convertible debt the price of our common stock may well be negatively affected and our existing shareholders may suffer dilution.

Raising additional capital may cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time, if ever, as we can generate substantial product revenues, we expect to continue to finance our cash needs through a combination of equity offerings and additional debt financings, and possibly also through future collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or debt securities, including convertible debt securities, the ownership interest of our existing stockholders will be diluted upon conversion, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing stockholders.

Debt financing, if available, may also involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through September 28, 2017.

RISKS RELATED TO THE DISCOVERY, DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

Because PRP remains in the early stages of development and may never become commercially viable, you may lose your investment.

At present, our lead product candidate, PRP, is still in preclinical development. While we are hopeful that the preclinical testing we have completed will lead to our initiating human clinical trials as soon as 2018, as noted elsewhere we expect that it will be several years, at least, before PRP can be commercialized. Further, if clinical trials for PRP fail to produce statistically significant results, we would likely be forced to either spend several more years in development attempting to correct whatever flaws were identified in the trials, or we would have to abandon PRP altogether. Either of those contingencies, and especially the latter, would dramatically increase the amount of time before we would be able to generate any product-related revenue, and we may well be forced to cease operations. Under such circumstances, you may lose at least a portion of, and perhaps your entire, investment.

PRP may cause undesirable side effects that could negatively impact its clinical trial results or limit its use, hindering further development, subject us to possible product liability claims, and make it more difficult to commercialize PRP.

In addition to the possibility that the clinical trials we hope to initiate for PRP could demonstrate a lack of efficacy, if we alternatively identify adverse and undesirable side effects caused by it this will likely interrupt, delay or even halt our further development, or possibly limit our planned therapeutic uses for it, and may even result in adverse regulatory action by the FDA or other regulatory authorities.

Moreover, this may subject us to product liability claims by the individuals enrolled in our clinical trials; while we intend to obtain product liability insurance in connection with our clinical trials, it is possible that the potential liability of any claims against us could exceed the maximum amount of this coverage, or at least increase our premiums. Either would result in an increase in our operating expenses, in turn making it more difficult to complete our clinical development, or in the suspension or termination of the clinical trial. Any negative information concerning PRP, however unrelated to its composition or method of use, could also damage our chances to obtain regulatory approval.

Even if we are able to complete PRP’s development and receive regulatory approvals, undesirable side effects could prevent us from achieving or maintaining market acceptance of the product or substantially increase the costs and expenses of commercializing it.

Because successful development of our products is uncertain, our results of operations may be materially harmed.

Our development of PRP and future product candidates is subject to the risks of failure inherent in the development of new pharmaceutical products that are based on new technologies, including but not limited to delays in product development, clinical testing or manufacturing; unplanned and higher expenditures; adverse findings relating to safety or efficacy; failure to receive regulatory approvals; the emergence of superior or equivalent products; an inability by us or one of our collaborators to manufacture our product candidates on a commercial scale on our own, or in collaboration with third parties; and, ultimately, a failure to achieve market acceptance.

Because of these risks, our development efforts may not result in PRP, or any other product we attempt to develop, becoming commercially viable. If even one aspect of these development efforts is not successfully completed, required regulatory approvals will not be obtained, or if any approved products are not commercialized successfully, our business, financial condition and results of operations will be materially harmed.

A variety of factors, either alone or in concert with each other, could result in our clinical trials of PRP being delayed or unsuccessful.

While we have conducted a variety of preclinical studies, which we have concluded provide evidence to support the potential therapeutic utility of PRP, comprehensive clinical trials in order to demonstrate the product’s safety, tolerability and efficacy will now need to be completed. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and even early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

Among the numerous unforeseen events that may occur during, or as a result of, clinical trials that alone or in concert with each other could either delay or prevent our ability to receive marketing approval or commercialize PRP are the following:

●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	we may have delays in reaching or fail to reach an agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

●	as noted previously, clinical trials of PRP may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development altogether;

●	the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate or participants may drop out of these clinical trials at a higher rate than we anticipate;

●	our third-party contractors may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner, or at all;

●	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials may be greater than we anticipate;

●	the supply or quality of PRP or other materials necessary to conduct its clinical trials may be insufficient or inadequate; and

●	PRP may, as also noted above, have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

If we are required to conduct additional clinical trials or other testing of PRP beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of PRP or other testing, if the results of these trials or tests are not positive or are only modestly positive or if there are safety concerns, we may:

●	be delayed in obtaining marketing approval;

●	not obtain marketing approval at all;

●	obtain approval for indications or patient populations that are not as broad as intended or desired;

●	obtain approval with labeling that includes significant use or distribution restrictions or safety warnings, including boxed warnings;

●	be subject to additional post-marketing testing requirements; or

●	fail to obtain that degree of market acceptance necessary for commercial success.

Any delay in, or termination of, our clinical trials may result in increased development costs, which would very likely cause the market price of our shares to decline and severely limit our ability to obtain additional financing and, ultimately, our ability to commercialize our products and generate product revenues. This in turn would likely materially harm our business, financial condition and operating results, and possibly lead us to cease operations.

If we fail to obtain regulatory approval in jurisdictions outside the United States, we will not be able to market PRP in those jurisdictions.

We intend to seek regulatory approval for PRP in a number of countries outside of the United States and expect that these countries will be important markets for our products, if approved. Marketing our products in these countries will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The regulations that apply to the conduct of clinical trials and approval procedures vary from country to country and may require additional testing. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval. In addition, in many countries outside the United States, a drug must be approved for reimbursement before it can be approved for sale in that country. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one foreign regulatory authority does not ensure approval by regulatory authorities in other foreign countries or by the FDA. The foreign regulatory approval process may include all of the risks associated with obtaining FDA approval. We may not obtain foreign regulatory approvals on a timely basis, if at all. We may not be able to file for regulatory approvals and may not receive necessary approvals to commercialize our products in any foreign market.

If, in the future, we are unable to establish sales and marketing capabilities or enter into agreements with third parties to sell and market PRP, we may not be successful in commercializing our product candidates if and when they are approved.

We do not have a sales or marketing infrastructure and have no experience in the sale, marketing or distribution of pharmaceutical products. To achieve commercial success for PRP or any other approved product, we must either develop a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a focused sales and marketing infrastructure to market or co-promote some of our product candidates if and when they are approved.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to physicians or persuade an adequate numbers of physicians to prescribe any future products;

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

If we enter into arrangements with third parties to perform sales, marketing and distribution services, our product revenues or the profitability of these product revenues to us are likely to be lower than if we were to market and sell any products that we develop ourselves. In addition, we may not be successful in entering into arrangements with third parties to sell and market our product candidates or may be unable to do so on terms that are favorable to us. We likely will have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively. If we do not establish sales and marketing capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing PRP.

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

We are developing PRP for the treatment of cancer. There are a variety of available therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using PRP in combination with existing therapies or replacing existing therapies with PRP.

There are also a number of products in clinical development by other parties to treat and prevent metastatic cancer. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidates obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure their effectiveness to treat and prevent metastatic cancer, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Even if we are able to commercialize PRP, it may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

The regulations that govern marketing approvals, pricing and reimbursement for new drug products vary widely from country to country. In the United States, recently passed legislation may significantly change the approval requirements in ways that could involve additional costs and cause delays in obtaining approvals. Some countries require approval of the sale price of a drug before it can be marketed. In many countries, the pricing review period begins after marketing or product licensing approval is granted. In some foreign markets, prescription pharmaceutical pricing remains subject to continuing governmental control even after initial approval is granted. As a result, we might obtain marketing approval for PRP in a particular country, but then be subject to price regulations that delay our commercial launch of it, possibly for lengthy time periods, and negatively impact the revenues we are able to generate from the sale of PRP in that country. Adverse pricing limitations may hinder our ability to recoup our investment in PRP, even after it has obtained marketing approval.

Our ability to commercialize PRP successfully also will depend in part on the extent to which reimbursement for it will be available from government health administration authorities, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products. We cannot be sure that reimbursement will be available for PRP that we commercialize and, if reimbursement is available, the level of reimbursement. Reimbursement may impact the demand for, or the price of, PRP. Obtaining reimbursement for it may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. If reimbursement is not available or is available only to limited levels, we may not be able to successfully commercialize PRP.

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

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

We may depend on collaborations with third parties for the development and commercialization of PRP and other product candidates, and these collaborations may be unsuccessful.

We may seek third-party collaborators for the development and commercialization of PRP and any other future product candidates. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving our product candidates would pose the following risks to us:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations;

●	collaborators may not pursue development and commercialization of our product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborator’s strategic focus or available funding or external factors such as an acquisition that diverts resources or creates competing priorities;

●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;

●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with our products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ours;

●	collaborators with marketing and distribution rights to one or more products may not commit sufficient resources to the marketing and distribution of such product or products;

●	collaborators may not properly maintain or defend our intellectual property rights or may use our proprietary information in such a way as to invite litigation that could jeopardize or invalidate our proprietary information or expose us to potential litigation;

●	disputes may arise between the collaborators and us that result in the delay or termination of the research, development or commercialization of our products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and

●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

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

Our potential commercialization of PRP will require substantial additional cash to fund clinical trial and other expenses. As noted above, we may decide to collaborate with other pharmaceutical and biotechnology companies for the development and potential commercialization of PRP and perhaps future product candidates as well.

We face significant competition in seeking appropriate collaborators. Whether we reach a definitive agreement for collaboration will depend, among other things, upon our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors. Those factors may include the design or results of clinical trials, the likelihood of approval by the FDA or similar regulatory authorities outside the United States, the potential market for the subject product candidate, the costs and complexities of manufacturing and delivering such product candidate to patients, the potential of competing products, the existence of uncertainty with respect to our ownership of technology, which can exist if there is a challenge to such ownership without regard to the merits of the challenge and industry and market conditions generally. The collaborator may also consider alternative product candidates or technologies for similar indications that may be available to collaborate on and whether such collaboration could be more attractive than the one with us for our product candidate. We may also be restricted under existing license agreements from entering into agreements on certain terms with potential collaborators. Collaborations are complex and time-consuming to negotiate and document. In addition, there have been a significant number of recent business combinations among large pharmaceutical companies that have resulted in a reduced number of potential future collaborators.

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

We currently contract with a third party for the manufacture of PRP and this third party may not perform satisfactorily, and our reliance on any third-party for the supply of PRP carries material risks.

We do not have any manufacturing facilities or personnel. We currently obtain all of our supply of PRP for clinical development through our Manufacturing Service Agreement “MSA” with Amatsigroup, and we expect to continue to rely on Amatsigroup for the manufacture of clinical and, if necessary, commercial quantities of PRP. This reliance on a third party increases the risk that we will not have sufficient quantities of PRP on hand at any given time, which could delay, prevent or impair our development efforts. We do not currently have alternative arrangements in place to supply us with PRP should Amatsigroup fail to perform for any reason. Amatsigroup may also fail to comply with current good manufacturing practices (“cGMP”) regulations or similar regulatory requirements outside the United States. Any such failure to comply with applicable regulations could result in sanctions being imposed on Amatsigroup, and possibly us as well. These sanctions could include fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of PRP, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our supply of PRP and result in harm our business and results of operations.

PRP and any other product that we may develop may compete with other product candidates and products for access to manufacturing facilities. Although we believe that there are several potential alternative manufacturers who could manufacture PRP, we may incur added costs and delays in identifying and qualifying any such replacement, as well as producing the drug product. In addition, we would then have to enter into technical transfer agreements and share our know-how with the new third-party manufacturers, which can be time-consuming and may result in delays.

Even if we were able to quickly establish agreements with other third-party manufacturers, our general reliance on third-party manufacturers entails many of the same risks as our agreement with Amatsigroup, including:

●	reliance on the third party for regulatory compliance and quality assurance;

●	the possible breach of the manufacturing agreement by the third party, including the misappropriation of our proprietary information, trade secrets and know-how;

●	the possible termination or nonrenewal of the agreement by the third party at a time that is costly or inconvenient for us; and

●	disruptions to the operations of our manufacturers or suppliers caused by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or a catastrophic event affecting our manufacturers or suppliers.

Our current and anticipated future dependence upon others for the manufacture of PRP may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

RISKS RELATED TO OUR INTELLECTUAL PROPERTY

If we fail to comply with our obligations under any intellectual property licenses with third parties, we could lose license rights that are important to our business.

We are currently a party to a joint commercialization agreement with the University of Bath, and hope to enter into other license agreements in the future. With respect to our agreement with the University of Bath, if it is determined that we have failed to make all reasonable efforts to develop and commercialize products using the patents and commercialization rights granted by the University of Bath then such agreement will terminate and we would lose the rights for commercializing PRP as a treatment for cancer. Similarly, if we fail to comply with the obligations included in any future license we may enter into in the future, such licensors may have the right to terminate these agreements, in which event we might not be able to market any product that is covered by the agreements, or to convert the exclusive licenses to non-exclusive licenses, which could materially adversely affect the value of the product candidate being developed under these license agreements. As a general matter, termination of license agreements or reduction or elimination of our licensed rights may result in our having to negotiate new or reinstated licenses with less favorable terms.

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

We have obtained patent protection for PRP in seven countries, and have a patent application either pending or under examination in eight others, including the United States and the European Union. Our future success depends in large part on our and, as applicable, our licensors’, ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology. We cannot be certain that patents will be issued in those countries where our applications are still under examination.

The patent process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Moreover, in some circumstances, we do not have the right to control the preparation, filing and prosecution of patent applications, or to maintain the patents, covering technology or products that we license from third parties and are reliant on our licensors. If such licensors fail to maintain such patents, or lose rights to those patents, the rights we have licensed may be reduced or eliminated.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our and our licensors’ patent rights are highly uncertain. Our and our licensors’ pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

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

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell PRP and any other product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We have yet to conduct comprehensive freedom-to-operate searches to determine whether our use of certain of the patent rights owned by or licensed to us would infringe patents issued to third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference proceedings before the U.S. Patent and Trademark Office. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

RISKS RELATED TO REGULATORY APPROVAL OF OUR PRODUCT CANDIDATES AND OTHER LEGAL COMPLIANCE MATTERS

If we are not able to obtain, or if there are delays in obtaining, required regulatory approvals, we will not be able to commercialize PRP, and our ability to generate revenue will be materially impaired.

PRP and the activities associated with its development and commercialization, including design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale and distribution, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by comparable authorities in other countries. Failure to obtain marketing approval for PRP will prevent us from commercializing it. We have not received approval to market PRP or any other product candidate from regulatory authorities in any jurisdiction. We have only limited experience in filing and supporting the applications necessary to gain marketing approvals and expect to rely on third-party contract research organizations to assist us in this process. Securing FDA approval requires the submission of extensive preclinical and clinical data and supporting information to the FDA for each therapeutic indication to establish PRP’s safety and efficacy. Securing FDA approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the FDA. PRP may not be effective, may be only moderately effective or may prove to have undesirable or unintended side effects, toxicities or other characteristics that may preclude our obtaining marketing approval or prevent or limit commercial use.

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

If we experience delays in obtaining approval or if we fail to obtain approval of PRP, the commercial prospects for PRP may be harmed and our ability to generate revenues will be materially impaired.

Failure to obtain marketing approval in international jurisdictions would prevent PRP from being marketed abroad.

We intend to seek regulatory approval for PRP in a number of countries outside of the United States and expect that these countries will be important markets for it, if approved. In order to market and sell our products in the European Union, the UK and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

PRP or any other product candidate for which we obtain marketing approval could be subject to restrictions or withdrawal from the market and we may be subject to penalties if we fail to comply with regulatory requirements or if we experience unanticipated problems with our products, when and if any of them are approved.

PRP, or any other product candidate for which we obtain marketing approval, along with the manufacturing processes, post-approval clinical data, labeling, advertising and promotional activities for such product, will be subject to continual requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, registration and listing requirements, cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians and recordkeeping. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, or contain requirements for costly post-marketing testing and surveillance to monitor the safety or efficacy of the product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. The FDA imposes stringent restrictions on manufacturers’ communications regarding off-label use and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing.

In addition, later discovery of previously unknown problems with our products, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may yield various results, including:

●	restrictions on such products, manufacturers or manufacturing processes;

●	restrictions on the labeling or marketing of a product;

●	restrictions on product distribution or use;

●	requirements to conduct post-marketing clinical trials;

●	warning or untitled letters;

●	withdrawal of the products from the market;

●	refusal to approve pending applications or supplements to approved applications that we submit;

●	recall of products;

●	fines, restitution or disgorgement of profits or revenue;

●	suspension or withdrawal of marketing approvals;

●	refusal to permit the import or export of our products;

●	product seizure; or

●	injunctions or the imposition of civil or criminal penalties.

Our current attempts to both expand our patent protection and seek regulatory approvals from multiple countries, as well as our future relationships with customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

As we seek to obtain patent protection from multiple jurisdictions and eventually to seek marketing approval for PRP in those counties, we are and will continue to be subject to the Foreign Corrupt Practices Act, which makes it illegal for any U.S. business, even one like Propanc that is physically located in another country, to influence foreign officials with personal payments and rewards.

Moreover, healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of PRP and any other product candidate for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute our products for which we obtain marketing approval. Restrictions under applicable federal and state healthcare laws and regulations, include the following:

●	the federal healthcare anti-kickback statute prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid;

●	the federal False Claims Act imposes criminal and civil penalties, including civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent or making a false statement to avoid, decrease or conceal an obligation to pay money to the federal government;

●	the federal Health Insurance Portability and Accountability Act of 1996, as amended by the Health Information Technology for Economic and Clinical Health Act, imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;

●	the federal false statements statute prohibits knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services;

●	the federal transparency requirements under the Health Care Reform Law requires manufacturers of drugs, devices, biologics and medical supplies to report to the Department of Health and Human Services information related to physician payments and other transfers of value and physician ownership and investment interests; and

●	analogous state laws and regulations, such as state anti-kickback and false claims laws, may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, and some state laws require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government in addition to requiring drug manufacturers to report information related to payments to physicians and other health care providers or marketing expenditures.

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

Recently enacted and future legislation, particularly in the United States, may increase the difficulty and cost for us to obtain marketing approval of and commercialize PRP and affect the prices we may obtain.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act (“Affordable Care Act”), a sweeping law intended to broaden access to health insurance, reduce or constrain the growth of healthcare spending, enhance remedies against fraud and abuse, add new transparency requirements for health care and health insurance industries, impose new taxes and fees on the health industry and impose additional health policy reforms. Among other things, the Affordable Care Act revised the definition of “average manufacturer price” for reporting purposes, which could increase the amount of Medicaid drug rebates to states, and it imposed a significant annual fee on companies that manufacture or import branded prescription drug products.

At present, the future of the Affordable Care Act is the subject of significant debate in the U.S. Congress, with proposals to either partially or entirely repeal it being considered and the likelihood that there will be a new law to replace it is uncertain. It is not yet possible for us to determine the impact, if any, the enactment of any of these proposals will have on our future ability to obtain approval of or commercialize PRP.

The UK’s decision to leave the European Union could significantly increase regulatory burdens on obtaining approvals for PRP within the UK.

On March 29, 2017, the UK invoked Article 50 of Lisbon Treaty to initiate complete withdrawal from the European Union by March 30, 2019, and therefore, the regulatory drug approval process in that country may be significantly different from the current drug regulatory policies in the European Union. We currently intend to hold our clinical trials in the UK and therefore this event could significantly impact our efforts to successfully bring PRP to market. It is not yet possible for us to determine the impact of the UK’s withdrawal from the European Union, but any additional costs or delays in obtaining approvals may hinder our ability to conduct clinical trials or market PRP in the UK.

RISKS RELATING TO EMPLOYEE MATTERS AND MANAGING GROWTH

Our future success depends on our ability to retain our chief executive officer and chief scientific officer and, as we continue to develop Propanc and grow as a company, to attract, retain and motivate qualified personnel.

We are highly dependent on our management team, specifically Mr. James Nathanielsz, and on Dr. Julian Kenyon, who serves as our chief scientific officer and a director. While we have a current employment agreement with our chief executive officer, Mr. James Nathanielsz, and a director agreement with Dr. Kenyon, both the employment agreement with Mr. Nathanielsz and the director agreement with Dr. Kenyon permit each of the respective parties thereto to terminate such agreements upon notice. If we lose these key employees, our business will likely suffer and we may have to cease operations.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our future success, as we continue to develop PRP and grow as a company. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors, including our scientific co-founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

We do not have any independent directors, which represents a potential conflict of interest, and helps create a material weakness in our disclosure controls and procedures as well as our internal control over financial reporting.

We do not have any independent directors, and no audit or compensation committees that in a larger company would be expected to be comprised of independent directors. The functions of these committees, as well as other important functions that would normally be carried out by independent directors, are performed by our directors, one of whom also serves as principal executive and financial officer of the Company, resulting in an inherent and obvious conflict of interest.

Also, our lack of independent directors and an audit committee necessitates that we do not currently have a director who qualifies as an audit committee financial expert. This fact, together with our additional lack of in-house accounting personnel knowledgeable in debt and equity transactions and our extremely samll administrative staff that makes it impossible to segregate critical duties, combine to create material weaknesses in both our disclosure controls and procedures and our internal control over financial reporting.

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

Currently, there is a limited public market for our common stock. Our common stock is traded on the OTCQB, operated by OTC Markets Group, Inc., under the symbol “PPCB.” However, the OTCQB is not a liquid market in contrast to the major stock exchanges. We cannot assure you as to the liquidity or the future market prices of our common stock if a market does develop. If an active market for our common stock does not develop, the fair market value of our common stock could be materially adversely affected. We cannot predict the future prices of our common stock.

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

Because our directors and officers currently and for the foreseeable future will continue to control Propanc, it is not likely that you will be able to elect directors or have any say in the policies of Propanc.

Our stockholders are not entitled to cumulative voting rights. Consequently, the election of directors and all other matters requiring stockholder approval will be decided by majority vote. The directors and officers of Propanc beneficially own approximately 10% of our outstanding common stock. In addition, our chief executive officer owns all of our preferred stock, which entitles him, as a holder of Series A preferred stock, to vote on all matters submitted or required to be submitted to a vote of the stockholders, except election and removal of directors, and each share entitles him to five hundred votes per share of Series A preferred stock, and as a holder of Series B preferred stock, to voting power equivalent of the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. Due to such a disproportionate voting power, new investors will not be able to affect a change in our business or management, and therefore, stockholders would have no recourse as a result of decisions made by management.

A significant percentage of our outstanding common stock is held by our chief executive officer, director and other principal stockholders and sales of shares of our common stock by any of these persons or entities could adversely affect our market price.

As indicated in Item 12. Security Ownership of Beneficial Owners and Management on page 72, 10% of our outstanding shares of common stock, or securities convertible into shares of our common stock within the next 60 days, is held by Mr. Nathanielsz, Dr. Kenyon, and other entities. Sales by any of them of the shares of our common stock they currently hold or may hold after conversion, as applicable, could adversely affect the market price of our common stock. Moreover, this concentration in our stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

In the future, we may issue additional preferred stock without the approval of our stockholders, which could make it more difficult for a third party to acquire us and could depress our stock price.

Our board of directors may, and has in the past, issue, without a vote of our stockholders, one or more series of preferred stock with such rights and preferences as it determines. This could permit our board of directors to issue preferred stock to investors who support us and our management and permit our management to retain control of our business. Additionally, issuance of preferred stock could block an acquisition which could result in both a drop in our stock price and a decline in interest of our common stock.

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

We will likely issue additional securities in the future and such future sales and issuances of our capital stock or rights to purchase our capital stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our stockholders may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 302, 6 Butler Street, Camberwell, VIC, 3124 Australia. The lease has a five year term commencing May 5, 2016, and we are obligated to pay $3,300 AUD (including tax) in rent per month.

Item 3. Legal Proceedings.

From time to time, we may be involved in litigation in the ordinary course of business. However, we are currently not involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. To our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or any of our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted under the ticker symbol “PPCB” on the OTCQB operated by OTC Markets Group, Inc. Only a limited market exists for our securities. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a stockholder may be unable to resell his securities in Propanc.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Bid* ($)	Low Bid* ($)
Fiscal Year Ended June 30, 2017
Fourth quarter ended June 30, 2017	$2.70	0.90
Third quarter ended March 31, 2017	$3.83	2.03
Second quarter ended December 31, 2016	$4.25	1.68
First quarter ended September 30, 2016	$5.00	3.25
Fiscal Year Ended June 30, 2016
Fourth quarter ended June 30, 2016	$11.00	4.50
Third quarter ended March 31, 2016	$12.90	2.50
Second quarter ended December 31, 2015	$13.00	6.25
First quarter ended September 30, 2015	$23.48	5.08

* The quotations of the high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission and have been adjusted to reflect the reverse stock split we effected on April 20, 2017.

On September 28, 2017, the last reported sales price per share of our Common Stock on the OTCQB was $0.30.

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

Holders

As of September 28, 2017, we had 69 record holders of our common stock holding 6,172,082 shares, one holder of our Series A Preferred Stock holding 500,000 shares and one holder of our Series B Preferred Stock holding one share.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis in conjunction with the information set forth under Part I, Item 1A, “Risks Factors,” and our consolidated financial statements and notes thereto appearing under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements” on page 3.

U.S. Dollars are denoted herein by “USD”, “$” and “dollars”.

Overview

Propanc Biopharma, Inc. (the “Company,” “we,” “us,” “our”) was originally incorporated in Melbourne, Victoria Australia on October 15, 2007 as Propanc PTY LTD, and continues to be based in Camberwell, Victoria Australia. Since its inception, substantially all of the operations of the Company have been focused on the development of new cancer treatments targeting high-risk patients, particularly cancer survivors, who need a follow-up, non-toxic, long-term therapy designed to prevent the cancer from returning and spreading. The Company anticipates establishing global markets for its technologies. Our lead product candidate, which we refer to as PRP, is an enhanced pro-enzyme formulation designed to enhance the anti-cancer effects of multiple enzymes acting synergistically. PRP is currently in the preclinical phase of development.

On November 23, 2010, the Company was incorporated in the state of Delaware as Propanc Health Group Corporation. In January 2011, to reorganize the Company, we acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to better reflect our current stage of growth and development.

To date, we have generated no revenue, have no cancer treatment products available to market and have no products which have reached the clinical trial stage. We require substantial additional financing to continue to test and commercialize PRP.

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

Under the terms of the Debenture, we received a reduction in the principal amount of the financing of (i) $25,000 upon the Company’s filing of the registration statement within the time period specified and (ii) $25,000 upon the effectiveness of the registration statement within the time period specified. The current aggregate principal amount was adjusted to $4,350,000 upon the date of the registration statement and as of September 28, 2017 $547,771 (the “Principal Amount”) was outstanding.

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

Delafield was subject to a beneficial ownership limitation under the Debenture and the 2016 Warrants such that the Company and Delafield could not, and cannot, affect any exercise of the 2016 Warrants that would cause Delafield (together with its affiliates) to beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise of the warrant. Delafield, upon notice to the Company, may increase or decrease the beneficial ownership limitation, provided that the beneficial ownership limitation may not exceed 9.99% of the number of shares of Common Stock outstanding immediately after giving effect to the exercise of the warrant.

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

The Additional Issuance Debenture has an original issue discount and matured on September 13, 2017. The principal amount of the Additional Issuance Debenture accrues interest at the rate of 5% per annum, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Additional Issuance Debenture is convertible at any time, in whole or in part, at Delafield’s option into shares of Common Stock at a conversion price equal to $7.50 (subject to adjustment) (the “Conversion Price”). If the volume weighted average price of the Common Stock on any trading day is less than the then-current Conversion Price, Delafield may convert at a price per share equal to a twenty two and one half percent (22.5%) discount to the lowest trading price of the Common Stock in the ten trading days prior to the date of conversion.

Delafield is subject to the same ownership limitation in connection with the Additional Issuance Debenture as for the Debenture and the 2016 Warrants as described above. The Additional Issuance Debenture includes customary event of default provisions and provides for a default interest rate of 18%. Upon the occurrence of an event of default, Delafield may convert the Additional Issuance Debenture into shares of Common Stock at a price per share equal to a thirty percent (30%) discount to the average volume weighted average price of the shares for the six trading days prior to conversion. Subject to the conditions set forth in the Additional Issuance Debenture, we have the right at any time after the earlier of (i) the six month anniversary of the original issuance of the Additional Issuance Debenture or (ii) the date on which the New Underlying Shares are registered pursuant to an effective registration statement, to redeem some or all of the total outstanding amount then remaining under the Additional Issuance Debenture in cash at a price equal to 125% of the total amount of the Additional Issuance Debenture outstanding on the twentieth (20th) trading date following the date the Company delivers notice of such redemption to Delafield.

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

Manufacturing Services Agreement

We entered into a Manufacturing Services Agreement (the “MSA”) and Quality Assurance Agreement (the “QAA”), each with an effective date of August 12, 2016, with Amatsigroup NV (“Amatsigroup”), formally known as Q-Biologicals NV, a contract manufacturing organization located in Belgium. Pursuant to the MSA, Amatsigroup will produce certain drug substances and product containing certain enzymes at its facility in Belgium. We will use these substances and products for development purposes, including but not limited to clinical trials. The MSA contemplates payment to Amatsigroup pursuant to a pre-determined fee schedule based on the completion of certain milestones that depend on our manufacturing requirements and final batch yield. We anticipate that our payments to Amatsigroup under the MSA will range between $2.5 million and $5.0 million over five years, with the majority of the expenditures occurring during the first two years of the MSA when the finished drug product is manufactured and released for clinical trials.

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

The agreements with Amatsigroup contain certain customary representations, warranties and limitations of liabilities, and confidentiality and indemnity obligations.

Pre-Clinical Efficacy and Toxicology Studies

In November 2015, we completed animal efficacy studies in mice through our contract research partner, vivoPharm, demonstrating proof of concept in vivo. During the course of these studies, we discovered a new target therapeutic dose range using pro-enzymes for treating cancer. That month, we filed a patent application in support of this discovery, as described further herein.

On October 25, 2016 we completed a toxicokinetic study for PRP. The purpose of the study was to evaluate the toxicokinetic parameters of PRP after repeated, daily intravenous tail vein administration in rats and to evaluate distribution and bioavailability of the test articles, both before and after repeat exposure, over a 28-day period.

On December 22, 2016, we commenced a second GLP-compliant toxicity study for PRP. An animal group was administered low dosages intravenously, also over a 28-day period, after which the focus of the study expanded to medium and high dosages. On April 27, 2017, we announced the successful completion of this study and our intent to proceed toward a clinical trial application in the United Kingdom, which we anticipate submitting in 2018.

Eagle Equities Financings

On each of October 31, December 12 and December 21, 2016, as well as January 30, March 1, and August 9, 2017 we entered into Securities Purchase Agreements with Eagle Equities, LLC (“Eagle Equities”), pursuant to which Eagle Equities purchased a total of twelve 8% convertible redeemable junior subordinated promissory notes in varying principal amounts totaling $2,016,000.

The structure of these financings have been virtually identical in each instance: in each financing, we issue two promissory notes, each in the same principal amount. The first note is funded by Eagle Equities in cash and the second note is initially paid for by an offsetting promissory note issued by Eagle Equities to us. However, the second note must also be cash funded prior to any conversion. The second note and its offsetting promissory note are subject to cancellation if certain conditions are not met.

All outstanding principal and interest under the various promissory notes we have issued is due and payable upon their respective maturity dates. The amounts cash funded under these notes are convertible into shares of our common stock at a 60% discount to its closing bid price over the prior 10 trading days, pursuant to the terms of the notes. While the first notes may be prepaid within 180 days of their issuance dates, with certain penalties, the second notes may not be prepaid.

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes and the notes will begin to accrue interest at a highly inflated rate. Further, certain events for default may trigger penalty and liquidated damages provisions.

On April 11, 2017, the Company received full payment of the October 31, 2016 and the December 12, 2016 notes it issued to Eagle Equities, in the principal amounts of $100,000 each. On May 4, 2017, the Company received full payment of the December 21, 2016 note, in the amount of $157,500, and partial payment of the January 30, 2017 note in the amount of $40,000. On June 3, 2017, the Company received the balance of the payment of the January 30, 2017 note, or $190,000. On July 5 2017, the Company received the balance of the payment of the March 1, 2017 note, or $220,500. As a result, the second notes the Company issued to Eagle Equities on those dates are no longer subject to cancellation.

The total principal amount due and outstanding to Eagle Equities as of September 28, 2017 is $1,423,500.

GS Capital Financings

On May 26, 2017, we entered into a Securities Purchase Agreement with GS Capital Partners, LLC (“GS Capital”), pursuant to which GS Capital purchased for cash an 8% convertible redeemable junior subordinated promissory note in the principal amount of $160,000.

On July 24, 2017 and September 21, 2017, we entered into additional Securities Purchase Agreements with GS Capital pursuant to which GS Capital purchased four 8% convertible redeemable junior subordinated promissory notes. The structure of these two rounds of financing and the terms of the promissory notes issued have been substantially similar to that of the Eagle Equities financings described above, except that the conversion discount is 62% of the closing bid price of our common stock over the prior 10 trading days. The first notes issued by us to GS Capital in each round of financing may be prepaid without penalty. The second note may not be prepaid, although if either of the first notes is redeemed within six months of its issuance date, the second note will be cancelled.

The total principal amount due and outstanding to GS Capital as of September 28, 2017 is $480,000.

Consulting Agreements

On August 10, 2017, the Company entered into an agreement, retroactive to May 16, 2017, with Regal Consulting LLC, a Delaware limited liability company (the “Consultant”), pursuant to which the Consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 10% junior subordinated convertible note (the “Consulting Note”). The sum cash funded under this note is convertible into shares of our common stock at the lesser of $1.50 or a 65% discount to the three lowest trades in the 10 trading days prior to the conversion. This note may not be prepaid. The agreement had a three-month term and expired on August 16, 2017.

Previously, on November 18, 2016, the Company had entered into a substantially similar agreement with the Consultant whereby the Company issued two 10% convertible junior subordinated promissory notes in the principal amounts of $250,000 each, both of which will mature in two years. The amounts cash funded under these notes are convertible into shares of our common stock at the lesser of $2.50, adjusted for the reverse stock split we effected in April 2017, or a 65% discount to the three lowest trades in the 10 trading days prior to the conversion. These notes may not be prepaid. This agreement had a six-month term.

The total principal amount due and outstanding to the Consultant as of September 28, 2017 is $700,000.

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

Derivative Instruments: ASC 815, “Derivatives and Hedging,” establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings or recorded in other comprehensive income (loss) depending on the purpose of the derivatives and whether they qualify and have been designated for hedge accounting treatment. The Company does not have any derivative instruments for which it has applied hedge accounting treatment.

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

Recent Accounting Pronouncements

Certain FASB Accounting Standard Updates (“ASU”) which are not effective until after June 30, 2017 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations. The Company is evaluating or has implemented the following at June 30, 2017:

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

For the Fiscal Year Ended June 30, 2017 compared to the Fiscal Year Ended June 30, 2016

Revenue

For the fiscal years 2017 and 2016 we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense decreased to $4,739,431 for the year ended June 30, 2017 as compared with $5,426,056 for the year ended June 30, 2016. This decrease is primarily attributable to a decrease in stock based expense of approximately $500,000 that is primarily related to a decrease in stock based consulting fees as well as a decrease of approximately $240,000 in capital raising expenses in the year ended June 30, 2017.

Occupancy Expense

Occupancy expense increased by approximately $4,000 to $28,992 for the year ended June 30, 2017. On May 4, 2016, the Company entered into a new five-year operating lease agreement with an entity controlled by our Chief Executive Officer and his spouse. The monthly rent is $3,300 AUD, inclusive of GST. The increase relates to the final payment for the old lease during the year and a full year of lease expense for the new space during the year ended June 30, 2017.

Research and Development Expenses

Research and development expenses were $971,769 for the year ended June 30, 2017 as compared with $1,446,948 for the year ended June 30, 2016. The decrease in research and development expenditures is primarily attributable to a decrease in non-clinical development activities as the Company progresses its lead product, PRP, to clinical trials. Despite completion of proof of concept animal studies, a 28-day toxicokinetic study and a 28-day GLP-compliant repeat dose toxicology study were completed to support a clinical trial application to commence a Phase IIa patient trial in the UK, which contributed to the R&D expenditure incurred for the year ended June 30, 2017.

Interest Expense/Income

Interest expense decreased to $3,202,774 for the year ended June 30, 2017 as compared with $4,485,596 for the year ended June 30, 2016. Interest expense is primarily comprised of approximately $1,970,000 debt discount amortization, $23,000 in revised warrant valuations and approximately $1,110,000 accretion of debt premium. This decrease is primarily attributable to lower accretion amounts of convertible notes with discounted debt features during the year ended June 30, 2017.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased by $1,923,523 to a gain of $820,153 for the year ended June 30, 2017 as compared to a gain of $2,743,676 for the year ended June 30, 2016. This decrease is primarily attributable to a decrease in the issuance of convertible notes with repricing options and variable conversion pricing in the year ended June 30, 2017.

Loss on Debt Settlements, Net

Loss on settlement of debt decreased by $475,243 to a loss of $195,650 for the year ended June 30, 2017 as compared with a loss of $670,893 for the year ended June 30, 2016. The decrease in loss on debt settlements is primarily attributable to fair market value price adjustments in the year ended June 30, 2017 as compared to $612,000 in connection with the Typenex settlement and a loss of approximately $59,000 in connection with the settlement with JMJ Financial Inc., a Florida corporation (“JMJ”) in the year ended June 30, 2016.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction increased to a gain of $144,605 for the year ended June 30, 2017 as compared with a loss of $174,550 for the year ended June 30, 2016. The decrease in foreign currency transaction loss is primarily attributable to a stronger Australian Dollar compared to the US Dollar in the year ended June 30, 2017 as compared to the year ended June 30, 2016.

Income Tax Benefit

During the years ended June 30, 2017 and 2016, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $305,673 and $72,538, respectively.

Net loss

Net loss decreased to $7,867,500 for the year ended June 30, 2017 as compared with $9,410,352 for the year ended June 30, 2016. The decrease is primarily attributable to an decrease in operating expenses of approximately $1,157,000 and an increase in the income tax benefit of approximately $233,000 in the year ended June 30, 2017.

Liquidity and Capital Resources

	For the Fiscal Year Ended June 30,
	2017	2016
Net cash used in operating activities	$(2,050,636)	$(4,501,499)
Net cash used in investing activities	$-	$(9,879)
Net cash provided by financing activities	$2,098,786	$4,535,333
Effect of exchange rate changes on cash	$(100,177)	$(10,512)

Net cash used in operations was $2,050,636 for the fiscal year ended June 30, 2017 compared to $4,501,499 for the fiscal year ended June 30, 2016. This fluctuation relates to stock option expense paid to an officer and director of approximately $1,686,000 offset by fluctuations in changes in foreign currency transaction gains and losses, changes related to the valuation of new derivative liabilities and the revaluation of existing derivative liabilities and a reduction of common stock issued for services in the year ending June 30, 2017.

Net cash used in investing activities was $0 for the fiscal year ended June 30, 2017 compared to $9,879 for the fiscal year ended June 30, 2017. This decrease was attributable to the purchase of equipment during the fiscal year ended June 30, 2016.

Cash flows provided by financing activities for the fiscal year ended June 30, 2017 were $2,098,786 compared to $4,535,333 for the fiscal year ended June 30, 2016. During the year ended June 30, 2017, we had proceeds from convertible promissory notes of $1,634,500 and proceeds from the exercise of warrants of $464,286. During the year ended June 30, 2016, we had proceeds of $4,982,500 offset by repayments of convertible promissory notes of approximately $401,500 and loan repayments to third parties and principal stockholders of approximately $45,700.

The effect of the exchange rate on cash resulted in a $100,177 negative adjustment to cash flows in the year ended June 30, 2017 compared to a negative adjustment of $10,512 to cash flows in the year ended June 30, 2016. The reason for the fluctuation is due to the application of translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

We have substantial capital resource requirements and have incurred significant losses since inception. As of June 30, 2017, we had $69,043 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next twelve (12) months. If we are unable to raise sufficient capital, this may affect our operations and ability to complete ongoing activities in connection with our research and development programs.

Going Concern Qualification

We did not generate any revenue for the fiscal years ended June 30, 2017 and 2016 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the fiscal years ended June 30, 2017 and 2016. In addition, we have negative working capital and $742,771 of debt that is due on September 30, 2017 that the Company is currently negotiating with the lender in order to amend the maturity date. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of:

Propanc Biopharma, Inc.

We have audited the accompanying consolidated balance sheets of Propanc Biopharma, Inc. (f/k/a Propanc Health Group Corporation) and Subsidiary at June 30, 2017 and 2016 and the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit and cash flows for each of the two years in the period ended June 30, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Propanc Biopharma, Inc. and Subsidiary at June 30, 2017 and 2016 and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had no revenues and had a net loss of $7,867,500 and net cash used in operations of $2,050,636. Additionally, as of June 30, 2017, the company had a working capital deficit, stockholders’ deficit and accumulated deficit of $5,454,844, $5,441,751, and $38,243,523, respectively. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.
Boca Raton, Florida
September 28, 2017

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431-7328

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a Propanc Health Group Corporation

CONSOLIDATED BALANCE SHEETS

	June 30, 2017	June 30, 2016

ASSETS

CURRENT ASSETS:
Cash	$69,043	$121,070
GST tax receivable	8,111	29,355
Prepaid expenses and other current assets	4,822	210,122
Prepaid rent - related party	-	2,220

TOTAL CURRENT ASSETS	81,976	362,767

Security deposit	-	1,628
Security deposit - related party	2,303	2,220
Property and equipment, net	10,790	12,527

TOTAL ASSETS	$95,069	$379,142

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$483,513	$370,093
Accrued expenses and other payables	477,347	137,487
Convertible notes and related accrued interest, net of discount and premiums	3,479,845	1,202,523
Loans payable	2,303	2,220
Embedded conversion option liabilities	877,403	994,343
Warrant derivative liability	3,769	55,839
Due to directors - related parties	35,204	33,943
Loans from directors and officer - related parties	56,802	54,767
Employee benefit liability	120,634	93,220

TOTAL CURRENT LIABILITIES	5,536,820	2,944,435

Commitments and Contingencies (See Note 9)	-	-

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.01 par value; 1,500,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of June 30, 2017 and June 30, 2016, respectively	5,000	5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 and 1 share issued and outstanding as of June 30, 2017 and June 30, 2016, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,578,284 and 2,914,465 shares issued and outstanding as of June 30, 2017 and June 30, 2016, respectively	4,578	2,914
Additional paid-in capital	32,980,420	27,671,552
Accumulated other comprehensive income (loss)	(141,749)	131,264
Accumulated deficit	(38,243,523)	(30,376,023)
Treasury stock	(46,477)	-

TOTAL STOCKHOLDERS' DEFICIT	(5,441,751)	(2,565,293)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$95,069	$379,142

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/ka Propanc Health Group Corporation

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Years Ended June 30,
	2017	2016

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	4,739,431	5,426,056
Occupancy expenses	28,992	24,550
Research and development	971,769	1,446,948
TOTAL OPERATING EXPENSES	5,740,192	6,897,554

LOSS FROM OPERATIONS	(5,740,192)	(6,897,554)

OTHER INCOME (EXPENSE)
Interest expense	(3,202,774)	(4,485,596)
Interest income	685	2,027
Change in fair value of derivative liabilities	820,153	2,743,676
Loss on debt settlements, net	(195,650)	(670,893)
Foreign currency transaction gain (loss)	144,605	(174,550)
TOTAL OTHER INCOME (EXPENSE)	(2,432,981)	(2,585,336)

LOSS BEFORE INCOME TAXES	(8,173,173)	(9,482,890)

INCOME TAX BENEFIT	305,673	72,538

NET LOSS	$(7,867,500)	$(9,410,352)

BASIC AND DILUTED NET LOSS PER SHARE	$(2.24)	$(4.83)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	3,508,532	1,948,204

NET LOSS	$(7,867,500)	$(9,410,352)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	(273,013)	30,296

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(273,013)	30,296

TOTAL COMPREHENSIVE LOSS	$(8,140,513)	$(9,380,056)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/ka Propanc Health Group Corporation

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

FOR THE YEARS ENDED JUNE 30, 2017 AND 2016

	Preferred Stock									Accumulated
	Series A		Series B		Common Stock		Additional			Other	Total
	No. of		No. of		No. of		Paid-in	Accumulated	Treasury	Comprehensive	Stockholders'
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Stock	Income (Loss)	Deficit

Balance at June 30, 2015	500,000	$5,000	1	$-	1,389,768	$1,390	$17,804,797	$(20,965,671)	$-	$100,968	$(3,053,516)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	1,394,657	1,395	4,897,849	-	-	-	4,899,244

Reclassification of premium upon debt conversion	-	-	-	-	-	-	1,253,318	-	-	-	1,253,318

Issuance of stock for services	-	-	-	-	130,040	130	1,233,629	-	-	-	1,233,759

Stock option expense	-	-	-	-	-	-	1,722,288	-	-	-	1,722,288

Issuance of warrants for services	-	-	-	-	-	-	47,560	-	-	-	47,560

Relative fair value of warrants issued with debt	-	-	-	-	-	-	712,110	-	-	-	712,110

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	30,296	30,296

Net loss, 2016	-	-	-	-	-	-	--	(9,410,352)	-	-	(9,410,352)

Balance at June 30, 2016	500,000	$5,000	1	$-	2,914,465	$2,914	$27,671,552	$(30,376,023)	$-	$131,264	$(2,565,293)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	1,234,910	1,235	1,405,501	-	-	-	1,406,736

Reclassification of premium upon debt conversion	-	-	-	-	-	-	266,287	-	-	-	266,287

Settlement of accounts payable for shares of common stock	-	-	-	-	16,667	17	49,983	-	-	-	50,000

Loss on settlement of debt	-	-	-	-	-	-	158,150	-	-	-	158,150

Issuance of stock for services	-	-	-	-	307,480	307	459,637	-	-	-	459,944

Stock option expense	-	-	-	-	-	-	1,686,444	-	-	-	1,686,444

Cancellation of shares for convertible notes payable	-	-	-	-	(50,000)	(50)	(112,450)	-	-	-	(112,500)

Warrant modification expense	-	-	-	-	-	-	21,007	-	-	-	21,007

Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	910,178	-	-	-	910,178

Exercise of warrants	-	-	-	-	154,762	155	464,131	-	-	-	464,286

Purchase of treasury stock	-	-	-	-	-	-	-	-	(46,477)	-	(46,477)

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(273,013)	(273,013)

Net loss, 2017	-	-	-	-	-	-	-	(7,867,500)	-	-	(7,867,500)

Balance at June 30, 2017	500,000	$5,000	1	$-	4,578,284	$4,578	$32,980,420	$(38,243,523)	$(46,477)	$(141,749)	$(5,441,751)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a Propanc Health Group Corporation

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,867,500)	$(9,410,352)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	670,037	1,504,914
Issuance of convertible promissory notes for services	500,000	-
Fair value of warrants issued for services	-	47,560
Warrant modification expense	23,495	-
Gain on note forgiveness	-	(50,000)
Loss on settlements, net	195,650	-
Foreign currency transaction gain	(144,605)	-
Depreciation expense	2,166	877
Amortization of debt discount	1,969,514	3,534,817
Change in fair value of derivative liabilities	(820,153)	(2,743,676)
Stock option expense	1,686,444	1,722,288
Accretion of put premium	1,109,167	658,420
Changes in Assets and Liabilities:
GST receivable	21,951	(17,804)
Prepaid expenses and other assets	(4,739)	18,142
Prepaid expenses and other assets - related parties	2,263	-
Accounts payable	147,951	139,201
Employee benefit liability	23,538	23,780
Payment for security deposit	1,660	-
Payment for security deposit - related party	-	(2,185)
Accrued expenses	331,660	(228,040)
Accrued interest	100,865	300,559
NET CASH USED IN OPERATING ACTIVITIES	(2,050,636)	(4,501,499)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(9,879)
NET CASH USED IN INVESTING ACTIVITIES	-	(9,879)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayments to principal stockholder	-	(13,582)
Loan repayments to director	-	(8,078)
Loan repayments	-	(24,031)
Proceeds from convertible promissory notes	1,634,500	4,982,500
Repayments of convertible promissory notes	-	(401,476)
Proceeds from note payable	20,000	-
Repayment of note payable	(20,000)	-
Proceeds from the exercise of warrants	464,286	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,098,786	4,535,333

Effect of exchange rate changes on cash	(100,177)	(10,512)

NET INCREASE (DECREASE) IN CASH	(52,027)	13,443

CASH AT BEGINNING OF YEAR	121,070	107,627
CASH AT END OF YEAR	$69,043	$121,070

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$537	$10,757
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Treasury stock re-purchased for reversal of debt conversion	$46,477	$-
Cancellation of shares for convertible note payable	$112,500	$-
Prepaid common stock issued for services	$-	$767,562
Reduction of put premium related to conversions of convertible note	$266,287	$1,253,318
Conversion of convertible notes and accrued interest to common stock	$1,406,736	$4,899,244
Discounts related to warrants issued with convertible debenture	$910,178	$712,110
Discounts related to derivative liability	$650,000	$2,462,355
Settlement of accounts payable for shares of common stock	$50,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

 The Company has filed six patent applications relating to its lead product, PRP. The first application was filed in October 2010 in each of the countries listed in the table below. This application has been granted and remains in force in the United States, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore and South Africa. In Brazil, Canada, Europe, Malaysia, Mexico and South Korea, the patent application remains under examination.

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

No.	Title	Country	Case Status	Date Filed
1.	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic reduction agent.	USA, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore and South Africa	Granted	Oct-22-2010
		Brazil, Canada, Europe, Malaysia, Mexico, Republic of Korea	Under Examination

2.	Proenzyme composition	PCT	Application filed and pending	Nov-11-2016

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

Principles of Consolidation

The consolidated financial statements include the accounts of Propanc Biopharma, Inc. and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

As of June 30, 2017 and June 30, 2016, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2017	June 30, 2016
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.7676	0.7401

Average exchange rate for the period
USD : AUD exchange rate	0.7544	0.7282

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the years ended June 30, 2016 and 2017 were as follows:

Foreign Currency Items:
Beginning balance, June 30, 2015	$100,968
Foreign currency translation gain	30,296
Balance, June 30, 2016	131,264
Foreign currency translation loss	(273,013)
Ending balance, June 30, 2017	$(141,749)

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

Also see Note 12 - Derivative Financial Instruments.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of six months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of June 30, 2017 or June 30, 2016.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

As of June 30, 2017 and June 30, 2016, the Company was owed $8,111 and $29,355, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the fiscal years ended June 30, 2017 and 2016 were $971,769 and $1,446,948, respectively.

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

During the fiscal years ended June 30, 2017 and 2016, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $305,673 and $72,538 respectively, which is reflected as an income tax benefit in the accompanying consolidated statements of operations and comprehensive income (loss).

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. For the years ended June 30, 2017 and 2016, there were 149,517 and 150,279 warrants outstanding, 572,000 and 572,000 stock options and thirteen and six convertible notes payable that are convertible into 4,388,155 and 1,799,508 common shares, respectively which are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

Certain FASB Accounting Standard Updates (“ASU”) which are not effective until after June 30, 2017 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations. The Company is evaluating or has implemented the following at June 30, 2017:

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the year ended June 30, 2017, the Company had no revenues, had a net loss of $7,867,500 and had net cash used in operations of $2,050,636. Additionally, as of June 30, 2017, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $5,454,844, $5,441,751 and $38,243,523, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30,

	2017	2016

Office equipment at cost	$26,189	$25,251
Less: Accumulated depreciation	(15,399)	(12,724)

Total property, plant, and equipment	$10,790	$12,527

Depreciation expense for the years ended June 30, 2017 and 2016 were $2,166 and $877, respectively.

NOTE 4 – DUE TO DIRECTORS - RELATED PARTIES

Due to directors - related parties represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at June 30, 2017 and June 30, 2016 is $35,204 and $33,943, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

NOTE 5 – LOANS AND NOTES PAYABLE

Loans from Directors and Officer - Related Parties

Loans from Directors and Officer at June 30, 2017 and June 30, 2016 were $56,802 and $54,767, respectively. The loans bear no interest and are all past their due date and in default. The Company repaid cash of $21,660 ($29,744 AUD) on these loans during the year ended June 30, 2016. The Company did not repay any amount on these loans during the year ended June 30, 2017.

Other Loans from Unrelated Parties

As of June 30, 2017 and June 30, 2016, other loans from unrelated parties had a balance of $2,303 and $2,220, respectively. As of June 30, 2015 the loan balance from other unrelated parties was $27,558 and consisted of three loans, two of which had an interest rate of 10% and one that bore no interest. During the year ended June 30, 2016, the Company repaid cash of $24,031 for these loans ($33,000 AUD) and a foreign currency transaction gain of $392. The Company did not repay any money toward these loans and a foreign currency transaction loss of $83 was recorded in connection with these loans for the year ended June 30, 2017.

NOTE 6 – CONVERTIBLE NOTES

Convertible notes at June 30, 2017 and 2016 were as follows:

	June 30, 2017	June 30, 2016
Convertible notes and debenture	$2,863,271	$1,721,694
Unamortized discounts	(445,594)	(768,931)
Accrued interest	86,334	116,805
Premium, net	975,834	132,955
Convertible notes, net	$3,479,845	$1,202,523

On August 6, 2014 (execution date), the Company executed a convertible promissory note in the principal sum of $250,000, with an original issue discount (“OID”) of $25,000. The consideration to be paid to the Lender shall be equal to the consideration actually paid by the Lender plus prorated interest and any other fees that the Company shall be required to pay. The original issue discount shall also be prorated based on the actual consideration received to equal approximately 10% of the consideration received. If the Company repays a consideration payment on or before the first 90 days from the effective date of that payment, the interest rate on that payment of consideration will be 0%. If the Company does not repay a payment on or before the 90 days, the Company will incur a one-time interest charge of 12% on the principal amount of the loan. Upon execution of the note, the note holder made an initial payment of $25,000 (net of a $2,500 OID) to the Company of the total consideration. The maturity date is two years from the date of each payment to the Company, and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The note is convertible, at the option of the investor, to common stock of the Company at any time after the effective date at the lesser of $22.50 or 60% of the lowest trade price in the 25 trading days prior to the conversion. The Company didn’t repay the consideration payment on or before the first 90 days from the effective date of that payment and therefore incurred a 12% interest charge. No further funding other than the above mentioned $25,000 has been received under the $250,000 note. On December 10, 2015, the Company repaid cash of $90,000 as payment in full of $27,500 of principal and accrued interest of $3,607 resulting in $58,893 of a penalty which was expensed as loss on debt settlement. As of June 30, 2016, this note was paid in full.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

On March 12, 2015, in connection with a two-year consulting agreement, the Company issued a convertible promissory note for $60,000 as compensation for services to be rendered. The Company agreed to pay 10% interest per annum on the principal amount and the maturity date is March 11, 2017. The note is convertible, at the option of the holder, at any time after the effective date at the lesser of $4.38 or 75% of the volume weighted average of the lowest three trading closing bid prices of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. This note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12). During the year ended June 30, 2016, the Company converted $60,000 of principal and accrued interest of $5,159 into shares of the Company’s common stock (See Note 8). As of June 30, 2016, this note was fully converted.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

On June 4, 2015 (execution date), the Company executed a convertible promissory note in the principal sum of $1,215,000, with an OID of $110,000. The consideration to be paid to the lender shall be equal to the consideration actually paid by the lender plus prorated interest and any other fees that the Company shall be required to pay. The original issue discount shall also be prorated based on the actual consideration received to equal approximately 10% of the consideration received. The Company agreed to pay 10% interest per annum on the principal amount and the maturity date is ten months from the date of each payment to the Company, and is the date upon which the principal sum, as well as any unpaid interest and other fees, shall be due and payable. The note is comprised of an initial cash purchase of $335,000 (includes $30,000 of OID and $5,000 for legal fees) (“Initial Note”), a Secured Investor Note of $220,000 (includes $20,000 of OID) (“Secured Investor Note”) and three Investor Notes of $220,000 each (include $20,000 of OID each) (“Investor Notes”). The Secured Investor Note is secured by the lender’s 40% membership interest in a certain LLC. The Company will accrue 10% interest per annum on the unpaid principal amount of the Secured Investor Note and the three Investor Notes as defined in the agreements. Upon execution of the note, the note holder made an initial cash payment of $300,000 (net of a $30,000 OID and $5,000 for legal fees) to the Company of the total consideration and issued the Secured Investor Note and three Investor Notes to the Company. On July 13, 2015, the Company received payment of the Secured Investor Note of $220,000 less OID of $20,000 that was issued on June 4, 2015. The Company received interest proceeds of $1,997 from the Secured Investor Note resulting in net cash proceeds of $201,997 received by the Company. The Initial Note and the Secured Investor Note are convertible, at the option of the lender, to common stock of the Company at any time after the effective date at a price of $17.50 per share, which represents fair value at execution date. These notes were determined to be derivative instruments due to the variable conversion price of the notes which is initially $17.50 and subject to adjustment if the Company’s market capitalization falls below $3,000,000 at any time. These notes were bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12). On December 9, 2015, the Company repaid cash of $269,976 as partial payment for this note. During the year ended June 30, 2016, the Company converted $285,024 of principal and accrued interest of $29,091 into shares of the Company’s common stock (See Note 8). As of June 30, 2016, this note was fully converted.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

On April 24, 2015, the Company received payment of the Note Receivable of $45,000, less the OID of $7,500 that offsets the Back-End Note that was issued on February 10, 2015. Proceeds from the Note Receivable of $2,250 were paid directly to legal fees resulting in net cash proceeds of $35,250 received by the Company. This Back-End Note is related to the initial convertible note that was issued on February 10, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. During the year ended June 30, 2016, the Company has accreted the remaining $22,909 of the put premium as $13,909 had been accreted at June 30, 2015, resulting in the put premium being fully expensed. During the year ended June 30, 2016, the Company converted $45,000 of principal and accrued interest of $1,525 into shares of the Company’s common stock (See Note 8). Additionally, this conversion resulted in a $36,818 reduction of the put premium. As of June 30, 2016, this note was fully converted.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

On April 24, 2015, the Company received payment of the Note Receivable of $45,000, less the OID of $7,500 that offsets the Back-End Note that was issued on February 17, 2015. Proceeds from the Note Receivable of $2,250 were paid directly to legal fees resulting in net cash proceeds of $35,250 received by the Company. This Back-End Note is related to the initial convertible note that was issued on February 17, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company is accreting a $36,818 put premium over 180 days from the execution of the convertible note. During the year ended June 30, 2016, the Company has accreted the remaining $22,909 of the put premium as $13,909 had been accreted at June 30, 2015, resulting in the put premium being fully expensed. During the year ended June 30, 2016, the Company converted $45,000 of principal and accrued interest of $3,610 into shares of the Company’s common stock (See Note 8). Additionally, this conversion resulted in a $36,818 reduction of the put premium. As of June 30, 2016, this note was fully converted.

On April 27, 2015, the Company received payment of the Note Receivable of $170,500, less the OID of $13,000 that offsets the Back-End Note that was issued on March 12, 2015. Proceeds from the Note Receivable of $7,500 were paid directly to legal fees resulting in net cash proceeds of $150,000 received by the Company. This Back-End Note is related to the initial convertible note that was issued on March 12, 2015 and has the same terms as previously discussed. As a result, the Back-End Note is now eligible for conversion at a rate of 55% of the lowest trading bid price of the Company’s common stock for the ten prior trading days including the date upon which the conversion notice was received. The convertible note is treated as stock settled debt under ASC 480 and accordingly the Company recognized a $139,500 put premium. During the year ended June 30, 2016, the Company converted $170,500 of principal and accrued interest of $7,142 into shares of the Company’s common stock (See Note 8). Additionally, this conversion resulted in a $139,500 reduction of the put premium. As of June 30, 2016, this note was fully converted.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

Through June 30, 2016, the lender converted $620,000 in principal of the Back-End Notes into an equivalent amount of shares of the Company’s common stock. From June 30, 2016 through June 30, 2017, the remaining $162,500 in principal of the Back-End notes was converted (See Note 8). As of June 30, 2017, these Back-End Notes have been fully converted.

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

The Debenture has a 10% original issue discount and was originally schedule to mature on October 28, 2016. The principal amount of the Debenture accrues interest at the rate of 5% per annum based on the $4,350,000 note agreement with a one year value guarantee of $217,500, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Debenture was, prior to the Addendum (as defined below), convertible at any time, in whole or in part, at the Purchaser’s option into shares of the Company’s Common Stock at a conversion price equal to $10.50, which is the VWAP of the Company’s Common Stock five days prior to the execution of the Debenture (subject to adjustment) (the “Conversion Price”). At any time after the effective date of the registration statement, the Purchaser had the opportunity to convert up to an aggregate of $2,090,000 of the Debenture, at one or more conversion dates, into shares of Common Stock at a conversion price equal to the VWAP of the Common Stock over the five (5) trading days prior to such Effective Date. The Purchaser’s option to convert at such a conversion price expired when the Purchaser converted an aggregate of $2,090,000 of the Debenture using such conversion price. If the VWAP of the Company’s Common Stock on any trading day was less than the Conversion Price, the Purchaser could convert at a price per share equal to a twenty percent (20%) discount to the average of the two lowest closing prices during the five trading days prior to the date of conversion. During the year ended June 30, 2016, the Company withdrew a principal amount of $2,800,000 from the deposit control account of which $269,976 was paid directly as partial payment of a note dated June 4, 2015 and $33,437 was paid directly to legal fees resulting in net cash proceeds of $2,496,587 received by the Company. An aggregate total of $1,955,300 was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12). During the year ended June 30, 2016, the Purchaser converted $2,790,806 of principal and $108,750 of accrued interest into shares of the Company’s Common Stock (See Note 8). During the year ended June 30, 2017, the holder converted $885,400 of principal and accrued interest of $108,750 into shares of the Company’s Common Stock (See Note 8). Total principal outstanding as of June 30, 2017 is $673,794. Accrued interest as of June 30, 2017 was $15,261 and was accrued in connection with a letter agreement revising the original terms of the agreement as documented below, which after multiple amendments has a due date of September 30, 2017. The above conversions relate to additional proceeds received under the Debenture as documented below.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

The Company calculated the warrant at relative fair value, which was $712,110 and amortized to interest expense during the year ended June 30, 2016. This Warrant was fully exercised during fiscal 2017 (see the “July Letter Agreement” below).

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

Addendum

Under the Addendum, the Company and the Purchaser agreed that the balance of the deposit control account, after giving effect to the amounts released from such account as of the date of the Addendum, would be released to the Company in two installments as follows: (1) up to $1,200,000 would be released to the Company upon full execution of the Addendum, which occurred on March 16, 2016, and (2) up to $375,000 within 60 days of the full execution of the Addendum as long as certain conditions were met, which occurred on May 19, 2016.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

On July 8, 2016, the 2015 Warrant for 104,762 shares was fully exercised at a price of $3 per share for a total of $314,286, see above. The Company revalued the warrants on the modification date at the new exercise price and recorded an additional expense of approximately $21,000 related to the incremental increase in value (See Note 8).

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

Warrants

Pursuant to the August Letter Agreement and in consideration for extending the Maturity Date of the Debenture as noted above, the Company issued the Purchaser warrants to purchase up to 960,000 shares of Common Stock (the “2016 Warrants”). The 2016 Warrants entitle the holder to purchase (i) up to 800,000 shares of Common Stock at exercise prices ranging from $3.00 to $5.00 per share (the “Five Month Warrant”), and (ii) up to 160,000 shares of Common Stock at an exercise price of $25.00 per share (the “Two Year Warrant”). The Company also agreed to file a registration statement with the SEC, to register for resale the 960,000 shares of Common Stock underlying the 2016 Warrants. The Company calculated the 960,000 warrants at relative fair value, which was $910,178 and is being amortized to interest expense over the remaining term of the debenture in accordance with ASC 470-50-40-17. The 2016 Warrants were subsequently cancelled as part of the “December Letter Agreement” (see below).

The 2016 Warrants were immediately exercisable. On August 18, 2016, the Purchaser notified the Company of its exercise of 50,000 shares of Common Stock under the first tranche of the Five Month Warrant at a purchase price of $3.00 per share or $150,000 in the aggregate (See Note 8). These shares were later redeemed by the Company as part of the “December Letter Agreement.”

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

Additional Issuance Debenture

As of September 13, 2016, the Company entered into an Additional Issuance Agreement (the “Additional Issuance Agreement”) with the Purchaser pursuant to the Purchase Agreement. Pursuant to the Additional Issuance Agreement, Delafield agreed to loan an additional $150,000 in exchange for a 5% Original Issue Discount Senior Secured Convertible Debenture of the Company in the principal amount of $165,000 (the “Additional Issuance Debenture”). An aggregate total of $199,585 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12). As of June 30, 2017, the Company recorded accrued interest of $8,250 and the $165,000 remained outstanding.

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

The Additional Issuance Debenture has a 10% original issue discount and matured on September 13, 2017. The principal amount of the Additional Issuance Debenture accrues interest at the rate of 5% per annum, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Additional Issuance Debenture is convertible at any time, in whole or in part, at Delafield’s option into shares of Common Stock at a conversion price equal to $7.50 (subject to adjustment) (the “Conversion Price”). If the volume weighted average price of the Common Stock on any trading day is less than the then-current Conversion Price, the Purchaser may convert at a price per share equal to a twenty two and one half percent (22.5%) discount to the lowest trading price of the Common Stock in the ten trading days prior to the date of conversion.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

Pursuant to the December Letter Agreement, the 50,000 restricted shares held by the Purchaser pursuant to its August 2016 exercise of such shares under the first tranche of the Five Month Warrant at a purchase price of $3.00 per share or $150,000 in the aggregate, were redeemed by the Company at a fair value of $112,500 upon the issuance and in exchange for an 8% convertible redeemable promissory note in the principal amount of $150,000 (the “Delafield Note”) due December 2, 2018. The Company recorded a $37,500 loss on settlement related to the cancellation of shares and issuance of the note. The note matures two years from the issuance date at which time any outstanding principal and interest is then due and payable. The Delafield Note is convertible into shares of Common Stock at a conversion price equal to 65% of the average of the three lowest closing bid prices of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The Delafield Note may be prepaid at any time at 135% of the principal amount plus any accrued interest. Upon an event of default, principal and accrued interest will become immediately due and payable and interest will accrue at a default interest rate of 18% per annum or the highest rate of interest permitted by law. This convertible notes is treated as stock settled debt under ASC 480 and accordingly the Company recorded an $80,769 put premium. As of June 30, 2017, the Company recorded accrued interest of $6,937 and the $150,000 remained outstanding.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

April Letter Agreement

On April 7, 2017, the Company entered into a letter agreement with the Purchaser pursuant to which the parties agreed that on April 5, 2017, the Purchaser rescinded its conversion notice and returned 24,478 shares of the Company’s Common Stock to the Company to be held in treasury. These shares were issued to the Purchaser on February 21, 2017 as a result of its conversion of a portion of the Debenture.

The Purchaser further agreed that it will take no action to convert any further principal balance of the Debenture or sell any shares of the Company’s Common Stock until the earliest of April 10, 2017, or one trading day after the Company had anticipated effecting its planned reverse stock split at a ratio of 1-for-250.

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

The total principal amount outstanding under the above Delafield Financing Agreements, specifically the October 2015 SPA, related addendum, July and August agreements, additional issuance debenture and December and April letter agreements was $1,035,271 as of June 30, 2017 and accrued interest totaled $31,002.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

Eagle Equities Finance Agreements

October 31, 2016 Securities Purchase Agreement

On October 31, 2016, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle Equities”), pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $100,000. The first note (the “October Note”) was funded with cash and the second note (the “October Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “October Note Receivable”). The terms of the Eagle Back-End Note require cash funding prior to any conversion thereunder. The October Note Receivable was due June 30, 2017, unless certain conditions are not met, in which case both the October Eagle Back-End Note and the October Note Receivable may both be cancelled. Both the October Note and the October Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the October Note and the October Eagle Back-End Note are convertible into Common Stock at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The October Note and the October Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a $66,667 put premium. As of June 30, 2017, this note along with $4,509 of accrued interest was fully converted (see Note 8) and the repayment resulted in a full reduction of the put premium.

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

On April 11, 2017, the Company received payment of the October Note Receivable in the amount of $100,000 that offset the October Eagle Back-End Note. Proceeds from the Note Receivable of $5,000 were paid directly to legal fees resulting in net cash proceeds of $95,000 received by the Company. As a result, the October Eagle Back-End Note is now convertible at a rate of 60% of the lowest trading bid price of the Common Stock for the ten prior trading days prior to the date the conversion notice is received. As this note is treated as stock settled debt under ASC 480, the Company recorded a $66,667 put premium. As of June 30, 2017, this note along with $1,732 of accrued interest was fully converted (see Note 8) and the repayment resulted in a full reduction of the put premium.

December 12, 2016 Securities Purchase Agreement

On December 12, 2016, the Company entered into a Securities Purchase Agreement, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $100,000. The first note (the “December 12 Note”) was funded with cash and the second note (the “December 12 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “December 12 Note Receivable”). The terms of the December 12 Eagle Back-End Note require cash funding prior to any conversion thereunder. The December 12 Note Receivable is due December 12, 2017, unless certain conditions are not met, in which case both the December 12 Eagle Back-End Note and the December 12 Note Receivable may both be cancelled. Both the December 12 Note and the December 12 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the December 12 Note and the December 12 Eagle Back-End Note are convertible into Common Stock at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The December 12 Note and the December 12 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a $66,667 put premium. The Company has recorded $4,405 of accrued interest as of June 30, 2017. Total principal outstanding as of June 30, 2017 was $100,000.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

On April 11, 2017, the Company received payment of the December 12 Note Receivable in the amount of $100,000 that offset the October Eagle Back-End Note. Proceeds from the Note Receivable of $5,000 were paid directly to legal fees resulting in net cash proceeds of $95,000 received by the Company. As a result, the December 12 Eagle Back-End Note is now convertible at a rate of 60% of the lowest trading bid price of the Common Stock for the ten prior trading days prior to the date the conversion notice is received. As this note is treated as stock settled debt under ASC 480, the Company recorded a $66,667 put premium. The Company has recorded $1,775 of accrued interest as of June 30, 2017. Total principal outstanding as of June 30, 2017 was $100,000.

December 21, 2016 Securities Purchase Agreement

On December 21, 2016, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $157,500. The first note (the “December 21 Note”) was funded with cash and the second note (the “December 21 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “December 21 Note Receivable”). The terms of the December 21 Eagle Back-End Note require cash funding prior to any conversion thereunder. The December 21 Note Receivable is due December 21, 2017, unless certain conditions are not met, in which case both the December 21 Eagle Back-End Note and the December 21 Note Receivable may both be cancelled. Both the December 21 Note and the December 21 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the December 21 and the December 21 Eagle Back-End Note are convertible into common stock at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The December 21 Note and the December 21 Eagle Back-End Note are notes is treated as stock settled debt under ASC 480 and accordingly the Company is recording a $105,000 put premium. The Company has recorded $6,628 of accrued interest as of June 30, 2017. Total principal outstanding as of June 30, 2017 was $157,500.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

Since the December 21 Eagle Back-End Note is not convertible until the December 21 Note Receivable is paid, and the December 21 Note Receivable and December 21 Eagle Back-End Note have a right of setoff, the December 21 Note Receivable and December 21 Eagle Back-End Note and related accrued interest receivable and payable will be netted for purposes of presentation on the balance sheet.

On May 4, 2017, the Company received payment of the December 21 Note Receivable in the amount of $157,500 that offset the December 21 Eagle Back-End Note. Proceeds from the Note Receivable of $7,500 were paid directly to legal fees resulting in net cash proceeds of $150,000 received by the Company. As a result, the December 21 Back-End Note is now convertible at a rate of 60% of the lowest trading bid price of the Common Stock for the ten prior trading days prior to the date the conversion notice is received. As this note is treated as stock settled debt under ASC 480, the Company recorded a $105,000 put premium. The Company has recorded $2,002 of accrued interest as of June 30, 2017. Total principal outstanding as of June 30, 2017 was $157,500.

January 27, 2017 Securities Purchase Agreement

On January 27, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $230,000. The first note (the “January Note”) was funded with cash and the second note (the “January Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “January Note Receivable”). The terms of the January Eagle Back-End Note require cash funding prior to any conversion thereunder. The January Note Receivable is due September 27, 2017, unless certain conditions are not met, in which case both the January Eagle Back-End Note and the January Note Receivable may both be cancelled. Both the January Note and the January Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the January Note and the January Eagle Back-End Note are convertible into Common Stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The January Note and the January Eagle Back-End Note are notes is treated as stock settled debt under ASC 480 and accordingly the Company is recording a $153,333 put premium. The Company has recorded $7,814 of accrued interest as of June 30, 2017. Total principal outstanding as of June 30, 2017 was $230,000.

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

On May 4, 2017, the Company received a partial payment of the January Note Receivable in the amount of $40,000 and on June 3, 2017 the balance of $190,000 was funded, of which $11,250 was paid directly to legal fees. As a result, the January Eagle Back-End Note is now convertible at a rate of 60% of the lowest trading bid price of the Common Stock for the ten prior trading days prior to the date the conversion notice is received.  As this note is treated as stock settled debt under ASC 480, the Company recorded a $153,333 put premium. The Company has recorded $1,675 of accrued interest as of June 30, 2017. Total principal outstanding as of June 30, 2017 was $230,000.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

March 1, 2017 Securities Purchase Agreement

On March 1, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $220,500. The first note (the “March Note”) was funded with cash and the second note (the “March Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “March Note Receivable”). The terms of the March Eagle Back-End Note require cash funding prior to any conversion thereunder. Both the March Note and the March Eagle Back-End Note have a maturity date of March 1, 2018, upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the March Note and the March Eagle Back-End Note are convertible into Common Stock, of the Company at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The March Note and the March Eagle Back-End Note are notes is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $147,000 put premium. The Company has recorded $5,896 of accrued interest as of June 30, 2017. Total principal outstanding as of June 30, 2017 was $220,500.

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

On July 5, 2017, the March Note Receivable was funded and, as a result, the March Eagle Back-End Note is now eligible for conversion.

The total principal amount outstanding under the above Eagle Equities Finance Agreements, specifically the October 31, 2016, December 12, 2016, December 21, 2016, January 27, 2017, and the March 1, 2017 agreements was $1,195,500 as of June 30, 2017 and accrued interest totaled $30,195.

May 26, 2017 Securities Purchase Agreement

On May 26, 2017, the Company entered into a Securities Purchase Agreement with GS Capital Partners, LLC, dated as of May 17, 2017, pursuant to which GS Capital Partners purchased an 8% convertible redeemable junior subordinated promissory note in the principal amount of $160,000. The note has a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts funded plus accrued interest are convertible at any time after 180 days into common stock at a conversion price equal to 62% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, including the date upon which the conversion notice was received by the Company, subject to adjustment in certain events. The note is treated as stock settled debt under ASC 480 and accordingly the Company is recording a $98,065 put premium, of which $33,233 was amortized during the six months ended June 30, 2017. The Company has recorded $2,146 of accrued interest as of June 30, 2017. Total principal outstanding as of June 30, 2017 was $160,000.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

The Company issued the first $250,000 convertible note on November 18, 2016. This note is convertible at a conversion price of the lesser of $2.50 or 65% of the average of the three lowest 10 trading days prior to the conversion. An aggregate total of $255,757 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12). During the year ended June 30, 2017, $27,500 of principal and accrued interest of $1,664 was converted into shares of the Company’s common stock (See Note 8). The Company has recorded accrued interest of $13,747 as of June 30, 2017. Total principal outstanding as of June 30, 2017 was $222,500.

The Company issued the second $250,000 convertible note on February 16, 2017. This note is convertible at a conversion price of the lesser of $2.50 or 65% of the average of the three lowest 10 trading days prior to the conversion. An aggregate total of $409,416 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12). As of June 30, 2017, the Company recorded accrued interest of $9,247 and the entire balance of $250,000 is outstanding.

The Company recorded $650,000 and $3,888,280 of debt discounts related to the above note issuances during the years ended June 30, 2017 and 2016, respectively. The debt discounts are being amortized over the term of the debt. Amortization of all debt discounts for the years ended June 30, 2017 and 2016 was $1,958,515 and $3,534,817, respectively.

See Note 13- Subsequent Events for information about financings since the conclusion of the fiscal year.

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

On November 23, 2010, Propanc Health Group Corporation was incorporated in the state of Delaware. In January 2011, Propanc Health Group Corporation acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary. As a result of these transactions, the Company is subject to the income tax laws of both the United States and Australia for the years ended June 30, 2012 through June 30, 2017.

For the years ended June 30, 2017 and 2016, the Company’s losses before income taxes resulted from both its Australian and US activities and its taxable losses are subject to both Australian and U.S. tax law. At June 30, 2017, the Company has net operating loss carryforwards (NOL) for Australian tax purposes only that approximates $13,809,000. At June 30, 2017, the Company has NOL carryforwards for US tax purposes only that approximates $2,922,000. Consequently, the Company may have NOL carryforwards available for income tax purposes that will continue to be available until they are recovered through earning taxable income.  Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income. The NOL for Australian tax purposes is subject to a reduction of $3,368,287 for research and development credits granted by the Australian Taxation Office through June 30, 2017.

The components for the provision for income taxes are as follows:

	Year Ended
	June 30,	June 30,
	2017	2016

Current Taxes	$(305,673)	$(72,538)
Deferred Taxes	-	-
Income Taxes Expense (Benefit)	$(305,673)	$(72,538)

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

The items accounting for the difference between income taxes at the Australia statutory rate and the provision for income taxes are as follows:

	Year Ended
	June 30,		June 30,
	2017		2016
	Amount	Impact on Rate	Amount	Impact on Rate

Income Tax Expense (Benefit) at Australia Statutory Rate	$(1,830,192)	(22.39)%	$(2,190,750)	(23.10)%

Expenses Paid by Parent on Behalf of Foreign Subsidiary	922,125	11.28%	1,113,419	11.74%

R&D Refundable Tax Credit	(305,673)	(3.74)%	(72,538)	(0.76)%

Reduction of NOL Carryforward Due to R&D Tax Credit	305,673	3.74%	72,538	0.76%

Change in Deferred Tax Valuation Allowance	881,596	10.79%	900,761	9.50%

Foreign Exchange Rate Changes	(279,202)	(3.42)%	104,032	1.10%

Total Income Tax Expense (Benefit)	$(305,673)	(3.74)%	$(72,538)	(0.76)%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

	June 30,	June 30,
	2017	2016
Current Deferred Tax Assets
Warrant Derivative Liability	$8,460	$23,818
Provision for Annual Leave	36,190	27,966
Superannuation	99	-
Total Current Deferred Tax Assets	$44,749	$51,784

Current Deferred Tax Liabilities
Prepaid Investor Services	$16,966	$6,198
Total Current Deferred Tax Liabilities	$16,966	$6,198

Non-Current Deferred Tax Assets
Prepaid Investor Services	$426,664	$378,409
Capital Raising Costs	23,325	22,489
Legal Costs	23,648	22,801
Intellectual Property	11,643	11,226
Patent Costs	128,950	91,408
Formation Expense	6,881	6,881
Net Operating Loss Carryover	4,215,141	4,155,936
Foreign Exchange Loss (OCI)	(39,379)	(39,379)
Total Non-Current Deferred Tax Assets	4,796,873	4,649,771
Deferred Tax Valuation Allowance	(4,858,588)	(4,707,753)
Total Non-Current Deferred Tax Assets	(61,715)	(57,982)

Total Deferred Tax Assets (Net)	$-	$-

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of June 30, 2017 the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended June 30, 2017 and 2016. The Company did not recognize any interest or penalties during fiscal 2017 or 2016 related to unrecognized tax benefits.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

No preferred series A or B shares were issued in fiscal 2017 or 2016.

Common Stock:

Shares Issued for Services

May 7, 2015 and April 22, 2016 Agreements

On May 7, 2015, the Company entered into an agreement with a consultant to provide services over a minimum six month period in exchange for 27,033 shares of common stock. The Company valued the 27,033 shares based on the market price on the agreement date of $10.75 and will recognize $290,608 of consulting expense through the term of the agreement. On June 5, 2015 the Company issued the 27,033 shares of this agreement. The Company has recorded $88,446 of consulting expense as of June 30, 2015 related to this agreement, and the remaining $202,162 was recorded during the year ending June 30, 2016.

On April 22, 2016, the Company entered into an agreement with a consultant to provide services over a twelve month period. The Company agreed to issue the consultant 25,000 shares of common stock. The Company valued the 25,000 shares based on the market price of the effective date of the agreement of $8.34 and is recognizing $208,500 of consulting expense over the term of the agreement. On June 16, 2016 the Company issued 25,000 shares of common stock related to this agreement. The Company has recorded $39,523 of consulting expense for the year ended June 30, 2016 related to this portion of the agreement and recognized the remaining $168,977 in the year ended June 20, 2017. Additionally, the agreement allowed for 10,000 shares of common stock to be issued for certain reports and another 5,000 shares of common stock to be issued for specified consulting services. These reports were issued during the year and the specified consulting services were performed. On June 16, 2016 the Company issued 15,000 shares of common stock related to this agreement. These additional shares are valued based on the market price of the effective date of the agreement of $8.34 and the Company recognized $125,100 of consulting expense for the year ended June 30, 2016.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

On June 29, 2017, the above May 7, 2015 agreement was further amended and the Company agreed to issue the consultant 100,000 shares of common stock as consideration to eliminate the monthly retainer fee of $7,500 on a going forward basis and to waive the consultant’s right of first refusal (the “Right of First Refusal”) to act as lead book running manager of any public or private offering of securities or any other financing during the term of the engagement. The shares were valued based on the closing price on the date of the agreement at $0.95 or $95,000, which was recognized as consulting expense for the year ended June 30, 2017. The 100,000 shares were issued on July 25, 2017 (see Note 13).

On May 21, 2015, the Company entered into an agreement with a consultant to provide services over an eight month period in exchange for 4,000 shares of common stock. The Company valued the 4,000 shares based on the market price on the agreement date of $11.13 and will recognize $44,500 of consulting expense through the term of the agreement. On June 3, 2015 the Company issued the 4,000 shares of this agreement. The Company has recorded $7,265 of consulting expense as of June 30, 2015 related to this agreement, and the remaining $37,235 was recorded during the year ending June 30, 2016.

On June 4, 2015, the Company entered into an agreement with a consultant to provide services over a six month period in exchange for 2,000 shares of common stock. The Company valued the 2,000 shares based on the market price on the agreement date of $17.65 and will recognize $35,300 of consulting expense through the term of the agreement. On July 2, 2015 the Company issued the 2,000 shares of this agreement. The Company has recorded $5,015 of consulting expense as of June 30, 2015 related to this agreement, and the remaining $30,285 was recorded during the year ending June 30, 2016.

On July 24, 2015, the Company entered into an agreement with a consultant to provide services over a six month period. The Company agreed to issue the consultant 32,000 shares of common stock. The Company valued the 32,000 shares based on the market price on the agreement date of $10.88 and is recognizing $348,000 of consulting expense through the term of the agreement. On October 8, 2015, the Company issued the 32,000 shares related to this agreement. The Company recorded $348,000 of consulting expense as of June 30, 2016 related to this agreement.

On August 26, 2015, the Company issued 2,240 shares of common stock to a consultant as compensation for a six month period consulting service. The Company valued the 2,240 shares based on the market price on the issuance date of $10.00 per share and has recorded $22,400 of consulting expense as of June 30, 2016 related to this agreement.

On September 8, 2015, the Company issued 2,400 shares of common stock to a member of the Company’s Scientific Advisory Board. The Company valued the 2,400 shares based on the market price on the issuance date of $9.23. The Company has recorded $22,140 of consulting expense as of June 30, 2016 related to this agreement.

On October 1, 2015, the Company entered into an agreement with a consultant to provide services over a one year period. The Company agreed to issue the consultant 6,000 shares of common stock and an additional 6,000 shares of common stock on April 1, 2016 unless the Company terminates the agreement. The Company valued the 6,000 shares based on the market price on the agreement date of $7.75 and is recognizing $46,500 of consulting expense over the one year term of the agreement. The Company has recorded $34,907 of consulting expense for the year ended June 30, 2016 related to this agreement. On October 1, 2015, the Company issued 4,400 and 1,600 shares of common stock to consultants related to this agreement. In February 2016, the Company terminated this agreement and the remaining $11,593 was recorded as consulting expense in the year ended June 30, 2017.

On October 16, 2015, the Company issued 16,000 shares of common stock to a consultant. The Company valued the 16,000 shares based on the market price on the issuance date of $10.38 and is recognizing $166,000 of consulting expense over the six month term of the agreement. The Company has recorded $166,000 of consulting expense as of June 30, 2016 related to this agreement.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

On November 1, 2015, the Company entered into an agreement with a consultant to provide services over a nine month period. The Company agreed to issue the consultant 8,480 shares of common stock. The Company has recorded $28,305 of consulting expense for the year ended June 30, 2016 related to this agreement. On August 8, 2016, the Board of Directors authorized the issuance of 8,480 shares of common stock valued at $3.75 per share to the consultant.

On November 11, 2015, the Company entered into an agreement with a consultant to provide services over a six month period. The Company agreed to issue the consultant 8,000 shares of common stock. The Company valued the 8,000 shares based on the market price on the effective date of the agreement of $3.93 and is recognizing $31,400 of consulting expense over the term of the agreement. On February 17, 2016, the Company issued the 8,000 shares of this agreement. The Company has recorded $31,400 of consulting expense as of June 30, 2016 related to this agreement.

On November 12, 2015, the Company amended an agreement with a consultant for $10,000 shares worth of common stock to be issued in lieu of a cash payment. On June 16, 2016 the Company issued 2,000 shares of common stock. The Company valued the 2,000 shares based on the market price on the date of issuance of $5.03. The Company has recorded $10,050 of consulting expense as of June 30, 2016 related to this agreement.

On December 30, 2015, the Company entered into an agreement with a consultant to provide services over a nine month period. The Company agreed to issue the consultant 4,000 shares of common stock. The Company valued the 4,000 shares based on the market price on the agreement date of $6.50 and is recognizing $26,000 of consulting expense over the term of the agreement. On January 4, 2016, the Company issued the 4,000 shares of this agreement. The Company recorded $17,271 of consulting expense for the year ended June 30, 2016 and the remaining $8,279 in the year ended June 30, 2017 related to this agreement.

On December 30, 2015, the Company entered into an agreement, effective on January 1, 2016, with a consultant to provide services over a six month period. The Company agreed to issue the consultant 9,000 shares of common stock. The Company valued the 9,000 shares based on the market price on the effective date of the agreement of $6.98 and will amortize the $62,775 over the six month term of the agreement. On January 4, 2016 and on February 18, 2016, the Company issued 1,500 shares of common stock (or 3,000 in aggregate) related to this agreement. The Company has recorded $20,925 of consulting expense for the year ended June 30, 2016 related to this agreement. In February 2016, the Company terminated this agreement.

On December 31, 2015, the Company entered into an agreement, effective on January 1, 2016, with a law firm to provide legal services. The Company agreed to issue the law firm 6,400 shares of common stock. The Company valued the 6,400 shares based on the market price on the effective date of the agreement of $6.98 and immediately expensed $44,640. On January 4, 2016, the Company issued the 6,400 shares of common stock related to this agreement.

On January 31, 2016, the Company entered into an agreement with a consultant to provide services over a five month period in exchange for 36,000 shares of common stock. On August 23, 2016, the Board of Directors authorized the issuance of 36,000 shares of common stock valued at $2.60 per share to the consultant. These services were expensed during the year ended June 30, 2016.

On June 16, 2016, the Company agreed to issue a consultant 8,000 shares of common stock for a discretionary bonus agreed to on June 2, 2015. The Company valued the 8,000 shares based on the market price of the effective date of the issuance of the shares, the date the discretionary bonus was deemed earned. The value of the shares was $5.03 and the Company recognized $40,200 of consulting expense for the year ended June 30, 2016 related to this agreement.

On October 27, 2016, the Company entered into an agreement with a third party for professional services over a six month period commencing on October 10, 2016 in exchange for a monthly fee of $22,500, of which $10,000 a month is in cash and $12,500 per month is in shares of common stock. Additionally, the Company acknowledges an existing outstanding balance due of $20,500 for September services. The Company has recorded $75,000 of consulting expense related to the shares of common stock for the year ended June 30, 2017 related to this agreement. On March 2, 2017 the Company issued 30,000 shares of common stock as consideration for the $75,000 of consulting expense (a share price of $2.50).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

On February 1, 2017, the Company received an invoice for $30,000 from a third party for six months of consulting services during the period of August 1, 2016 through January 31, 2017. The invoice is payable 50% in cash and 50% in shares of the Company’s common stock. The Company has recorded $30,000 in consulting fees related to this invoice for the year ended June 30, 2017. The Company issued 30,000 shares on July 25, 2017 at a per share price of $0.50 or $15,000 (see Note 13). The shares were valued at fair market value on January 31, 2017 at $2.63 per share and an additional loss on settlement of debt was recorded of $63,750.

On May 10, 2017, the Company entered into a seven month agreement from May 10, 2017 through January 10, 2018, excluding August 2017, with a third party for growth strategy consulting services whereby the Company would issue and deliver to the third party, 7,500 shares of common stock per month as consideration for services. Shares will be valued on the 10th day of the month they are earned and as of June 30, 2017, the Company has recorded consulting fees for 15,000 shares related to two months of services or $16,050. As of the date of filing, these shares have not yet been issued.

Settlement of Accounts Payable for Shares of Common Stock

On February 13, 2017, the Company entered into an agreement with a third party whereby the Company would issue and deliver to the third party, in payment of $50,000 of existing accounts payable, shares of the Company’s common stock. On March 2, 2017, the Company issued 16,667 shares at a per share price of $3.00 in consideration for the $50,000 in accounts payable.

Shares Issued for Conversion of Convertible Debt

Fiscal 2016:

On August 14, 2015, pursuant to a conversion notice, $20,500 of principal and interest was converted at $5.91 into 3,467 shares of common stock (See Note 6).

On August 14, 2015, pursuant to a conversion notice, $20,802 of principal and interest was converted at $5.91 into 3,518 shares of common stock (See Note 6).

On August 26, 2015, pursuant to a conversion notice, $26,068 of principal and interest was converted at $4.61 into 5,659 shares of common stock (See Note 6).

On September 1, 2015, pursuant to a conversion notice, $25,723 of principal and interest was converted at $4.61 into 5,584 shares of common stock (See Note 6).

On September 4, 2015, pursuant to a conversion notice, $15,648 of principal and interest was converted at $4.61 into 3,397 shares of common stock (See Note 6).

On September 16, 2015, pursuant to a conversion notice, $15,687 of principal and interest was converted at $4.74 into 3,307 shares of common stock (See Note 6).

On September 18, 2015, pursuant to a conversion notice, $15,694 of principal and interest was converted at $4.47 into 3,512 shares of common stock (See Note 6).

On September 22, 2015, pursuant to a conversion notice, $15,638 of principal and interest was converted at $4.29 into 3,645 shares of common stock (See Note 6).

On October 1, 2015, pursuant to a conversion notice, $26,635 of principal and interest was converted at $3.09 into 8,609 shares of common stock (See Note 6).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

On October 7, 2015, pursuant to a conversion notice, $31,374 of principal and interest was converted at $3.09 into 10,141 shares of common stock (See Note 6).

On October 13, 2015, pursuant to a conversion notice, $109,004 of principal and interest was converted at $3.09 into 35,234 shares of common stock (See Note 6).

On October 13, 2015, pursuant to a conversion notice, $104,712 of principal and interest was converted at $3.09 into 33,846 shares of common stock (See Note 6).

On October 15, 2015, pursuant to a conversion notice, $50,000 of principal and interest was converted at $2.50 into 20,000 shares of common stock (See Note 6).

On November 17, 2015, pursuant to a conversion notice, $2,099 of principal and interest was converted at $4.96 into 423 shares of common stock (See Note 6).

On November 17, 2015, pursuant to a conversion notice, $35,000 of principal and interest was converted at $2.50 into 35,000 shares of common stock (See Note 6).

On November 23, 2015, pursuant to a conversion notice, $15,707 of principal and interest was converted at $3.85 into 4,080 shares of common stock (See Note 6).

On November 24, 2015, pursuant to a conversion notice, $20,947 of principal and interest was converted at $3.85 into 5,441 shares of common stock (See Note 6).

On November 30, 2015, pursuant to a conversion notice, $49,287 of principal and interest was converted at $3.85 into 12,802 shares of common stock (See Note 6).

On December 4, 2015, pursuant to a conversion notice, $31,703 of principal and interest was converted at $3.85 into 8,235 shares of common stock (See Note 6).

On December 8, 2015, pursuant to a conversion notice, $63,213 of principal and interest was converted at $3.99 into 15,853 shares of common stock (See Note 6).

On December 11, 2015, pursuant to a conversion notice, $50,000 of principal was converted at $6.52 into 7,669 shares of common stock (See Note 6).

On December 15, 2015, pursuant to a conversion notice, $50,000 of principal was converted at $6.78 into 7,375 shares of common stock (See Note 6).

On December 16, 2015, pursuant to a conversion notice, $31,782 of principal and interest was converted at $4.13 into 7,705 shares of common stock (See Note 6).

On December 17, 2015, pursuant to a conversion notice, $40,000 of principal was converted at $6.25 into 6,400 shares of common stock (See Note 6).

On December 21, 2015, pursuant to a conversion notice, $40,000 of principal was converted at $5.90 into 6,780 shares of common stock (See Note 6).

On December 21, 2015, pursuant to a conversion notice, $51,719 of principal and interest was converted at $3.96 into 13,060 shares of common stock (See Note 6).

On December 23, 2015, pursuant to a conversion notice, $40,000 of principal was converted at $5.80 into 6,897 shares of common stock (See Note 6).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

On December 23, 2015, pursuant to a conversion notice, $31,414 of principal and interest was converted at $3.96 into 7,933 shares of common stock (See Note 6).

On December 28, 2015, pursuant to a conversion notice, $40,000 of principal was converted at $5.80 into 6,897 shares of common stock (See Note 6).

On December 29, 2015, pursuant to a conversion notice, $15,727 of principal and interest was converted at $3.93 into 3,999 shares of common stock (See Note 6).

On December 30, 2015, pursuant to a conversion notice, $40,000 of principal was converted at $5.71 into 7,005 shares of common stock (See Note 6).

On January 4, 2016, pursuant to a conversion notice, $20,995 of principal and interest was converted at $3.58 into 5,873 shares of common stock (See Note 6).

On January 4, 2016, pursuant to a conversion notice, $54,375 of interest was converted at $5.39 into 10,088 shares of common stock (See Note 6).

On January 6, 2016, pursuant to a conversion notice, $40,000 of principal was converted at $5.17 into 7,737 shares of common stock (See Note 6).

On January 6, 2016, pursuant to a conversion notice, $21,004 of principal and interest was converted at $3.53 into 5,944 shares of common stock (See Note 6).

On January 8, 2016, pursuant to a conversion notice, $40,000 of principal was converted at $5.02 into 7,968 shares of common stock (See Note 6).

On January 8, 2016, pursuant to a conversion notice, $10,506 of principal and interest was converted at $3.45 into 3,044 shares of common stock (See Note 6).

On January 11, 2016, pursuant to a conversion notice, $10,513 of principal and interest was converted at $3.44 into 3,058 shares of common stock (See Note 6).

On January 12, 2016, pursuant to a conversion notice, $10,515 of principal and interest was converted at $3.18 into 3,311 shares of common stock (See Note 6).

On January 13, 2016, pursuant to a conversion notice, $17,650 of principal was converted at $4.66 into 3,788 shares of common stock (See Note 6).

On January 13, 2016, pursuant to a conversion notice, $10,517 of principal and interest was converted at $2.96 into 3,558 shares of common stock (See Note 6).

On January 13, 2016, pursuant to a conversion notice, $20,820 of principal and interest was converted at $2.64 into 7,886 shares of common stock (See Note 6).

On January 14, 2016, pursuant to a conversion notice, $82,350 of principal was converted at $4.20 into 19,607 shares of common stock (See Note 6).

On January 19, 2016, pursuant to a conversion notice, $10,423 of principal and interest was converted at $2.49 into 4,188 shares of common stock (See Note 6).

On January 20, 2016, pursuant to a conversion notice, $5,108 of principal and interest was converted at $2.49 into 2,053 shares of common stock (See Note 6).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

On January 21, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $3.72 into 6,720 shares of common stock (See Note 6).

On January 21, 2016, pursuant to a conversion notice, $12,513 of principal and interest was converted at $2.49 into 5,028 shares of common stock (See Note 6).

On January 25, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $3.73 into 6,702 shares of common stock (See Note 6).

On January 25, 2016, pursuant to a conversion notice, $13,567 of principal and interest was converted at $2.49 into 5,451 shares of common stock (See Note 6).

On January 25, 2016, pursuant to a conversion notice, $65,159 of principal and interest was converted at $3.75 into 17,376 shares of common stock (See Note 6).

On January 27, 2016, pursuant to a conversion notice, $15,661 of principal and interest was converted at $2.49 into 6,293 shares of common stock (See Note 6).

On January 29, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $3.77 into 6,631 shares of common stock (See Note 6).

On February 1, 2016, pursuant to a conversion notice, $16,722 of principal and interest was converted at $2.49 into 6,719 shares of common stock (See Note 6).

On February 3, 2016, pursuant to a conversion notice, $20,000 of principal was converted at $3.70 into 5,405 shares of common stock (See Note 6).

On February 3, 2016, pursuant to a conversion notice, $10,456 of principal and interest was converted at $2.35 into 4,447 shares of common stock (See Note 6).

On February 4, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $3.55 into 7,042 shares of common stock (See Note 6).

On February 4, 2016, pursuant to a conversion notice, $26,145 of principal and interest was converted at $2.35 into 11,120 shares of common stock (See Note 6).

On February 8, 2016, pursuant to a conversion notice, $15,700 of principal and interest was converted at $2.35 into 6,677 shares of common stock (See Note 6).

On February 9, 2016, pursuant to a conversion notice, $198,140 of principal was converted at $2.50 into 79,256 shares of common stock (See Note 6).

On February 9, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $3.45 into 7,246 shares of common stock (See Note 6).

On February 10, 2016, pursuant to a conversion notice, $12,042 of principal and interest was converted at $2.16 into 5,578 shares of common stock (See Note 6).

On February 12, 2016, pursuant to a conversion notice, $40,000 of principal was converted at $3.17 into 12,618 shares of common stock (See Note 6).

On February 16, 2016, pursuant to a conversion notice, $10,276 of principal and interest was converted at $2.10 into 4,885 shares of common stock (See Note 6).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

On February 17, 2016, pursuant to a conversion notice, $10,278 of principal and interest was converted at $1.97 into 5,227 shares of common stock (See Note 6).

On February 22, 2016, pursuant to a conversion notice, $20,579 of principal and interest was converted at $1.97 into 10,466 shares of common stock (See Note 6).

On February 23, 2016, pursuant to a conversion notice, $30,000 of principal was converted at $2.96 into 10,135 shares of common stock (See Note 6).

On February 25, 2016, pursuant to a conversion notice, $115,975 of principal and interest was converted at $2.50 into 46,390 shares of common stock (See Note 6).

On February 25, 2016, pursuant to a conversion notice, $30,000 of principal was converted at $2.50 into 12,000 shares of common stock (See Note 6).

On February 26, 2016, pursuant to a conversion notice, $30,000 of principal was converted at $2.29 into 13,100 shares of common stock (See Note 6).

On March 2, 2016, pursuant to a conversion notice, $25,773 of principal and interest was converted at $1.42 into 18,198 shares of common stock (See Note 6).

On March 4, 2016, pursuant to a conversion notice, $50,000 of principal was converted at $2.08 into 24,038 shares of common stock (See Note 6).

On March 8, 2016, pursuant to a conversion notice, $143,000 of principal was converted at $2.17 into 65,899 shares of common stock (See Note 6).

On March 13, 2016, pursuant to a conversion notice, $8,274 of principal and interest was converted at $0.50 into 16,430 shares of common stock (See Note 6).

On March 15, 2016, pursuant to a conversion notice, $126,549 of principal and interest was converted at $1.43 into 88,496 shares of common stock (See Note 6).

On March 18, 2016, pursuant to a conversion notice, $67,237 of principal and interest was converted at $1.65 into 40,750 shares of common stock (See Note 6).

On March 29, 2016, pursuant to a conversion notice, $62,926 of principal was converted at $4.80 into 13,110 shares of common stock (See Note 6).

On April 1, 2016, pursuant to a conversion notice, $54,375 of interest was converted at $4.26 into 12,757 shares of common stock (See Note 6).

On April 4, 2016, pursuant to a conversion notice, $75,000 of principal was converted at $4.26 into 17,595 shares of common stock (See Note 6).

On April 5, 2016, pursuant to a conversion notice, $70,000 of principal was converted at $4.26 into 16,422 shares of common stock (See Note 6).

On April 7, 2016, pursuant to a conversion notice, $75,000 of principal was converted at $4.26 into 17,595 shares of common stock (See Note 6).

On April 12, 2016, pursuant to a conversion notice, $75,000 of principal was converted at $4.84 into 15,484 shares of common stock (See Note 6).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

On April 18, 2016, pursuant to a conversion notice, $75,000 of principal was converted at $4.86 into 15,422 shares of common stock (See Note 6).

On April 19, 2016, pursuant to a conversion notice, $75,000 of principal was converted at 4.86 into 15,422 shares of common stock (See Note 6).

On April 20, 2016, pursuant to a conversion notice, $29,218 of principal and interest was converted at $3.55 into 8,236 shares of common stock (See Note 6).

On April 21, 2016, pursuant to a conversion notice, $75,000 of principal was converted at $4.96 into 15,121 shares of common stock (See Note 6).

On April 21, 2016, pursuant to a conversion notice, $15,628 of principal and interest was converted at $3.55 into 4,405 shares of common stock (See Note 6).

On April 22, 2016, pursuant to a conversion notice, $150,000 of principal was converted at $4.96 into 30,242 shares of common stock (See Note 6).

On April 22, 2016, pursuant to a conversion notice, $48,610 of principal and interest was converted at $3.55 into 13,703 shares of common stock (See Note 6).

On April 26, 2016, pursuant to a conversion notice, $150,000 of principal was converted at $4.96 into 30,242 shares of common stock (See Note 6).

On April 27, 2016, pursuant to a conversion notice, $634,880 of principal was converted at $4.96 into 128,000 shares of common stock (See Note 6).

On April 27, 2016, pursuant to a conversion notice, $156,477 of principal and interest was converted at $3.66 into 42,782 shares of common stock (See Note 6).

On April 27, 2016, pursuant to a conversion notice, $26,868 of principal and interest was converted at $3.66 into 7,346 shares of common stock (See Note 6).

On May 2, 2016, pursuant to a conversion notice, $325,000 of principal was converted at $5.23 into 62,127 shares of common stock (See Note 6).

On May 31, 2016, pursuant to a conversion notice, $5,357 of principal and interest was converted at $3.07 into 1,747 shares of common stock (See Note 6).

Fiscal 2017:

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

On October 4, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $2.54 into 9,849 shares of common stock.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

On April 24, 2017, pursuant to a conversion notice, $25,000 of principal was converted at $0.78 into 32,259 shares of common stock.

On May 2, 2017, pursuant to a conversion notice, $10,000 of principal and $402 of interest was converted at $0.90 into 11,558 shares of common stock.

On May 5, 2017, pursuant to a conversion notice, $19,386 of principal was converted at $0.78 into 25,015 shares of common stock.

On May 5, 2017, pursuant to a conversion notice, $23,114 of principal was converted at $0.78 into 29,825 shares of common stock.

On May 8, 2017, pursuant to a conversion notice, $15,000 of principal and $623 of interest was converted at $0.87 into 17,958 shares of common stock.

On May 12, 2017, pursuant to a conversion notice, $10,000 of principal and $424 of interest was converted at $0.57 into 18,288 shares of common stock.

On May 16, 2017, pursuant to a conversion notice, $20,000 of principal and $867 of interest was converted at $0.57 into 36,608 shares of common stock.

On May 18, 2017, pursuant to a conversion notice, $42,500 of principal was converted at $0.74 into 57,725 shares of common stock.

On May 22, 2017, pursuant to a conversion notice, $20,000 of principal and $893 of interest was converted at $0.57 into 36,655 shares of common stock.

On May 24, 2017, pursuant to a conversion notice, $25,000 of principal and $1,128 of interest was converted at $0.57 into 45,838 shares of common stock.

On May 30, 2017, pursuant to a conversion notice, $42,500 of principal was converted at $0.77 into 55,393 shares of common stock.

On June 6, 2017, pursuant to a conversion notice, $25,000 of principal and $317 of interest was converted at $0.67 into 38,013 shares of common stock.

On June 16, 2017, pursuant to a conversion notice, $20,000 of principal and $298 of interest was converted at $0.60 into 33,830 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

On June 21, 2017, pursuant to a conversion notice, $42,500 of principal was converted at $0.76 into 55,901 shares of common stock.

On June 23, 2017, pursuant to a conversion notice, $25,000 of principal and $411 of interest was converted at $0.60 into 42,352 shares of common stock.

On June 23, 2017, pursuant to a conversion notice, $27,500 in principal and $1,604 in interest was converted at $0.64 into 45,192 shares of common stock.

On June 26, 2017, pursuant to a conversion notice, $42,500 of principal was converted at $0.76 into 55,901 shares of common stock.

On June 28, 2017, pursuant to a conversion notice, $30,000 of principal and $527 of interest was converted at $0.60 into 50,878 shares of common stock.

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

The Company expensed $1,686,444 and $1,722,288 for these stock options during the years ended June 30, 2017 and 2016, respectively

A summary of the Company’s option activity during the years ended June 30, 2017 and 2016 are presented below:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at June 30, 2015	-	-
Issued	572,000	7.50
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2016	572,000	$7.50
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2017	572,000	$7.50

Exercisable at June 30, 2017	381,333	$7.50
Outstanding and Exercisable:

Weighted average remaining contractual term	3.79
Aggregate intrinsic value	$-

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

Warrants:

In connection with above agreement dated May 7, 2015, the Company issued to the consultant, warrants for 13,517 common shares of the Company. The fair value of the warrants was determined using a Black-Scholes option pricing model with a stock price of $10.75, exercise price of $7.50, volatility of 397% based on the Company’s stock price, an expected term of 60 months based on the warrant and a risk free rate of 1.54%. The value of the warrants of $145,303 was recorded as additional paid in capital in the accompanying consolidated balance sheet, along with a prepaid expense of approximately $101,080 and stock based expense of approximately $44,223 for the year ended June 30, 2015. The remaining $101,080 was expensed for the year ended June 30, 2016.

In connection with above agreement dated May 21, 2015, the Company issued to the consultant warrants for 4,000 common shares of the Company. The fair value of the warrants was determined using a Black-Scholes option pricing model with a stock price of $11.13, exercise price of $17.50, volatility of 397% based on the Company’s stock price, an expected term of 60 months based on the warrant and a risk free rate of 1.54%. The value of the warrants of $44,500 was recorded as additional paid in capital in the accompanying consolidated balance sheet, along with a prepaid expense of approximately $37,235 and stock based expense of approximately $7,265 for the year ended June 30, 2015. The remaining $37,235 was expensed for the year ended June 30, 2016.

On October 28, 2015, pursuant to a convertible debenture, the Company issued 104,762 warrants to purchase common stock. These warrants have an exercise price of $150 per share and expire 4 years from the date of issuance (See Note 6).

In connection with above agreement dated November 11, 2015, on February 22, 2016, the Company issued to the consultant, 16,000 warrants to purchase common stock of the Company. The fair value of the warrants was determined using a Black-Scholes option pricing model with a stock price of $2.98, exercise price of $11.25, volatility of 314% based on the Company’s stock price, an expected term of 60 months based on the warrant and a risk free rate of 1.54%. The value of the warrants of $47,560 was recorded as additional paid in capital and fully expensed in the accompanying condensed consolidated balance sheet, at June 30, 2016.

On July 8, 2016, the 2015 Warrant for 104,762 shares was fully exercised at a price of $3.00 per share for a total of $314,286 in connection with the July Letter Agreement (See Note 6).

On August 3, 2016, pursuant to the August Letter Agreement, the Company issued 960,000 warrants to purchase common stock. 800,000 of these warrants have exercise prices ranging from $3.00 to $5.00 per share and expire five months from the date of issuance. 160,000 of these warrants have an exercise price of $25.00 per share and expire two years from the date of issuance. These warrants were subsequently cancelled as discussed in Note 6.

On August 18, 2016, pursuant to the August Letter Agreement, 50,000 shares were exercised at a price of $3.00 per share under the first tranche of the Five Month Warrant or $150,000 in the aggregate. These shares were subsequently cancelled and a loss of $37,500 was recorded (See Note 6).

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

On December 12, 2016, pursuant to the December Letter Agreement (See Note 6), the Company issued a two-year common stock purchase warrant to purchase 104,000 shares of common stock (the “New Warrant”). This warrant has an exercise price of $12.50 per share. This warrant is being treated as a modification of an existing warrant under ASC 718-20-35-3 and has determined that since the valuation of the New Warrant does not exceed the value of the 2016 Warrants, the Company will continue to amortize the remainder of the $910,178 value of the 2016 Warrant.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

As of June 30, 2017, there were 149,517 warrants outstanding and exercisable with expiration dates commencing December 2018 and continuing through November 2020.

The following table summarizes warrant activity for the years ended June 30, 2017 and 2016:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at June 30, 2015	29,517	12.50
Issued	120,762	132.50
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2016	150,279	$107.50
Issued	1,064,000	7.99
Exercised	(154,762)	3.00
Forfeited	(1,010,000)	7.50
Expired	-	-
Outstanding at June 30, 2017	149,517	$11.28

Exercisable at June 30, 2017	149,517	$11.28
Outstanding and Exercisable:

Weighted average remaining contractual term	1.79
Aggregate intrinsic value	$-

NOTE 9 – COMMITMENTS AND CONTINGIENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of June 30, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014 the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company has incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000. The Company recorded the penalties for all three years during the year ended June 30, 2017. The Company is current on all subsequent filings, and no additional penalties will be accrued.

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

Future minimum operating lease commitments consisted of the following at June 30, 2017:

Year Ended June 30,	Amount (USD)
2018	$30,397
2019	$30,397
2020	$30,397
2021	$25,331

Rent expense for the years ended June 30, 2017 and 2016 were $28,992 and $24,550, respectively.

Amatsigroup Agreement

The Company entered into a Manufacturing Services Agreement (the “MSA”) and Quality Assurance Agreement (the “QAA”), each with an effective date of August 12, 2016, with Amatsigroup NV (“Amatsigroup”), formerly known as Q-Biologicals, NV, a contract manufacturing organization located in Belgium. Pursuant to the MSA, Amatsigroup will produce certain drug substances and product containing certain enzymes at its facility in Belgium. The Company will use these substances and products for development purposes, including but not limited to clinical trials. The MSA contemplates payment to Amatsigroup pursuant to a pre-determined fee schedule based on the completion of certain milestones that depend on our manufacturing requirements and final batch yield. We anticipate that our payments to Amatsigroup under the MSA will range between $2.5 million and $5.0 million over five years, with the majority of the expenditures occurring during the first two years of the MSA when the finished drug product is manufactured and released for clinical trials. The Company has incurred $701,973 of costs to date under the contract. The MSA shall continue for a term of six years unless extended by mutual agreement in writing. We can terminate the MSA early for any reason upon the required notice period, however, in such event, the pre-payment paid upon signing the MSA is considered non-refundable. The QAA sets forth the parties respective obligations and responsibilities relating to the manufacturing and testing of the products under the MSA. The agreements with Amatsigroup contain certain customary representations, warranties and limitations of liabilities, and confidentiality and indemnity obligations.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

NOTE 10 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with directors and director-related entities. These transactions have included the following:

As of June 30, 2017 and June 30, 2016, the Company owed a current and former director a total of $56,802 and $54,767, respectively, for money loaned to the Company throughout the years. The loan balance owed at June 30, 2017 was not interest bearing (See Note 5).

As of June 30, 2017 and June 30, 2016, the Company owed its two current directors a total of $35,204 and $33,943, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 4).

Effective May 5, 2016, we entered into an agreement for the lease of our principal executive offices with North Horizon Pty Ltd., of which Mr. Nathanielsz and his wife are owners and directors. The lease has a five year term and provides for annual rental payments of $39,600 AUD, which includes $3,600 of goods and service tax for total payments of $198,000 AUD during the term of the lease. As of June 30, 2017, total payments of $151,800 AUD remain on the lease.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been an employee of ours since October 2015. Mrs. Nathanielsz receives an annual salary of $57,570 and is entitled to customary benefits.

According to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD, on a monthly basis for the purpose of acquiring and maintaining an automobile. For the year ended June 30, 2017, a total of $40,562 in payments have been made with regards to the board resolution. In connection with the payments to James’ related to the acquisition and maintenance of this automobile, the Company must also pay a fringe benefit tax for the value of the benefit provided. As of June 30, 2017, the Company has recorded $13,787 of additional salary expense related to this tax.

As per the unanimous written consent of the Board of Directors, on August 15, 2016, James Nathanielsz was granted a $250,000 bonus for accomplishments obtained while operating as the chief executive officer. As of June 30, 2017, a total of $130,000 in payments have been made and $120,000 is included in accrued expenses.

During the year ended June 30, 2017, the Company expensed $1,715 to a vendor that is owned by relatives of Mr. Nathanielsz. There were no expenses to this vendor in the year ended June 30, 2016.

NOTE 11 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through June 30, 2017.

Receivable Concentration

As of June 30, 2017 and June 30, 2016, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

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

Foreign Operations

As of June 30, 2017 and June 30, 2016, the Company’s operations are based in Australia.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of June 30, 2017, there has been no activity within this entity.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS and FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has 12,000 warrants and $1,385,271 of convertible debt, which are treated as derivative instruments outstanding at June 30, 2017.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at June 30, 2017 and 2016 was $0.97 and $4.68. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at June 30, 2017 and 2016, are indicated in the table that follows. The volatility for the September 30, 2013 initial valuation was based on comparative companies’ methods since the Company’s stock was very thinly traded and based historical volatility for subsequent revaluations. The expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants

	Initial Valuation
	September 30, 2013	June 30, 2016	June 30, 2017
Volatility	53%	399%	137%
Expected remaining term	5	2.25	1.25
Risk-free interest rate	0.4%	1.01%	1.24%
Expected dividend yield	None	None	None

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

Convertible Debt

	Initial Valuations	June 30, 2016	June 30, 2017
Volatility	216 - 408%	175%	66 - 175%
Expected remaining term	0.83 – 2.00	0.33	.21 - 1.63
Risk-free interest rate	0.5 – 0.7%	0.45%	1.03 - 1.24%
Expected dividend yield	None	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	June 30, 2017	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$877,403	$—	$—	$877,403
Fair value of liability for warrant derivative instruments	$3,769	$—	$—	$3,769
Total	$881,172	$—	$—	$881,172

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2016:

		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	June 30, 2016	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Embedded conversion option liabilities	$994,343	$—	$—	$994,343
Fair value of liability for warrant derivative instruments	$55,839	$—	$—	$55,839
Total	$1,050,182	$—	$—	$1,050,182

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

The following is a roll forward for the years ended June 30, 2017 and 2016 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2015	$1,049,929
Effects of foreign currency exchange rate changes	(281,068)
Initial fair value of embedded conversion option derivative liability recorded as debt discount	(2,462,355)
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of ECO	3,410,653
Change in fair value included in statements of operations	(666,977)
Balance at June 30, 2016	1,050,182
Effects of foreign currency exchange rate changes	1,143
Initial fair value of embedded conversion option derivative liability recorded as debt discount	650,000
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of embedded conversion option	214,758
Change in fair value included in statements of operations	(1,034,911)
Balance at June 30, 2017	$881,172

NOTE 13 – SUBSEQUENT EVENTS

Conversions

On July 5, 2017, pursuant to a conversion notice, $26,000 of principal and $1,121 of interest was converted at $0.54 into 49,946 shares of common stock.

On July 13, 2017, pursuant to a conversion notice, $42,500 of principal was converted at $0.63 into 67,694 shares of common stock.

On July 17, 2017, pursuant to a conversion notice, $16,000 of principal and $732 of interest was converted at $0.40 into 41,623 shares of common stock.

On July 20, 2017, pursuant to a conversion notice, $28,000 of principal and $1,300 of interest was converted at $0.29 into 101,738 shares of common stock.

On July 28, 2017, pursuant to a conversion notice, $22,500 in principal and $1,593 in interest was converted at $0.26 into 93,365 shares of common stock.

On August 2, 2017, pursuant to a conversion notice, $20,000 of principal was converted at $0.28 into 70,897 shares of common stock.

On August 2, 2017, pursuant to a conversion notice, $25,000 of principal and $1,233 of interest was converted at $0.21 into 124,921 shares of common stock.

On August 16, 2017, pursuant to a conversion notice, $25,000 of principal and $1,311 of interest was converted at $0.23 into 112,441 shares of common stock.

On August 17, 2017, pursuant to a conversion notice, $20,000 of principal was converted at $0.30 into 66,171 shares of common stock.

On August 22, 2017, pursuant to a conversion notice, $20,000 of principal and $1,500 of interest was converted at $0.25 into 84,812 shares of common stock.

On August 25, 2017, pursuant to a conversion notice, $25,000 of principal and $1,361 of interest was converted at $0.23 into 112,654 shares of common stock.

On August 29, 2017, pursuant to a conversion notice, $20,000 of principal was converted at $0.24 into 81,926 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

On September 3, 2017, pursuant to a conversion notice, $20,000 of principal and $1,661 of interest was converted at $0.20 into 106,390 shares of common stock.

On September 6, 2017, pursuant to a conversion notice, $12,500 of principal and $714 of interest was converted at $0.19 into 71,042 shares of common stock.

On September 8, 2017, pursuant to a conversion notice, $20,000 of principal was converted at $0.24 into 83,247 shares of common stock.

On September 14, 2017, pursuant to a conversion notice, $15,000 of principal and $450 of interest was converted at $0.15 into 103,000 shares of common stock.

On September 14, 2017, pursuant to a conversion notice, $20,000 of principal and $1,665 of interest was converted at $0.16 into 138,878 shares of common stock.

On September 18, 2017, pursuant to a conversion notice, $20,000 of principal was converted at $0.19 into 107,527 shares of common stock.

On September 25, 2017, pursuant to a conversion notice, $20,000 of principal and $648.89 of interest was converted at $0.14 into 149,630 shares of common stock.

Funding of Notes Receivable

On July 5, 2017, the Company received payment of the March Note Receivable in the amount of $220,500 that offset the March Eagle Back-End Note. Proceeds from the Note Receivable of $10,500 were paid directly to legal fees resulting in net cash proceeds of $210,000 received by the Company. As a result, the March Eagle Back-End Note is now convertible at a rate of 60% of the lowest trading bid price of the Common Stock for the ten prior trading days prior to the date the conversion notice is received (See Note 6).

July 24, 2017 Securities Purchase Agreement

On July 24, 2017, the Company entered into Securities Purchase Agreements, with GS Capital Partners, LLC (“GS Capital”), pursuant to which GS Capital purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $160,000. The first note (the “First Note”) was funded with cash and the second note (the “Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “Note Receivable”). The terms of the Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due March 24, 2018, unless certain conditions are not met, in which case both the Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Back-End Note are convertible into common stock, par value $0.001 (the “Common Stock”), of the Company at a conversion price equal to 62% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events.

The First Note may be prepaid with certain penalties within 180 days of issuance. The Back-End Note may not be prepaid. However, in the event the First Note is redeemed within the first six months of issuance, the Back-End Note will be deemed cancelled and of no further effect.

The Back-End Note will not be cash funded and such note, along with the Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

August 9, 2017 Securities Purchase Agreement

On August 9, 2017, the Company entered into a Securities Purchase Agreement (the “Eagle SPA”) dated as of August 8, 2017, with Eagle Equities, LLC (“Eagle Equities”), pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $200,000. The first note (the “First Note”) was funded with cash and the second note (the “Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “Note Receivable”). The terms of the Eagle Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due August 8, 2018, unless certain conditions are not met, in which case both the Eagle Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Eagle Back-End Note are convertible into common stock, par value $0.001 (the “Common Stock”), of the Company at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events.

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

September 21, 2017 Securities Purchase Agreement

On September 21, 2017, the Company entered into a Securities Purchase Agreement (the “GS Capital SPA”) with GS Capital Partners, LLC (“GS Capital”), dated as of September 12, 2017, pursuant to which GS Capital purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $160,000. The first note (the “First Note”) was funded with cash and the second note (the “GS Capital Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “Note Receivable”). The terms of the GS Capital Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due September 12, 2018, unless certain conditions are not met, in which case both the Eagle Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Eagle Back-End Note are convertible into common stock, par value $0.001 (the “Common Stock”), of the Company at a conversion price equal to 62% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events.

The First Note may be prepaid with certain penalties within 180 days of issuance. The Back-End Note may not be prepaid. However, in the event the First Note is redeemed within the first six months of issuance, the Back-End Note will be deemed cancelled and of no further effect.

The Back-End Note will not be cash funded and such note, along with the Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

f/k/a PROPANC HEALTH GROUP CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017 and 2016

Payment of Accrued Bonus Award

On August 9, 2017, the Company made a $50,000 payment to James Nathanielsz related to the cash bonus that was approved on August 15, 2016 (see Note 10).

Issuance of Shares

On July 25, 2017, the Company issued 30,000 shares related to an invoice from a third party dated February 1, 2017 (see Note 8).

On July 25, 2017, the Company issued 100,000 shares related to an amendment to the May 5, 2015 agreement with a third party (see Note 8).

Consulting Agreement

On August 10, 2017, the Company entered into an agreement, retroactive to May 16, 2017, with Regal Consulting LLC (the “Consultant”), pursuant to which the Consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 junior subordinated convertible note. The note shall accrue interest at a rate of 10% per annum and is convertible into common stock at the lesser of $1.50 or 65% of the three lowest trades in the ten trading days prior to the conversion. The note is fully earned upon signing the agreement and matures on August 10, 2019. The Company had accrued $155,000 related to this expense at June 30, 2017. Upon an event of default, principal and accrued interest become immediately due and payable under the Consulting Note. Additionally, upon an event of default the note would accrue interest at a default interest rate of 18% per annum or the highest rate of interest permitted by law. The agreement has a three-month term and will expire on August 16, 2017 (See Note 8). An aggregate total of $578,212 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value.

Amendment to Employment Agreement

On September 25, 2017, the Company and its Chief Executive Officer, Mr. James Nathanielsz, entered into an amendment to the employment agreement between the parties dated as of February 25, 2015 (the “Employment Agreement”). The amendment provides that the annual leave section of the Employment Agreement be changed to permit any unused annual leave to roll over from year-to-year and that Mr. Nathanielsz would be entitled to receive any accrued but unpaid annual leave in the event of the termination of his employment, pursuant to the terms of the Employment Agreement. The Employment Agreement also acknowledges that Mr. Nathanielsz has accrued $121,884 of unused annual leave since he joined the Company in 2007. The amendment also clarifies certain activities that Mr. Nathanielsz is prohibited from engaging in while employed at the Company in order to prevent competitive harm.

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

At the end of the period covered by this Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, James Nathanielsz, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures.  As of June 30, 2017, we had identified the following material weaknesses which still exist through the date of this report:

As of June 30, 2017 and as of the date of this report, we did not maintain effective controls over the disclosure control environment. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. The Company also currently lacks in-house accounting personnel with technical knowledge in certain debt and equity transactions, which forces us to retain an unaffiliated company to perform these services for us. The Company is currently seeking to hire a new employee who possesses this technical knowledge on at least a part-time basis, although there is no guarantee that we will be able to do so during the current fiscal year or that this new hire will be able to sufficiently improve our disclosure control environment. Additionally, because of the Company’s lack of administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them.  Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, James Nathanielsz, of the effectiveness of our internal controls over financial reporting as of June 30, 2017. Based on this assessment, management believes that, as of June 30, 2017, we did not maintain effective internal control over financial reporting based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the lack of administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting. As noted above, management has undertaken efforts to mitigate this by seeking to hire a new employee on at least a part-time basis who will be solely tasked with financial reporting duties.  There is no guarantee, however, that we will be able to implement this new hire during the course of the current fiscal year or that this by itself will markedly improve our internal control over financial reporting

No Attestation Report by Independent Registered Accountant

The effectiveness of our internal control over financial reporting as of June 30, 2017 has not been audited by our independent registered public accounting firm by virtue of our exemption from such requirement as a smaller reporting company.

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

Item 9B. Other Information.

GS Capital Financing

On September 21, 2017, the Company entered into a securities purchase agreement, dated as of September 12, 2017 (the “SPA”), with GS Capital Partners, LLC (“GS Capital”), pursuant to which GS Capital purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $160,000. The first note (the “First Note”) was funded with cash and the second note (the “Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “Note Receivable”). The terms of the Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due March 24, 2018, unless certain conditions are not met, in which case both the Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Back-End Note are convertible into common stock of the Company at a conversion price equal to 62% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events.

The First Note may be prepaid at any time, without penalty. The Back-End Note may not be prepaid. However, in the event the First Note is redeemed within the first six months of issuance, the Back-End Note will be deemed cancelled and of no further effect. The Back-End Note will not be cash funded and such note, along with the Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

Amendment to Employment Agreement

On September 25, 2017, the Company and its Chief Executive Officer, Mr. James Nathanielsz, entered into an amendment to the employment agreement between the parties dated as of February 25, 2015 (the “Employment Agreement”). The amendment provides that the annual leave section of the Employment Agreement be changed to permit any unused annual leave to roll over from year-to-year and that Mr. Nathanielsz would be entitled to receive any accrued but unpaid annual leave in the event of the termination of his employment, pursuant to the terms of the Employment Agreement. The Employment Agreement also acknowledges that Mr. Nathanielsz has accrued $121,884 of unused annual leave since he joined the Company in 2007. The amendment also clarifies certain activities that Mr. Nathanielsz is prohibited from engaging in while employed at the Company in order to prevent competitive harm.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

Mr. Nathanielsz and Dr. Kenyon are our sole directors. The number of directors is determined by our board of directors. All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified.

Name	Age	Position
James Nathanielsz	43	Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer and Director
Dr. Julian Kenyon	70	Director

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

Board Committees

Our Board of Directors has no separately designated committees and our two-member Board of Directors carries out the functions of both an audit committee and a compensation committee. We do not have an audit committee financial expert serving on our Board of Directors. Due to our limited financial resources, we are not in a position to retain an independent director with the qualifications to serve as an audit committee financial expert at this time.

Scientific Advisory Board

We have a Scientific Advisory Board that provides advice relating to the following:

●	The identification, assessment, evaluation, selection, conduct and management of research projects, both those which are under review and are in progress;
●	Intellectual property; and
●	Commercialization.

The Scientific Advisory Board may also address issues related to improving project selection, formal review processes and management procedures within Propanc. The Scientific Advisory Board will generally be composed of an advisory panel of clinicians with expertise in translational research.

As of September 28, 2017, the members of the Scientific Advisory Board were:

●	Professor John Smyth;
●	Professor Klaus Kutz (also serving as Chief Medical Officer of the Company);
●	Dr. Ralf Brandt;
●	Dr. Joseph Chalil;
●	Dr. Macarena Perán;
●	Dr. Juan Antonio Marchal Corrales; and
●	Dr. Maria Garcia.

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

Professor John Smyth

John Smyth has, for over 25 years, served as Chair of Medical Oncology in the University of Edinburgh Medical School, where his major research interest is the development and evaluation of new anti-cancer drugs.  He has published over 300 papers and is Editor-in-Chief of the European Journal of Cancer.  He served for several years on the UK Committee on Safety of Medicines, currently Chair's the Expert Advisory Group for Oncology & Haematology for the Commission on Human Medicines and serves on the Expert Oncology Advisory Group to the European Drug Licensing Board.   He is a fellow of the Royal College of Physicians of Edinburgh and London, and fellow of the Royal Society of Edinburgh.  He is a past-president of the European Society of Medical Oncology and from 2005 to 2007 was President of the Federation of European Cancer Societies.

Professor Klaus Kutz

Professor Kutz has over 15 years of experience as an independent consultant in Clinical Pharmacology and Safety for pharmaceutical companies and clinical research organizations.  His specialty over the last six years is Oncology, including preparation of multiple NDAs and INDs for small and medium sized pharmaceutical companies.  He has prepared, organized and reported clinical Phase I studies in oncology and Phase II studies in different cancer indications (prostate, gastric, ovarian, small cell lung cancer) and Non-Hodgkin Lymphomas.  Professor Kutz has more than 13 years of experience as Head of Clinical Pharmacology with world-wide responsibilities for Phase I and Clinical Pharmacokinetics in two internationally operating pharmaceutical companies, setting up and restructuring international Clinical Pharmacology departments. His achievements include the successful world-wide registration of multiple important Sandoz’ compounds by preparation of multiple NDAs (New Drug Applications) and Expert reports (including Written Summary), as well as the preparation of multiple INDs (Investigational New Drug Applications) for Sandoz Pharma Ltd and Sanofi Research.  He is a specialist for Internal Medicine, Gastroenterology, and Clinical Pharmacology and he is also Professor of Medicine at the University of Bonn, Germany.

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

Dr. Maria Garcia

Dr. Maria Garcia, graduated in Biology from University of Granada (Spain) in 1997, became a Molecular Biologist working in the National Centre of Biotechnology characterizing the mechanism of action of “Protein kinase induced by interferon: PKR”. These studies gave rise to a PhD title awarded with an Extraordinary Thesis Award by the Autonomous University of Madrid in 2004. In 2002, Dr. García completed a 3-months stay at the University of Wyoming with Dr. Roth. During the postdoctoral period, she got major public and private funding to characterize new activity of the main tumor suppressor genes that are mutated in more than 50% of human cancers such as p53, ARF and Rb. Dr. García currently has a competitive research contract from the National Health System to lead translational cancer research, aiming at the integration of basic, clinical and epidemiological cancer research in the University Hospital Complex of Granada. She leads a line of research involving new antitumor drugs, biological therapies, biomarkers and cancer stem cell studies. Finally, Dr García has more than 30 peer-reviewed publications in international journals with an average impact factor of 5 and a H-Index of 14.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation paid or accrued by us to our principal executive officer for the fiscal years ended June 30, 2017 and 2016.

The compensation reported in the summary compensation table below is not necessarily indicative of how we will compensate our officer in the future. We expect that we will continue to review, evaluate and modify our compensation framework and the compensation of our officer could change as the business develops.

Summary Compensation Table for Fiscal 2017 and 2016

Year		Salary ($)		Bonus ($)		Option Awards ($)	All Other Compensation ($)		Total ($)

James Nathanielsz (1)	2017	$243,735	(2)	$-		$-	$63,716	(5)	$307,451
Chief Executive Officer, Chief Financial Officer and Chief Operating Officer	2016	$235,270	(2)	$250,000	(3)	$1,962,440(4)	$22,351	(5)	$2,470,061

(1)	For purposes of the information included in the table, the conversion rates as of June 30, 2017 and 2016, $0.7544 and $0.7282, respectively, were used to convert amounts from AUD to USD.

(2)	Under the Nathanielsz Employment Agreement (defined below), Mr. Nathanielsz receives a gross annual salary of $300,000 AUD per year. Mr. Nathanielsz has also accrued unused annual leave in the amounts of $17,415 and $16,810 for fiscal years 2017 and 2016, respectively, which are included in the total above.

(3)	On August 15, 2016, the Board granted Mr. Nathanielsz a $250,000 USD cash bonus based upon performance during the 2016 fiscal year, of which $130,000 was paid in the year ending June 30, 2017. An additional $50,000 of this bonus was paid in the current fiscal year.

(4)	On April 14, 2016, the Board granted Mr. Nathanielsz 286,000 stock options with an exercise price of $7.50 per share (market value of the Company’s Common Stock on the Grant Date). 95,333 of such stock options vested on April 14, 2016 and expire on April 14, 2021, 95,333 of such stock options vested on April 14, 2017 (the first anniversary of the Grant Date) and 95,334 of such stock options will vest on April 14, 2018 (the second anniversary of the Grant Date). These stock options expire on April 14, 2021. The fair value of the 286,000 options at the Grant Date is $1,962,440.

(5)	Under the Nathanielsz Employment Agreement, Mr. Nathanielsz receives a 9.5% contribution to a pension of which he is the beneficiary. In addition, pursuant to the Nathanielsz Employment Agreement, the Company may make a monthly payment to cover the costs relating to Mr. Nathanielsz use of a vehicle. $40,562 was paid for use of a vehicle in fiscal 2017, no such payments were made in fiscal 2016.

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

The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into Common Stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion .The Company has also agreed to pay Mr. Nathanielsz an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Board and based upon the performance of the Company.

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

On April 14, 2016 (the “Grant Date”), the Board of Directors of the Company granted 286,000 stock options with an exercise price of $7.50 per share (market value of the Company’s Common Stock on the Grant Date), to Mr. Nathanielsz. 95,333 of such stock options vested on April 14, 2016, 95,333 of such stock options vest on April 14, 2017 (the first anniversary of the Grant Date) and 95,334 of such stock options shall vest on April 14, 2018 (the second anniversary of the Grant Date). These stock options expire on April 14, 2021. The fair value of the 286,000 options at the Grant Date is $1,962,440.

On August 15, 2016, the Board granted Mr. Nathanielsz a cash bonus in the amount of $250,000 USD (representing 83.33% of his annual base salary), of which $130,000 was paid in the year ending June 30, 2017. An additional $50,000 of this bonus was paid in the current fiscal year, pursuant to the terms of the Nathanielsz Employment Agreement, based upon the performance of the Company.

On September 25, 2017, the Company and Mr. Nathanielsz entered into an amendment to the Nathanielsz Employment Agreement. The amendment provides that the annual leave section of the Nathanielsz Employment Agreement be changed to permit any unused annual leave to roll over from year-to-year and that Mr. Nathanielsz would be entitled to receive any accrued but unpaid annual leave in the event of the termination of his employment. The Employment Agreement also acknowledges that Mr. Nathanielsz has accrued $121,884 of unused annual leave since he joined the Company in 2007. These amended provisions are intended to make the Nathanielsz Employment Agreement consistent with Australian law governing employee leave. In addition, the amendment clarifies certain activities that Mr. Nathanielsz is prohibited from engaging in while employed at the Company in order to prevent competitive harm.

Outstanding Equity Awards

Option awards				Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James Nathanielsz (1)	190,667	95,333	$7.50	April 14, 2021	—	—

(1)	On April 14, 2016, the Board granted Mr. Nathanielsz 286,000 stock options at an exercise price of $7.50 per share (market value of the Common Stock on the Grant Date). 95,333 of such stock options vested on April 14, 2016 and expire on April 14, 2021, 95,333 of such stock options vested on April 14, 2017 (the first anniversary of the Grant Date) and expire on April 14, 2021 and 95,334 of such stock options vest on April 14, 2018 (the second anniversary of the Grant Date) and expire on April 14, 2021. The fair value of the 286,000 options at the Grant Date is $1,962,440.

Director Compensation

Name		Fees earned or paid in cash ($)		Option Awards ($)		All Other Compensation ($)	Total ($)

Julian Kenyon (1)	2017	$53,185		-		-	$53,185
Julian Kenyon (1)	2016	$87,384	(2)	$1,962,440	(3)	-	$2,049,824

(1)	For purposes of the information included in the table, the conversion rates as of June 30, 2017 and 2016, $0.7544 and $0.7282, respectively, were used to convert amounts from AUD to USD.

(2)	Under the Director Agreement (defined below), Dr. Kenyon received a gross annual salary of $120,000 AUD per year. See “Compensation of Directors — Director Agreement with Julian Kenyon” below for additional details.

(3)	On April 14, 2016, the Board granted Dr. Kenyon 286,000 stock options at an exercise price of $7.50 per share (market value of the Common Stock on the Grant Date). 95,333 of such stock options vested on April 14, 2016 and expire on April 14, 2021, 95,333 of such stock options vested on April 14, 2017 (the first anniversary of the Grant Date) and expire on April 14, 2021 and 95,334 of such stock options vest on April 14, 2018 (the second anniversary of the Grant Date) and expire on April 14, 2021. The fair value of the 286,000 options at the Grant Date is $1,962,440.

Director Agreement with Julian Kenyon

The Director Agreement sets forth the terms and conditions of Dr. Kenyon’s service as a director on the Board (the “Director Agreement”). Dr. Kenyon’s appointment term is three years, ending on February 25, 2018; however, this term will automatically renew for successive one-year periods unless either party provides 30 days’ prior written notice of its intent not to renew.

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

On April 14, 2016, the board of directors of the Company granted 286,000 stock options with an exercise price of $7.50 per share (market value of the Company’s Common Stock on the Grant Date), to Dr. Kenyon. 95,333 of such stock options vested on April 14, 2016 and expire on April 14, 2021, 95,333 of such stock options shall vest on April 14, 2017 (the first anniversary of the Grant Date) and expire on April 14, 2021 and 95,334 of such stock options shall vest on April 14, 2018 (the second anniversary of the Grant Date) and expire on April 14, 2021. The fair value of the 286,000 options at the Grant Date is $1,962,440.

Other Director Compensation

Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board members.

Scientific Advisory Board Members Compensation

The Company has entered into Scientific Advisory Board Member Agreements with certain members of its Scientific Advisory Board (the “SAB Agreements”). The SAB Agreements contain substantially similar terms and primarily relate to the protection of the Company’s intellectual property. The SAB Agreements also include provisions for the members’ compensation for the services performed as a member of the Scientific Advisory Board. Messrs. Kutz, Brandt and Smyth each are paid a monetary fee for each year of service provided.

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

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation Plans Not Approved by Security Holders	572,000	(1)	$7.50	-	(2)

Total	572,000	(1)	$7.50	-	(2)

(1)	On April 14, 2016, the Board of Directors of the Company granted options to purchase shares of the Corporation’s common stock to each of James Nathanielsz and Dr. Julian Kenyon. The Corporation granted 286,000 stock options at an exercise price of $7.50 per share (market value of the Company’s stock on the Grant Date), to each of Mr. Nathanielsz and Mr. Kenyon. 95,333 of such stock options vested on April 14, 2016 and expire on April 14, 2021, 95,333 of such stock options vested on April 14, 2017 (first anniversary of the Grant Date) and expire on April 14, 2021 and 95,334 of such stock options shall vest on April 14, 2018 (second anniversary of the Grant Date) and expire on April 14, 2021. The fair value of each of the 286,000 options at the Grant Date is $1,962,440 (aggregate total of $3,924,880).

(2)	Our CEO, James Nathanielsz and our Director, Dr. Julian Kenyon have the option under their individual employment and director agreements, respectively, to convert any accrued but unpaid salary or fees, as the case may be, into common stock of the Company at a conversion rate between par value and the closing bid price on the date of conversion to be determined by the parties.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of our voting stock beneficially owned, as of September 28, 2017 by (i) those persons known by Propanc to be owners of more than five percent of the Common Stock, (ii) each director, (iii) our named executive officer, and (iv) all executive officers and directors as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)	Percent of Class (1)

Common Stock	North Horizon Investments Pty Ltd (2)	361,512	5.4%

Common Stock	Dr. Julian Kenyon (3)	304,536	4.6%

Common Stock	All directors and executive officers as a group	666,049	9.7%

Preferred Stock (4)	North Horizon Investments Pty Ltd	500,001	100.0%

Preferred Stock (4)	All directors and executive officers as a group	500,001	100.0%

Principal Shareholder:

Common Stock	Delafield Investments Limited (5) c/o Magna Group LLC 40 Wall Street, 58th Floor New York, New York 10005	5,239,282	-	(6)

Common Stock	Eagle Equities, LLC (7) 525 Norton Parkway New Haven, CT 06511	10,449,847	-	(8)

Common Stock	Regal Consulting, LLC (9) 3131 Crownline Ct. North Las Vegas, NV 89031	2,673,884	-	(10)

(1)	Applicable percentages are based on 6,490,915 shares outstanding as of September 28, 2017, adjusted as required by rules of the SEC. Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options, warrants and convertible notes currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Unless otherwise indicated in the footnotes to this table, we believe that each of the stockholders named in the table has sole voting and investment power with respect to the shares of Common Stock indicated as beneficially owned by them.

(2)	Includes 171,846 shares of Common Stock held and 190,667 shares of Common Stock issuable under stock options currently exercisable or exercisable within 60 days of September 28, 2017. James Nathanielsz, a director and principal executive officer of the Company has voting and investment power over these shares.

(3)	Represents 113,870 shares of Common Stock held by Dr. Julian Kenyon, a director of the Company and 190,667 shares of Common Stock issuable under stock options currently exercisable or exercisable within 60 days of September 28, 2017.

(4)

Includes 500,000 shares of Series A Preferred Stock and one share of Series B Preferred Stock. James Nathanielsz, a director and principal executive officer of the Company has voting and investment power over these shares.

(5)

Represents 168,303 shares held by Delafield as of September 28, 2017 and also includes shares issuable upon conversion of the Debenture and the Additional Issuance Debenture, based on a conversion price of $0.18 per share, as of September 28, 2017, shares issuable under the December Letter agreement, based on a conversion price of $0.15 per share, as of September 28, 2017, and the shares underlying the New Warrants currently exercisable or exercisable within 60 days of September 28, 2017. Magna Gibraltar, a Delaware limited liability company, is a partial owner of Delafield and, through representation on the board of directors of Delafield, controls Delafield. Pursuant to a shareholders agreement relating to the ownership of Delafield, the board of directors of Delafield, acting by majority vote, has sole power to vote or to direct the vote and sole power to dispose or to direct the disposition of all securities owned directly by Delafield, including, without limitation, the Common Stock issuable upon conversion of the Debenture and the Additional Issuance Debenture and the exercise of the New Warrants. The board of directors of Delafield consists of three individuals, two of which are appointed by Magna Gibraltar. The two directors appointed by Magna Gibraltar are Joshua Sason and Michael Abitebol.

(6)	With the inclusion of the shares issuable upon conversion of the Debenture and the Additional Issuance Debenture and the shares underlying the New Warrants, Delafield could be deemed, for purposes of this table, to beneficially own 45% of the Common Stock, however, the Debenture and the Additional Issuance Debenture and the New Warrants each contain provisions limiting Delafield’s beneficial ownership to 4.99% of our Common Stock and such ownership limitation prevents Delafield from acquiring beneficial ownership of more than five percent of the Common Stock.

(7)	Represents 134,630 shares held by Eagle as of September 28, 2017 and also includes shares issuable upon conversion of the convertible notes payable, based on a conversion price of $0.14 as of September 28, 2017.

(8)

With the inclusion of the shares issuable upon conversion of the convertible notes payable, Eagle could be deemed, for purposes of this table, to beneficially own 62% of the Common Stock, however, the convertible notes each contain provisions limiting Eagle’s beneficial ownership to 4.99% of our Common Stock and such ownership limitation prevents Eagle from acquiring beneficial ownership of more than five percent of the Common Stock.

(9)	Represents 156,401 shares held by Regal as of September 28, 2017 and also includes shares issuable upon conversion of the convertible notes payable, based on a conversion price of $0.15 as of September 28, 2017.

(10)	With the inclusion of the shares issuable upon conversion of the convertible notes payable, Regal could be deemed, for purposes of this table, to beneficially own 30% of the Common Stock, however, the convertible notes each contain provisions limiting Regal’s beneficial ownership to 4.99% of our Common Stock and such ownership limitation prevents Regal from acquiring beneficial ownership of more than five percent of the Common Stock.

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

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been an employee of the Company since October 2015. Mrs. Nathanielsz receives an annual salary of $57,570 and is entitled to benefits customarily expected to be provided to employees of the Company. From July 2015 until October 2015, Mrs. Nathanielsz was an independent contractor serving the Company and was paid approximately $13,632 for her services.

Our directors do not meet the definition of independence generally, nor with respect to committee independence standards under the NASDAQ Listing Rules.

Item 14.   Principal Accounting Fees and Services.

The Company's Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services.  In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence.  All of the services provided and fees charged by Salberg & Company, P.A. in 2017 and 2016 were approved by the Board of Directors.  The following table shows the fees for the years ended June 30, 2017 and 2016:

	2017	2016
Audit Fees (1)	$53,100	$44,900
Audit Related Fees (2)	$3,900	$4,800
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$57,000	$49,700

(1)      Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.

(2)      Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3)      Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2017 and 2016.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2017 and 2016.

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

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during the fiscal years ended June 30, 2017 and 2016 were reviewed and approved by our Board before the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011.

3.2	Bylaws, incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011.

3.3	Certificate of Amendment to the Certificate of Incorporation, dated November 11, 2014, incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed on December 16, 2014.

3.4	Certificate of Amendment to the Certificate of Incorporation, dated July 9, 2015, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on July 15, 2015.

3.5	Certificate of Amendment to the Certificate of Incorporation, dated April 20, 2017, incorporated by reference to Exhibit 3.1.1 to the Current Report on Form 8-K filed on April 26, 2017.

3.6	Certificate of Amendment to the Certificate of Incorporation, dated April 20, 2017, incorporated by reference to Exhibit 3.1.2 to the Current Report on Form 8-K filed on April 26, 2017.

4.1	Certificate of Designation of Series A Preferred Stock, dated December 2, 2014, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 16, 2014.

4.2	Certificate of Designation of Series B Preferred Stock, dated June 16, 2015, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 15, 2015.

4.3	Debenture issued to Delafield Investments Limited (“Delafield”), dated October 28, 2015, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 3, 2015.

4.4	Five Month Common Stock Purchase Warrant issued to Delafield, dated August 3, 2016, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 4, 2016.

4.5	Common Stock Purchase Warrant issued to Delafield, dated August 3, 2016, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 4, 2016.

4.6	Debenture issued to Delafield, dated September 15, 2016, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on September 16, 2016.

4.7	8% Convertible Redeemable Junior Subordinated Note due October 31, 2017 issued to Eagle Equities, LLC, incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed on November 10, 2016.

4.8	8% Convertible Redeemable Junior Subordinated Back End Note due October 31, 2107 issued to Eagle Equities, LLC, incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q filed on November 10, 2016.

4.9	10% per Annum, $250,000 Junior Subordinated Convertible Note (Note #1) issued to Regal Consulting, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on November 23, 2016.

4.10	10% per Annum, $250,000 Junior Subordinated Convertible Note (Note #2) issued to Regal Consulting, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on November 23, 2016.

4.11	8% Convertible Redeemable Promissory Note due December 2, 2018 issued to Delafield Limited Investments, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 7, 2016.

4.12	Common Stock Purchase Warrant to Delafield Limited Investments, dated December 2, 2016, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 7, 2016.

4.13	8% Convertible Redeemable Junior Subordinated Promissory Note due December 21, 2017 issued to Eagle Equities, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on December 30, 2016.

4.14	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due December 21, 2017 issued to Eagle Equities, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on December 30, 2016.

4.15	8% Convertible Redeemable Junior Subordinated Promissory Note due January 27, 2018 issued to Eagle Equities, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on February 3, 2017.

4.16	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due January 27, 2018 issued to Eagle Equities, LLC, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on February 3, 2017.

4.17	8% Convertible Redeemable Junior Subordinated Note due March 1, 2018 issued to Eagle Equities, LLC, incorporated by reference to Exhibit 4.3 to the Quarterly Report on Form 10-Q filed on May 8, 2017.

4.18	8% Convertible Redeemable Junior Subordinated Note (Back End Note) due March 1, 2018 issued to Eagle Equities, LLC, incorporated by reference to Exhibit 4.4 to the Quarterly Report on Form 10-Q filed on May 8, 2017.

4.19	8% Convertible Redeemable Junior Subordinated Promissory Note due May 17, 2018, issued to GS Capital Partners, LLC, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on June 1, 2017.

4.20	8% Convertible Redeemable Junior Subordinated Promissory Note due September 12, 2018 issued to GS Capital, LLC*

4.21	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due September 12, 2018 issued to GS Capital, LLC*

10.1	Debt Settlement Agreement between the Company and James Nathanielsz, dated February 4, 2015, incorporated by reference to Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on February 17, 2015.

10.2	Debt Settlement Agreement between the Company and Julian Kenyon, dated February 4, 2015, incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q filed on February 17, 2015.

10.3	Securities Purchase Agreement between the Company and Delafield, dated October 28, 2015, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 3, 2015.

10.4	Registration Rights Agreement between the Company and Delafield, dated October 28, 2015, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on November 3, 2015.

10.5	Security Agreement between the Company, all of the Subsidiaries of the Company and Delafield, dated October 28, 2015, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K filed on November 3, 2015.

10.6	Addendum, dated March 11, 2016, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K filed on March 11, 2016.

10.7†	Employment Agreement entered into as of February 25, 2015 by and between James Nathanielsz and the Company, incorporated by reference to Exhibit 10.10 to the Registration Statement on Form S-1 filed on March 25, 2016.

10.8†	Director Agreement entered into as of February 25, 2015 by and between Julian Kenyon and the Company, incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 filed on March 25, 2016.

10.9†	Form of Scientific Advisory Board Member Agreement, incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on March 25, 2016.

10.10†	Amendment No. 1 to Employment Agreement entered into as of April 14, 2016 by and between James Nathanielsz and the Company, incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q filed on May 16, 2016.

10.11†	Amendment No. 2 to Employment Agreement entered into as of September 25, 2017 by and between James Nathanielsz and the Company.*

10.12	Letter Agreement by and between the Company and Delafield, dated July 1, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 5, 2016.

10.13	Letter Agreement by and between the Company and Delafield, dated August 3, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2016.

10.14	Manufacturing Services Agreement by and between Q-Biologicals NV (now Amatsigroup NV) and the Company, dated August 12, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 23, 2016.

10.15	Quality Assurance Agreement by and between Q-Biologicals NV (now Amatsigroup NV) and the Company dated August 12, 2016, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 23, 2016.

10.16	Additional Issuance Agreement between the Company and Delafield, dated September 15, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on September 16, 2016.

10.17	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of October 31, 2016, incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K filed on November 10, 2016.

10.18	Consulting Agreement between the Company and Regal Consulting, LLC, dated November 18, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 23, 2016.

10.19	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of December 21, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 30, 2016.

10.20	Letter Agreement dated as of December 2, 2016 between the Company and Delafield, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 7, 2016.

10.21	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated December 21, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 30, 2016.

10.22	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated January 30, 2016, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on February 3, 2017.

10.23	Letter Agreement dated as of March 10, 2017 between the Company and Delafield, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 21, 2017.

10.24	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated March 1, 2017, incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 8, 2017.

10.25	Securities Purchase Agreement by and between the Company and GS Capital Partners, LLC, dated as of May 17, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 1, 2017.

10.26	Securities Purchase Agreement by and between the Company and GS Capital Partners, LLC, dated as of September 12, 2017*

31.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1+	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS	XBRL Instance Document.

101. SCH	XBRL Taxonomy Extension Schema Document

101. CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101. LAB	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
+	Deemed furnished and not filed.
†	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: September 28, 2017	By:	/s/ James Nathanielsz
James Nathanielsz
Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ James Nathanielsz	Chief Executive Officer,	September 28, 2017
James Nathanielsz	Chief Financial Officer, Chief Accounting Officer and Director (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

/s/ Julian Kenyon
Julian Kenyon	Director	September 28, 2017

