Form 10-Q
period 2017-09-30
Propanc Biopharma, Inc.
filed 2017-11-09
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 10,392,362 shares of common stock, $0.001 par value per share, were outstanding as of November 9, 2017.

PROPANC BIOPHARMA INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

September 30, 2017

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim consolidated financial statements of Propanc Biopharma, Inc., formerly known as Propanc Health Group Corporation are included in this quarterly report on Form 10-Q:

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	September 30, 2017	June 30, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$142,565	$69,043
GST tax receivable	7,142	8,111
Prepaid expenses and other current assets	-	4,822

TOTAL CURRENT ASSETS	149,707	81,976

Security deposit - related party	2,352	2,303
Property and equipment, net	10,453	10,790

TOTAL ASSETS	$162,512	$95,069

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$606,985	$483,513
Accrued expenses and other payables	252,954	477,347
Convertible notes and related accrued interest, net of discounts and premiums	4,653,437	3,479,845
Loans payable	2,352	2,303
Embedded conversion option liabilities	1,160,865	877,403
Warrant derivative liability	142	3,769
Due to directors - related parties	35,957	35,204
Loans from directors and officer - related parties	58,016	56,802
Employee benefit liability	129,326	120,634

TOTAL CURRENT LIABILITIES	6,900,034	5,536,820

Commitments and Contingencies (See Note 7)	-	-

STOCKHOLDERS' DEFICIT:
Series A preferred stock, $0.01 par value; 1,500,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	5,000	5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 and 1 share issued and outstanding as of September 30, 2017 and June 30, 2017, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 6,674,746 and 4,578,284 shares issued; 6,650,268 and 4,553,806 outstanding as of September 30, 2017 and June 30, 2017, respectively	6,674	4,578
Additional paid-in capital	33,795,889	32,980,420
Accumulated other comprehensive loss	(331,342)	(141,749)
Accumulated deficit	(40,167,266)	(38,243,523)
Treasury stock	(46,477)	(46,477)

TOTAL STOCKHOLDERS' DEFICIT	(6,737,522)	(5,441,751)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$162,512	$95,069

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(unaudited)

	Three Months Ended September 30,
	2017	2016

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	631,406	1,004,503
Occupancy expenses	8,830	8,597
Research and development	563,739	161,197
TOTAL OPERATING EXPENSES	1,203,975	1,174,297

LOSS FROM OPERATIONS	(1,203,975)	(1,174,297)

OTHER INCOME (EXPENSE)
Interest expense	(892,432)	(471,387)
Interest income	28	8
Change in fair value of derivative liabilities	30,274	369,373
Gain on debt settlements, net	8,570	345
Foreign currency transaction gain	133,792	173,989
TOTAL OTHER INCOME (EXPENSE)	(719,768)	72,328

LOSS BEFORE INCOME TAXES	(1,923,743)	(1,101,969)

INCOME TAX BENEFIT	-	-

NET LOSS	$(1,923,743)	$(1,101,969)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.36)	$(0.36)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	5,285,552	3,069,246

NET LOSS	$(1,923,743)	$(1,101,969)

OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(189,593)	(224,819)

TOTAL OTHER COMPREHENSIVE LOSS	(189,593)	(224,819)

TOTAL COMPREHENSIVE LOSS	$(2,113,336)	$(1,326,788)

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,923,743)	$(1,101,969)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	39,844	84,076
Issuance of convertible promissory notes for services	310,000	-
Warrant modification expense	-	21,007
Gain on settlement of accounts payable	8,570	-
Foreign currency transaction gain	(133,792)	(173,989)
Depreciation expense	571	549
Amortization of debt discount	214,472	444,835
Change in fair value of derivative liabilities	(30,274)	(369,373)
Stock option expense	164,881	494,642
Accretion of put premium	609,796	-
Changes in Assets and Liabilities:
GST receivable	1,151	20,244
Prepaid expenses and other assets	4,962	29
Accounts payable	105,424	(56,687)
Employee benefit liability	6,161	5,916
Payment for security deposit	-	1,669
Accrued expenses	(231,854)	(58,457)
Accrued interest	68,163	3,910
NET CASH USED IN OPERATING ACTIVITIES	(785,668)	(683,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	894,000	150,000
Proceeds from the exercise of warrants	-	464,286
NET CASH PROVIDED BY FINANCING ACTIVITIES	894,000	614,286

Effect of exchange rate changes on cash	(34,810)	(26,845)

NET INCREASE (DECREASE) IN CASH	73,522	(96,157)

CASH AT BEGINNING OF PERIOD	69,043	121,070
CASH AT END OF PERIOD	$142,565	$24,913

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible note	$128,333	$40,909
Conversion of convertible notes and accrued interest to common stock	$484,506	$153,610
Discounts related to warrants issued with convertible debenture	$-	$910,178
Discounts related to derivative liability	$310,000	$165,000

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

Propanc Biopharma, Inc. (the “Company,” “we,” “us,” “our” or “Propanc Biopharma”) was originally incorporated in Melbourne, Victoria Australia on October 15, 2007 as Propanc PTY LTD, and continues to be based in Camberwell, Victoria Australia. Since its inception, substantially all of the operations of the Company have been focused on the development of new cancer treatments targeting high-risk patients, particularly cancer survivors, who need a follow-up, non-toxic, long-term therapy designed to prevent the cancer from returning and spreading. The Company anticipates establishing global markets for its technologies. Our lead product candidate, which we refer to as PRP, is an enhanced pro-enzyme formulation designed to enhance the anti-cancer effects of multiple enzymes acting synergistically. It is currently in the preclinical phase of development.

On November 23, 2010, the Company was incorporated in the state of Delaware as Propanc Health Group Corporation. In January 2011, to reorganize the Company, we acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary of the Company.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

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

On April 20, 2017, the Company filed certificated of amendment to its certificate of incorporation whereby the Company (i) decreased the number of authorized shares of common stock, par value $0.001 per share (the “Common Stock”) to 100,000,000 (ii) decreased the number of authorized shares of preferred stock to 1,500,005 and (iii) effected a, one-for-two hundred and fifty (1:250) reverse stock split of its issued and outstanding shares of Common Stock. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans, including all share and per-share data, for all amounts and periods presented in the unaudited consolidated financial statements.

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended September 30, 2017 and 2016 and cash flows for the three months ended September 30, 2017 and 2016 and our financial position at September 30, 2017 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

Certain information and disclosures normally included in the notes to the annual audited consolidated financial statements have been condensed or omitted from these interim unaudited consolidated financial statements. Accordingly, these interim unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2017. The June 30, 2017 balance sheet is derived from those statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

Principles of Consolidation

The unaudited consolidated financial statements include the accounts of Propanc Biopharma, Inc. and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation.

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

Foreign Currency Translation and Other Comprehensive Income (Loss)

The Company’s functional currency is the Australian dollar (AUD). For financial reporting purposes, the Australian dollar has been translated into United States dollars ($ and/or USD) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive income (loss) as other income (expense). There have been no significant fluctuations in the exchange rate for the conversion of Australian dollars to USD after the balance sheet date.

Other Comprehensive Income (Loss) for all periods presented includes only foreign currency translation gains (losses).

As of September 30, 2017 and June 30, 2017, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the unaudited consolidated financial statements were as follows:

	September 30, 2017	June 30, 2017
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.7840	0.7676

Average exchange rate for the period
USD : AUD exchange rate	0.7899	0.7544

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the three months ended September 30, 2017 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2017	$(141,749)
Foreign currency translation loss	(189,593)
Ending balance, September 30, 2017	$(331,342)

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

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

Also see Note 10 - Derivative Financial Instruments.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of six months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of September 30, 2017 or June 30, 2017.

Patents

Patents are stated at cost and reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any product costs for so long as we remain in the startup stage. Accordingly, as the Company’s products were and are not currently approved for market, all patent costs incurred from 2013 through 2017 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

Impairment of Long-Lived Assets

In accordance with ASC 360-10, “Long-lived assets,” property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of long-lived assets to be held and used is measured by a comparison of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the assets. Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.

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

As of September 30, 2017 and June 30, 2017, the Company was owed $7,142 and $8,111, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

Income Taxes

The Company is governed by Australia and United States income tax laws, which are administered by the Australian Taxation Office and the United States Internal Revenue Service, respectively. The Company follows ASC 740 “Accounting for Income Taxes,” when accounting for income taxes, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the three months ended September 30, 2017 and September30, 2016 were $563,739 and $161,197, respectively.

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

Stock Based Compensation

The Company records stock based compensation in accordance with ASC 718, “Stock Compensation” as well as SEC Staff Accounting Bulletin No. 107 Share Based Payment, which was issued by the SEC in March 2005 and related to its interpretation of ASC 718. ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The Company values employee and non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. For the three months ended September 30, 2017 there were 149,517 warrants outstanding, 572,000 stock options and sixteen convertible notes payable that are convertible into 21,962,241 common shares, respectively which are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

Certain FASB Accounting Standard Updates (“ASU”) that are not effective until after September 30, 2017 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations. The Company is evaluating or has implemented the following at September 30, 2017:

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting,” which amends several aspects of the accounting for share-based payment transaction, including income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. These changes become effective for the Company’s fiscal year beginning July 1, 2017. The Company has determined that ASU 2016-09 will have no material impact on its consolidated financial statements.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the three months ended September 30, 2017, the Company had no revenues, had a net loss of $1,923,743 and had net cash used in operations of $785,668. Additionally, as of September 30, 2017, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $6,750,327, $6,737,522 and $40,167,266, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, acceptance of the Company’s patent applications and ultimately achieving a level of sales adequate to support the Company’s cost structure. However, there can be no assurances that the Company will be able to secure additional debt or equity investments or achieve an adequate sales level.

NOTE 3 – DUE TO DIRECTORS - RELATED PARTIES

Due to directors - related parties represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at September 30, 2017 and June 30, 2017 is $35,957 and $35,204, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

NOTE 4 – LOANS AND NOTES PAYABLE

Loans from Directors and Officer - Related Parties

Loans from Directors and Officer at September 30, 2017 and June 30, 2017 were $58,016 and $56,802, respectively. The loans bear no interest and are all past their due date and in default. The Company did not repay any amount on these loans during the three months ended September 30, 2017.

Other Loans from Unrelated Parties

As of September 30, 2017 and June 30, 2017, other loans from unrelated parties had a balance of $2,352 and $2,303, respectively. The Company did not repay any money toward these loans and a foreign currency transaction loss of $49 was recorded in connection with these loans for the three months ended September 30, 2017.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes at September 30, 2017 were as follows:

Convertible notes and debenture	$3,646,271
Unamortized discounts	(587,621)
Accrued interest	137,491
Premium	1,457,296
Convertible notes, net	$4,653,437

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

Under the terms of the Purchase Agreement, the Purchaser agreed to deliver a promissory note entered into by the Company and Purchaser on September 24, 2015 with a principal amount of $1,200,000 (the “Prior Note”). The parties further agreed that the Prior Note was deemed cancelled upon the delivery by the Purchaser to the Company of the Debenture and the amount of the Prior Note is included in the Investment Amount under the Purchase Agreement.

Under the terms of the Purchase Agreement and Debenture, $2,800,000 of the Investment Amount was deposited into a deposit control account and such amount was to remain in the deposit control account pending the achievement of certain milestones by the Company and the satisfaction of certain equity conditions set forth in the Debenture. Additionally, under the Debenture, the Principal Amount would be reduced by $25,000 if the Company filed a registration statement with the SEC within 30 days following the Closing Date. The Principal Amount would be reduced by an additional $25,000 if the registration statement was deemed effective within 100 days after the Closing Date. On November 23, 2015, the Company filed a registration statement with the SEC and on December 10, 2015, the registration statement was declared effective. As both of these conditions were met, the Principal Amount was reduced by $50,000, which was credited to interest expense such that the aggregate remaining principal amount was $4,350,000 and the $2,800,000 was released from the deposit control account.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

The Debenture has a 10% original issue discount and was originally scheduled to mature on October 28, 2016. The Principal Amount accrues interest at the rate of 5% per annum with a one year value guarantee of $217,500, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Debenture was, prior to the Addendum (as defined below), convertible at any time, in whole or in part, at the Purchaser’s option into shares of the Company’s Common Stock at a conversion price equal to $10.50, which is the volume weighted average price (“VWAP”) of the Company’s Common Stock five days prior to the execution of the Debenture (subject to adjustment) (the “Conversion Price”). At any time after the effective date of the registration statement, the Purchaser had the opportunity to convert up to an aggregate of $2,090,000 of the Debenture, at one or more conversion dates, into shares of Common Stock at a conversion price equal to the VWAP of the Common Stock over the five (5) trading days prior to such effective date. The Purchaser’s option to convert at such a conversion price expired when the Purchaser converted an aggregate of $2,090,000 of the Debenture using such conversion price. If the VWAP of the Company’s Common Stock on any trading day was less than the Conversion Price, the Purchaser could convert at a price per share equal to a twenty percent (20%) discount to the average of the two lowest closing prices during the five trading days prior to the date of conversion. During the year ended June 30, 2016, the Company withdrew a principal amount of $2,800,000 from the deposit control account of which $269,976 was paid directly as partial payment of a note dated June 4, 2015 and $33,437 was paid directly to legal fees resulting in net cash proceeds of $2,496,587 received by the Company. An aggregate total of $1,955,300 was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the year ended June 30, 2016, the Purchaser converted $2,790,806 of principal and $108,750 of accrued interest into shares of the Company’s Common Stock. During the year ended June 30, 2017, the Purchaser converted $885,400 of principal and $108,750 of accrued interest into shares of the Company’s Common Stock.

During the three months ended September 30, 2017, the Purchaser converted $142,500 of principal into shares of the Company’s Common Stock (See Note 6). Total principal outstanding as of September 30, 2017 is $577,771. Accrued interest as of September 30, 2017 was $27,787 and was accrued in connection with a letter agreement revising the original terms of the agreement as documented below, which after multiple amendments has a due date of December 15, 2017. The above conversions relate to additional proceeds received under the Debenture as documented below.

The Debenture includes customary event of default provisions and provides for a default interest rate of 18%. Upon the occurrence of an event of default, the Purchaser may convert the Debenture into shares of Common Stock at a price per share equal to a thirty percent (30%) discount to the average VWAP of the shares for the six trading days prior to conversion. As of September 30, 2017, the Company was not in default under the Debenture.

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

The Warrant was exercisable in whole or in part, at an initial exercise price per share of $150. The exercise price and number of shares of the Company’s Common Stock issuable under the Warrant (the “Warrant Shares”) were subject to adjustments for stock dividends, splits, combinations, subsequent rights offerings and pro rata distributions. Any adjustment to the exercise price would similarly cause the number of Warrant Shares to be adjusted so that the total value of the Warrants would have increased. In the event that the Warrant Shares were not included in an effective registration statement, the Warrants could be exercised on a cashless basis.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

In connection with the Purchase Agreement, the Company entered into a security agreement dated as of even date therewith with the Purchaser whereby the Company agreed to grant to Purchaser an unconditional and continuing first priority security interest in all of the assets and property of the Company to secure the prompt payment, performance and discharge in full of all of the Company’s obligations under the Debentures, Warrants and the other transaction documents until ten days following such time as the registration statement was declared effective by the SEC and the equity conditions set forth in the Debenture are met.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

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

Under the July Letter Agreement, the Purchaser agreed to exercise the Warrant with respect to all 104,762 shares of common stock underlying the Warrant. In consideration for the Purchaser’s exercise of the Warrant, the Company agreed to adjust the exercise price from $150 per share to $3.00 per share. In addition, the Company and the Purchaser agreed to modify the July 1, 2016 “Interest Payment Date” and the October 1, 2016 “Interest Payment Date” as such terms are defined in the Debenture. The Company delayed the interest payment due on the July 1, 2016 Interest Payment Date by a minimum of 30 calendar days (the “Minimum Extension Date”) and up to 60 calendar days, provided that the Purchaser could demand payment any time after the Minimum Extension Date. The Company also may delay the interest payment due on the October 1, 2016 Interest Payment Date to the October 28, 2016 maturity date (the “Maturity Date”) unless the Purchaser demands earlier payment; provided however, that if the Purchaser has not demanded payment by October 27, 2016, the Maturity Date would have been extended until December 31, 2016 (or such earlier date as the parties mutually agreed) and the interest payment that would have been due on the October 1, 2016 would become due on December 31, 2016, unless the Purchaser demanded earlier payment. The note was further extended to September 30, 2017 and then to December 15, 2017 as discussed below.

On July 8, 2016, the Warrant for 104,762 shares was fully exercised at a price of $3 per share for a total of $314,286, see above. The Company revalued the warrants on the modification date at the new exercise price and recorded an additional expense in fiscal 2017 of approximately $21,000 related to the incremental increase in value.

Pursuant to the August Letter Agreement, the Maturity Date of the Debenture was extended until February 28, 2017 and did not accrue interest from October 28, 2016 through the Maturity Date (provided that all accrued but unpaid interest prior to October 28, 2016 (the original maturity date) will be due and payable pursuant to the terms of the Debenture). The note was further extended to September 30, 2017 and then to December 15, 2017 as discussed below.

The Debenture is convertible at any time, in whole or in part, at the Purchaser’s option into shares of Common Stock at a conversion price equal to $7.50 per share; provided that in the event that the VWAP on any trading day is less than such conversion price, the conversion price will be adjusted to a price per share that is equal to a 22.5% discount to the lowest trading price of the Common Stock in the ten trading days prior to the date of conversion.

Warrants

Pursuant to the August Letter Agreement and in consideration for extending the Maturity Date of the Debenture as noted above, the Company issued the Purchaser warrants to purchase up to 960,000 shares of Common Stock (the “2016 Warrants”). The 2016 Warrants entitled the holder to purchase (i) up to 800,000 shares of Common Stock at exercise prices ranging from $3.00 to $5.00 per share (the “Five Month Warrant”), and (ii) up to 160,000 shares of Common Stock at an exercise price of $25.00 per share (the “Two Year Warrant”). The Company also agreed to file a registration statement with the SEC, to register for resale the 960,000 shares of Common Stock underlying the 2016 Warrants. The Company calculated the 960,000 warrants at relative fair value, which was $910,178 and is being amortized to interest expense over the remaining term of the debenture in accordance with ASC 470-50-40-17. The 2016 Warrants were subsequently cancelled as part of the “December Letter Agreement” (see below).

The 2016 Warrants were immediately exercisable. On August 18, 2016, the Purchaser notified the Company of its exercise of 50,000 shares of Common Stock under the first tranche of the Five Month Warrant at a purchase price of $3.00 per share or $150,000 in the aggregate. These shares were later redeemed by the Company as part of the “December Letter Agreement.”

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

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

Additional Issuance Debenture

As of September 13, 2016, the Company entered into an Additional Issuance Agreement (the “Additional Issuance Agreement”) with the Purchaser pursuant to the Purchase Agreement. Pursuant to the Additional Issuance Agreement, Delafield agreed to loan an additional $150,000 in exchange for a 5% Original Issue Discount Senior Secured Convertible Debenture of the Company in the principal amount of $165,000 (the “Additional Issuance Debenture”). An aggregate total of $199,585 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of September 30, 2017, the Company recorded accrued interest of $10,313. During the three months ended September 30, 2017, $30,000 was converted into shares of the Company’s common stock and $135,000 remained outstanding.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

The Additional Issuance Agreement contains customary representations, warranties and covenants by, among and for the benefit of the parties. We also agreed to pay all reasonable out-of-pocket costs or expenses (including, without limitation, reasonable legal fees and disbursements) incurred or sustained by the Purchaser, in connection with the transaction.

The Additional Issuance Debenture has a 10% original issue discount. The principal amount of the Additional Issuance Debenture accrues interest at the rate of 5% per annum, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Additional Issuance Debenture is convertible at any time, in whole or in part, at Delafield’s option into shares of Common Stock at a conversion price equal to $7.50 (subject to adjustment) (the “Conversion Price”). If the VWAP of the Common Stock on any trading day is less than the then-current Conversion Price, the Purchaser may convert at a price per share equal to a twenty two and one half percent (22.5%) discount to the lowest trading price of the Common Stock in the ten trading days prior to the date of conversion.

The Purchaser is subject to the same ownership limitation in connection with the Additional Issuance Debenture as for the 2016 Warrants as described above. The Additional Issuance Debenture includes customary event of default provisions and provides for a default interest rate of 18%. Upon the occurrence of an event of default, the Purchaser may convert the Additional Issuance Debenture into shares of Common Stock at a price per share equal to a thirty percent (30%) discount to the average VWAP of the shares for the six trading days prior to conversion.

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

The Additional Issuance Debenture was originally scheduled to mature on September 13, 2017 but, as described below, the maturity date was extended to December 15, 2017. As of November 6, 2017, all of the principal of the Additional Issuance Debenture had been converted into shares of Common Stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Pursuant to the December Letter Agreement, the 50,000 restricted shares held by the Purchaser pursuant to its August 2016 exercise of such shares under the first tranche of the Five Month Warrant at a purchase price of $3.00 per share or $150,000 in the aggregate, were redeemed by the Company at a fair value of $112,500 upon the issuance and in exchange for an 8% convertible redeemable promissory note in the principal amount of $150,000 (the “Delafield Note”) due December 2, 2018. The Company recorded a $37,500 loss on settlement related to the cancellation of shares and issuance of the note. The note matures two years from the issuance date at which time any outstanding principal and interest is then due and payable. The Delafield Note is convertible into shares of Common Stock at a conversion price equal to 65% of the average of the three lowest closing bid prices of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The Delafield Note may be prepaid at any time at 135% of the principal amount plus any accrued interest. Upon an event of default, principal and accrued interest will become immediately due and payable and interest will accrue at a default interest rate of 18% per annum or the highest rate of interest permitted by law. This convertible notes is treated as stock settled debt under ASC 480 and accordingly the Company recorded an $80,769 put premium. As of September 30, 2017, the Company recorded accrued interest of $9,962 and the $150,000 remained outstanding.

In addition, the Company issued the Purchaser a two-year common stock purchase warrant to purchase 104,000 shares of Common Stock at an exercise price of $12.50 per share (the “New Warrant”). The exercise price and number of shares of Common Stock issuable under the New Warrant are subject to adjustments for certain reclassifications, subdivision or combination of shares. The New Warrant is being treated as a modification of an existing warrant under ASC 718-20-35-3 and has determined that since the valuation of the New Warrant does not exceed the value of the 2016 Warrants, the Company continued to amortize the remainder of the $910,178 value of the 2016 Warrant.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

September Letter Agreement

On September 30, 2017, the Company entered into a letter agreement (the “September Letter Agreement”) with the Purchaser pursuant to which the Company and the Purchaser have agreed to revise certain terms of the Debenture.

Pursuant to the September Letter Agreement, the Company and the Purchaser agreed to extend the maturity dates of the Debenture and the Additional Issuance Debenture to December 15, 2017. In addition, from the period beginning on September 30, 2017 through and including December 15, 2017, the Company will pay interest to the Purchaser on the aggregate unconverted and then outstanding principal amounts of both the Debenture and the Additional Issuance Debenture, each pursuant to its terms.

Further, the Purchaser expressly agreed to waive compliance by the Company with Section 8 of the Debenture and Section 8 of the Additional Issuance Debenture, respectively, which required payment by the Company of the outstanding amounts of principal and interest due under both instruments on September 30, 2017. This waiver is not deemed to constitute an agreement by the Purchaser to waive any other event of default under the Debenture or the Additional Issuance Debenture that may exist as of the date the Letter Agreement was entered into.

The total principal amount outstanding under the above Delafield Financing Agreements, specifically the Debenture, as amended, the Additional Issuance Debenture and the Delafield Note was $862,771 as of September 30, 2017 and accrued interest totaled $48,061.

Eagle Equities Finance Agreements

December 12, 2016 Securities Purchase Agreement

On December 12, 2016, the Company entered into a Securities Purchase Agreement, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $100,000. The first note (the “December 12 Note”) was funded with cash and the second note (the “December 12 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “December 12 Note Receivable”). The terms of the December 12 Eagle Back-End Note require cash funding prior to any conversion thereunder. The December 12 Note Receivable is due December 12, 2017, unless certain conditions are not met, in which case both the December 12 Eagle Back-End Note and the December 12 Note Receivable may both be cancelled. Both the December 12 Note and the December 12 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the December 12 Note and the December 12 Eagle Back-End Note are convertible into Common Stock at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On April 11, 2017, the Company received payment of the December 12 Note Receivable in the amount of $100,000 that offset the December Eagle Back-End Note. Proceeds from the Note Receivable of $5,000 were paid directly to legal fees resulting in net cash proceeds of $95,000 received by the Company. As a result, the December 12 Eagle Back-End Note is now convertible. The December 12 Note and the December 12 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $66,667 as each of the notes were funded. The Company has recorded $6,422 of accrued interest on the December 12 Note and $3,792 of accrued interest on the December 12 Eagle Back-End Note as of September 30, 2017. Total principal outstanding as of September 30, 2017 was $100,000 for each of the notes.

Neither the December 12 Note nor the Eagle Back-End Note may be prepaid.

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

December 21, 2016 Securities Purchase Agreement

On December 21, 2016, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $157,500. The first note (the “December 21 Note”) was funded with cash and the second note (the “December 21 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “December 21 Note Receivable”). The terms of the December 21 Eagle Back-End Note require cash funding prior to any conversion thereunder. The December 21 Note Receivable is due December 21, 2017, unless certain conditions are not met, in which case both the December 21 Eagle Back-End Note and the December 21 Note Receivable may both be cancelled. Both the December 21 Note and the December 21 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the December 21 and the December 21 Eagle Back-End Note are convertible into common stock at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On May 4, 2017, the Company received payment of the December 21 Note Receivable in the amount of $157,500 that offset the December 21 Eagle Back-End Note. Proceeds from the Note Receivable of $7,500 were paid directly to legal fees resulting in net cash proceeds of $150,000 received by the Company. As a result, the December 21 Back-End Note is now convertible. The December 21 Note and the December 21 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $105,000 as each of the notes were funded. As of September 30, 2017, the outstanding principal under the December 21 Note along with $7,773 of accrued interest was fully converted (see Note 6) and the repayment resulted in a full reduction of the put premium. The Company has recorded $3,997 of accrued interest as of September 30, 2017 for the December 21 Eagle Back-End Note and total principal outstanding as of September 30, 2017 was $122,500 as $35,000 was converted during the three months ended September 30, 2017 (see Note 6).

The December 21 Eagle Back-End Note may not be prepaid.

Upon an event of default, principal and accrued interest will become immediately due and payable under the December 21 Eagle Back-End Note. Additionally, upon an event of default, the December 21 Eagle Back-End Note will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

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

January 27, 2017 Securities Purchase Agreement

On January 27, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $230,000. The first note (the “January Note”) was funded with cash and the second note (the “January Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “January Note Receivable”). The terms of the January Eagle Back-End Note require cash funding prior to any conversion thereunder. The January Note Receivable is due September 27, 2017, unless certain conditions are not met, in which case both the January Eagle Back-End Note and the January Note Receivable may both be cancelled. Both the January Note and the January Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the January Note and the January Eagle Back-End Note are convertible into Common Stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On May 4, 2017, the Company received a partial payment of the January Note Receivable in the amount of $40,000 and on June 3, 2017 the balance of $190,000 was funded, of which $11,250 was paid directly to legal fees. As a result, the January Eagle Back-End Note is now convertible. The January Note and the January Eagle Back-End Note are notes is treated as stock settled debt under ASC 480 and accordingly the Company is recording a put premium of $153,333 as each of the notes were funded. The Company has recorded $12,452 of accrued interest as of September 30, 2017 for the January Note and total principal outstanding under the January Note as of September 30, 2017 was $230,000. The Company has recorded $6,312 of accrued interest as of September 30, 2017 for the January Eagle Back-End and total principal outstanding under the January Eagle Back-End Note as of September 30, 2017 was $230,000.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

Neither the January Note nor the January Eagle Back-End Note may be prepaid.

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

March 1, 2017 Securities Purchase Agreement

On March 1, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $220,500. The first note (the “March Note”) was funded with cash and the second note (the “March Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “March Note Receivable”). The terms of the March Eagle Back-End Note require cash funding prior to any conversion thereunder. Both the March Note and the March Eagle Back-End Note have a maturity date of March 1, 2018, upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the March Note and the March Eagle Back-End Note are convertible into Common Stock, of the Company at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On July 5, 2017, the Company received payment of the March Note Receivable in the amount of $220,500 that offset the March Eagle Back-End Note. Proceeds from the Note Receivable of $10,500 were paid directly to legal fees resulting in net cash proceeds of $210,000 received by the Company. As a result, the March Eagle Back-End Note is now convertible. The March Note and the March Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $147,000 as each of the notes were funded. The Company has recorded $10,342 of accrued interest as of September 30, 2017 for the March Note and total principal outstanding as of September 30, 2017 under the March Note was $220,500. The Company has recorded $4,253 of accrued interest as of September 30, 2017 for the March Eagle Back-End Note and total principal outstanding as of September 30, 2017 under the March Eagle Back-End Note was $220,500.

Neither the March Note nor the March Eagle Back-End Note may be prepaid.

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

August 9, 2017 Securities Purchase Agreement

On August 9, 2017, the Company entered into a Securities Purchase Agreement dated as of August 8, 2017, with Eagle Equities, LLC, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $200,000. The first note (the “August Note”) was funded with cash and the second note (the “August Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “August Note Receivable”). The terms of the August Eagle Back-End Note require cash funding prior to any conversion thereunder. The August Note Receivable is due August 8, 2018, unless certain conditions are not met, in which case both the August Eagle Back-End Note and the August Note Receivable may both be cancelled. Both the August Note and the August Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the August Note and the August Eagle Back-End Note are convertible into Common Stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On September 14, 2017, the Company received payment of the August Note Receivable in the amount of $200,000 that offset the August Eagle Back-End Note. Proceeds from the Note Receivable of $10,000 were paid directly to legal fees resulting in net cash proceeds of $190,000 received by the Company. As a result, the August Eagle Back-End Note is now convertible. The August Note and the August Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $133,333 as each of the notes were funded. The Company has recorded $2,367 of accrued interest as of September 30, 2017 for the August Note and total principal outstanding as of September 30, 2017 under the August Note was $200,000. The Company has recorded $745 of accrued interest as of September 30, 2017 for the August Eagle Back-End Note and total principal outstanding as of September 30, 2017 under the August Eagle Back-End Note was $200,000.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

The August Note may be prepaid with certain penalties within 180 days of issuance. The August Back-End Note may not be prepaid.

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above Eagle Equities finance agreements, specifically the October 31, 2016, December 12, 2016, December 21, 2016, January 27, 2017, the March 1, 2017, and the August 9, 2017 agreements was $1,623,500 as of September 30, 2017 and accrued interest totaled $50,682.

GS Capital Financing Agreements

May 26, 2017 Securities Purchase Agreement

On May 26, 2017, the Company entered into a Securities Purchase Agreement with GS Capital Partners, LLC (“GS Capital”), dated as of May 17, 2017, pursuant to which GS Capital purchased an 8% convertible redeemable junior subordinated promissory note in the principal amount of $160,000. The note has a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The note may be prepaid with certain penalties within 180 days of issuance. The amounts funded plus accrued interest are convertible at any time after 180 days into common stock at a conversion price equal to 62% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, including the date upon which the conversion notice was received by the Company, subject to adjustment in certain events. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $98,065 put premium. The Company has recorded $5,365 of accrued interest as of September 30, 2017. Total principal outstanding as of September 30, 2017 was $160,000.

July 24, 2017 Securities Purchase Agreement

On July 24, 2017, the Company entered into Securities Purchase Agreements, with GS Capital, pursuant to which GS Capital purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $160,000. The first note (the “July Note”) was funded with cash and the second note (the “July Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “July Note Receivable”). The terms of the July Back-End Note require cash funding prior to any conversion thereunder. The July Note Receivable is due March 24, 2018, unless certain conditions are not met, in which case both the July Back-End Note and the July Note Receivable may both be cancelled. Both the July Note and the July Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the July Note and the July Back-End Note are convertible into Common Stock of the Company at a conversion price equal to 62% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $98,065 put premium. The Company has recorded $2,420 of accrued interest as of September 30, 2017 for the July note. Total principal outstanding under the July Note as of September 30, 2017 was $160,000.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

The July Note may be prepaid with certain penalties within 180 days of issuance. The July Back-End Note may not be prepaid. However, in the event the July Note is redeemed within the first six months of issuance prior to cash funding of the July Note Receivable, both the July Back-End Note and the July Note Receivable will be deemed cancelled and of no further effect.

The July Back-End Note will not be cash funded and such note, along with the July Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

September 21, 2017 Securities Purchase Agreement

On September 21, 2017, the Company entered into Securities Purchase Agreements, with GS Capital, dated as of September 12, 2017, pursuant to which GS Capital purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $160,000. The first note (the “September Note”) was funded with cash and the second note (the “September Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “September Note Receivable”). The terms of the September Back-End Note require cash funding prior to any conversion thereunder. The September Note Receivable is due March 24, 2018, unless certain conditions are not met, in which case both the September Back-End Note and the September Note Receivable may both be cancelled. Both the September Note and the September Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the September Note and the September Back-End Note are convertible into Common Stock of the Company at a conversion price equal to 62% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $98,065 put premium. The Company has recorded $666 of accrued interest as of September 30, 2017 for the September Note. Total principal outstanding under the September Note as of September 30, 2017 was $160,000.

The September Note may be prepaid with certain penalties within 180 days of issuance. The September Back-End Note may not be prepaid. However, in the event the September Note is redeemed within the first six months of issuance prior to cash funding of the September Note Receivable, the September Back-End Note and the September Note Receivable will be deemed cancelled and of no further effect.

The September Back-End Note will not be cash funded and such note, along with the September Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

Regal Consulting Agreements

November 2016 Consulting Agreement

On November 18, 2016 (the “Effective Date”), the Company entered into a consulting agreement with Regal Consulting, LLC (the “Consultant”). As compensation for services rendered, the Company issued two fully earned $250,000 convertible junior subordinated promissory notes. Both notes have a two year maturity date and interest of 10% per annum. Both notes are junior and subordinate in all respects to the existing debt of the Company. These notes may not be prepaid without the written consent of the Consultant.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

The Company issued the first $250,000 convertible note on November 18, 2016. This note is convertible at a conversion price of the lesser of $2.50 or 65% of the average of the three lowest 10 trading days prior to the conversion. An aggregate total of $255,757 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the year ended June 30, 2017, $27,500 of principal and accrued interest of $1,664 was converted into shares of the Company’s common stock. During the three months ended September 30, 2017, the holder converted $102,500 of principal into shares of the Company’s Common Stock (See Note 6). The Company has recorded accrued interest of $10,326 as of September 30, 2017 for this note. Total principal outstanding under this note as of September 30, 2017 was $120,000.

The Company issued the second $250,000 convertible note on February 16, 2017. This note is convertible at a conversion price of the lesser of $2.50 or 65% of the average of the three lowest 10 trading days prior to the conversion. An aggregate total of $409,416 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of September 30, 2017, the Company recorded accrued interest of $15,548 for this note and the entire balance of $250,000 under this note is outstanding.

August 10, 2016 Consulting Agreement

On August 10, 2017, the Company entered into an agreement, retroactive to May 16, 2017, with the Consultant, pursuant to which the Consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 junior subordinated convertible note. The note accrues interest at a rate of 10% per annum and is convertible into common stock at the lesser of $1.50 or 65% of the three lowest trades in the ten trading days prior to the conversion. The note was fully earned upon signing the agreement and matures on August 10, 2019. This note may not be prepaid without the written consent of the Consultant. The Company accrued $155,000 related to this expense at June 30, 2017 and recorded the remaining $155,000 related to this expense in the three months ended September 30, 2017. Upon an event of default, principal and accrued interest will become immediately due and payable under the Consulting Note. Additionally, upon an event of default the note would accrue interest at a default interest rate of 18% per annum or the highest rate of interest permitted by law. The agreement had a three-month term and expired on August 16, 2017. An aggregate total of $578,212 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). The Company has recorded accrued interest for this note of $4,416 as of September 30, 2017. Total principal outstanding under this note as of September 30, 2017 was $310,000.

The Company recorded $310,000 of debt discounts related to the above note issuances during the three months ended September 30, 2017. The debt discounts are being amortized over the term of the debt.

Amortization of all debt discounts for the three months ended September 30, 2017 and 2016 was $147,677 and $444,835, respectively.

See Note 11 – Subsequent Events for information about financing post September 30, 2017.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The total number of preferred shares authorized and that may be issued by the Company is 1,500,005 preferred shares with a par value of $0.01. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed on December 9, 2014, 1,500,000 have been designated as Series A preferred stock, with a par value of $0.01 (“Series A Preferred Stock”).

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

Common Stock:

Shares issued for services

On August 1, 2017, the Company received an invoice for $30,000 from a third party for six months of consulting services during the period of February 1, 2017 through July 31, 2017. The invoice is payable in shares of the Company’s common stock. The Company has recorded $25,000 in consulting fees related to this invoice for the year ended June 30, 2017 and the balance was recorded in the three months ended September 30, 2017. As of the date of filing, none of these shares have been issued.

On May 10, 2017, the Company entered into a seven month agreement from May 10, 2017 through January 10, 2018, excluding August 2017, with a third party for growth strategy consulting services whereby the Company would issue and deliver to the third party, 7,500 shares of common stock per month as consideration for services. Shares will be valued on the 10th day of the month they are earned and as of September 30, 2017, the Company has recorded consulting fees for 15,000 shares related to two months of services or $9,844. As of the date of filing, none of these shares have been issued.

The Company issued 130,000 shares of common stock that was recorded as issuable at June 30, 2017.

Shares issued for conversion of convertible debt

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

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

On September 25, 2017, pursuant to a conversion notice, $20,000 of principal and $649 of interest was converted at $0.14 into 149,630 shares of common stock.

On September 26, 2017, pursuant to a conversion notice, $30,000 of principal was converted at $0.18 into 168,303 shares of common stock.

On September 26, 2017, pursuant to a conversion notice, $20,000 of principal and $1,716 of interest was converted at $0.15 into 145,257 shares of common stock.

The Company has 51,642,075 shares reserved for future issuances based on lender requirements at September 30, 2017.

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

The Company expensed $164,881 for these stock options during the three months ended September 30, 2017. The Company has unrecognized stock option expense of $489,266 as of September 30, 2017.

Warrants:

As of September 30, 2017, there were 149,517 warrants outstanding and exercisable with expiration dates commencing December 2018 and continuing through November 2020.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of September 30, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

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

Future minimum operating lease commitments consisted of the following at September 30, 2017:

Fiscal Year Ended June 30,	Amount (USD)
Remainder 2018	$23,285
2019	$31,046
2020	$31,046
2021	$25,872

Rent expense for the three months ended September 30, 2017 and 2016 were $8,830 and $8,597, respectively.

Amatsigroup Agreement

The Company entered into a Manufacturing Services Agreement (the “MSA”) and Quality Assurance Agreement (the “QAA”), each with an effective date of August 12, 2016, with Amatsigroup NV (“Amatsigroup”), formerly known as Q-Biologicals, NV, a contract manufacturing organization located in Belgium. Pursuant to the MSA, Amatsigroup will produce certain drug substances and product containing certain enzymes at its facility in Belgium. The Company will use these substances and products for development purposes, including but not limited to clinical trials. The MSA contemplates payment to Amatsigroup pursuant to a pre-determined fee schedule based on the completion of certain milestones that depend on our manufacturing requirements and final batch yield. The Company anticipates that its payments to Amatsigroup under the MSA will range between $2.5 million and $5.0 million over five years, with the majority of the expenditures occurring during the first two years of the MSA when the finished drug product is manufactured and released for clinical trials. The Company has incurred $1,148,006 of costs to date under the contract. The MSA shall continue for a term of six years unless extended by mutual agreement in writing. The Company can terminate the MSA early for any reason upon the required notice period, however, in such event, the pre-payment paid upon signing the MSA is considered non-refundable. The QAA sets forth the parties respective obligations and responsibilities relating to the manufacturing and testing of the products under the MSA. The agreements with Amatsigroup contain certain customary representations, warranties and limitations of liabilities, and confidentiality and indemnity obligations.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with directors and director-related entities. These transactions have included the following:

As of September 30, 2017 and June 30, 2017, the Company owed a current and former director a total of $58,016 and $56,802, respectively, for money loaned to the Company throughout the years. The loan balance owed at September 30, 2017 was not interest bearing (See Note 4).

As of September 30, 2017 and June 30, 2017, the Company owed its two current directors a total of $35,957 and $35,204, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 3).

Effective May 5, 2016, we entered into an agreement for the lease of our principal executive offices with North Horizon Pty Ltd., of which Mr. Nathanielsz and his wife are owners and directors. The lease has a five year term and provides for annual rental payments of $39,600 AUD, which includes $3,600 of goods and service tax for total payments of $198,000 AUD during the term of the lease. As of September 30, 2017, total payments of $141,900 AUD remain on the lease.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been an employee of ours since October 2015. Mrs. Nathanielsz receives an annual salary of $58,800 and is entitled to customary benefits.

According to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD, on a monthly basis for the purpose of acquiring and maintaining an automobile. For the three months ended September 30, 2017, a total of $10,618 in payments have been made with regards to the board resolution.

As per the unanimous written consent of the Board of Directors, on August 15, 2016, James Nathanielsz was granted a $250,000 bonus for accomplishments obtained while operating as the chief executive officer. A total of $130,000 in payments were been made in the year ended June 30, 2017. As of September 30, 2017, an additional $50,000 payment was made and $70,000 is included in accrued expenses.

NOTE 9 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through September 30, 2017.

Receivable Concentration

As of September 30, 2017 and June 30, 2017, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

Patent and Patent Concentration

The Company has filed six patent applications relating to its lead product, PRP. This application has been granted and remains in force in the United States, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore and South Africa. In Brazil, Canada, Europe, Malaysia, Mexico and South Korea, the patent application remains under examination.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

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

Foreign Operations

As of September 30, 2017 and June 30, 2017, the Company’s operations are based in Australia.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of September 30, 2017, there has been no activity within this entity.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS and FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has 12,000 warrants and $1,392,771 of convertible debt, which are treated as derivative instruments outstanding at September 30, 2017.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at September 30, 2017 was $0.32. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at September 30, 2017 are indicated in the table that follows. The volatility was based on historical volatility at September 30, 2017, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants

September 30, 2017
Volatility	121.55%
Expected remaining term (in years)	1.0
Risk-free interest rate	1.31%
Expected dividend yield	None

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended September 30, 2017)	September 30, 2017
Volatility	197.41%	61.48% – 189.28%
Expected Remaining Term (in years)	2.00	.21 - 1.86
Risk Free Interest Rate	1.33%	1.06% - 1.54%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2017:

		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	September 30, 2017	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$1,160,865	$—	$—	$1,160,865
Fair value of liability for warrant derivative instruments	$142	$—	$—	$142
Total	$1,161,007	$—	$—	$1,161,007

The following is a roll forward for the three months ended September 30, 2017 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2017	$881,172
Effects of foreign currency exchange rate changes	109
Initial fair value of embedded conversion option derivative liability recorded as debt discount	310,000
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of embedded conversion option	268,212
Change in fair value included in statements of operations	(298,486)
Balance at September 30, 2017	$1,161,007

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(unaudited)

NOTE 11 – SUBSEQUENT EVENTS

Conversions

On October 2, 2017, pursuant to a conversion notice, $25,000 of principal and $850 of interest was converted at $0.14 into 187,319 shares of common stock.

On October 4, 2017, pursuant to a conversion notice, $40,000 of principal was converted at $0.18 into 224,404 shares of common stock.

On October 5, 2017, pursuant to a conversion notice, $20,000 of principal and $1,716 of interest was converted at $0.15 into 145,257 shares of common stock.

On October 9, 2017, pursuant to a conversion notice, $30,000 of principal and $1,067 of interest was converted at $0.14 into 215,651 shares of common stock.

On October 10, 2017, pursuant to a conversion notice, $45,000 of principal was converted at $0.19 into 241,835 shares of common stock.

On October 11, 2017, pursuant to a conversion notice, $20,000 of principal and $1,812 of interest was converted at $0.16 into 139,762 shares of common stock.

On October 16, 2017, pursuant to a conversion notice, $20,000 of principal and $1,834 of interest was converted at $0.16 into 134,363 shares of common stock.

On October 18, 2017, pursuant to a conversion notice, $25,000 of principal and $939 of interest was converted at $0.13 into 196,507 shares of common stock.

On October 19, 2017, pursuant to a conversion notice, $30,000 of principal was converted at $0.16 into 193,549 shares of common stock.

On October 23, 2017, pursuant to a conversion notice, $20,000 of principal and $1,884 of interest was converted at $0.11 into 198,045 shares of common stock.

On October 24, 2017, pursuant to a conversion notice, $21,000 of principal and $817 of interest was converted at $0.11 into 202,006 shares of common stock.

On October 30, 2017, pursuant to a conversion notice, $10,000 of principal and $402 of interest was converted at $0.07 into 144,475 shares of common stock.

On October 30, 2017, pursuant to a conversion notice, $20,000 of principal and $1,902 of interest was converted at $0.07 into 300,851 shares of common stock.

On November 2, 2017, pursuant to a conversion notice, $5,000 of principal and $8,250 of interest was converted at $0.09 into 155,426 shares of common stock.

On November 6, 2017, pursuant to a conversion notice, $12,750 of principal and $533 of interest was converted at $0.05 into 245,158 shares of common stock.

On November 6, 2017, pursuant to a conversion notice, $17,500 of principal was converted at $0.07 into 250,897 shares of common stock.

On November 8, 2017, pursuant to a conversion notice, $20,000 in principal and $2,356 in interest was converted at $0.06 into 382,153 shares of common stock.

Payment of Accrued Bonus Award

On October 25, 2017, the Company made a $40,000 payment to James Nathanielsz related to the cash bonus that was approved on August 15, 2016 (see Note 8).

October 25, 2017 Securities Purchase Agreement

On November 3, 2017, the Company entered into a Securities Purchase Agreement (the “Eagle SPA”) dated as of October 25, 2017, with Eagle Equities, LLC (“Eagle Equities”), pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $200,000. The first note (the “First Note”) was funded with cash and the second note (the “Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “Note Receivable”). The terms of the Eagle Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due June 25, 2018, unless certain conditions are not met, in which case both the Eagle Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Eagle Back-End Note are convertible into common stock, par value $0.001 (the “Common Stock”), of the Company at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events.

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

The following important factors, among others, could affect future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: our ability to continue as a going concern absent new debt or equity financings; our current reliance on substantial debt financing that we are unable to repay in cash; our ability to successfully remediate material weaknesses in our internal controls; our ability to reach research and development milestones as planned and within proposed budgets; our ability to control costs; our ability to obtain adequate new financing on reasonable terms; our ability to successfully develop PRP; our ability to obtain and maintain patent protection; our ability to recruit employees and directors with accounting and finance expertise; our dependence on third parties for services; our dependence on key executives; the impact of government regulations, including FDA regulations; the impact of any future litigation; the availability of capital and other economic, business and competitive factors.

All forward-looking statements included in this report are made only as of the date of this report or as indicated. We undertake no obligation to update or correct these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements, except as required by law.

You should read the following MD&A in conjunction with the unaudited Consolidated Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report as well as the information under the heading “Risk Factors” contained in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

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

Recent Developments

Delafield Financing

On October 28, 2015, we entered into a securities purchase agreement (the “Purchase Agreement”), with Delafield Investments Limited (“Delafield”), that provided for the investment of $4,000,000 (the “Investment Amount”) in exchange for a Convertible Debenture (the “Debenture”) in the principal amount of $4,400,000 and warrant (the “2015 Warrant”) to purchase an aggregate of 104,762 shares of common stock, $0.001 par value per share (the “Common Stock”), for an exercise price of $150 per share for a period of four years from such date. We and Delafield have since modified the terms of the transactions contemplated by the Purchase Agreement pursuant to an addendum dated March 11, 2016 (the “Addendum”), and letter agreements dated July 1, 2016 (the “July Letter Agreement”), August 3, 2016 (the “August Letter Agreement, December 2, 2016 (the “December Letter Agreement”), March 17, 2017 (the “March Letter Agreement”) and September 30, 2017 (the “September Letter Agreement”) . The descriptions of the Debenture and the 2015 Warrant, the 2016 Warrants and the Delafield Note below reflect the terms of such agreements under the Purchase Agreement as modified by the Addendum, the July Letter Agreement the August Letter Agreement, the December Letter Agreement, the March Letter Agreement and the September Letter Agreement.

In connection with the Purchase Agreement, we filed a registration statement on Form S-1 on November 23, 2015, deemed effective on December 10, 2015, pursuant to which we registered for resale an aggregate of 393,620 shares of Common Stock consisting of: (i) 288,858 shares underlying the Debenture; and (ii) 104,762 shares of Common Stock issuable upon exercise of the 2015 Warrant.

Under the terms of the Debenture, we received a reduction in the principal amount of the financing of (i) $25,000 upon the Company’s filing of the registration statement within the time period specified and (ii) $25,000 upon the effectiveness of the registration statement within the time period specified. The current aggregate principal amount was adjusted to $4,350,000 upon the date of the registration statement and as of September 30, 2017, $577,771 (the “Principal Amount”) was outstanding.

Pursuant to the Addendum, on March 24, 2016, we filed a second registration statement on Form S-1, deemed effective on April 18, 2016, to register for resale up to 684,000 additional shares of Common Stock underlying the Debenture.

Debenture

The Debenture has a 10% original issue discount. The Principal Amount accrues interest at the rate of 5% per annum, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. Pursuant to the July Letter Agreement, the Company delayed a portion of the interest due and payable by 60 days and another portion until the Maturity Date, as defined below.

Pursuant to the March Letter Agreement, the maturity date of the Debenture was extended until September 30, 2017. Further, from the period of February 28, 2017 through the Maturity Date, the Company will pay interest to Delafield on the aggregate unconverted and then outstanding Principal Amount pursuant to the terms of the Debenture. Pursuant to the September Letter Agreement, the maturity date of the Debenture was again extended until December 15, 2017 (the “Maturity Date”).

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

Delafield Note

The 50,000 restricted shares held by Delafield pursuant to its exercise of the first tranche of the Five Month Warrant were redeemed by us upon the issuance and in exchange for an 8% convertible redeemable promissory note in the principal amount of $150,000 (the “Delafield Note”). The Delafield Note matures two years from the issuance date at which time any outstanding principal and interest is then due and payable. The Delafield Note is convertible into shares of Common Stock at a conversion price equal to 65% of the average of the three lowest closing bid prices of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The Delafield Note may be prepaid at any time at 135% of the principal amount plus any accrued interest. Upon an event of default, principal and accrued interest will become immediately due and payable and interest will accrue at a default interest rate of 18% per annum or the highest rate of interest permitted by law. As of September 30, 2017, the entire principal amount of the Delafield Note was outstanding.

Additional Warrant

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

The Additional Issuance Debenture has an original issue discount. The principal amount of the Additional Issuance Debenture accrues interest at the rate of 5% per annum, payable quarterly in cash (or if certain conditions are met, in stock at the Company’s option) on January 1, April 1, July 1 and October 1. The Additional Issuance Debenture is convertible at any time, in whole or in part, at Delafield’s option into shares of Common Stock at a conversion price equal to $7.50 (subject to adjustment) (the “Conversion Price”). If the volume weighted average price of the Common Stock on any trading day is less than the then-current Conversion Price, Delafield may convert at a price per share equal to a twenty two and one half percent (22.5%) discount to the lowest trading price of the Common Stock in the ten trading days prior to the date of conversion.

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

Pursuant to the September Letter Agreement, the maturity date of the Additional Issuance Debenture was extended to December 15, 2017. The amount of principal outstanding under the Additional Issuance Debenture was $135,000 on September 30, 2017. As of November 6, 2017, all of the principal of the Additional Issuance Debenture had been converted into shares of Common Stock.

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

On December 22, 2016, we commenced a second GLP-compliant toxicity study for PRP. An animal group was administered low dosages intravenously, also over a 28-day period, after which the focus of the study expanded to medium and high dosages. On April 27, 2017, we announced the successful completion of this study. On August 2, 2017, we completed a GLP-compliant 28-day repeat-dose toxicity study and again observed no treatment related findings. This concluded the preclinical development phase of PRP and provides a safety margin for a dosage of PRP to be administered in future clinical trials. We currently intend to submit a clinical trial application in the United Kingdom in 2018.

Intellectual Property Updates

In June 2017, we received a written opinion from the Australian Patent Office relating to our Patent Cooperation Treaty (“PCT”) application. Specifically, we were notified that a majority of the claims we made concerning our combination of trypsinogen and chymotripinogen that comprises PRP were considered novel and several of them were considered inventive. The Australian Patent Office also found that the experimental data included in the application and the way it is presented adequately supported the pending claims.

In July 2017, we received notification of the acceptance of our lead patent application from the Chinese Patent Office.

Orphan Drug Designation

In June 2017, we were notified by the U.S. Food and Drug Administration (the “FDA”) that PRP had been granted orphan drug designation for the treatment of pancreatic cancer. Orphan drug designation may be granted by the FDA when a rare disease or condition is implicated and a potential treatment qualifies under the Orphan Drug Act and applicable FDA regulations. This qualifies us for various developmental incentives, including protocol assistance, the potential for research grants, the waiver of future application fees, and tax credits for clinical testing if we choose to host future clinical trials in the United States.

In October 2017, we submitted a request for a second orphan drug designation for PRP, this time for ovarian cancer. This request is pending before the FDA.

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

The structure of these financings have been virtually identical in each instance: in each financing, we issue two promissory notes, each in the same principal amount. The first note is funded by Eagle Equities in cash and the second note is initially paid for by an offsetting promissory note issued by Eagle Equities to us. However, the second note must also be cash funded prior to any conversion. The second note, which we refer to as the back-end note and its offsetting promissory note are subject to cancellation if certain conditions are not met.

All outstanding principal and interest under the various promissory notes we have issued is due and payable upon their respective maturity dates, which is typically one year from the date of issuance. The amounts cash funded under these notes are convertible into shares of our common stock at a 60% discount to its closing bid price over the prior 10 trading days, pursuant to the terms of the notes. While the first notes may be prepaid within 180 days of their issuance dates, with certain penalties, the back-end notes may not be prepaid.

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes and the notes will begin to accrue interest at a highly inflated rate. Further, certain events for default may trigger penalty and liquidated damages provisions.

On April 11, 2017, the Company received full payment of the October 31, 2016 and the December 12, 2016 back-end notes it issued to Eagle Equities, in the principal amounts of $100,000 each. On May 4, 2017, the Company received full payment of the December 21, 2016 back-end note, in the amount of $157,500, and partial payment of the January 30, 2017 back-end note in the amount of $40,000. On June 3, 2017, the Company received the balance of the payment of the January 30, 2017 note, or $190,000. On July 5 2017, the Company received the balance of the payment of the March 1, 2017 back-end note, or $220,500. On September 14, 2017 the Company received full payment of the August 8 back-end note or $200,000. As a result, all of the back-end notes the Company issued to Eagle Equities are no longer subject to cancellation.

The total principal amount due and outstanding to Eagle Equities as of September 30, 2017 is $1,623,500.

GS Capital Financings

On May 26, 2017, we entered into a Securities Purchase Agreement with GS Capital Partners, LLC (“GS Capital”), pursuant to which GS Capital purchased for cash an 8% convertible redeemable junior subordinated promissory note in the principal amount of $160,000. The note matures on May 17, 2018, upon which any outstanding principal and interest becomes due and payable. The note may be prepaid with certain penalties within 180 days of issuance. Commencing on November 17, 2017, the amount of principal and accrued interest under the note are convertible into our common stock at a conversion price equal to 62% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events.

On July 24, 2017 and September 21, 2017, we entered into additional Securities Purchase Agreements with GS Capital pursuant to which GS Capital purchased four 8% convertible redeemable junior subordinated promissory notes. The structure of these two rounds of financing and the terms of the promissory notes issued are substantially similar to that of the Eagle Equities financings described above, except that the conversion discount is 62% of the closing bid price of our common stock over the prior 10 trading days. The first notes issued by us to GS Capital in each round of financing may be prepaid without penalty. The second note may not be prepaid, although if either of the first notes is redeemed within six months of its issuance date, the second note will be cancelled.

The total principal amount due and outstanding to GS Capital as of September 30, 2017 is $480,000.

Consulting Agreements

On August 10, 2017, the Company entered into an agreement, retroactive to May 16, 2017, with Regal Consulting LLC, a Delaware limited liability company (the “Consultant”), pursuant to which the Consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 10% junior subordinated convertible note (the “Consulting Note”). The sum cash funded under this note is convertible into shares of our common stock at the lesser of $1.50 or a 65% discount to the three lowest trades in the 10 trading days prior to the conversion. This note may not be prepaid without the written consent of the Consultant. The agreement had a three-month term and expired on August 16, 2017. The total principal amount due as of September 30, 2017 was $310,000.

Previously, on November 18, 2016, the Company had entered into a substantially similar agreement with the Consultant whereby the Company issued two 10% convertible junior subordinated promissory notes in the principal amounts of $250,000 each, both of which will mature in two years. The amounts cash funded under these notes are convertible into shares of our common stock at the lesser of $2.50, adjusted for the reverse stock split we effected in April 2017, or a 65% discount to the three lowest trades in the 10 trading days prior to the conversion. These notes may not be prepaid without the written consent of the Consultant. This agreement had a six-month term. The total principal amount due as of September 30, 2017 for these notes was $370,000.

The total principal amount due and outstanding to the Consultant as of September 30, 2017 is $680,000.

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

For the Three Months Ended September 30, 2017 compared to the Three Months Ended September 30, 2016

Revenue

For the three months ended September 30, 2017 and 2016, we generated no revenue because we are currently undertaking research and development activities for market approval and there were no sales generated in this period.

Administration Expenses

Administration expenses decreased to $631,406 for the three months ended September 30, 2017 as compared with $1,004,503 for the three months ended September 30, 2016. This decrease is attributable to a decrease in stock based expense of approximately $400,000, which is related to a grant of stock options to our directors in April 2016.

Occupancy Expense

Occupancy expense increased by $233 to $8,830 for the three months ended September 30, 2017. The increase relates to the fluctuation in foreign currency exchange rates.

Research and Development Expenses

Research and development expenses were $563,739 for the three months ended September 30, 2017 as compared with $161,197 for the three months ended September 30, 2016. The increase in research and development expenses is primarily related to an increase in clinical development expenses for PRP, as the raw material purification, process development and commencement of GMP manufacturing of the finished drug product intended for use in future First-In-Human studies began in earnest in October 2017.

Interest Expense/Income

Interest expense increased to $892,432 for the three months ended September 30, 2017 as compared with $471,387 for the three months ended September 30, 2016, related to the increase in outstanding indebtedness of $4,106,866 between September 30, 2016 and September 30, 2017. Interest expense is primarily comprised of $214,000 debt discount amortization and $610,000 in accretion of put premium. This increase is primarily attributable to lower amortization of debt discount offset by higher accretion amounts of convertible notes with discounted debt features during the three months ended September 30, 2017.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased by $339,099 from $30,274 for the three months ended September 30, 2017 to $369,373 for the three months ended September 30, 2016. This decrease is primarily attributable to an increase in the issuance of convertible notes with repricing options and variable conversion pricing.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain decreased to $133,792 for the three months ended September 30, 2017 as compared to $173,989 for the three months ended September 30, 2016. The decrease in foreign currency transaction gain is primarily attributable to a weaker Australian Dollar compared to the US Dollar during the three months ended September 30, 2017 as compared to the three months ended September 30, 2016.

Net loss

Net loss increased to $1,923,743 for the three months ended September 30, 2017 as compared with $1,101,969 for the three months ended September 30, 2016. The increase is primarily attributable to an approximately $421,000 increase in interest expense and an approximately $403,000 increase in research and development costs as well as the net effect of fluctuations within changes in fair value of derivative liabilities and foreign currency transactions gains.

Liquidity and Capital Resources

	For the Three Months Ended September 30,
	2017	2016
Net cash used in operating activities	$(785,668)	$(683,598)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$894,000	$614,286
Effect of exchange rate changes on cash	$(34,810)	$(26,845)

Net cash used in operations was $785,668 for the three months ended September 30, 2017 compared to $683,598 for the three months ended September 30, 2016. This fluctuation relates to an increase in the issuance of convertible debt for services rendered of $310,000, offset by a decrease in the amortization of stock option expense paid to an officer and director and fluctuations in changes in foreign currency transaction gains and losses, changes related to the valuation of new derivative liabilities and the revaluation of existing derivative liabilities in the three months ending September 30, 2017.

Cash flows provided by financing activities for the three months ended September 30, 2017 were $894,000 compared to $614,286 for the three months ended September 30, 2016. During the three months ended September 30, 2017, we had proceeds from convertible promissory notes of $894,000. During the three months ended September 30, 2016, we had proceeds from convertible promissory notes of approximately $150,000 and proceeds from the exercise of warrants of approximately $464,000.

The effect of the exchange rate on cash resulted in a $34,810 negative adjustment to cash flows in the three months ending September 30, 2017 compared to a negative adjustment of $26,845 to cash flows in the three months ending September 30, 2016. The reason for the fluctuation is due to the application of translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

We have substantial capital resource requirements and have incurred significant losses since inception. As of September 30, 2017, we had $142,565 in cash. Based upon our current business plans, we will need considerable cash investments to be successful. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next twelve (12) months. If we are unable to raise sufficient capital, this may affect our operations and ability to complete ongoing activities in connection with our research and development programs.

Related Party Transactions

Since inception, Propanc Health Group Corporation has conducted transactions with directors and director related entities. During the three months ended September 30, 2017 these transactions included the following:

As of September 30, 2017 and June 30, 2017, the Company owes former directors and a current director a total of $58,016 and $56,802, respectively, for money loaned to the Company throughout the years.

As of September 30, 2017 and June 30, 2017, the Company owes two directors a total of $35,957 and $35,204, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property.

On May 4, 2016 the Company entered into a five-year operating lease agreement with a related party with monthly rent of $3,300 AUD, inclusive of GST.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been an employee of ours since October 2015. Mrs. Nathanielsz receives an annual salary of $58,800 and is entitled to customary benefits.

Going Concern Qualification

We have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our Independent Registered Public Accounting Firm has included a “Going Concern Qualification” in their report for the years ended June 30, 2017 and 2016. In addition, we have negative working capital. The foregoing raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans include seeking additional capital or debt financing. There is no guarantee that additional capital or debt financing will be available when and to the extent required, or that if available, it will be on terms acceptable to us. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of September 30, 2017, we identified the following material weaknesses that still exist through the date of this report:

As of September 30, 2017 and as of the date of filing this report, we did not maintain effective controls over the disclosure control environment. Specifically, the Company lacks accounting personnel with technical knowledge in certain debt and equity transactions. Additionally, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed under Part I, Item 1A, “Risk Factors” in the Company’s Annual Report of Form 10-K for the year ended June 30, 2017, as filed with the SEC. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Shares issued for conversion of debt

As discussed in Note 5, over the last two years the Company has entered into agreements with multiple parties, pursuant to which we have issued convertible debt in return for cash financing or services. These counterparties include Delafield, Eagle Equities and the Consultant, each of whom has engaged in conversions of principal of their respective debt holdings, and in some instances accrued interest as well, into shares of common stock during the first quarter of fiscal 2018. The dates and amounts of these conversions are as follows:

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

On September 25, 2017, pursuant to a conversion notice, $20,000 of principal and $649 of interest was converted at $0.14 into 149,630 shares of common stock.

On September 26, 2017, pursuant to a conversion notice, $30,000 of principal was converted at $0.18 into 168,303 shares of common stock.

On September 26, 2017, pursuant to a conversion notice, $20,000 of principal and $1,716 of interest was converted at $0.15 into 145,257 shares of common stock.

The shares of common stock issued upon conversion of the convertible debt were sold without registration in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On November 3, 2017, the Company entered into a Securities Purchase Agreement (the “Eagle SPA”) dated as of October 25, 2017, with Eagle Equities, LLC (“Eagle Equities”), pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $200,000. The first note (the “First Note”) was funded with cash and the second note (the “Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “Note Receivable”). The terms of the Eagle Back-End Note require cash funding prior to any conversion thereunder. The Note Receivable is due June 25, 2018, unless certain conditions are not met, in which case both the Eagle Back-End Note and the Note Receivable may both be cancelled. Both the First Note and the Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the First Note and the Eagle Back-End Note are convertible into common stock, par value $0.001 (the “Common Stock”), of the Company at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events.

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

Item 6. Exhibits.

Exhibit Number	Description
3.1.1	Certificate of Amendment to Certificate of Incorporation effective as of April 20, 2017, incorporated by reference to Exhibit 3.1.1 to the Current Report on Form 8-K filed on April 26, 2017.

3.1.2	Certificate of Amendment to Certificate of Incorporation effective as of April 20, 2017, incorporated by reference to Exhibit 3.1.2 to the Current Report on Form 8-K filed on April 26, 2017.

4.1	8% Convertible Redeemable Junior Subordinated Note due July 24, 2018 issued to GS Capital, LLC, dated July 24, 2017, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on July 28, 2017

4.2

8% Convertible Redeemable Junior Subordinated Back End Note due July 24, 2018 issued to GS Capital, LLC, dated July 24, 2017, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on July 28, 2017.

4.3	Collateralized Secured Promissory Note (Bank End Note) due March 24, 2018, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on July 28, 2017

4.4	8% Convertible Redeemable Junior Subordinated Note due August 8, 2018 issued to Eagle Equities, LLC, dated August 9, 2017, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed on August 15, 2017

4.5

8% Convertible Redeemable Junior Subordinated Back End Note due August 8, 2018 issued to Eagle Equities, LLC, dated August 9, 2017, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed on August 15, 2017

4.6	Collateralized Secured Promissory Note (Bank End Note) due April 8, 2018, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed on August 15, 2017

4.7	10% Per Annum, $310,000 Junior Subordinated Convertible Note issued to Regal Consulting LLC, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K filed on August 15, 2017

4.8

8% Convertible Redeemable Junior Subordinated Note due September 12, 2018 issued to GS Capital, LLC, dated September 13, 2017, incorporated by reference to Exhibit 4.20 to the Annual Report on Form 10-K filed on September 28, 2017

4.9	8% Convertible Redeemable Junior Subordinated Back End Note due September 12, 2018 issued to GS Capital, LLC, incorporated by reference to Exhibit 4.21 to the Annual Report on Form 10-K filed on September 28, 2017

4.10*	8% Convertible Redeemable Junior Subordinated Note due October 25, 2018 issued to Eagle Equities, LLC, dated November 3, 2017.

4.11*	8% Convertible Redeemable Junior Subordinated Back End Note due October 25, 2018 issued to Eagle Equities, LLC, dated November 3, 2017.

4.12*	Collateralized Secured Promissory Note (Bank End Note) due June 25, 2018.

10.1

Securities Purchase Agreement by and between the Company and GS Capital Partners, LLC, dated July 24, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on July 28, 2017.

10.2	Securities Purchase Agreement by and between the Company and GS Capital Partners, LLC, dated July 24, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on July 28, 2017.

10.3	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of August 8, 2017, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on August 15, 2017.

10.4

Consulting Agreement dated as of May 16, 2017 and entered into on August 10, 2017 between the Company and Regal Consulting LLC, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on August 15, 2017.

10.5

Securities Purchase Agreement by and between the Company and GS Capital, LLC, dated as of September 12, 2017, incorporated by reference to Exhibit 10.26 to the Annual Report on Form 10-K filed on September 28, 2017.

10.6

Letter Agreement dated September 30, 2017 by and between the Company and Delafield Investments Limited, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 2, 2017.

10.7*	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of October 25, 2017.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Date: November 9, 2017	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer, Chief Financial
Officer and Chief Accounting Officer

