Form 10-Q
period 2017-12-31
Propanc Biopharma, Inc.
filed 2018-02-09
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 21,180,587 shares of common stock, $0.001 par value per share, were outstanding as of February 8, 2018.

PROPANC BIOPHARMA INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

December 31, 2017

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim consolidated financial statements of Propanc Biopharma, Inc., formerly known as Propanc Health Group Corporation are included in this quarterly report on Form 10-Q:

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	December 31, 2017	June 30, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$112,496	$69,043
GST tax receivable	4,386	8,111
Prepaid expenses and other current assets	-	4,822

TOTAL CURRENT ASSETS	116,882	81,976

Security deposit - related party	2,345	2,303
Property and equipment, net	9,854	10,790

TOTAL ASSETS	$129,081	$95,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,439,162	$483,513
Accrued expenses and other payables	188,903	477,347
Convertible notes and related accrued interest, net of discounts and premiums	4,417,450	3,479,845
Loans payable	2,345	2,303
Embedded conversion option liabilities	1,001,715	877,403
Warrant derivative liability	143	3,769
Due to directors - related parties	35,842	35,204
Loans from directors and officer - related parties	57,831	56,802
Employee benefit liability	135,010	120,634

TOTAL CURRENT LIABILITIES	7,278,401	5,536,820

Commitments and Contingencies (See Note 7)	-	-

STOCKHOLDERS’ DEFICIT:
Series A preferred stock, $0.01 par value; 1,500,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	5,000	5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 and 1 share issued and outstanding as of December 31, 2017 and June 30, 2017, respectively	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized; 17,693,284 and 4,578,284 shares issued; 17,668,806 and 4,553,806 outstanding as of December 31, 2017 and June 30, 2017, respectively	17,693	4,578
Additional paid-in capital	35,555,722	32,980,420
Accumulated other comprehensive loss	(312,013)	(141,749)
Accumulated deficit	(42,369,245)	(38,243,523)
Treasury stock	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(7,149,320)	(5,441,751)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$129,081	$95,069

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2017	2016	2017	2016

REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	395,442	1,735,893	1,026,848	2,740,396
Occupancy expenses	6,899	5,991	15,729	14,588
Research and development	1,034,729	167,202	1,598,468	328,399
TOTAL OPERATING EXPENSES	1,437,070	1,909,086	2,641,045	3,083,383

LOSS FROM OPERATIONS	(1,437,070)	(1,909,086)	(2,641,045)	(3,083,383)

OTHER INCOME (EXPENSE)
Interest expense	(486,754)	(1,255,627)	(1,379,186)	(1,727,014)
Interest income	39	5	67	13
Change in fair value of derivative liabilities	(260,045)	(38,980)	(229,771)	330,393
Gain (loss) on debt settlements, net	28,244	(131,902)	36,814	(131,557)
Loss on extinguishment of debt	(83,727)	-	(83,727)	-
Foreign currency transaction loss	(142,944)	(425,323)	(9,152)	(251,334)
TOTAL OTHER INCOME (EXPENSE)	(945,187)	(1,851,827)	(1,664,955)	(1,779,499)

LOSS BEFORE INCOME TAXES	(2,382,257)	(3,760,913)	(4,306,000)	(4,862,882)

TAX BENEFIT	180,278	-	180,278	-

NET LOSS	$(2,201,979)	$(3,760,913)	$(4,125,722)	$(4,862,882)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.20)	$(1.13)	$(0.49)	$(1.52)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	10,955,901	3,327,023	8,399,687	3,198,135

NET LOSS	$(2,201,979)	$(3,760,913)	$(4,125,722)	$(4,862,882)

OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation gain (loss)	19,329	481,717	(170,264)	256,898

TOTAL OTHER COMPREHENSIVE LOSS	19,329	481,717	(170,264)	256,898

TOTAL COMPREHENSIVE LOSS	$(2,182,650)	$(3,279,196)	$(4,295,986)	$(4,605,984)

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2017	2016

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,125,722)	$(4,862,882)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	40,419	437,235
Issuance of convertible promissory notes for services	310,000	250,000
Warrant modification expense	-	23,495
Gain on settlement of accounts payable	(36,814)	131,900
Foreign currency transaction loss	9,152	251,334
Depreciation expense	1,128	1,091
Amortization of debt discount	400,284	1,371,171
Change in fair value of derivative liabilities	229,771	(330,393)
Loss on extinguishment of debt	83,727	-
Stock option expense	329,761	989,285
Accretion of put premium	876,462	319,103
Changes in Assets and Liabilities:
GST receivable	3,862	19,047
Prepaid expenses and other assets	4,897	-
Prepaid expenses and other assets - related parties	-	2,262
Accounts payable	952,931	85,790
Accounts payable - related parties	-	80,089
Employee benefit liability	12,160	11,765
Payment for security deposit	-	1,659
Accrued expenses	(265,568)	199,295
Accrued interest	102,224	14,126
NET CASH USED IN OPERATING ACTIVITIES	(1,071,326)	(1,004,628)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	1,274,000	495,000
Proceeds from the exercise of warrants	-	464,285
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,274,000	959,285

Effect of exchange rate changes on cash	(159,221)	(32,809)

NET INCREASE (DECREASE) IN CASH	43,453	(78,152)

CASH AT BEGINNING OF PERIOD	69,043	121,070
CASH AT END OF PERIOD	$112,496	$42,918

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Cancellation of shares for convertible note payable	$-	$112,500
Reduction of put premium related to conversions of convertible note	$337,437	$89,591
Conversion of convertible notes and accrued interest to common stock	$1,377,928	$577,984
Discounts related to warrants issued with convertible debenture	$-	$910,178
Discounts related to derivative liability	$310,000	$400,000

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

The Company has filed six patent applications relating to its lead product, PRP. The first application was filed in October 2010 in each of the countries listed in the table below. This application has been granted and remains in force in the United States, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore and South Africa. In Brazil, Canada, Hong Kong, Malaysia, Mexico and South Korea, the patent application remains under examination. The Europe patent application has recently been accepted.

In 2016 and 2017 we filed other patent applications, as indicated below. Three applications were filed under the Patent Cooperation Treaty (the “PCT”). The PCT assists applicants in seeking patent protection by filing one international patent application under the PCT, applicants can then seek protection for an invention in over 150 countries. Once national or regional applications are filed, the application is placed under the control of the national or regional patent offices, as applicable, in what is called the national or regional phase.

No.	Title	Country	Case Status	Date Filed
1.	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic reduction agent.	USA, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore and South Africa	Granted	Oct-22-2010
		Brazil, Canada, Hong Kong, India, Malaysia, Mexico, Republic of Korea	Under Examination

		Europe	Accepted

2.	Proenzyme composition	PCT	Application filed and pending	Nov-11-2016

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(unaudited)

3.	Cancer Treatment	PCT	Application filed and pending	Jan-27-2017

4.	Composition of proenzymes for cancer treatment	PCT	Application filed and pending	Apr-12-2017

The Company hopes to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer by filing additional patent applications as it advances its lead product candidate, PRP, through various stages of development.

On April 20, 2017, the Company filed a certificate of amendment to its certificate of incorporation whereby the Company (i) decreased the number of authorized shares of common stock, par value $0.001 per share (the “Common Stock”) to 100,000,000 (ii) decreased the number of authorized shares of preferred stock to 1,500,005 and (iii) effected a one-for-two hundred and fifty (1:250) reverse stock split of its issued and outstanding shares of Common Stock. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans, including all share and per-share data, for all amounts and periods presented in the unaudited consolidated financial statements.

Effective January 23, 2018, the stockholders have authorized an increase in the number of authorized shares of the Company’s common stock from 100,000,000 to 400,000,000.

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the six months ended December 31, 2017 and 2016 and cash flows for the six months ended December 31, 2017 and 2016 and our financial position at December 31, 2017 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(unaudited)

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

As of December 31, 2017 and June 30, 2017, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the unaudited consolidated financial statements were as follows:

	December 31, 2017	June 30, 2017
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.7815	0.7676

Average exchange rate for the period
USD : AUD exchange rate	0.7795	0.7544

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the six months ended December 31, 2017 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2017	$(141,749)
Foreign currency translation loss	(170,264)
Ending balance, December 31, 2017	$(312,013)

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Also see Note 10 - Derivative Financial Instruments.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of December 31, 2017 or June 30, 2017.

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

DECEMBER 31, 2017

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

As of December 31, 2017 and June 30, 2017, the Company was owed $4,386 and $8,111, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

Derivative Instruments

ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings. On the date of conversion of debt, the Company records the fair value of the conversion shares, removes the fair value of the related derivative liability, removes any discounts and records a net gain or loss on debt extinguishment.

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

DECEMBER 31, 2017

(unaudited)

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the six months ended December 31, 2017 and December 31, 2016 were $1,598,468 and $328,399, respectively.

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

During the six months ended December 31, 2017 and 2016, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $180,278 and $0 respectively, which is reflected as a tax benefit in the accompanying consolidated statements of operations and comprehensive income (loss).

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. As of December 31, 2017 there were 149,517 warrants outstanding, 572,000 stock options and 18 convertible notes payable that are convertible into 47,599,059 common shares, respectively which are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(unaudited)

Recently Adopted Accounting Pronouncements

Certain FASB Accounting Standard Updates (“ASU”) that are not effective until after December 31, 2017 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations. The Company is evaluating or has implemented the following at December 31, 2017:

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, and contemplate continuation of the Company as a going concern. For the six months ended December 31, 2017, the Company had no revenues, had a net loss of $4,125,722 and had net cash used in operations of $1,071,326. Additionally, as of December 31, 2017, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $7,161,519, $7,149,320 and $42,369,245, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

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

NOTE 3 – DUE TO DIRECTORS - RELATED PARTIES

Due to directors - related parties represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at December 31, 2017 and June 30, 2017 is $35,842 and $35,204, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(unaudited)

NOTE 4 – LOANS AND NOTES PAYABLE

Loans from Directors and Officer - Related Parties

Loans from Directors and Officer at December 31, 2017 and June 30, 2017 were $57,831 and $56,802, respectively. The loans bear no interest and are all past their due date and in default. The Company did not repay any amount on these loans during the six months ended December 31, 2017.

Other Loans from Unrelated Parties

As of December 31, 2017 and June 30, 2017, other loans from unrelated parties had a balance of $2,345 and $2,303, respectively. The Company did not repay any money toward these loans and a foreign currency transaction loss of $42 was recorded in connection with these loans for the six months ended December 31, 2017.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes at December 31, 2017 were as follows:

Convertible notes and debenture	$3,194,381
Unamortized discounts	(421,812)
Accrued interest	130,021
Premium	1,514,860
Convertible notes, net	$4,417,450

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

During the six months ended December 31, 2017, the Purchaser converted $380,090 of principal into shares of the Company’s Common Stock (See Note 6). Total principal outstanding as of December 31, 2017 is $340,181. Accrued interest as of December 31, 2017 was $3,913 and was accrued in connection with a letter agreement revising the original terms of the agreement as documented below, which after multiple amendments has a due date of December 15, 2017. On January 2, 2018 all $490,181in remaining principal and related accrued interest under the Debenture were paid in full (see Note 11). The above conversions relate to additional proceeds received under the Debenture as documented below.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(unaudited)

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

DECEMBER 31, 2017

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

Additional Issuance Debenture

As of September 13, 2016, the Company entered into an Additional Issuance Agreement (the “Additional Issuance Agreement”) with the Purchaser pursuant to the Purchase Agreement. Pursuant to the Additional Issuance Agreement, Delafield agreed to loan an additional $150,000 in exchange for a 5% Original Issue Discount Senior Secured Convertible Debenture of the Company in the principal amount of $165,000 (the “Additional Issuance Debenture”). An aggregate total of $199,585 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of December 31, 2017, all $165,000 in outstanding principal under the Additional Issuance Debenture along with $8,250 of accrued interest was fully converted (see Note 6).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

The Additional Issuance Debenture was originally scheduled to mature on September 13, 2017 but, as described below, the maturity date was extended to December 15, 2017. As of December 31, 2017, the outstanding principal under the Additional Issuance Debenture along with $8,250 of accrued interest was fully converted (see Note 6).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Pursuant to the December Letter Agreement, the 50,000 restricted shares held by the Purchaser pursuant to its August 2016 exercise of such shares under the first tranche of the Five Month Warrant at a purchase price of $3.00 per share or $150,000 in the aggregate, were redeemed by the Company at a fair value of $112,500 upon the issuance and in exchange for an 8% convertible redeemable promissory note in the principal amount of $150,000 (the “Delafield Note”) due December 2, 2018. The Company recorded a $37,500 loss on settlement related to the cancellation of shares and issuance of the note. The note matures two years from the issuance date at which time any outstanding principal and interest is then due and payable. The Delafield Note is convertible into shares of Common Stock at a conversion price equal to 65% of the average of the three lowest closing bid prices of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The Delafield Note may be prepaid at any time at 135% of the principal amount plus any accrued interest. Upon an event of default, principal and accrued interest will become immediately due and payable and interest will accrue at a default interest rate of 18% per annum or the highest rate of interest permitted by law. This convertible notes is treated as stock settled debt under ASC 480 and accordingly the Company recorded an $80,769 put premium. As of December 31, 2017, the Company recorded accrued interest of $12,986 and the $150,000 remained outstanding.

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

March Letter Agreement

On March 17, 2017, the Company entered into a Letter Agreement (the “March Letter Agreement”) with the Purchaser pursuant to which the parties have agreed to revise certain terms of the Debenture. The Company and the Purchaser have agreed to extend the maturity date of the Debenture to September 30, 2017. In consideration for the extension of the maturity date, the Company began incurring interest on the aggregate unconverted and outstanding principal amount of the debenture as of February 28, 2017 ($911,294) based on the terms of the original debenture. Interest began accruing on February 28, 2017 and will accrue through and including December 31, 2017.

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

The Purchaser further agreed that it would take no action to convert any further principal balance of the Debenture or sell any shares of the Company’s Common Stock until the earliest of April 10, 2017, or one trading day after the Company had anticipated effecting its planned reverse stock split at a ratio of 1-for-250.

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

DECEMBER 31, 2017

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

The total principal amount outstanding under the above Delafield Financing Agreements, specifically the Debenture, as amended, the Additional Issuance Debenture and the Delafield Note was $490,181 as of December 31, 2017 and accrued interest totalled $16,899. On January 2, 2018 the debt was purchased and the $490,181 principal balance and accrued interest of $16,899 was paid in full (see Note 11).

Eagle Equities Finance Agreements

December 12, 2016 Securities Purchase Agreement

On December 12, 2016, the Company entered into a Securities Purchase Agreement, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $100,000. The first note (the “December 12 Note”) was funded with cash and the second note (the “December 12 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “December 12 Note Receivable”). The terms of the December 12 Eagle Back-End Note require cash funding prior to any conversion thereunder. The December 12 Note Receivable is due December 12, 2017, unless certain conditions are not met, in which case both the December 12 Eagle Back-End Note and the December 12 Note Receivable may both be cancelled. Both the December 12 Note and the December 12 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the December 12 Note and the December 12 Eagle Back-End Note are convertible into Common Stock at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On April 11, 2017, the Company received payment of the December 12 Note Receivable in the amount of $100,000 that offset the December Eagle Back-End Note. Proceeds from the Note Receivable of $5,000 were paid directly to legal fees resulting in net cash proceeds of $95,000 received by the Company. As a result, the December 12 Eagle Back-End Note is now convertible. The December 12 Note and the December 12 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $66,667 as each of the notes were funded. The Company has recorded $2,075 of accrued interest on the December 12 Note and total principal outstanding as of December 31, 2017 was $25,200 as $74,800 was converted in the six months ended December 31, 2017 (see Note 6). The Company has recorded $4,471 of accrued interest on the December 12 Eagle Back-End Note as of December 31, 2017 and total principal outstanding on the December 12 Eagle Back-End Note as of December 31, 2017 was $100,000.

Neither the December 12 Note nor the Eagle Back-End Note may be prepaid.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(unaudited)

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

December 21, 2016 Securities Purchase Agreement

On December 21, 2016, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $157,500. The first note (the “December 21 Note”) was funded with cash and the second note (the “December 21 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “December 21 Note Receivable”). The terms of the December 21 Eagle Back-End Note require cash funding prior to any conversion thereunder. The December 21 Note Receivable is due December 21, 2017, unless certain conditions are not met, in which case both the December 21 Eagle Back-End Note and the December 21 Note Receivable may both be cancelled. Both the December 21 Note and the December 21 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the December 21 and the December 21 Eagle Back-End Note are convertible into common stock at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On May 4, 2017, the Company received payment of the December 21 Note Receivable in the amount of $157,500 that offset the December 21 Eagle Back-End Note. Proceeds from the Note Receivable of $7,500 were paid directly to legal fees resulting in net cash proceeds of $150,000 received by the Company. As a result, the December 21 Back-End Note is now convertible. The December 21 Note and the December 21 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $105,000 as each of the notes were funded. As of December 31, 2017, the outstanding principal under the December 21 Note and the December 21 Back-End Note along with $7,773 and $5,656, respectively, of accrued interest was fully converted (see Note 6) and the repayments resulted in a full reduction of the put premiums.

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

January 27, 2017 Securities Purchase Agreement

On January 27, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $230,000. The first note (the “January Note”) was funded with cash and the second note (the “January Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “January Note Receivable”). The terms of the January Eagle Back-End Note require cash funding prior to any conversion thereunder. The January Note Receivable is due September 27, 2017, unless certain conditions are not met, in which case both the January Eagle Back-End Note and the January Note Receivable may both be cancelled. Both the January Note and the January Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the January Note and the January Eagle Back-End Note are convertible into Common Stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On May 4, 2017, the Company received a partial payment of the January Note Receivable in the amount of $40,000 and on June 3, 2017 the balance of $190,000 was funded, of which $11,250 was paid directly to legal fees. As a result, the January Eagle Back-End Note is now convertible. The January Note and the January Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company is recording a put premium of $153,333 as each of the notes were funded. The Company has recorded $17,089 of accrued interest as of December 31, 2017 for the January Note and total principal outstanding under the January Note as of December 31, 2017 was $230,000. The Company has recorded $10,950 of accrued interest as of December 31, 2017 for the January Eagle Back-End and total principal outstanding under the January Eagle Back-End Note as of December 31, 2017 was $230,000.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

March 1, 2017 Securities Purchase Agreement

On March 1, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $220,500. The first note (the “March Note”) was funded with cash and the second note (the “March Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “March Note Receivable”). The terms of the March Eagle Back-End Note require cash funding prior to any conversion thereunder. Both the March Note and the March Eagle Back-End Note have a maturity date of March 1, 2018, upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the March Note and the March Eagle Back-End Note are convertible into Common Stock, of the Company at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On July 5, 2017, the Company received payment of the March Note Receivable in the amount of $220,500 that offset the March Eagle Back-End Note. Proceeds from the Note Receivable of $10,500 were paid directly to legal fees resulting in net cash proceeds of $210,000 received by the Company. As a result, the March Eagle Back-End Note is now convertible. The March Note and the March Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $147,000 as each of the notes were funded. The Company has recorded $11,293 of accrued interest as of December 31, 2017 for the March Note and total principal outstanding as of December 31, 2017 under the March Note was $168,500 as $52,000 was converted during the six months ended December 31, 2017 (see Note 6). The Company has recorded $8,699 of accrued interest as of December 31, 2017 for the March Eagle Back-End Note and total principal outstanding as of December 31, 2017 under the March Eagle Back-End Note was $220,500.

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

August 9, 2017 Securities Purchase Agreement

On August 9, 2017, the Company entered into a Securities Purchase Agreement dated as of August 8, 2017, with Eagle Equities, LLC, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $200,000. The first note (the “August Note”) was funded with cash and the second note (the “August Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “August Note Receivable”). The terms of the August Eagle Back-End Note require cash funding prior to any conversion thereunder. The August Note Receivable is due August 8, 2018, unless certain conditions are not met, in which case both the August Eagle Back-End Note and the August Note Receivable may both be cancelled. Both the August Note and the August Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the August Note and the August Eagle Back-End Note are convertible into Common Stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On September 14, 2017, the Company received payment of the August Note Receivable in the amount of $200,000 that offset the August Eagle Back-End Note. Proceeds from the Note Receivable of $10,000 were paid directly to legal fees resulting in net cash proceeds of $190,000 received by the Company. As a result, the August Eagle Back-End Note is now convertible. The August Note and the August Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $133,333 as each of the notes were funded. The Company has recorded $6,400 of accrued interest as of December 31, 2017 for the August Note and total principal outstanding as of December 31, 2017 under the August Note was $200,000. The Company has recorded $4,778 of accrued interest as of December 31, 2017 for the August Eagle Back-End Note and total principal outstanding as of December 31, 2017 under the August Eagle Back-End Note was $200,000.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

October 25, 2017 Securities Purchase Agreement

On November 3, 2017, the Company entered into a Securities Purchase Agreement dated as of October 25, 2017, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $200,000. The first note (the “October Note”) was funded with cash and the second note (the “October Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “October Note Receivable”). The terms of the October Eagle Back-End Note require cash funding prior to any conversion thereunder. The October Note Receivable is due June 25, 2018, unless certain conditions are not met, in which case both the October Eagle Back-End Note and the October Note Receivable may both be cancelled. Both the October Note and the October Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the October Note and the October Eagle Back-End Note are convertible into common stock, par value $0.001 (the “Common Stock”), of the Company at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On December 6, 2017, the Company received payment of the October Note Receivable in the amount of $200,000 that offset the October Eagle Back-End Note. Proceeds from the October Note Receivable of $10,000 were paid directly to legal fees resulting in net cash proceeds of $190,000 received by the Company. As a result, the October Eagle Back-End Note is now convertible. The October Note and the October Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $133,333 as each of the notes were funded. The Company has recorded $2,674 of accrued interest as of December 31, 2017 for the October Note and total principal outstanding as of December 31, 2017 under the October Note was $200,000. The Company has recorded $1,140 of accrued interest as of December 31, 2017 for the October Eagle Back-End Note and total principal outstanding as of December 31, 2017 under the October Eagle Back-End Note was $200,000.

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

The total principal amount outstanding under the above Eagle Equities finance agreements, specifically the December 12, 2016, December 21, 2016, January 27, 2017, the March 1, 2017, the August 9, 2017, and the October 25, 2017 agreements was $1,774,200 as of December 31, 2017 and accrued interest totaled $69,569.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(unaudited)

GS Capital Financing Agreements

May 26, 2017 Securities Purchase Agreement

On May 26, 2017, the Company entered into a Securities Purchase Agreement with GS Capital Partners, LLC (“GS Capital”), dated as of May 17, 2017, pursuant to which GS Capital purchased an 8% convertible redeemable junior subordinated promissory note in the principal amount of $160,000. The note has a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The note may be prepaid with certain penalties within 180 days of issuance. The amounts funded plus accrued interest are convertible at any time after 180 days into common stock at a conversion price equal to 62% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, including the date upon which the conversion notice was received by the Company, subject to adjustment in certain events. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $98,065 put premium. The Company has recorded $5,384 of accrued interest as of December 31, 2017. Total principal outstanding as of December 31, 2017 was $90,000 as $70,000 was converted during the six months ending December 31, 2017 (see Note 6).

July 24, 2017 Securities Purchase Agreement

On July 24, 2017, the Company entered into Securities Purchase Agreements, with GS Capital, pursuant to which GS Capital purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $160,000. The first note (the “July Note”) was funded with cash and the second note (the “July Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “July Note Receivable”). The terms of the July Back-End Note require cash funding prior to any conversion thereunder. The July Note Receivable is due March 24, 2018, unless certain conditions are not met, in which case both the July Back-End Note and the July Note Receivable may both be cancelled. Both the July Note and the July Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the July Note and the July Back-End Note are convertible into Common Stock of the Company at a conversion price equal to 62% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $98,065 put premium. The Company has recorded $5,646 of accrued interest as of December 31, 2017 for the July note. Total principal outstanding under the July Note as of December 31, 2017 was $160,000.

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

DECEMBER 31, 2017

(unaudited)

September 21, 2017 Securities Purchase Agreement

On September 21, 2017, the Company entered into Securities Purchase Agreements, with GS Capital, dated as of September 12, 2017, pursuant to which GS Capital purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $160,000. The first note (the “September Note”) was funded with cash and the second note (the “September Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “September Note Receivable”). The terms of the September Back-End Note require cash funding prior to any conversion thereunder. The September Note Receivable is due March 24, 2018, unless certain conditions are not met, in which case both the September Back-End Note and the September Note Receivable may both be cancelled. Both the September Note and the September Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the September Note and the September Back-End Note are convertible into Common Stock of the Company at a conversion price equal to 62% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $98,065 put premium. The Company has recorded $3,893 of accrued interest as of December 31, 2017 for the September Note. Total principal outstanding under the September Note as of December 31, 2017 was $160,000.

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

The Company issued the first $250,000 convertible note on November 18, 2016. This note is convertible at a conversion price of the lesser of $2.50 or 65% of the average of the three lowest 10 trading days prior to the conversion. An aggregate total of $255,757 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the year ended June 30, 2017, $27,500 of principal and accrued interest of $1,664 was converted into shares of the Company’s common stock. As of December 31, 2017, the outstanding principal balance of the note along with $19,639 of accrued interest was converted into shares of the Company’s Common Stock (See Note 6) and the repayment resulted in a full reduction of the put premium.

The Company issued the second $250,000 convertible note on February 16, 2017. This note is convertible at a conversion price of the lesser of $2.50 or 65% of the average of the three lowest 10 trading days prior to the conversion. An aggregate total of $409,416 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of December 31, 2017, the Company recorded accrued interest of $16,394 for this note. Total principal outstanding as of December 31, 2017 was $210,000 as $40,000 was converted during the six months ending December 31, 2017 (see Note 6).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(unaudited)

August 10, 2017 Consulting Agreement

On August 10, 2017, the Company entered into an agreement, retroactive to May 16, 2017, with the Consultant, pursuant to which the Consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 junior subordinated convertible note. The note accrues interest at a rate of 10% per annum and is convertible into common stock at the lesser of $1.50 or 65% of the three lowest trades in the ten trading days prior to the conversion. The note was fully earned upon signing the agreement and matures on August 10, 2019. This note may not be prepaid without the written consent of the Consultant. The Company accrued $155,000 related to this expense at June 30, 2017 and recorded the remaining $155,000 related to this expense in the six months ended December 31, 2017. Upon an event of default, principal and accrued interest will become immediately due and payable under the Consulting Note. Additionally, upon an event of default the note would accrue interest at a default interest rate of 18% per annum or the highest rate of interest permitted by law. The agreement had a three-month term and expired on August 16, 2017. An aggregate total of $578,212 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). The Company has recorded accrued interest for this note of $12,230 as of December 31, 2017. Total principal outstanding under this note as of December 31, 2017 was $310,000.

The Company recorded $310,000 of debt discounts related to the above note issuances during the six months ended December 31, 2017. The debt discounts are being amortized over the term of the debt.

Amortization of all debt discounts for the six months ended December 31, 2017 and 2016 was $400,284 and $1,371,171, respectively.

See Note 11 – Subsequent Events for information about financing post December 31, 2017.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The total number of preferred shares authorized and that may be issued by the Company is 1,500,005 preferred shares with a par value of $0.01. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed on December 9, 2014, 1,500,000 have been designated as Series A preferred stock, with a par value of $0.01 (“Series A Preferred Stock”), of which 500,000 are issued and outstanding as of December 31, 2017. Each holder of outstanding shares of Series A Preferred Stock shall be entitled to voting power equivalent to two shares of Common stock for each share of Series A Preferred Stock held and entitled to vote on all matters, except election or removal of directors of the Company, submitted to a vote of the stockholders of the Company.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed on June 16, 2015, up to five shares have been designated as Series B preferred stock, with a par value of $0.01 (“Series B Preferred Stock”) and 1 share is issued and outstanding at December 31, 2017. Each holder of outstanding shares of Series B Preferred Stock shall be entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company.

Common Stock:

Shares issued for services

On August 1, 2017, the Company received an invoice for $30,000 from a third party for six months of consulting services during the period of February 1, 2017 through July 31, 2017. The invoice is payable in shares of the Company’s common stock. The Company has recorded $25,000 in consulting fees related to this invoice for the year ended June 30, 2017 and the balance was recorded in the six months ended December 31, 2017. As of the date of filing, none of these shares have been issued.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(unaudited)

On May 10, 2017, the Company entered into a seven month agreement from May 10, 2017 through January 10, 2018, excluding August 2017, with a third party for growth strategy consulting services whereby the Company would issue and deliver to the third party, 7,500 shares of common stock per month as consideration for services. Shares will be valued on the 10th day of the month they are earned. The contract was terminated in September 2017 and as of December 31, 2017, the Company has recorded consulting fees for 15,000 shares related to two months of services or $9,844. As of the date of filing, no shares have been issued and the Company is negotiating a settlement with the consultant.

On December 29, 2017, the Company entered into a one-year consulting agreement with Alan Morell (the “Consultant”) for certain consulting, advisory and media services. As compensation for such services, the Company agreed to pay (i) an hourly fee of $950 per hour, for up to $71,250 of time-based services; (ii) $9,772 for the preparation of certain marketing materials; (iii) an upfront fee of 500,000 restricted shares of the Company’s common stock, with up to 750,000 additional shares to be issued on the six month anniversary of the date of the consulting agreement at the Company’s sole discretion, and (iv) a marketing bonus equal to 6% of the value of any: (x) business collaboration with the Company which is identified or introduced by the Consultant; or (y) joint venture, licensing, collaboration or similar monetization or strategic transaction (other than any capital-raising transaction) which is identified or introduced by the Consultant. The Company may, in its sole discretion, pay any of the aforementioned fees in cash or shares of the Company’s common stock. If such fees are paid in stock, the number of shares to be paid shall be calculated by dividing the dollar amount of time (or value of the transaction, as the case may be) invoiced in such pay period by, as of the applicable calculation date, the most recent price at which the Company has sold shares of its common stock (or securities convertible into common stock) in a bona fide public or private financing including third party investors. The Company valued the 500,000 shares based on the market price on the agreement date of $0.14 and will recognize $70,000 of consulting expense through the term of the agreement. For the six months ended December 31, 2017, the Company has recorded $576 related to this agreement. As of the filing of this report the 500,000 shares have not been issued.

During the six months ended December 31, 2017, The Company issued 130,000 shares of common stock that was recorded as issuable at June 30, 2017.

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

DECEMBER 31, 2017

(unaudited)

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

DECEMBER 31, 2017

(unaudited)

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

On October 27, 2017, pursuant to a conversion notice, $15,000 of principal was converted at $0.09 into 159,958 shares of common stock.

On October 30, 2017, pursuant to a conversion notice, $8,750 of principal and $352 of interest was converted at $0.07 into 144,475 shares of common stock.

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

On November 13, 2017 pursuant to a conversion notice, $11,000 in principal and $623 in interest was converted at $0.05 into 215,247 shares of common stock.

On November 15, 2017 pursuant to a conversion notice, $20,000 in principal and $2,443 in interest was converted at $0.06 into 383,641 shares of common stock.

On November 17, 2017 pursuant to a conversion notice, $15,000 in principal was converted at $0.07 into 215,054 shares of common stock.

On November 26, 2017 pursuant to a conversion notice, $20,000 in principal and $2,568 in interest was converted at $0.06 into 385,777 shares of common stock.

On November 27, 2017 pursuant to a conversion notice, $20,000 in principal and $1,196 in interest was converted at $0.05 into 392,510 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(unaudited)

On December 1, 2017 pursuant to a conversion notice, $20,000 in principal and $802 in interest was converted at $0.06 into 372,799 shares of common stock.

On December 6, 2017 pursuant to a conversion notice, $21,000 in principal and $1,297 in interest was converted at $0.05 into 412,914 shares of common stock.

On December 8, 2017 pursuant to a conversion notice, $9,900 in principal and $792 in interest was converted at $0.05 into 198,000 shares of common stock.

On December 8, 2017 pursuant to a conversion notice, $42,666 in principal was converted at $0.07 into 611,699 shares of common stock.

On December 11, 2017 pursuant to a conversion notice, $9,900 in principal and $799 in interest was converted at $0.05 into 198,122 shares of common stock.

On December 11, 2017 pursuant to a conversion notice, $27,000 in principal and $1,142 in interest was converted at $0.06 into 504,339 shares of common stock.

On December 11, 2017 pursuant to a conversion notice, $42,666 in principal was converted at $0.07 into 611,699 shares of common stock.

On December 15, 2017 pursuant to a conversion notice, $56,758 in principal was converted at $0.08 into 732,362 shares of common stock.

On December 18, 2017 pursuant to a conversion notice, $30,000 in principal and $2,467 in interest was converted at $0.07 into 478,859 shares of common stock.

On December 19, 2017 pursuant to a conversion notice, $23,000 in principal and $1,013 in interest was converted at $0.07 into 368,867 shares of common stock.

On December 21, 2017 pursuant to a conversion notice, $63,000 in principal was converted at $0.08 into 789,227 shares of common stock.

On December 22, 2017 pursuant to a conversion notice, $25,000 in principal and $2,078 in interest was converted at $0.06 into 429,806 shares of common stock.

The Company has 77,265,822 shares reserved for future issuances based on lender requirements at December 31, 2017.

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

The Company expensed $329,761 for these stock options during the six months ended December 31, 2017. The Company has unrecognized stock option expense of $324,385 as of December 31, 2017.

Warrants:

As of December 31, 2017, there were 149,517 warrants outstanding and exercisable with expiration dates commencing December 2018 and continuing through November 2020.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of December 31, 2017, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014 the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company has incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000, plus accrued interest. The Company recorded the penalties for all three years during the year ended June 30, 2017 and is negotiating a payment plan. The Company is current on all subsequent filings.

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

Future minimum operating lease commitments consisted of the following at December 31, 2017:

Fiscal Year Ended June 30,	Amount (USD)
Remainder 2018	$15,474
2019	$30,947
2020	$30,947
2021	$25,790

Rent expense for the six months ended December 31, 2017 and 2016 were $15,729 and $14,588, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(unaudited)

Amatsigroup Agreement

The Company entered into a Manufacturing Services Agreement (the “MSA”) and Quality Assurance Agreement (the “QAA”), each with an effective date of August 12, 2016, with Amatsigroup NV (“Amatsigroup”), formerly known as Q-Biologicals, NV, a contract manufacturing organization located in Belgium. Pursuant to the MSA, Amatsigroup will produce certain drug substances and product containing certain enzymes at its facility in Belgium. The Company will use these substances and products for development purposes, including but not limited to clinical trials. The MSA contemplates payment to Amatsigroup pursuant to a pre-determined fee schedule based on the completion of certain milestones that depend on our manufacturing requirements and final batch yield. The Company anticipates that its payments to Amatsigroup under the MSA will range between $2.5 million and $5.0 million over five years, with the majority of the expenditures occurring during the first two years of the MSA when the finished drug product is manufactured and released for clinical trials. The Company has incurred $1,592,963 of costs to date under the contract. The MSA shall continue for a term of six years unless extended by mutual agreement in writing. The Company can terminate the MSA early for any reason upon the required notice period, however, in such event, the pre-payment paid upon signing the MSA is considered non-refundable. The QAA sets forth the parties respective obligations and responsibilities relating to the manufacturing and testing of the products under the MSA. The agreements with Amatsigroup contain certain customary representations, warranties and limitations of liabilities, and confidentiality and indemnity obligations.

NOTE 8 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors. These transactions have included the following:

As of December 31, 2017 and June 30, 2017, the Company owed a current and former director a total of $57,831 and $56,802, respectively, for money loaned to the Company throughout the years. The loan balance owed at December 31, 2017 was not interest bearing (See Note 4).

As of December 31, 2017 and June 30, 2017, the Company owed its two current directors a total of $35,842 and $35,204, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 3).

Effective May 5, 2016, we entered into an agreement for the lease of our principal executive offices with North Horizon Pty Ltd., of which Mr. Nathanielsz and his wife are owners and directors. The lease has a five year term and provides for annual rental payments of $39,600 AUD, which includes $3,600 of goods and service tax for total payments of $198,000 AUD during the term of the lease. As of December 31, 2017, total payments of $132,000 AUD remain on the lease.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been an employee of ours since October 2015. Mrs. Nathanielsz receives an annual salary of $58,613 and is entitled to customary benefits.

According to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD, on a monthly basis for the purpose of acquiring and maintaining an automobile. For the six months ended December 31, 2017, a total of $20,956 in payments have been made with regards to the board resolution.

As per the unanimous written consent of the Board of Directors, on August 15, 2016, James Nathanielsz was granted a $250,000 bonus for accomplishments obtained while operating as the chief executive officer. A total of $130,000 in payments have been made in the year ended June 30, 2017. The remaining $120,000 was paid during the six months ended December 31, 2017.

NOTE 9 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through December 31, 2017.

Receivable Concentration

As of December 31, 2017 and June 30, 2017, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(unaudited)

Patent and Patent Concentration

The Company has filed six patent applications relating to its lead product, PRP. The Company’s lead patent application has been granted and remains in force in the United States, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore and South Africa. In Brazil, Canada, Europe, Malaysia, Mexico and South Korea, the patent application remains under examination.

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

Foreign Operations

As of December 31, 2017 and June 30, 2017, the Company’s operations are based in Australia.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of December 31, 2017, there has been no activity within this entity.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS and FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has 12,000 warrants and $860,181 of convertible debt, which are treated as derivative instruments outstanding at December 31, 2017.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at December 31, 2017 was $0.14. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at December 31, 2017 are indicated in the table that follows. The volatility was based on historical volatility at December 31, 2017, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants

December 31, 2017
Volatility	217.69%
Expected remaining term (in years)	.75
Risk-free interest rate	1.71%
Expected dividend yield	None

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(unaudited)

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended December 31, 2017)	December 31, 2017
Volatility	n/a	172.75% – 199.23%
Expected Remaining Term (in years)	n/a	.21 - 1.86
Risk Free Interest Rate	n/a	1.28% - 1.87%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31 2017:

		Quoted Prices	Significant
		in Active	Other	Significant
	Balance at	Markets for	Observable	Unobservable
	December 31, 2017	Identical Assets	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$1,001,715	$—	$—	$1,001,715
Fair value of liability for warrant derivative instruments	$143	$—	$—	$143
Total	$1,001,858	$—	$—	$1,001,858

The following is a roll forward for the six months ended December 31, 2017 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2017	$881,172
Effects of foreign currency exchange rate changes	60
Reductions due to conversions	(419,145)
Initial fair value of embedded conversion option derivative liability recorded as debt discount	310,000
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of embedded conversion option	268,212
Change in fair value included in statements of operations	(38,441)
Balance at December 31, 2017	$1,001,858

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(unaudited)

NOTE 11 – SUBSEQUENT EVENTS

Conversions

On January 2, 2018 pursuant to a conversion notice, $25,000 in principal and $1,178 in interest was converted at $0.07 into 402,121 shares of common stock.

On January 3, 2018 pursuant to a conversion notice, $25,200 in principal and $2,162 in interest was converted at $0.06 into 434,311 shares of common stock.

On January 4, 2018 pursuant to a conversion notice, $25,000 in principal and $1,372 in interest was converted at $0.07 into 398,854 shares of common stock.

On January 9, 2018 pursuant to a conversion notice, $40,000 in principal and $4,581 in interest was converted at $0.07 into 630,384 shares of common stock.

On January 12, 2018 pursuant to a conversion notice, $25,000 in principal and $1,233 in interest was converted at $0.08 into 345,396 shares of common stock.

On January 12, 2018 pursuant to a conversion notice, $7,500 in principal and $875 in interest was converted at $0.07 into 116,000 shares of common stock.

On January 26, 2018 pursuant to a conversion notice, $30,000 in principal and $1,793 in interest was converted at $0.09 into 353,259 shares of common stock.

On January 30, 2018 pursuant to a conversion notice, $40,000 in principal and $2,130 in interest was converted at $0.09 into 492,407 shares of common stock.

On February 4, 2018 pursuant to a conversion notice, $22,500 in principal and $2,650 in interest was converted at $0.08 into 314,571 shares of common stock.

December 29, 2017 Securities Purchase Agreement

The Company entered into an executory contract on December 29, 2017, whereby the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $532,435, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities at any time. The transactions closed on January 2, 2018.

The Note contains an original issue discount of $25,354 such that the purchase price is $507,081. The maturity date of the Note is December 29, 2018. The Note shall bear interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time.

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock as reported on the OTC Markets Group, Inc. quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities.

The Note may be prepaid with certain penalties until June 27, 2018.

The Company used all of the proceeds from the Note to pay off the remainder of its outstanding debt owed to Delafield Investments Limited, an affiliate of Magna Invests.

January 22, 2018 Securities Purchase Agreement

Effective January 22, 2018, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), pursuant to which Power Up purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $153,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Power Up. The transactions closed on January 25, 2018 and the Company received payment on January 29, 2018 in the amount of $153,000 of which $2,500 was paid directly to legal fees and $500 to Power Up for due diligence fees resulting in net cash proceeds of $150,000.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

(unaudited)

The maturity date of the Note is January 22, 2019 (the “Maturity Date”). The Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of common stock, but shall not be payable until the Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. An aggregate total of $175,754 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value.

Additionally, Power Up has the option to convert all or any amount of the principal face amount of the Note, starting on July 21, 2018 and ending on the later of the Maturity Date and the date the Default Amount, hereinafter defined, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the Note shall be $0.065, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $0.10, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $0.065. In the event Market Price is less than $0.10, the conversion price shall be the Variable Conversion Price. As defined in the Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

The Note may be prepaid within 180 days of issuance with certain penalties.

Authorized Share Increase

Effective January 23, 2018, the stockholders have authorized an increase in the number of authorized shares of the Company’s common stock from 100,000,000 to 400,000,000.

Funding of Notes Receivable

On January 25, 2018, the Company received payment from GS Capital of the July 2017 Note Receivable in the amount of $160,000 that offset the July Back-End Note. Proceeds from the Note Receivable of $8,000 were paid directly to legal fees resulting in net cash proceeds of $152,000 received by the Company. As a result, the July Back-End Note is now convertible at a rate of 62% of the lowest trading bid price of the Common Stock for the ten prior trading days prior to the date the conversion notice is received (See Note 6).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”). Such statements may include, among others (i) expected changes in Propanc Biopharma, Inc. (referred to herein as the “Company,” “Propanc,” “we,” “our,” “ours” and “us”) revenues and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by the use of terms such as “may,” “will,” “estimate,” “continue,” “plan,” “believe,” “anticipate,” “intend,” or “expect” and other similar words. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

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

Recent Developments

Power Up Lending Group Ltd. Financing

Effective January 22, 2018, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), pursuant to which Power Up purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $153,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Power Up. The transactions closed on January 25, 2018.

The maturity date of the Note is January 22, 2019 (the “Maturity Date”). The Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of common stock, but shall not be payable until the Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment.

Additionally, Power Up has the option to convert all or any amount of the principal face amount of the Note, starting on July 21, 2018 and ending on the later of the Maturity Date and the date the Default Amount, hereinafter defined, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the Note shall be $0.065, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $0.10, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $0.065. In the event Market Price is less than $0.10, the conversion price shall be the Variable Conversion Price. As defined in the Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

The Note may be prepaid until 180 days from the issuance date with certain penalties.

Eagle Equities Financing

Effective December 29, 2017, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Eagle Equities, LLC (“Eagle Equities”), pursuant to which Eagle Equities purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $532,435, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities at any time. The transactions closed on January 2, 2018.

On January 2, 2018, the Company repaid the remainder of the outstanding debt owed to Delafield Investments Limited using the net proceeds of the Eagle Equities note.

The Note contains an original issue discount of $25,354 such that the purchase price is $507,081. The maturity date of the Note is December 29, 2018. The Note shall bear interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time.

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets Group, Inc. quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price’). However, in the event that the Company’s common stock is restricted by the Depository Trust Company for any reason, the Conversion Price shall be lowered to 50% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least three times the number of shares issuable upon conversion of the Note for at least 60 days after the issuance of the Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

The Note may be prepaid until June 27, 2018. If the Note is prepaid within 60 days of the issuance date, then the prepayment premium shall be 130% of the face amount plus any accrued interest; if the Note is prepaid after 60 days from the issuance date, but less than 120 days from the issuance date, then the prepayment premium shall be 140% of the face amount plus any accrued interest; and if the Note is prepaid after 121 days from the issuance date, but prior to 180 days from the issuance date, then the prepayment premium shall be 150% of the face amount plus any accrued interest.

Upon a transfer of all or substantially all of the assets of the Company, or certain reorganization, merger or consolidation events, Eagle Equities may either request that the Company redeem the Note in cash for 150% of the principal amount, plus any accrued but unpaid interest through the date of redemption, or convert the unpaid principal amount plus any accrued but unpaid interest into shares of the Company’s common stock at the Conversion Price.

Pursuant to the terms of the Purchase Agreement, the Company covenants to pay or reimburse Eagle Equities for any fees and expenses associated with the transactions contemplated by the Purchase Agreement along with other customary covenants, such as maintaining the quotation of the Company’s common stock on its existing quotation system. The Note contains certain events of default, including a change in the majority of the board, failure to timely issue shares upon receipt of a notice of conversion, as well as certain customary events of default, including, among others, a breach of the covenants, insolvency, bankruptcy and failure by the Company to pay the principal and interest due under the Note.

Upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum or at the highest rate permitted by law. In the event that the Company fails to deliver to Eagle Equities shares of common stock issuable upon conversion of principal or interest under the Note within three business days of a notice of conversion by Eagle Equities, including an opinion of counsel, the Company shall incur a penalty of $250 per day the shares are not issued from the fourth to ninth business day after the notice is delivered to the Company and on the tenth day and thereafter, the penalty shall increase to $500 per day.

Additional default penalties include:

●	In the event that the Company loses a bid price for its stock on its marketplace, the outstanding principal under the note shall increase by 20%.

●	In the event that the Company’s common stock is delisted from any exchange or quotation system, or if its trading is suspending for more than ten consecutive days, or if the Company fails to meet its required reporting obligations under the Securities Exchange Act of 1934 (the “Exchange Act”), the outstanding principal under the note shall increase by 50%.

●	In the event that the Company fails to pay the outstanding principal and interest on the maturity date, then the outstanding principal due under the Note shall increase by 10%.

●	In the event that the Company is delinquent in filing its periodic reports under the Exchange Act and such delinquency continues after the six month anniversary of the Note, then Eagle Equities shall be entitled to use the lowest close bid price during the delinquency period as a base price for the conversion.

The total principal amount due and outstanding under all debt issued to Eagle Equities as of December 31, 2017 is $1,774,200.

Amendment to Certificate of Incorporation

On January 23, 2018, the Company filed a certificate of amendment (the “Amendment”) to its certificate of incorporation with the Secretary of State of the State of Delaware following notice of such Amendment given to the stockholders of the Company on January 3, 2018, who previously approved the Amendment. Pursuant to the Amendment, the number of authorized shares of the Company was increased from 101,500,005 to 401,500,005, consisting of (i) 400,000,000 shares of common stock, par value $0.001 per share, and (ii) 1,500,005 shares of preferred stock, par value $0.01 per share.

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

On December 22, 2016, we commenced a second GLP-compliant toxicity study for PRP. An animal group was administered low dosages intravenously, also over a 28-day period, after which the focus of the study expanded to medium and high dosages. On April 27, 2017, we announced the successful completion of this study. On August 2, 2017, we completed a pathology assessment of the GLP-compliant 28-day repeat-dose toxicity study and again observed no treatment related findings. This concluded the preclinical development phase of PRP and provides a safety margin for a dosage of PRP to be administered in future clinical trials. We currently intend to submit a clinical trial application in the United Kingdom.

In November 2017, we successfully developed a manufacturing process capable of purifying and stabilizing the two active drug substances of the PRP formulation, trypsinogen and chymotrypsinogen. The Company intends to commence engineering runs of manufacturing the finished drug product, prior to full scale GMP manufacture of PRP for human trials.

Intellectual Property Updates

In June 2017, we received a written opinion from the Australian Patent Office relating to our Patent Cooperation Treaty (“PCT”) application. Specifically, we were notified that a majority of the claims we made concerning our combination of trypsinogen and chymotrypsinogen that comprises PRP were considered novel and several of them were considered inventive. The Australian Patent Office also found that the experimental data included in the application and the way it is presented adequately supported the pending claims.

In July 2017, we received notification of the acceptance of our lead patent application from the Chinese Patent Office.

In January 2018, we received notification of allowance of our lead patent application from the European Patent Office.

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

On November 2, 2017, we were notified by the FDA that our request was not granted. The Office of Orphan Products Development (OOPD) stated that complete prevalence is used as a measure of disease in ovarian cancer, as this reflects the number of women who have been diagnosed with disease and may be eligible for treatment with the proposed therapy. Therefore, on the date of the submission of our application, the OOPD estimated that the prevalence of ovarian cancer was 228,110 cases. Since the prevalence exceeds the threshold of 200,000 to qualify for orphan drug designation, they could not grant our request.

Consulting Agreements

On December 29, 2017, the Company entered into a one-year consulting agreement with Alan Morell for certain consulting, advisory and media services. As compensation for such services, the Company agreed to pay (i) an hourly fee, for up to $71,250 of time-based services; (ii) $9,772 for the preparation of certain marketing materials; (iii) an upfront fee of 500,000 restricted shares of the Company’s common stock, with up to 750,000 additional shares to be issued in six months at the Company’s sole discretion, and (iv) a marketing bonus equal to 6% of the value of any: (x) business collaboration with the Company which is identified or introduced by Mr. Morrell; or (y) joint venture, licensing, collaboration or similar monetization or strategic transaction (other than any capital-raising transaction) which is identified or introduced by Mr. Morrell. The Company may, in its sole discretion, pay any of the aforementioned fees in cash or shares of the Company’s common stock. If such fees are paid in stock, the number of shares to be paid shall be calculated by dividing the dollar amount of time (or value of the transaction, as the case may be) invoiced in such pay period by, as of the applicable calculation date, the most recent price at which the Company has sold shares of its common stock (or securities convertible into common stock) in a bona fide public or private financing including third party investors.

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

Derivative Instruments: ASC 815, “Derivatives and Hedging,” establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings. On the date of conversion of debt, the Company records the fair value of the conversion shares, removes the fair value of the related derivative liability, removes any discounts and records a net gain or loss on debt extinguishment.

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

For the Three Months Ended December 31, 2017 compared to the Three Months Ended December 31, 2016

Revenue

For the three months ended December 31, 2017 and 2016, we generated no revenue because we are currently undertaking research and development activities for market approval and there were no sales generated in this period. We do not expect to make significant revenues for several years.

Administration Expenses

Administration expenses decreased to $395,442 for the three months ended December 31, 2017 as compared with $1,735,893 for the three months ended December 31, 2016. This decrease is attributable to a decrease in stock based expense of approximately $330,000, which is related to a grant of stock options to our directors in April 2016 along with a decrease of approximately $320,000 related to stock based consulting fees. Additionally, consulting fees decreased by approximately $256,000 and wages decreased by approximately $205,000 in the three months ended December 31, 2017.

Occupancy Expense

Occupancy expense increased by $908 to $6,899 for the three months ended December 31, 2017. The increase relates to the fluctuation in foreign currency exchange rates along with an approximately $700 decrease in occupancy in the months ended December 31, 2016 related to a reclassification of expenses.

Research and Development Expenses

Research and development expenses were $1,034,729 for the three months ended December 31, 2017 as compared with $167,202 for the three months ended December 31, 2016. The increase in research and development expenses is primarily due to an increase in clinical development expenses for PRP, as the purchase of the two proenzymes, trypsinogen and chymotrypsinogen, for the PRP formulation, raw material purification of the proenzymes, manufacturing, process development, and commencement of GMP manufacturing of the finished drug product intended for use in future First-In-Human studies increased in October 2017 as the Company advances towards full scale manufacturing. Additionally, the use of development & regulatory consultants also increased to support process development and manufacturing.

Interest Expense/Income

Interest expense decreased to $486,754 for the three months ended December 31, 2017 as compared with $1,255,627 for the three months ended December 31, 2016. Interest expense is primarily comprised of $186,000 debt discount amortization and $267,000 in accretion of put premium. This decrease is primarily attributable to the conversion of derivative debt resulting in lower amortization of debt discount offset by higher accretion amounts of convertible notes with discounted debt features during the three months ended December 31, 2017.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities increased by $221,065 to a loss of $260,045 for the three months ended December 31, 2017 from a loss of $38,980 for the three months ended December 31, 2016. This increase is primarily attributable to an increase in the issuance of convertible notes with repricing options and variable conversion pricing.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction loss decreased to $142,944 for the three months ended December 31, 2017 as compared to a loss of $425,323 for the three months ended December 31, 2016. The decrease in foreign currency transaction loss is primarily attributable to greater fluctuation in exchange rates in the three months ended December 31, 2016 than in the three months ended December 31, 2017.

Net loss

Net loss decreased to $2,201,979 for the three months ended December 31, 2017 as compared with $3,760,913 for the three months ended December 31, 2016. The decrease is primarily attributable to an approximately $1,340,000 decrease in administrative expenses and an approximately $769,000 decrease in interest expense as well as the net effect of fluctuations within changes in fair value of derivative liabilities and foreign currency transactions gains.

For the Six Months Ended December 31, 2017 compared to the Six Months Ended December 31, 2016

Revenue

For the six months ended December 31, 2017 and 2016, we generated no revenue because we are currently undertaking research and development activities for market approval and there were no sales generated in this period.

Administration Expenses

Administration expenses decreased to $1,026,848 for the six months ended December 31, 2017 as compared with $2,740,396 for the six months ended December 31, 2016. This decrease is attributable to a decrease in stock based expense of approximately $660,000, which is related to a grant of stock options to our directors in April 2016 along with a decrease of approximately $420,000 related to stock based consulting fees. Additionally wages decreased by approximately $230,000, investor relations decreased by $170,000 and consulting fees decreased by approximately $100,000 in the year ended December 31, 2017.

Occupancy Expense

Occupancy expense increased by $1,141 to $15,729 for the six months ended December 31, 2017. The increase relates to the fluctuation in foreign currency exchange rates along with an approximately $700 decrease in occupancy in the months ended December 31, 2016 related to a reclassification of expenses.

Research and Development Expenses

Research and development expenses were $1,598,468 for the six months ended December 31, 2017 as compared with $328,399 for the six months ended December 31, 2016. The increase in research and development expenses is primarily due to an increase in clinical development expenses for PRP, as the purchase of the two proenzymes, trypsinogen and chymotrypsinogen, for the PRP formulation, raw material purification of the proenzymes, manufacturing process development and commencement of GMP manufacturing of the finished drug product intended for use in future First-In-Human studies increased in October 2017, as the Company advances towards full scale manufacturing. Additionally, the use of development & regulatory consultants also increased to support process development and manufacturing. Additionally, the use of development & regulatory consultants also increased to support process development and manufacturing, submission to the US Food & Drug Administration (FDA) for a request for Orphan Drug Designation status for the treatment of pancreatic cancer and preparation for a scientific advice meeting with the Medicines and Healthcare Products Regulatory Agency (MHRA), UK, planned for the first quarter of 2018.

Interest Expense/Income

Interest expense decreased to $1,379,186 for the six months ended December 31, 2017 as compared with $1,727,014 for the six months ended December 31, 2016. Interest expense is primarily comprised of $534,000 debt discount amortization and $743,000 in accretion of put premium. This decrease is primarily attributable to the conversion of derivative debt resulting in lower amortization of debt discount offset by higher accretion amounts of convertible notes with discounted debt features during the six months ended December 31, 2017.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased by $560,164 from a gain of $330,393 for the six months ended December 31, 2016 to a loss of $229,771 for the six months ended December 31, 2017. This decrease is primarily attributable to an increase in the issuance of convertible notes with repricing options and variable conversion pricing.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction loss decreased to $9,152 for the six months ended December 31, 2017 as compared to a loss of $251,334 for the six months ended December 31, 2016. The decrease in foreign currency transaction gain is primarily attributable to greater fluctuation in exchange rates in the six months ended December 31, 2016 than in the six months ended December 31, 2017.

Net loss

Net loss decreased to $4,125,722 for the six months ended December 31, 2017 as compared with $4,862,882 for the six months ended December 31, 2016. The decrease is primarily attributable to an approximately $1,714,000 decrease in administrative expenses and an approximately $348,000 decrease in interest expense as well as the net effect of fluctuations within changes in fair value of derivative liabilities and foreign currency transactions gains.

Liquidity and Capital Resources

	For the Six Months Ended December 31,
	2017	2016
Net cash used in operating activities	$(1,071,326)	$(1,004,628)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$1,274,000	$959,285
Effect of exchange rate changes on cash	$(159,221)	$(32,809)

Net cash used in operations was $1,071,326 for the six months ended December 31, 2017 compared to $1,004,628 for the six months ended December 31, 2016. This fluctuation is due to a decrease in accrued expenses in the six months ended December 31, 2017 related to the payment of an accrued bonus to an officer of approximately $120,000, along with fluctuations in changes in foreign currency transaction gains and losses, changes related to the valuation of new derivative liabilities and the revaluation of existing derivative liabilities in the six months ending December 31, 2017.

Cash flows provided by financing activities for the six months ended December 31, 2017 were $1,274,000 compared to $959,285 for the six months ended December 31, 2016. During the six months ended December 31, 2017, we had proceeds from convertible promissory notes of $1,274,000. During the six months ended December 31, 2016, we had proceeds from convertible promissory notes of $495,000 and proceeds from the exercise of warrants of approximately $464,000.

The effect of the exchange rate on cash resulted in a $159,221 negative adjustment to cash flows in the six months ending December 31, 2017 compared to a negative adjustment of $32,809 to cash flows in the six months ending December 31, 2016. The reason for the fluctuation is due to the application of translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

We have substantial capital resource requirements and have incurred significant losses since inception. As of December 31, 2017, we had $112,496 in cash. Total debt outstanding at December 31, 2017 was $3,194,381.  Based upon our current business plans, we will need considerable cash investments to be successful. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next twelve (12) months. If we are unable to raise sufficient capital, this may affect our operations and ability to complete ongoing activities in connection with our research and development programs. If we do not raise sufficient capital we will reduce our R&D activities to minimize overheads.  Further, we may consider possible licensing of our drug product, JV’s or mergers.

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

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of December 31, 2017, we identified the following material weaknesses that still exist through the date of this report:

As of December 31, 2017 and as of the date of filing this report, we did not maintain effective controls over the disclosure control environment. Specifically, the Company lacks accounting personnel with technical knowledge in certain debt and equity transactions. Additionally, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Shares issued for conversion of debt

See Note 5 to the Company’s financial statements for dates and amounts of conversions of principal of convertible debt by various parties including Delafield, Eagle Equities and Regal Consulting, LLC.

The shares of common stock issued upon conversion of the convertible debt were sold without registration in reliance on the exemption provided by Section 3(a)(9) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1.1	Certificate of Amendment to Certificate of Incorporation effective as of April 20, 2017, incorporated by reference to Exhibit 3.1.1 to the Current Report on Form 8-K filed on April 26, 2017.

3.1.2	Certificate of Amendment to Certificate of Incorporation effective as of April 20, 2017, incorporated by reference to Exhibit 3.1.2 to the Current Report on Form 8-K filed on April 26, 2017.

3.1.3	Certificate of Amendment to Certificate of Incorporation effective as of January 23, 2018, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 26, 2018.

4.1	8% Convertible Redeemable Junior Subordinated Note issued to Eagle Equities, LLC, dated November 3, 2017, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on November 9, 2017

4.2	8% Convertible Redeemable Junior Subordinated Back End Note issued to Eagle Equities, LLC, dated November 3, 2017, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on November 9, 2017.

4.3	Collateralized Secured Promissory Note (Bank End Note) incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on November 9, 2017

4.4	8% Convertible Redeemable Note issued to Eagle Equities, LLC, dated December 29, 2017, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 5, 2018.

4.5	8% Convertible Redeemable Note issued to Power Up Lending Group Ltd., dated January 22, 2018, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 26, 2018.

10.1	Letter Agreement dated September 30, 2017 by and between the Company and Delafield Investments Limited, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on October 2, 2017.

10.2	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of October 25, 2017, incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q filed on November 9, 2017.

10.3	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, effective as of December 29, 2017, incorporated by reference to Exhibit 10. To the Current Report on Form 8-K filed on January 5, 2018.

10.4	Securities Purchase Agreement by and between the Company and Power Up Lending Group Ltd., effective as of January 22, 2018, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 26, 2018.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Date February 8, 2018	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer, Chief Financial
Officer and Chief Accounting Officer

