Form 10-Q
period 2018-03-31
Propanc Biopharma, Inc.
filed 2018-05-10
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date 38,324,191 shares of common stock, $0.001 par value per share, were outstanding as of May 10, 2018.

PROPANC BIOPHARMA INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

March 31, 2018

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim consolidated financial statements of Propanc Biopharma, Inc., formerly known as Propanc Health Group Corporation are included in this quarterly report on Form 10-Q:

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	March 31, 2018	June 30, 2017
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$9,296	$69,043
GST tax receivable	2,357	8,111
Prepaid expenses and other current assets	87,634	4,822

TOTAL CURRENT ASSETS	99,287	81,976

Security deposit - related party	2,307	2,303
Property and equipment, net	9,152	10,790

TOTAL ASSETS	$110,746	$95,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,209,688	$483,513
Accrued expenses and other payables	372,181	477,347
Convertible notes and related accrued interest, net of discounts and premiums	4,514,921	3,479,845
Loans payable	-	2,303
Embedded conversion option liabilities	555,166	877,403
Warrant derivative liability	-	3,769
Due to directors - related parties	34,192	35,204
Loans from directors and officer - related parties	56,906	56,802
Employee benefit liability	140,606	120,634

TOTAL CURRENT LIABILITIES	6,883,660	5,536,820

Commitments and Contingencies (See Note 7)	-	-

STOCKHOLDERS’ DEFICIT:
Series A preferred stock, $0.01 par value; 1,500,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	5,000	5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 and 1 share issued and outstanding as of March 31, 2018 and June 30, 2017, respectively	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized; 31,084,610 and 4,578,284 shares issued; 31,060,132 and 4,553,806 outstanding as of March 31, 2018 and June 30, 2017, respectively	31,084	4,578
Additional paid-in capital	37,211,109	32,980,420
Accumulated other comprehensive loss	(113,379)	(141,749)
Accumulated deficit	(43,860,251)	(38,243,523)
Treasury stock	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(6,772,914)	(5,441,751)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$110,746	$95,069

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2018	2017	2018	2017

REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	723,992	1,153,138	1,750,840	3,893,534
Occupancy expenses	8,005	7,649	23,734	22,237
Research and development	75,138	386,490	1,673,606	714,889
TOTAL OPERATING EXPENSES	807,135	1,547,277	3,448,180	4,630,660

LOSS FROM OPERATIONS	(807,135)	(1,547,277)	(3,448,180)	(4,630,660)

OTHER INCOME (EXPENSE)
Interest expense	(830,911)	(798,361)	(2,210,097)	(2,525,375)
Interest income	15	648	82	661
Change in fair value of derivative liabilities	207,736	273,545	(22,035)	603,938
Gain (loss) on debt settlements, net	(71,151)	(343)	(34,337)	(131,900)
Gain (loss) on extinguishment of debt, net	240,301	-	156,574	-
Foreign currency transaction gain (loss)	(230,346)	394,503	(239,498)	143,169
TOTAL OTHER INCOME (EXPENSE)	(684,356)	(130,008)	(2,349,311)	(1,909,507)

LOSS BEFORE INCOME TAXES	(1,491,491)	(1,677,285)	(5,797,491)	(6,540,167)

TAX BENEFIT	485	306,159	180,763	306,159

NET LOSS	$(1,491,006)	$(1,371,126)	$(5,616,728)	$(6,234,008)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.06)	$(0.38)	$(0.42)	$(1.86)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	23,426,370	3,653,154	13,247,004	3,347,593

NET LOSS	$(1,491,006)	$(1,371,126)	$(5,616,728)	$(6,234,008)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	198,634	(473,998)	28,370	(217,100)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	198,634	(473,998)	28,370	(217,100)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,292,372)	$(1,845,124)	$(5,588,358)	$(6,451,108)

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,616,728)	$(6,234,008)
Adjustments to Reconcile Net loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	139,845	531,958
Issuance of convertible promissory notes for services	310,000	500,000
Warrant modification expense	-	23,495
Loss on settlements	34,337	131,900
Foreign currency transaction loss (gain)	239,498	(143,169)
Depreciation expense	1,684	1,628
Amortization of debt discount	628,066	1,835,899
Change in fair value of derivative liabilities	22,035	(603,938)
Gain on extinguishment of debt	(156,574)	-
Stock option expense	491,058	1,473,174
Reduction of put premium due to payment of debt	(80,769)	-
Accretion of put premium	1,492,516	619,436
Changes in Assets and Liabilities:
GST receivable	5,864	19,953
Prepaid expenses and other assets	(83,305)	-
Prepaid expenses and other assets - related parties	-	2,267
Accounts payable	745,659	119,443
Accounts payable - related parties	-	15,450
Employee benefit liability	20,076	17,682
Payment for security deposit	-	1,662
Accrued expenses	(76,514)	190,899
Accrued interest	153,167	47,189
NET CASH USED IN OPERATING ACTIVITIES	(1,730,085)	(1,449,080)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayments	(2,345)	-
Proceeds from convertible promissory notes	2,385,781	923,750
Repayments of convertible promissory notes	(490,181)	-
Proceeds from the exercise of warrants	-	464,286
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,893,255	1,388,036

Effect of exchange rate changes on cash	(222,917)	(50,968)

NET DECREASE IN CASH	(59,747)	(112,012)

CASH AT BEGINNING OF PERIOD	69,043	121,070
CASH AT END OF PERIOD	$9,296	$9,058

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$16,899	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Cancellation of shares for convertible note payable	$-	$112,500
Reduction of put premium related to conversions of convertible note	$678,806	$132,955
Conversion of convertible notes and accrued interest to common stock	$2,174,699	$934,241
Discounts related to warrants issued with convertible debenture	$-	$910,178
Discounts related to derivative liability	$510,000	$650,000
Settlement of accounts payable for shares of common stock	$-	$50,000

The accompanying unaudited condensed notes are an integral part of these unaudited consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

The Company has filed six patent applications relating to its lead product, PRP. The first application was filed in October 2010 in each of the countries listed in the table below. This application has been granted and remains in force in the United States, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore and South Africa. In Brazil, Canada, Hong Kong, Malaysia, Mexico and South Korea, the patent application remains under examination. The patent application in the European Union has recently been accepted.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

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

On January 23, 2018, Company filed a certificate of amendment to its certificate of incorporation to increase in the number of authorized shares of the Company’s common stock from 100,000,000 to 400,000,000.

Basis of Presentation

The interim unaudited consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended March 31, 2018 and 2017 and cash flows for the nine months ended March 31, 2018 and 2017 and our financial position at March 31, 2018 have been made. The results of operations for such interim periods are not necessarily indicative of the operating results to be expected for the full year.

Reference is frequently made herein to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”). This is the source of authoritative US GAAP recognized by the FASB to be applied to non-governmental entities. Each ASC reference in this filing is presented with a three-digit number, which represents its Topic. As necessary for explanation and as applicable, an ASC topic may be followed with a two-digit subtopic, a two-digit section or a two-or-three-digit paragraph.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

As of March 31, 2018, and June 30, 2017, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the unaudited consolidated financial statements were as follows:

	March 31, 2018	June 30, 2017
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.7816	0.7676

Average exchange rate for the period
USD : AUD exchange rate	0.7690	0.7544

Changes in Accumulated Other Comprehensive Income (Loss) by Component during the nine months ended March 31, 2018 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2017	$(141,749)
Foreign currency translation gain	28,370
Ending balance, March 31, 2018	$(113,379)

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Also see Note 10 - Derivative Financial Instruments.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of March 31, 2018 or June 30, 2017.

Patents

Patents are stated at cost and reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any product costs for so long as we remain in the startup stage. Accordingly, as the Company’s products were and are not currently approved for market, all patent costs incurred from 2013 through March 31, 2018 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

As of March 31, 2018, and June 30, 2017, the Company was owed $2,357 and $8,111, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

Derivative Instruments

ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings. On the date of conversion or payoff of debt, the Company records the fair value of the conversion shares, removes the fair value of the related derivative liability, removes any discounts and records a net gain or loss on debt extinguishment.

Convertible Notes With Variable Conversion Options

The Company has entered into convertible notes, some of which contain variable conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into common shares at a fixed discount to the price of the common stock at the time of conversion. The Company treats these convertible notes as stock settled debt under ASC 480, “Distinguishing Liabilities from Equity” and measures the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion and records the put premium as accretion to interest expense to the date of first conversion.

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

March 31, 2018

(unaudited)

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the nine months ended March 31, 2018 and March 31, 2017 were $1,673,606 and $714,889, respectively.

The Company may apply for research and development tax concessions with the Australian Taxation Office on an annual basis. Although the amount is possible to estimate at year end, the Australian Taxation Office may reject or materially alter the claim amount. Accordingly, the Company does not recognize the benefit of the claim amount until cash receipt since collectability is not certain until such time. The tax concession is a refundable credit. If the Company has net income, then the Company can receive the credit which reduces its income tax liability. If the Company has net losses, then the Company may still receive a cash payment for the credit, however, the Company’s net operating loss carryforwards are reduced by the gross equivalent loss that would produce the credit amount when the income tax rate is applied to that gross amount. The concession is recognized as an income tax benefit, in operations, upon receipt.

During the nine months ended March 31, 2018 and 2017, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $180,763 and $306,159 respectively, which is reflected as a tax benefit in the accompanying consolidated statements of operations and comprehensive income (loss).

Stock Based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Stock Compensation” as well as SEC Staff Accounting Bulletin No. 107 Share Based Payment, which was issued by the SEC in March 2005 and related to its interpretation of ASC 718. ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The Company values employee and non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non-Employees.”

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. As of March 31, 2018, there were 149,517 warrants outstanding, 572,000 stock options and 18 convertible notes payable, which notes are convertible into 57,448,803 common shares. Such securities are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Recently Adopted Accounting Pronouncements

Certain FASB Accounting Standard Updates (“ASU”) that are not effective until after March 31, 2018 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations. The Company is evaluating or has implemented the following at March 31, 2018:

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

NOTE 2 – GOING CONCERN

The accompanying unaudited consolidated financial statements have been prepared in conformity with US GAAP, and contemplate continuation of the Company as a going concern. For the nine months ended March 31, 2018, the Company had no revenues, had a net loss of $5,616,728 and had net cash used in operations of $1,730,085. Additionally, as of March 31, 2018, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $6,784,373, $6,772,914 and $43,860,251, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

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

NOTE 3 – DUE TO DIRECTORS - RELATED PARTIES

Due to directors - related parties represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at March 31, 2018 and June 30, 2017 is $34,192 and $35,204, respectively. The Company repaid $1,077 during the nine months ended March 31, 2018.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE 4 – LOANS AND NOTES PAYABLE

Loans from Directors and Officer - Related Parties

Loans from Directors and Officer at March 31, 2018 and June 30, 2017 were $56,906 and $56,802, respectively. The loans bear no interest and are all payable on demand. The Company did not repay any amount on these loans during the nine months ended March 31, 2018.

Other Loans from Unrelated Parties

As of March 31, 2018, and June 30, 2017, other loans from unrelated parties had a balance of $0 and $2,303, respectively. The Company repaid these loans outstanding as of June 30, 2017 in full during the nine months ended March 31, 2018.

NOTE 5 – CONVERTIBLE NOTES

Convertible notes outstanding at March 31, 2018 were as follows:

Convertible notes and debenture	$3,128,435
Unamortized discounts	(446,682)
Accrued interest	124,394
Premium	1,708,774
Convertible notes, net	$4,514,921

Delafield Financing Agreements

Initial Securities Purchase Agreement

On October 28, 2015, the Company entered into a securities purchase agreement with Delafield Investments Limited (the “Purchaser” or “Delafield”), whereby the Purchaser purchased a $4,000,000 5% convertible debenture in the principal amount of $4,350,000. Additionally, Delafield received a warrant to purchase an aggregate of 104,762 shares of the Company’s common stock. As of June 30, 2017, the principal balance of the convertible debenture was $720,271 and the related derivative liability associated with the convertible debenture was $252,303. During the nine months ended March 31, 2018, the Company converted $380,090 in principal and $8,250 in accrued interest into shares of the Company’s common stock (see Note 6). On January 2, 2018, the Company repaid the remaining principal balance of $340,181, the derivative liability was revalued, and the Company recorded $199,339 to gain on debt extinguishment.

Additional Debenture

On September 13, 2016, the Company entered into an Additional Issuance agreement (“Additional Debenture”) with the Purchaser whereby the Purchaser loaned an additional $150,000 to the Company in exchange for a 5% Original Issue Discount Senior Secured Convertible Debenture of the Company in the principal amount of $165,000. As of June 30, 2017, the Company recorded accrued interest of $8,250 and had a principal balance of $165,000 outstanding. Additional at June 30, 2017, the derivative liability related to the Additional Debenture was $54,727. As of March 31, 2018, all $165,000 in outstanding principal under the Additional Issuance Debenture along with $8,250 of accrued interest was fully converted into shares of the Company’s common stock (see Note 6).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

December Letter Agreement

On December 2, 2016, the Company entered into a Letter Agreement with the Purchaser pursuant to which the parties agreed to cancel warrants to purchase up to 960,000 shares of common stock in exchange for an 8% convertible redeemable promissory note in the principal amount of $150,000. As of June 30, 2017, the Company recorded accrued interest of $6,937 and had a principal balance of $150,000 outstanding. On January 2, 2018, the Company repaid the remaining principal balance of $150,000 and accrued interest of $16,899.

Eagle Equities Finance Agreements

December 12, 2016 Securities Purchase Agreement

On December 12, 2016, the Company entered into a Securities Purchase Agreement, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $100,000. The first note (the “December 12 Note”) was funded with cash and the second note (the “December 12 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “December 12 Note Receivable”). The terms of the December 12 Eagle Back-End Note require cash funding prior to any conversion thereunder. The December 12 Note Receivable is due December 12, 2017, unless certain conditions are not met, in which case both the December 12 Eagle Back-End Note and the December 12 Note Receivable may both be cancelled. Both the December 12 Note and the December 12 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the December 12 Note and the December 12 Eagle Back-End Note are convertible into the Company’s common stock at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On April 11, 2017, the Company received payment of the December 12 Note Receivable in the amount of $100,000 that offset the December Eagle Back-End Note. Proceeds from the Note Receivable of $5,000 were paid directly to legal fees resulting in net cash proceeds of $95,000 received by the Company. As a result, the December 12 Eagle Back-End Note is now convertible. The December 12 Note and the December 12 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $66,667 as each of the notes were funded. As of March 31, 2018, the outstanding principal under the December 12 Note along with $8,296 of accrued interest was fully converted into shares of the Company’s common stock (see Note 6) and the repayment resulted in a full reduction of the put premium. The Company has recorded $7,781 of accrued interest on the December 12 Eagle Back-End Note as of March 31, 2018 and total principal outstanding on the December 12 Eagle Back-End Note as of March 31, 2018 was $100,000. The December 12 Eagle Back-End Note matured on December 12, 2017. The Company is currently in discussions with Eagle Equities to extend the maturity date.

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

December 21, 2016 Securities Purchase Agreement

On December 21, 2016, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $157,500. The first note (the “December 21 Note”) was funded with cash and the second note (the “December 21 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “December 21 Note Receivable”). The terms of the December 21 Eagle Back-End Note require cash funding prior to any conversion thereunder. The December 21 Note Receivable is due December 21, 2017, unless certain conditions are not met, in which case both the December 21 Eagle Back-End Note and the December 21 Note Receivable may both be cancelled. Both the December 21 Note and the December 21 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the December 21 and the December 21 Eagle Back-End Note are convertible into common stock at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On May 4, 2017, the Company received payment of the December 21 Note Receivable in the amount of $157,500 that offset the December 21 Eagle Back-End Note. Proceeds from the Note Receivable of $7,500 were paid directly to legal fees resulting in net cash proceeds of $150,000 received by the Company. As a result, the December 21 Back-End Note is now convertible. The December 21 Note and the December 21 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $105,000 as each of the notes were funded. As of March 31, 2018, the outstanding principal under the December 21 Note and the December 21 Back-End Note along with $7,773 and $5,656, respectively, of accrued interest was fully converted (see Note 6) and the repayments resulted in a full reduction of the put premiums.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

January 27, 2017 Securities Purchase Agreement

On January 27, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $230,000. The first note (the “January 2017 Eagle Note”) was funded with cash and the second note (the “January 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “January 2017 Eagle Note Receivable”). The terms of the January 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The January 2017 Eagle Note Receivable is due September 27, 2017, unless certain conditions are not met, in which case both the January 2017 Eagle Back-End Note and the January 2017 Eagle Note Receivable may both be cancelled. Both the January 2017 Eagle Note and the January 2017 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the January 2017 Eagle Note and the January 2017 Eagle Back-End Note are convertible into common stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On May 4, 2017, the Company received a partial payment of the January 2017 Note Receivable in the amount of $40,000 and on June 3, 2017 the balance of $190,000 was funded, of which $11,250 was paid directly to legal fees. As a result, the January 2017 Eagle Back-End Note is now convertible. The January 2017 Eagle Note and the January 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company is recording a put premium of $153,333 as each of the notes were funded. As of March 31, 2018, the outstanding principal under the January 2017 Eagle Note along with $14,988 of accrued interest was fully converted (see Note 6) and the repayment resulted in a full reduction of the put premium. The Company has recorded $15,487 of accrued interest as of March 31, 2018 for the January 2017 Eagle Back-End and total principal outstanding under the January 2017 Eagle Back-End Note as of March 31, 2018 was $230,000. The January 2017 Eagle Back-End Note matured on January 27, 2018. The Company is currently in discussions with Eagle Equities to extend the maturity date.

Neither the January Note nor the January 2017 Eagle Back-End Note may be prepaid.

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

March 1, 2017 Securities Purchase Agreement

On March 1, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $220,500. The first note (the “March 2017 Note”) was funded with cash and the second note (the “March 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “March 2017 Note Receivable”). The terms of the March 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. Both the March 2017 Note and the March 2017 Eagle Back-End Note have a maturity date of March 1, 2018, upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the March 2017 Note and the March 2017 Eagle Back-End Note are convertible into common stock, of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On July 5, 2017, the Company received payment of the March 2017 Note Receivable in the amount of $220,500 that offset the March 2017 Eagle Back-End Note. Proceeds from the Note Receivable of $10,500 were paid directly to legal fees resulting in net cash proceeds of $210,000 received by the Company. As a result, the March 2017 Eagle Back-End Note is now convertible. The March 2017 Note and the March 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $147,000 as each of the notes were funded. The Company has recorded $14,616 of accrued interest as of March 31, 2018 for the March 2017 Note and total principal outstanding as of March 31, 2018 under the March 2017 Note was $168,500 as $52,000 was converted during the nine months ended March 31, 2018 (see Note 6). The Company has recorded $13,049 of accrued interest as of March 31, 2018 for the March 2017 Eagle Back-End Note and total principal outstanding as of March 31, 2018 under the March 2017 Eagle Back-End Note was $220,500. Both the March 2017 Eagle Note and the March 2017 Eagle Back-End Note matured on March 1, 2018. The Company is currently in discussions with Eagle Equities to extend the maturity dates.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Neither the March 2017 Note nor the March 2017 Eagle Back-End Note may be prepaid.

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

August 9, 2017 Securities Purchase Agreement

On August 9, 2017, the Company entered into a Securities Purchase Agreement dated as of August 8, 2017, with Eagle Equities, LLC, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $200,000. The first note (the “August 2017 Note”) was funded with cash and the second note (the “August 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “August 2017 Note Receivable”). The terms of the August 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The August 2017 Note Receivable is due August 8, 2018, unless certain conditions are not met, in which case both the August 2017 Eagle Back-End Note and the August 2017 Note Receivable may both be cancelled. Both the August 2017 Note and the August 2017 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the August 2017 Note and the August 2017 Eagle Back-End Note are convertible into common stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On September 14, 2017, the Company received payment of the August 2017 Note Receivable in the amount of $200,000 that offset the August 2017 Eagle Back-End Note. Proceeds from the August 2017 Note Receivable of $10,000 were paid directly to legal fees resulting in net cash proceeds of $190,000 received by the Company. As a result, the August 2017 Eagle Back-End Note is now convertible. The August 2017 Note and the August 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $133,333 as each of the notes were funded. The Company has recorded $8,147 of accrued interest as of March 31, 2018 for the August 2017 Note and total principal outstanding as of March 31, 2018 under the August 2017 Note was $150,000 as $50,000 was converted during the nine months ended March 31, 2018 (see Note 6). The Company has recorded $8,732 of accrued interest as of March 31, 2018 for the August 2017 Eagle Back-End Note and total principal outstanding as of March 31, 2018 under the August 2017 Eagle Back-End Note was $200,000.

The August 2017 Note may be prepaid with certain penalties within 180 days of issuance. The August 2017 Back-End Note may not be prepaid.

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

March 31, 2018

(unaudited)

October 25, 2017 Securities Purchase Agreement

On November 3, 2017, the Company entered into a Securities Purchase Agreement dated as of October 25, 2017, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $200,000. The first note (the “October 2017 Note”) was funded with cash and the second note (the “October 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “October 2017 Note Receivable”). The terms of the October 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The October 2017 Note Receivable is due June 25, 2018, unless certain conditions are not met, in which case both the October 2017 Eagle Back-End Note and the October 2017 Note Receivable may both be cancelled. Both the October 2017 Note and the October 2017 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the October 2017 Note and the October 2017 Eagle Back-End Note are convertible into common stock, par value $0.001 (the “Common Stock”), of the Company at a conversion price equal to 60% of the lowest closing bid price of the Common Stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On December 6, 2017, the Company received payment of the October 2017 Note Receivable in the amount of $200,000 that offset the October 2017 Eagle Back-End Note. Proceeds from the October 2017 Note Receivable of $10,000 were paid directly to legal fees resulting in net cash proceeds of $190,000 received by the Company. As a result, the October 2017 Eagle Back-End Note is now convertible. The October 2017 Note and the October 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $133,333 as each of the notes were funded. The Company has recorded $6,619 of accrued interest as of March 31, 2018 for the October 2017 Note and total principal outstanding as of March 31, 2018 under the October 2017 Note was $200,000. The Company has recorded $5,085 of accrued interest as of March 31, 2018 for the October 2017 Eagle Back-End Note and total principal outstanding as of March 31, 2018 under the October 2017 Eagle Back-End Note was $200,000.

The October 2017 Note may be prepaid with certain penalties within 180 days of issuance. The October 2017 Eagle Back-End Note may not be prepaid.

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

December 29, 2017 Securities Purchase Agreement

The Company entered into an executory contract on December 29, 2017, whereby the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “December 2017 Eagle Note”) from the Company in the aggregate principal amount of $532,435, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities at any time. The transactions closed on January 2, 2018.

The December 2017 Eagle Note contains an original issue discount of $25,354 such that the purchase price is $507,081. The maturity date of the December 2017 Eagle Note is December 29, 2018. The December 2017 Eagle Note shall bear interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time. The Company has recorded $10,386 of accrued interest as of March 31, 2018 for the December 2017 Eagle Note and total principal outstanding as of March 31, 2018 under the December 2017 Eagle Note was $532,435.

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the December 2017 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock as reported on the OTC Markets Group, Inc. quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $354,956 put premium.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

The December 2017 Eagle Note may be prepaid with certain penalties until June 27, 2018.

The Company used all of the proceeds from the December 2017 Eagle Note to pay off the remainder of its outstanding debt owed to Delafield, an affiliate of Magna Invests, as previously disclosed.

The total principal amount outstanding under the above Eagle Equities finance agreements, specifically the December 12, 2016, December 21, 2016, January 27, 2017, the March 1, 2017, the August 9, 2017, October 25, 2017 and the December 29, 2017 agreements was $2,001,435 as of March 31, 2018 and accrued interest totaled $89,893.

GS Capital Financing Agreements

May 26, 2017 Securities Purchase Agreement

On May 26, 2017, the Company entered into a Securities Purchase Agreement with GS Capital Partners, LLC (“GS Capital”), dated as of May 17, 2017, pursuant to which GS Capital purchased an 8% convertible redeemable junior subordinated promissory note in the principal amount of $160,000. The note matures on May 26, 2018, upon which any outstanding principal and interest is due and payable. The note may be prepaid with certain penalties within 180 days of issuance. The amounts funded plus accrued interest are convertible at any time after 180 days into common stock at a conversion price equal to 62% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to the conversion, including the date upon which the conversion notice was received by the Company, subject to adjustment in certain events. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $98,065 put premium. As of March 31, 2018, the outstanding principal under the note along with $7,499 of accrued interest was fully converted (see Note 6) and the repayment resulted in a full reduction of the put premium.

July 24, 2017 Securities Purchase Agreement

On July 24, 2017, the Company entered into a Securities Purchase Agreement with GS Capital, pursuant to which GS Capital purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $160,000. The first note (the “July 2017 GS Note”) was funded with cash and the second note (the “July 2017 GS Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “July 2017 GS Note Receivable”). The terms of the July 2017 GS Back-End Note require cash funding prior to any conversion thereunder. The July 2017 GS Note Receivable is due March 24, 2018, unless certain conditions are not met, in which case both the July 2017 GS Back-End Note and the July 2017 GS Note Receivable may both be cancelled. Both the July 2017 GS Note and the July 2017 GS Back-End Note mature on July 24, 2018 upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the July 2017 GS Note and the July 2017 GS Back-End Note are convertible into common stock of the Company at a conversion price equal to 62% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On January 25, 2018, the Company received payment of the July 2017 GS Note Receivable in the amount of $160,000 that offset the July 2017 GS Back-End Note. Proceeds from the July 2017 GS Note Receivable of $8,000 were paid directly to legal fees resulting in net cash proceeds of $152,000 received by the Company. As a result, the July 2017 GS Back-End Note is now convertible. The July 2017 GS Note and the July 2017 GS Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a $98,065 put premium as each of the notes was funded. The Company has recorded $1,405 of accrued interest as of March 31, 2018 for the July 2017 GS Note. Total principal outstanding under the July 2017 GS Note as of March 31, 2018 was $25,000 as $135,000 was converted during the nine months ended March 31, 2018. The Company has recorded $2,279 of accrued interest as of March 31, 2018 for the July 2017 GS Back-End Note. Total principal outstanding under the July 2017 GS Back-End Note as of March 31, 2018 was $160,000.

The July 2017 GS Note may be prepaid with certain penalties within 180 days of issuance. The July 2017 GS Back-End Note may not be prepaid.

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

March 31, 2018

(unaudited)

September 21, 2017 Securities Purchase Agreement

On September 21, 2017, the Company entered into Securities Purchase Agreements, with GS Capital, dated as of September 12, 2017, pursuant to which GS Capital purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $160,000. The first note (the “September 2017 Note”) was funded with cash and the second note (the “September 2017 Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “September 2017 Note Receivable”). The terms of the September 2017 Back-End Note require cash funding prior to any conversion thereunder. The September 2017 Note Receivable is due March 24, 2018, unless certain conditions are not met, in which case both the September 2017 Back-End Note and the September 2017 Note Receivable may both be cancelled. Both the September 2017 Note and the September 2017 Back-End Note mature on September 12, 2018, upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the September 2017 Note and the September 2017 Back-End Note are convertible into common stock of the Company at a conversion price equal to 62% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On February 27, 2018, the Company received payment of the September 2017 Note Receivable in the amount of $160,000 that offset the September 2017 Back-End Note. Proceeds from the September 2017 Note Receivable of $8,000 were paid directly to legal fees resulting in net cash proceeds of $152,000 received by the Company. As a result, the September 2017 Back-End Note is now convertible. The September 2017 Note and the September 2017 Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a $98,065 put premium as each of the notes was funded. The Company has recorded $7,049 of accrued interest as of March 31, 2018 for the September 2017 Note. Total principal outstanding under the September 2017 Note as of March 31, 2018 was $160,000. The Company has recorded $1,122 of accrued interest as of March 31, 2018 for the September 2017 Back-End Note. Total principal outstanding under the September 2017 Back-End Note as of March 31, 2018 was $160,000.

The September 2017 Note may be prepaid with certain penalties within 180 days of issuance. The September 2017 Back-End Note may not be prepaid.

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

March 23, 2018 Securities Purchase Agreement

On March 23, 2018, the Company entered into a securities purchase agreement, with GS Capital, pursuant to which GS Capital purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $106,000. The first note (the “March 2018 Note”) was funded with cash and the second note (the “March 2018 Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “March 2018 Note Receivable”). The terms of the March 2018 Back-End Note require cash funding prior to any conversion thereunder. The March 2018 Note Receivable is due November 23, 2018, unless certain conditions are not met, in which case both the March 2018 Back-End Note and the March 2018 Note Receivable may both be cancelled. Both the March 2018 Note and the March 2018 Back-End Note mature on March 23, 2019, upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the March 2018 Note and the March 2018 Back-End Note are convertible into common stock of the Company at a conversion price equal to 62% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The March 2018 Note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $64,968 put premium. The Company has recorded $185 of accrued interest as of March 31, 2018 for the March 2018 Note. Total principal outstanding under the March 2018 Note as of March 31, 2018 was $106,000.

The March 2018 Note may be prepaid with certain penalties within 180 days of issuance. The March 2018 Back-End Note may not be prepaid. However, in the event the March 2018 Note is redeemed within the first six months of issuance prior to cash funding of the March 2018 Note Receivable, the March 2018 Back-End Note and the March 2018 Note Receivable will be deemed cancelled and of no further effect.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

The March 2018 Back-End Note will not be cash funded and such note, along with the March 2018 Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above GS Capital finance agreements, specifically the May 26, 2017, July 24, 2017, September 21, 2017 and the March 23, 2018 agreements, was $611,000 as of March 31, 2018 and accrued interest totaled $12,041.

Regal Consulting Agreements

November 2016 Consulting Agreement

On November 18, 2016 (the “Effective Date”), the Company entered into a consulting agreement with Regal Consulting, LLC (the “Consultant”) for strategic and business advisory services. As compensation for services rendered, the Company issued two fully earned $250,000 convertible junior subordinated promissory notes. Both notes have a two year maturity date and interest of 10% per annum. Both notes are junior and subordinate in all respects to the existing debt of the Company. These notes may not be prepaid without the written consent of the Consultant.

The Company issued the first $250,000 convertible note on November 18, 2016. This note is convertible at a conversion price of the lesser of $2.50 or 65% of the average of the three lowest 10 trading days prior to the conversion. An aggregate total of $255,757 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the year ended June 30, 2017, $27,500 of principal and accrued interest of $1,664 was converted into shares of the Company’s common stock. As of March 31, 2018, the outstanding principal balance of the note along with $19,639 of accrued interest was converted into shares of the Company’s common stock (See Note 6).

The Company issued the second $250,000 convertible note on February 16, 2017. This note is convertible at a conversion price of the lesser of $2.50 or 65% of the average of the three lowest 10 trading days prior to the conversion. An aggregate total of $409,416 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of March 31, 2018, the outstanding principal balance of the note along with $31,021 of accrued interest was converted into shares of the Company’s common stock (See Note 6).

August 10, 2017 Consulting Agreement

On August 10, 2017, the Company entered into an agreement, retroactive to May 16, 2017, with the Consultant, pursuant to which the Consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 junior subordinated convertible note. The note accrues interest at a rate of 10% per annum and is convertible into common stock at the lesser of $1.50 or 65% of the three lowest trades in the ten trading days prior to the conversion. The note was fully earned upon signing the agreement and matures on August 10, 2019. This note may not be prepaid without the written consent of the Consultant. The Company accrued $155,000 related to this expense at June 30, 2017 and recorded the remaining $155,000 related to this expense in the six months ended December 31, 2017. Upon an event of default, principal and accrued interest will become immediately due and payable under the Consulting Note. Additionally, upon an event of default the note would accrue interest at a default interest rate of 18% per annum or the highest rate of interest permitted by law. The agreement had a three-month term and expired on August 16, 2017. An aggregate total of $578,212 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10). The Company has recorded accrued interest for this note of $19,874 as of March 31, 2018. Total principal outstanding under this note as of March 31, 2018 was $310,000.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Power Up Lending Group Finance Agreements

January 22, 2018 Securities Purchase Agreement

Effective January 22, 2018, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), pursuant to which Power Up purchased a convertible promissory note (the “January 2018 Power Up Note”) from the Company in the aggregate principal amount of $153,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Power Up. The transaction closed on January 25, 2018 and the Company received payment on January 29, 2018 in the amount of $153,000, of which $2,500 was paid directly toward legal fees and $500 to Power Up for due diligence fees resulting in net cash proceeds of $150,000.

The maturity date of the January 2018 Power Up Note is January 22, 2019. The January 2018 Power Up Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of common stock, but shall not be payable until the January 2018 Power Up Note becomes payable, whether at the maturity date or upon acceleration or by prepayment. An aggregate total of $180,251 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value.

Additionally, Power Up has the option to convert all or any amount of the principal face amount of the January 2018 Power Up Note, starting on July 21, 2018 and ending on the later of the maturity date and the date the Default Amount, which is an amount equal to 150% of an amount equal to the then outstanding principal amount of the January 2018 Power Up Note plus any interest accrued, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the January 2018 Power Up Note shall be $0.065, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $0.10, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $0.065. In the event Market Price is less than $0.10, the conversion price shall be the Variable Conversion Price. As defined in the January 2018 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

The January 2018 Power Up Note may be prepaid within 180 days of issuance with certain penalties.

The Company has recorded $2,280 of accrued interest as of March 31, 2018 for the January 2018 Power Up Note. Total principal outstanding under the January 2018 Power Up Note as of March 31, 2018 was $153,000.

March 5, 2018 Securities Purchase Agreement

On March 5, 2018, the Company entered into a securities purchase agreement with Power Up, pursuant to which Power Up purchased a convertible promissory note (the “March 2018 Power Up Note”) from the Company in the aggregate principal amount of $53,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Power Up. The Company received payment on March 12, 2018 in the amount of $53,000, of which $2,500 was paid directly toward legal fees and $500 to Power Up for due diligence fees resulting in net cash proceeds of $50,000.

The maturity date of the March 2018 Power Up Note is March 5, 2019. The March 2018 Power Up Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of common stock, but shall not be payable until the March 2018 Power Up Note becomes payable, whether at the maturity date or upon acceleration or by prepayment. An aggregate total of $65,231 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Additionally, Power Up has the option to convert all or any amount of the principal face amount of the March 2018 Power Up Note, starting on September 1, 2018 and ending on the later of the maturity date and the date the Default Amount, which is an amount equal to 150% of an amount equal to the then outstanding principal amount of the March 2018 Power Up Note plus any interest accrued, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the March 2018 Power Up Note shall be $0.065, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $0.10, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $0.065. In the event Market Price is less than $0.10, the conversion price shall be the Variable Conversion Price. As defined in the March 2018 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

The March 2018 Power Up Note may be prepaid within 180 days of issuance with certain penalties.

The Company has recorded $302 of accrued interest as of March 31, 2018 for the March 2018 Power Up Note. Total principal outstanding under the March 2018 Power Up Note as of March 31, 2018 was $53,000.

The Company recorded $510,000 of debt discounts related to the above note issuances during the nine months ended March 31, 2018. The debt discounts are being amortized over the term of the debt.

Amortization of all debt discounts for the nine months ended March 31, 2018 and 2017 was $628,066 and $1,835,899, respectively.

See Note 11 – Subsequent Events for information about financing post March 31, 2018.

NOTE 6 – STOCKHOLDERS’ DEFICIT

Preferred Stock:

The total number of preferred shares authorized and that may be issued by the Company is 1,500,005 preferred shares with a par value of $0.01. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed on December 9, 2014, 1,500,000 have been designated as Series A preferred stock, with a par value of $0.01 (“Series A Preferred Stock”), of which 500,000 are issued and outstanding as of March 31, 2018. Each holder of outstanding shares of Series A Preferred Stock shall be entitled to voting power equivalent to two shares of Common stock for each share of Series A Preferred Stock held and entitled to vote on all matters, except election or removal of directors of the Company, submitted to a vote of the stockholders of the Company.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed on June 16, 2015, up to five shares have been designated as Series B preferred stock, with a par value of $0.01 (“Series B Preferred Stock”) and 1 share is issued and outstanding at March 31, 2018. Each holder of outstanding shares of Series B Preferred Stock shall be entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Common Stock:

Shares issued for services

On August 1, 2017, the Company received an invoice for $30,000 from a third party for six months of consulting services during the period of February 1, 2017 through July 31, 2017. The invoice is payable in shares of the Company’s common stock. The Company has recorded $25,000 in consulting fees related to this invoice for the year ended June 30, 2017 and the balance was recorded in the nine months ended March 31, 2018. On February 15, 2018, the Company issued 234,375 shares and an additional loss on settlement of debt was recorded of $68,438 based on the fair market value on July 31, 2017, when the shares were fully earned, of $0.42.

On May 10, 2017, the Company entered into a seven-month agreement from May 10, 2017 through January 10, 2018, excluding August 2017, with a third party for growth strategy consulting services whereby the Company would issue and deliver to the third party, 7,500 shares of common stock per month as consideration for services. Shares will be valued on the 10th day of the month they are earned. The contract was terminated in September 2017 and as of March 31, 2018, the Company has recorded consulting fees for 15,000 shares related to two months of services or $9,844. As of the date of filing, no shares have been issued and the Company is negotiating a settlement with the consultant.

On February 1, 2018, the Company received an invoice for $30,000 from a third party for six months of consulting services during the period of August 1, 2017 through January 31, 2018. The invoice is payable in shares of the Company’s common stock. The Company issued 234,375 shares on February 15, 2018 and recorded $30,000 in consulting fees during the nine months ended March 31, 2018. An additional loss on settlement of debt was recorded of $2,813 based on the fair market value on January 31, 2018, when the shares were fully earned, of $0.14.

On December 29, 2017, the Company entered into a one-year consulting agreement with a consultant (the “Consultant”) for certain consulting, advisory and media services. As compensation for such services, the Company agreed to pay (i) an hourly fee of $950 per hour, for up to $71,250 of time-based services; (ii) $9,772 for the preparation of certain marketing materials; (iii) an upfront fee of 500,000 restricted shares of the Company’s common stock, with up to 750,000 additional shares to be issued on the six month anniversary of the date of the consulting agreement at the Company’s sole discretion, and (iv) a marketing bonus equal to 6% of the value of any: (x) business collaboration with the Company which is identified or introduced by the Consultant; or (y) joint venture, licensing, collaboration or similar monetization or strategic transaction (other than any capital-raising transaction) which is identified or introduced by the Consultant. The Company may, in its sole discretion, pay any of the aforementioned fees in cash or shares of the Company’s common stock. If such fees are paid in stock, the number of shares to be paid shall be calculated by dividing the dollar amount of time (or value of the transaction, as the case may be) invoiced in such pay period by, as of the applicable calculation date, the most recent price at which the Company has sold shares of its common stock (or securities convertible into common stock) in a bona fide public or private financing including third party investors. The Company valued the 500,000 shares based on the market price on the agreement date of $0.14 and will recognize $70,000 of consulting expense through the term of the agreement. For the nine months ended March 31, 2018, the Company has recorded $17,835 of expense related to this agreement. On February 15, 2018, the Company issued the 500,000 shares to the Consultant.

During the nine months ended March 31, 2018, The Company issued 130,000 shares of common stock that was recorded as issuable at June 30, 2017.

Shares issued for conversion of convertible debt

On July 5, 2017, pursuant to a conversion notice, $26,000 of principal and $1,121 of interest was converted at $0.54 into 49,946 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

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

March 31, 2018

(unaudited)

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

March 31, 2018

(unaudited)

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

March 31, 2018

(unaudited)

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

On February 13, 2018 pursuant to a conversion notice, $20,000 in principal and $1,276 in interest was converted at $0.07 into 285,962 shares of common stock.

On February 21, 2018 pursuant to a conversion notice, $40,000 in principal and $4,986 in interest was converted at $0.08 into 571,977 shares of common stock.

On February 23, 2018 pursuant to a conversion notice, $25,000 in principal and $1,173 in interest was converted at $0.07 into 351,782 shares of common stock.

On February 23, 2018 pursuant to a conversion notice, $20,000 in principal and $1,320 in interest was converted at $0.07 into 296,111 shares of common stock.

On February 28, 2018 pursuant to a conversion notice, $60,000 in principal and $4,027 in interest was converted at $0.06 into 1,011,480 shares of common stock.

On March 4, 2018 pursuant to a conversion notice, $40,000 in principal and $5,012 in interest was converted at $0.06 into 760,980 shares of common stock.

On March 5, 2018 pursuant to a conversion notice, $28,000 in principal and $1,375 in interest was converted at $0.06 into 493,526 shares of common stock.

On March 8, 2018 pursuant to a conversion notice, $27,000 in principal and $1,343 in interest was converted at $0.06 into 507,945 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

On March 8, 2018 pursuant to a conversion notice, $50,000 in principal and $3,444 in interest was converted at $0.05 into 989,712 shares of common stock.

On March 11, 2018 pursuant to a conversion notice, $60,000 in principal and $7,906 in interest was converted at $0.06 into 1,173,828 shares of common stock.

On March 14, 2018 pursuant to a conversion notice, $25,000 in principal and $1,756 in interest was converted at $0.05 into 495,473 shares of common stock.

On March 16, 2018 pursuant to a conversion notice, $28,000 in principal and $1,442 in interest was converted at $0.06 into 527,637 shares of common stock.

On March 21, 2018 pursuant to a conversion notice, $50,000 in principal and $2,089 in interest was converted at $0.05 into 964,609 shares of common stock.

On March 26, 2018 pursuant to a conversion notice, $27,000 in principal and $1,450 in interest was converted at $0.06 into 504,251 shares of common stock.

The Company has 98,727,377 shares reserved for future issuances based on lender requirements at March 31, 2018.

Options:

On April 14, 2016 (“Grant Date”), the Board of Directors of the Company, through unanimous written consent, granted 286,000 and 286,000 stock options at an exercise price of $7.50 (market value of the Company’s stock on the Grant Date), to its CEO and to a director, respectively. 95,333 of such stock options vested on April 14, 2016 and expire on April 14, 2021, 95,333 of such stock options shall vest on April 14, 2017 (first anniversary of the Grant Date) and expire on April 14, 2021 and 95,333 of such stock options shall vest on April 14, 2018 (second anniversary of the Grant Date) and expire on April 14, 2021. The fair value of each of the 286,000 options at the Grant Date was $1,962,440 (aggregate total of $3,924,880).

The Company expensed $491,058 for these stock options during the nine months ended March 31, 2018. The Company has unrecognized stock option expense of $163,089 as of March 31, 2018.

Warrants:

As of March 31, 2018, there were 149,517 warrants outstanding and exercisable with expiration dates commencing December 2018 and continuing through November 2020.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of March 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Future minimum operating lease commitments consisted of the following at March 31, 2018:

Fiscal Year Ended June 30,	Amount (USD)
Remainder 2018	$7,613
2019	$30,452
2020	$30,452
2021	$25,377

Rent expense for the nine months ended March 31, 2018 and 2017 were $23,734 and $22,237, respectively.

Amatsigroup Agreement

The Company entered into a Manufacturing Services Agreement (the “MSA”) and Quality Assurance Agreement (the “QAA”), each with an effective date of August 12, 2016, with Amatsigroup NV (“Amatsigroup”), formerly known as Q-Biologicals, NV, a contract manufacturing organization located in Belgium. Pursuant to the MSA, Amatsigroup will produce certain drug substances and product containing certain enzymes at its facility in Belgium. The Company will use these substances and products for development purposes, including but not limited to clinical trials. The MSA contemplates payment to Amatsigroup pursuant to a pre-determined fee schedule based on the completion of certain milestones that depend on our manufacturing requirements and final batch yield. The Company anticipates that its payments to Amatsigroup under the MSA will range between $2.5 million and $5.0 million over five years, with the majority of the expenditures occurring during the first two years of the MSA when the finished drug product is manufactured and released for clinical trials. The Company has incurred $1,557,739 of costs to date under the contract. The MSA shall continue for a term of six years unless extended by mutual agreement in writing. The Company can terminate the MSA early for any reason upon the required notice period, however, in such event, the pre-payment paid upon signing the MSA is considered non-refundable. The QAA sets forth the parties respective obligations and responsibilities relating to the manufacturing and testing of the products under the MSA. The agreements with Amatsigroup contain certain customary representations, warranties and limitations of liabilities, and confidentiality and indemnity obligations.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Investment Banking Agreement

On February 23, 2018, the Company entered into an agreement with an effective date of February 14, 2018 with an investment bank, (the “Investment Bank”), pursuant to which the Company retained the Investment Bank as its placement agent. The agreement terminates at the close of business on September 30, 2018. As consideration for such services, the Company shall pay the Investment Bank 8% of the total gross proceeds immediately upon closing a successful capital raise placement. Additionally, the Company shall also pay the Investment Bank non-callable warrants for shares of the Company’s common stock equal to 4% of the proceeds raised. The warrants will have a purchase price equal to 110% of the implied price per share of the placement or 110% of the public market closing price of the Company’s common stock on the date of placement, whichever is lower, and will have an exercise period of five years after the closing of the placement.

NOTE 8 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors. These transactions have included the following:

As of March 31, 2018, and June 30, 2017, the Company owed a current and former director a total of $56,906 and $56,802, respectively, for money loaned to the Company throughout the years. The loan balance owed at March 31, 2018 was not interest bearing (See Note 4).

As of March 31, 2018, and June 30, 2017, the Company owed its two current directors a total of $34,192 and $35,204, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 3).

Effective May 5, 2016, we entered into an agreement for the lease of our principal executive offices with North Horizon Pty Ltd., of which Mr. Nathanielsz and his wife are owners and directors. The lease has a five year term and provides for annual rental payments of $39,600 AUD, which includes $3,600 of goods and service tax for total payments of $198,000 AUD during the term of the lease. As of March 31, 2018, total payments of $122,100 AUD remain on the lease.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been an employee of ours since October 2015. Mrs. Nathanielsz received an annual salary of $57,675 through January 31, 2018 and is entitled to customary benefits. Effective February 1, 2018, Mrs. Nathanielsz salary was increased, and she now receives an annual salary of $92,280.

Pursuant to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD ($3,502 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the nine months ended March 31, 2018, a total of $31,518 in payments have been made with regards to the board resolution.

As per the unanimous written consent of the Board of Directors, on August 15, 2016, James Nathanielsz was granted a $250,000 bonus for accomplishments achieved while serving as the chief executive officer. A total of $130,000 in payments were made in the year ended June 30, 2017. The remaining $120,000 was paid during the nine months ended March 31, 2018.

As per the unanimous written consent of the Board of Directors, on March 16, 2018, James Nathanielsz was granted a $300,000 AUD bonus for accomplishments achieved while serving as the chief executive officer. A total of $50,000 was paid during the nine months ended March 31, 2018. The balance of the accrued bonus as of March 31, 2018 is $183,260.

NOTE 9 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through March 31, 2018.

Receivable Concentration

As of March 31, 2018 and June 30, 2017, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

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

Foreign Operations

As of March 31, 2018, and June 30, 2017, the Company’s operations and subsidiary are based in Australia, however the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of March 31, 2018, there has been no activity within this entity.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS and FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company has 12,000 warrants and $516,000 of convertible debt, which are treated as derivative instruments outstanding at March 31, 2018.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at March 31, 2018 was $0.10. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at March 31, 2018 are indicated in the table that follows. The volatility was based on historical volatility at March 31, 2018, the expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants

March 31, 2018
Volatility	246.60%
Expected remaining term (in years)	.5
Risk-free interest rate	1.93%
Expected dividend yield	None

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended March 31, 2018)	March 31, 2018
Volatility	195.25% - 198.43%	167.81% – 192.32%
Expected Remaining Term (in years)	1	.93 - 1.36
Risk Free Interest Rate	1.79% - 2.06%	1.87% - 2.09%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31 2018:

		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
	Balance at March 31, 2018	Identical Assets	Observable Inputs	Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$555,166	$—	$—	$555,166
Total	$555,166	$—	$—	$555,166

The following is a roll forward for the nine months ended March 31, 2018 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2017	$881,172
Effects of foreign currency exchange rate changes	70
Reductions due to conversions	(658,772)
Reductions due to repayment of debt	(199,339)
Initial fair value of embedded conversion option derivative liability recorded as debt discount	510,000
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of embedded conversion option	313,694
Change in fair value included in statements of operations	(291,659)
Balance at March 31, 2018	$555,166

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

NOTE 11 – SUBSEQUENT EVENTS

Conversions

On April 2, 2018 pursuant to a conversion notice, $50,000 in principal and $2,916 in interest was converted at $0.06 into 912,659 shares of common stock.

On April 3, 2018 pursuant to a conversion notice, $25,000 in principal and $1,386 in interest was converted at $0.05 into 506,649 shares of common stock.

On April 5, 2018 pursuant to a conversion notice, $50,000 in principal and $2,256 in interest was converted at $0.05 into 1,088,658 shares of common stock.

On April 11, 2018 pursuant to a conversion notice, $20,000 in principal and $929 in interest was converted at $0.04 into 581,358 shares of common stock.

On April 12, 2018 pursuant to a conversion notice, $30,000 in principal and $1,289 in interest was converted at $0.04 into 841,095 shares of common stock.

On April 18, 2018 pursuant to a conversion notice, $50,000 in principal and $3,750 in interest was converted at $0.03 into 1,560,232 shares of common stock.

On April 26, 2018 pursuant to a conversion notice, $35,000 in principal and $3,259 in interest was converted at $0.04 into 1,062,747 shares of common stock

On April 30, 2018 pursuant to a conversion notice, $25,000 in principal and $526 in interest was converted at $0.04 into 686,183 shares of common stock

April 13, 2018 Securities Purchase Agreement

On April 13, 2018, the Company entered into a securities purchase agreement with GS Capital, pursuant to which GS Capital purchased two 8% unsecured convertible promissory notes (the “April 2018 GS Capital Notes”) from the Company each in the principal amount of $150,000. The first note (the “April 2018 GS Capital Note”) was funded with cash and the second note (the “April 2018 Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “April 2018 Note Receivable”). The terms of the April 2018 Back-End Note require cash funding prior to any conversion thereunder.

Both the April 2018 GS Capital Note and the April 2018 Back-End Note mature on April 13, 2019, upon which any outstanding principal and interest thereon is due and payable. The amounts cash funded plus accrued interest under both the April 2018 GS Capital Note and the April 2018 Back-End Note are convertibles into shares of the Company’s common stock, at any time after October 13, 2018, at a conversion price for each share of common stock equal to 61% of the lowest closing bid price of the Company’s common stock for the ten prior trading days including the day upon which a notice of conversion is received by the Company from GS Capital, subject to adjustment in certain events.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2018

(unaudited)

The April 2018 GS Capital Note may be prepaid until 180 days from the issuance date with certain penalties. The April 2018 Back-End Note may not be prepaid. However, in the event that the April 2018 Back-End Note has not been cash paid and the April 2018 GS Capital Note is redeemed within the first six months of issuance, the April 2018 Back-End Note will be deemed cancelled and of no further effect. The April 2018 Back-End Note is not convertible until it is funded in cash on or before December 13, 2018, subject to certain restrictions. The Company has reserved 7,684,000 shares of its common stock for conversions under the April 2018 GS Capital Note. For so long as GS Capital owns any shares of common stock issued upon conversion of the April 2018 GS Capital Notes (the “Conversion Shares”), the Company covenants to (i) secure and maintain the listing of such shares of common stock, (ii) comply with certain of its reporting and filing obligations, and (iii) provide to GS Capital any notices it receives from its listing exchange or quotation system regarding the continued eligibility of its common stock for listing on such exchange.

The April 2018 GS Capital Notes contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

Any shares to be issued pursuant to any conversion of the April 2018 GS Capital Notes shall be issued pursuant to an exemption from the registration requirement of the Securities Act provided in Section 4(a)(2) of the Securities Act. GS Capital may not effect any conversions under the April 2018 Back-End Note until it has made full cash payment for the portion of the April 2018 Back-End Note being converted.

Any shares to be issued pursuant to any conversion of the April 2018 GS Capital Notes shall be issued pursuant to an exemption from the registration requirement of the Securities Act provided in Section 4(a)(2) of the Securities Act. GS Capital may not effect any conversions under the April 2018 Back-End Note until it has made full cash payment for the portion of the April 2018 Back-End Note being converted.

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

Recent Developments

GS Capital Partners, LLC Financing

On March 23, 2018, the Company entered into a securities purchase agreement, with GS Capital Partners, LLC (“GS Capital”), pursuant to which GS Capital purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $106,000. The first note (the “March 2018 Note”) was funded with cash and the second note (the “March 2018 Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “March 2018 Note Receivable”). The terms of the March 2018 Back-End Note require cash funding prior to any conversion thereunder. The March 2018 Note Receivable is due November 23, 2018, unless certain conditions are not met, in which case both the March 2018 Back-End Note and the March 2018 Note Receivable may both be cancelled. Both the March 2018 Note and the March 2018 Back-End Note mature on March 23, 2019, upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the March 2018 Note and the March 2018 Back-End Note are convertible into common stock of the Company at a conversion price equal to 62% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. The March 2018 Note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $64,968 put premium. The Company has recorded $185 of accrued interest as of March 31, 2018 for the March 2018 Note. Total principal outstanding under the March 2018 Note as of March 31, 2018 was $106,000.

The March 2018 Note may be prepaid with certain penalties within 180 days of issuance. The March 2018 Back-End Note may not be prepaid. However, in the event the March 2018 Note is redeemed within the first six months of issuance prior to cash funding of the March 2018 Note Receivable, the March 2018 Back-End Note and the March 2018 Note Receivable will be deemed cancelled and of no further effect.

The March 2018 Back-End Note will not be cash funded and such note, along with the March 2018 Note Receivable, will be immediately cancelled if the shares do not maintain a minimum trading price during the five days prior to such funding and a certain aggregate dollar trading volume during such period. Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

On April 13, 2018, the Company entered into a securities purchase agreement with GS Capital, pursuant to which GS Capital purchased two 8% unsecured convertible promissory notes (the “April 2018 GS Capital Notes”) from the Company in the aggregate principal amount of $300,000. The maturity date on the April 2018 GS Capital Notes is April 13, 2019. The terms and conditions of the April 2018 GS Capital Notes are substantially the same as the March Notes, except that (i) the Company reserved 7,684,000 shares of its common stock for conversions, (ii) GS Capital is entitled to deduct $7,500 at the time of cash funding of each of the April 2018 GS Capital Notes, (iii) the conversion price for each share of common stock shall be equal to 61% of the lowest closing bid price of the Company’s common stock as reported for the ten prior trading days including the day upon which a notice of conversion is received by the Company from GS Capital; and (iv) in the event the Company experiences a DTC “chill” on its shares, the conversion price shall be decreased to 51% instead of 61% while the “chill” is in effect.

Power Up Lending Group Ltd. Financing

Effective January 22, 2018, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), pursuant to which Power Up purchased a convertible promissory note (the “January 2018 Power Up Note”) from the Company in the aggregate principal amount of $153,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Power Up. The transactions closed on January 25, 2018.

The maturity date of the January 2018 Power Up Note is January 22, 2019 (the “Maturity Date”). The January 2018 Power Up Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of common stock, but shall not be payable until the January 2018 Power Up Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment.

Additionally, Power Up has the option to convert all or any amount of the principal face amount of the January 2018 Power Up Note, starting on July 21, 2018 and ending on the later of the Maturity Date and the date the Default Amount, which is an amount equal to 150% of an amount equal to the then outstanding principal amount of the January 2018 Power Up Note plus any interest accrued, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the January 2018 Power Up Note shall be $0.065, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $0.10, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $0.065. In the event Market Price is less than $0.10, the conversion price shall be the Variable Conversion Price. As defined in the January 2018 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

The January 2018 Power Up Note may be prepaid until 180 days from the issuance date with certain penalties.

On March 5, 2018, the Company entered into a securities purchase agreement with Power Up, pursuant to which Power Up purchased a convertible promissory note (the “March 2018 Power Up Note”) from the Company in the aggregate principal amount of $53,000. The maturity date on the March 2018 Power Up Note is March 5, 2019. The terms and conditions of the March 2018 Power Up Note is substantially the same as the Note from January 22, 2018.

The total principal amount due and outstanding under all debt issued to Power Up as of March 31, 2018 is $206,000.

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

The total principal amount due and outstanding under all debt issued to Eagle Equities as of March 31, 2018 is $2,001,435.

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

Manufacturing Services Agreement

We entered into a Manufacturing Services Agreement (the “MSA”) and Quality Assurance Agreement (the “QAA”), each with an effective date of August 12, 2016, with Amatsigroup NV (“Amatsigroup”), formally known as Q-Biologicals NV, a contract manufacturing organization located in Belgium. Pursuant to the MSA, Amatsigroup will produce certain drug substances and product containing certain enzymes at its facility in Belgium. We will use these substances and products for development purposes, including but not limited to clinical trials. The MSA contemplates payment to Amatsigroup pursuant to a pre-determined fee schedule based on the completion of certain milestones that depend on our manufacturing requirements and final batch yield. We anticipate that our payments to Amatsigroup under the MSA will range between $2.5 million and $5.0 million over five years, with the majority of the expenditures occurring during the first two years of the MSA when the finished drug product is manufactured and released for clinical trials. To date, we have incurred expenses of $1,557,739 in connection with services performed by Amatsigroup under the MSA.

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

In March 2018, we undertook a scientific advice meeting with the Medicines and Healthcare Products Regulatory Agency (MHRA), UK, regarding the investigational medicinal product (IMP) manufacturing program for PRP. A number of topics were raised and clarified regarding the preparation of a clinical trial application (CTA) for a First-In-Human study in the UK.

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

Consulting Agreements

On December 29, 2017, the Company entered into a one-year consulting agreement with a consultant for certain consulting, advisory and media services. As compensation for such services, the Company agreed to pay (i) an hourly fee, for up to $71,250 of time-based services; (ii) $9,772 for the preparation of certain marketing materials; (iii) an upfront fee of 500,000 restricted shares of the Company’s common stock, with up to 750,000 additional shares to be issued in six months at the Company’s sole discretion, and (iv) a marketing bonus equal to 6% of the value of any: (x) business collaboration with the Company which is identified or introduced by the consultant; or (y) joint venture, licensing, collaboration or similar monetization or strategic transaction (other than any capital-raising transaction) which is identified or introduced by the consultant. The Company may, in its sole discretion, pay any of the aforementioned fees in cash or shares of the Company’s common stock. If such fees are paid in stock, the number of shares to be paid shall be calculated by dividing the dollar amount of time (or value of the transaction, as the case may be) invoiced in such pay period by, as of the applicable calculation date, the most recent price at which the Company has sold shares of its common stock (or securities convertible into common stock) in a bona fide public or private financing including third party investors.

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

Derivative Instruments: ASC 815, “Derivatives and Hedging,” establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings. On the date of conversion, or payoff, of debt, the Company records the fair value of the conversion shares, removes the fair value of the related derivative liability, removes any discounts and records a net gain or loss on debt extinguishment.

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

For the Three Months Ended March 31, 2018 compared to the Three Months Ended March 31, 2017

Revenue

For the three months ended March 31, 2018 and 2017, we generated no revenue because we are currently undertaking research and development activities for market approval and there were no sales generated in this period. We do not expect to make significant revenues for several years.

Administration Expenses

Administration expenses decreased to $723,992 for the three months ended March 31, 2018 as compared with $1,153,138 for the three months ended March 31, 2017. This decrease is attributable to a decrease in stock based expense of approximately $320,000, which is related to a grant of stock options to our directors in April 2016 along with a decrease of approximately $380,000 related to stock based consulting fees. These decreases are offset by an increase in salaries and wages of approximately $225,000 in the three months ended March 31, 2018, primarily related to the annual bonus paid to Mr. Nathanielsz during this period.

Occupancy Expense

Occupancy expense increased by $356 to $8,005 for the three months ended March 31, 2018. The increase relates primarily to the fluctuation in foreign currency exchange rates.

Research and Development Expenses

Research and development expenses were $75,138 for the three months ended March 31, 2018 as compared with $386,490 for the three months ended March 31, 2017. The decrease in research and development expenses is primarily due to a decrease in clinical development expenses for PRP, since reproduction runs and purification process development of the two proenzymes, trypsinogen and chymotrypsinogen, for the PRP formulation, were recently completed. The Company is preparing to commence engineering runs and GMP manufacture of the finished drug product, during or before the second half of this year, for a future First-In-Human study in the UK, after concluding a scientific advice meeting with the MHRA.

Interest Expense/Income

Interest expense increased to $830,911 for the three months ended March 31, 2018 as compared with $798,361 for the three months ended March 31, 2017. Interest expense is primarily comprised of $228,000 debt discount amortization and $616,000 in accretion of put premium and an $80,000 reduction of put premium related to the repayment of notes. This increase is primarily attributable to higher accretion amounts of convertible notes with discounted debt features offset by the conversion of derivative debt resulting in lower amortization of debt discount during the three months ended March 31, 2018.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased by $65,809 to a gain of $207,736 for the three months ended March 31, 2018 from a gain of $273,545 for the three months ended March 31, 2017. This decrease is primarily attributable to an increase in the issuance of convertible notes with repricing options and variable conversion pricing.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction loss decreased to $230,346 for the three months ended March 31, 2018 as compared to a gain of $394,503 for the three months ended March 31, 2017. The decrease in foreign currency transaction loss is primarily attributable to greater fluctuation in exchange rates in the three months ended March 31, 2017 than in the three months ended March 31, 2018.

Net loss

Net loss increased to $1,491,006 for the three months ended March 31, 2018 as compared with $1,371,126 for the three months ended March 31, 2017. The increase is primarily attributable to an approximately $306,000 decrease in tax benefit as well as the net effect of fluctuations within changes in fair value of derivative liabilities and foreign currency transactions gains.

For the Nine Months Ended March 31, 2018 compared to the Nine Months Ended March 31, 2017

Revenue

For the nine months ended March 31, 2018 and 2017, we generated no revenue because we are currently undertaking research and development activities for market approval and there were no sales generated in this period.

Administration Expenses

Administration expenses decreased to $1,750,840 for the nine months ended March 31, 2018 as compared with $3,893,534 for the nine months ended March 31, 2017. This decrease is attributable to a decrease in stock based expense of approximately $980,000, which is related to a grant of stock options to our directors in April 2016 along with a decrease of approximately $780,000 related to stock based consulting fees. Additionally, investor relations decreased by $200,000 legal fees decreased by approximately $150,000 in the nine months ended March 31, 2018.

Occupancy Expense

Occupancy expense increased by $1,497 to $23,734 for the nine months ended March 31, 2018. The increase relates to the fluctuation in foreign currency exchange rates along with an approximately $700 decrease in occupancy in the nine months ended March 31, 2017 related to a reclassification of expenses.

Research and Development Expenses

Research and development expenses were $1,673,606 for the nine months ended March 31, 2018 as compared with $714,889 for the nine months ended March 31, 2017. The increase in research and development expenses is primarily due to an increase in clinical development expenses for PRP, as the purchase of the two proenzymes, trypsinogen and chymotrypsinogen, for the PRP formulation, raw material purification of the proenzymes, manufacturing process development and commencement of GMP manufacturing of the finished drug product intended for use in future First-In-Human studies increased in October 2017, as the Company advances towards full scale manufacturing. Additionally, the use of development & regulatory consultants also increased to support process development and manufacturing, submission to the US Food & Drug Administration (FDA) for a request for Orphan Drug Designation status for the treatment of pancreatic cancer and preparation for a scientific advice meeting with the MHRA, which meeting was completed during the first calendar quarter of 2018.

Interest Expense/Income

Interest expense decreased to $2,210,097 for the nine months ended March 31, 2018 as compared with $2,525,375 for the nine months ended March 31, 2017. Interest expense is primarily comprised of $628,000 debt discount amortization and $1,500,000 in accretion of put premium. This decrease is primarily attributable to the conversion of derivative debt resulting in lower amortization of debt discount offset by higher accretion amounts of convertible notes with discounted debt features during the nine months ended March 31, 2018.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased by $625,973 from a gain of $603,938 for the nine months ended March 31, 2017 to a loss of $22,035 for the nine months ended March 31, 2018. This decrease is primarily attributable to an increase in the issuance of convertible notes with repricing options and variable conversion pricing.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction loss increased to $239,498 for the nine months ended March 31, 2018 as compared to a gain of $143,169 for the nine months ended March 31, 2017. The decrease in foreign currency transaction gain is primarily attributable to greater fluctuation in exchange rates in the nine months ended March 31, 2017 than in the nine months ended March 31, 2018.

Net loss

Net loss decreased to $5,616,728 for the nine months ended March 31, 2018 as compared with $6,234,008 for the nine months ended March 31, 2017. The decrease is primarily attributable to an approximately $2,143,000 decrease in administrative expenses offset by an approximately $959,000 increase in research and development expense as well as the net effect of fluctuations within changes in fair value of derivative liabilities and foreign currency transactions gains.

Liquidity and Capital Resources

	For the Nine Months Ended March 31,
	2018	2017
Net cash used in operating activities	$(1,730,085)	$(1,449,080)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$1,893,255	$1,388,036
Effect of exchange rate changes on cash	$(222,917)	$(50,968)

Net cash used in operations was $1,730,085 for the nine months ended March 31, 2018 compared to $1,449,080 for the nine months ended March 31, 2017. This fluctuation is due to a decrease in stock option expense of approximately $973,000, offset by an increase in accounts payable of approximately $626,000 along with fluctuations in changes in foreign currency transaction gains and losses, changes related to the valuation of new derivative liabilities and the revaluation of existing derivative liabilities in the nine months ending March 31, 2018.

Cash flows provided by financing activities for the nine months ended March 31, 2018 were $1,893,255 compared to $1,388,036 for the nine months ended March 31, 2017. During the nine months ended March 31, 2018, we had proceeds from convertible promissory notes of $2,385,781 offset by repayments of convertible promissory notes of $490,181. During the nine months ended March 31, 2017, we had proceeds from convertible promissory notes of $923,750 and proceeds from the exercise of warrants of approximately $464,000.

The effect of the exchange rate on cash resulted in a $222,917 negative adjustment to cash flows in the nine months ending March 31, 2018 compared to a negative adjustment of $50,968 to cash flows in the nine months ending March 31, 2017. The reason for the fluctuation is due to the application of translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

We have substantial capital resource requirements and have incurred significant losses since inception. As of March 31, 2018, we had $9,296 in cash. Total debt outstanding at March 31, 2018 was $3,128,435. Based upon our current business plans, we will need considerable cash investments to be successful. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next twelve (12) months. Over the last twelve (12) months, we raised capital through unsecured short-term debt borrowings. In the near future, we intend to raise additional capital through either private or public financings. If we are unable to raise sufficient capital, this may affect our operations and ability to complete ongoing activities in connection with our research and development programs. If we do not raise sufficient capital we will reduce our R&D activities to minimize overheads. Further, we may consider possible licensing of our drug product, JV’s or mergers.

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

Changes in Internal Control Over Financial Reporting

The Company is undertaking to improve its internal control over financial reporting and improve its disclosure controls and procedures. As of March 31, 2018, we identified the following material weaknesses that still exist through the date of this report:

As of March 31, 2018, and as of the date of filing this report, we did not maintain effective controls over the disclosure control environment. Specifically, the Company lacks accounting personnel with technical knowledge in certain debt and equity transactions. Additionally, because of the size of the Company’s administrative staff, controls related to the segregation of certain duties have not been developed and the Company has not been able to adhere to them. Since these entity level programs have a pervasive effect across the organization, management has determined that these circumstances constitute a material weakness.

Other than as discussed above, there were no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 3. Defaults Upon Senior Securities.

As of March 31, 2018, the Company was in default under those certain convertible promissory notes issued to Eagle Equities LLC on December 12, 2016, January 27, 2017 and March 1, 2017 for failure to pay an aggregate of $769,933 of principal and accrued interest as of December 12, 2017, January 27, 2018 and March 1, 2018, the respective maturity dates of such notes. The Company is currently in discussions with Eagle Equities LLC to extend such maturity dates.  See Note 5 to the unaudited condensed consolidated financial statements in Part I of this report, which we incorporate by reference into this Item, for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

See Part II, Item 3 of this report, which we incorporate by reference into this Item.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Amendment to Certificate of Incorporation effective as of January 23, 2018, incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on January 26, 2018.

4.1	8% Convertible Redeemable Note issued to Power Up Lending Group Ltd., dated January 22, 2018, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on January 26, 2018.

4.2	8% Convertible Redeemable Note issued to GS Capital Partners, LLC, dated March 23, 2018, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 29, 2018.

4.3	8% Convertible Redeemable Back End Note issued to GS Capital Partners, LLC, dated March 23, 2018, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 29, 2018.

4.4	Collateralized Secured Promissory Note of GS Capital Partners, LLC, dated March 23, 2018, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on March 29, 2018.

4.5	8% Convertible Redeemable Note issued to GS Capital Partners, LLC, dated April 13, 2018, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 19, 2018.

4.6	8% Convertible Redeemable Back End Note issued to GS Capital Partners, LLC, dated April 13, 2018, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 19, 2018.

4.7	Collateralized Secured Promissory Note of GS Capital Partners, LLC, dated April 13, 2018, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed on April 19, 2018

10.1	Securities Purchase Agreement by and between the Company and Power Up Lending Group Ltd., effective as of January 22, 2018, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on January 26, 2018.

10.2	Securities Purchase Agreement by and between Propanc Biopharma, Inc. and GS Capital Partners, LLC, dated as of March 23, 2018, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on March 29, 2018.

10.3	Securities Purchase Agreement by and between Propanc Biopharma, Inc. and GS Capital Partners, LLC, dated as of April 13, 2018, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on April 19, 2018.

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Schema Document

101.CAL	XBRL Calculation Linkbase Document

101.LAB	XBRL Label Linkbase Document

101.PRE	XBRL Presentation Linkbase Document

101.DEF	XBRL Definition Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Date May 10, 2018	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer, Chief Financial
Officer and Chief Accounting Officer

