Form 10-K
period 2018-06-30
Propanc Biopharma, Inc.
filed 2018-09-17
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

None

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.001 par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [  ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the closing bid price of the registrant’s common stock as of the last business day of the registrant’s most recently completed second fiscal quarter ended December 31, 2017, was $2,429,381. For the sole purpose of making this calculation, the term “non-affiliate” has been interpreted to exclude directors, executive officers and holders of 10% or more of the registrant’s common stock and their affiliates.

As of September 17, 2018, the registrant had 162,039,054 shares of common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA, INC.

Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended June 30, 2018 (this “Annual Report”) contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made in reliance upon the protections provided by such act for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “might,” “will,” “will likely result,” “would,” “should,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” “forecast,” “anticipate,” “seek,” “continue,” “target” or the negative of such terms or other similar expressions. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

The following important factors, among others, could affect our future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: our ability to continue as a going concern absent new debt or equity financings; our ability to successfully remediate material weaknesses in our internal controls; our ability to reach research and development milestones as planned and within proposed budgets; our ability to control costs; our ability to successfully implement our expansion strategies; our current reliance on substantial debt financing that we currently are unable to repay in cash; our ability to obtain adequate new financing; our ability to successfully develop PRP, our lead product candidate; our ability to successfully develop and market our technologies; our ability to obtain and maintain patent protection; our ability to recruit employees and directors with accounting and finance expertise; our dependence on third parties for services; our dependence on key executives; the impact of government regulations, including U.S. Food and Drug Administration regulations; the impact of any future litigation; the availability of capital; changes in economic, business and competitive conditions; and other risks. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock. For a further list and description of various risks, relevant factors and uncertainties that could cause future results or events to differ materially from those expressed or implied in our forward-looking statements, see Item 1A. “Risk Factors” and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” sections of this Annual Report.

All forward-looking statements included in this Form-10-K are made only as of the date of this Annual Report or as of the date indicated. We do not undertake any obligation to, and may not, publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of, except as required by law. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this Annual Report and any documents incorporated herein by reference. You should read this Annual Report and the documents that we incorporate by reference into this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I

Item 1. Business.

General

As used in this Annual Report, references to the “Company,” “Propanc,” “we,” “our,” and “us” refer to Propanc Biopharma, Inc. and its consolidated subsidiary, unless otherwise indicated. In addition, references to our “financial statements” are to our consolidated financial statements included elsewhere in this Annual Report except as the context otherwise requires.

We prepare our financial statements in United States dollars and in accordance with generally accepted accounting principles as applied in the United States, (“U.S. GAAP”). In this Annual Report, references to “$” and “dollars” are to United States dollars.

Overview

We are a development-stage healthcare company that is currently focused on developing new cancer treatments for patients suffering from pancreatic, ovarian and colorectal cancer. Utilizing our scientific and oncology consultants, we have developed a rational, composite formulation of anti-cancer compounds, which together exert a number of effects designed to control or prevent tumors from recurring and spreading through the body. Our lead product candidate, PRP, is a variation upon our novel formulation and involves pro-enzymes, the inactive precursors of enzymes. As a result of positive early indications of the anti-cancer effects of our technology, over the last year we have conducted successful pre-clinical studies on PRP and subject to us receiving adequate financing, hope to submit a clinical trial application in the United Kingdom (the “UK”) in the first half of 2019. We intend to develop our PRP to treat early-stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

Key Research and Development Highlights:

●	Potential cancer treatment: We are developing PRP, an intravenous once-daily pro-enzyme treatment as a therapeutic option in cancer treatment and prevention. PRP is a combination of the pancreatic proenzymes trypsinogen and chymotrypsinogen.

●	Multiple mechanisms of action on cancerous or carcinogenic cells: PRP produces multiple effects on cancerous cells intended to inhibit tumor growth and potentially stop a tumor from spreading through the body. This is in contrast to current cancer treatments that lack sufficient efficacy to achieve a durable clinical response. As our research progresses, we intend to explore further these multiple mechanisms of action in order to identify opportunities to expand our intellectual property portfolio. Furthermore, we hope to uncover the molecular targets of the pro-enzymes to identify their potential for developing new compounds.

●	Encouraging data from patient treatment: We began our development efforts by analyzing scientific research undertaken over the last 15 years, including clinical data from patients in the UK and Australia. We concluded that there is at least indirect evidence that a formulation such as PRP may be an effective treatment against cancer and warranted further development.

●	Pre-Clinical Efficacy Studies: In November 2015, we completed animal efficacy studies in mice through our contract research partner, vivoPharm, demonstrating proof of concept in vivo. During the course of these studies, we discovered a new target therapeutic dose range using pro-enzymes for treating cancer. That month, we filed a patent application in support of this discovery, as described further herein.

●	Pre-Clinical Toxicology Studies: In October 2016, we completed an animal study for PRP, in which we evaluated its toxicokinetic parameters as well as its distribution and bioavailability, both before and after repeat dosages. We then initiated a second such study in December 2016. That study escalated the dosage levels in different phases and was completed in April 2017. We observed no major toxicological findings after PRP was administered by intravenous injection once daily throughout the study period.

●	Anticipated Clinical Trial Application: With the successful completion of the studies described above, we believe we have accumulated sufficient data to establish a safe and effective dosage level for PRP and advance our product development to the clinical stage. We are currently working with our manufacturer to create the finished product that will be part of our Investigational Medicinal Product Dossier to be submitted in connection with our anticipated first clinical trial for PRP, which we expect will be conducted in the UK.

●	Orphan Drug Designation: In June 2017, we received notification from the U.S. Food and Drug Administration (FDA) that PRP had been conferred Orphan Drug Designation. This special status is granted when a rare disease or condition is implicated and a potential treatment qualifies under the Orphan Drug Act and applicable FDA regulations. Orphan Drug status qualifies us for various development incentives, including protocol assistance, the potential for research grants, the waiver of future application fees, and tax credits for clinical testing if we choose to host future clinical trials in the U.S.

●	Unique intellectual property: In addition to our pre-clinical studies, we have also focused on building a significant portfolio of intellectual property around the use of pro-enzymes in the treatment of cancer, identifying new formulations, alternative routes of administration and potential new therapeutic targets. As described in greater detail within this Annual Report, we have filed numerous patent applications relating to PRP, several of which have been granted while others remain pending. In the U.S., we have been issued one patent to date (No. 9,636,359). Our most recent patent grant was granted in China in July 2017. Our patent protection extends to both PRP’s mechanism of action and the new compositions of pro-enzymes.

●	Research and development expenses: During the last two fiscal years ended June 30, 2018 and 2017, we have spent $1,825,728 and $971,769, respectively, on research and development expenses. Historically, we have assumed all of the costs associated with research and development. In September 2018, we entered into a two-year joint collaboration agreement with the Jaėn University, which is based in Andalucía, Spain, to assist us in expanding our product pipeline by discovering new compounds based on trypsinogen and chymotrypsinogen.

Company History

We were originally incorporated in Melbourne, Victoria Australia on October 15, 2007 as Propanc PTY LTD and continue to be based in Camberwell, Victoria Australia.

Since our inception, substantially all of our operations have been focused on the development of new cancer treatments targeting high-risk patients, particularly cancer survivors, who need a follow-up, non-toxic, long-term therapy designed to prevent the cancer from returning and spreading. We anticipate establishing global markets for our products.

On November 23, 2010, the Company was incorporated in the state of Delaware as Propanc Health Group Corporation. In January 2011, to reorganize the Company, we acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis and Propanc PPY LTD became our wholly-owned subsidiary.

Effective April 20, 2017, we changed our name to “Propanc Biopharma, Inc.” to better reflect our stage of operations and development. On the same date, we also effected a one-for-two hundred and fifty (1:250) reverse stock split whereby we (i) decreased the number of authorized shares of our common stock to 100,000,000 (ii) decreased the number of authorized shares of our preferred stock to 1,500,005 and (iii) decreased, by a ratio of one-for-two hundred and fifty (1:250) the number of retroactively issued and outstanding shares of our common stock.

On January 23, 2018, we Company filed a Certificate of Amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 400,000,000.

On or about September 20, 2018, we intend to file a Certificate of Amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 400,000,000 to 4,000,000,000, pursuant to the approval of our board of directors and our stockholders holding the majority of our voting stock obtained on August 28, 2018.

Important Milestones for Propanc

●	From the late 1990s, work from other scientists and clinicians, including Dr. Josef Novak in the U.S., and a since retired oncologist from the Czech Republic, Dr. Frantisek Trnka, shed new light on the therapeutic potential of Professor John Beard’s insights. Extensive laboratory work undertaken over a number of years by Novak and Trnka was reported in the journal Anticancer Research in 2005 in the paper entitled Pro-enzyme Therapy of Cancer. The conclusion of Novak and Trnka from this work was the discovery “that pro-enzyme therapy mandated first by John Beard nearly one hundred years ago, shows remarkable selective effects that result in growth inhibition of tumor cells with metastatic potential.” Today, these important scientific observations support our view that pro-enzymes are selective and effective in targeting malignant tumor cells and could become an effective tool in the fight against metastatic cancer.

●	In 2007, Dr. Julian Kenyon, Medical Director of the Dove Clinic in the UK, and Dr. Douglas Mitchell further developed the therapeutic concepts of Beard and identified strategies that could improve upon the therapeutic potential of Beard’s original ground-breaking work. A suppository formulation was developed by Mandeville Medicines in Buckinghamshire, UK, at the request of, and in consultation with, Drs. Kenyon and Mitchell, in an effort to improve on results reported in the literature pertaining to the potential therapeutic use of pro-enzymes in cancer treatment. Patients were first treated with the suppository formulation in April 2007 at The Dove Clinic in the UK, and in July 2007 at the Opal Clinic in Australia. Drs. Kenyon and Mitchell, through The Dove Clinic and Opal Clinic respectively, treated cancer patients in the United Kingdom and Australia with a suppository formulation of pro-enzymes. The treatment was undertaken under special UK and Australian regulatory provisions. In the UK it was undertaken under the regulations of the Medicines and Healthcare Products Regulatory Agency (the “MHRA”), designed for patients who have special clinical needs that cannot be met by licensed medicinal products, and in Australia under the Therapeutic Goods Administration (“TGA”) Special Access Scheme, a mechanism that provides for the import and/or supply of an unapproved therapeutic good for a single patient, on a case by case basis. In both jurisdictions, patients are permitted to receive treatment on an individual basis for compassionate use as long it is supplied by a recognized, licensed manufacturer who is able to meet certain guidelines for unapproved products, and individual case files are maintained for patients should the regulatory authorities require this information. No prior approval was required by either the MHRA or TGA prior to the commencement of treatment. No suppository formulation of the pro-enzymes was available and it was necessary for a novel suppository formulation to be manufactured specifically for these patients by a suitably licensed manufacturer.

●	Forty-six late stage cancer patients suffering from a range of malignancies in the UK and Australia received treatment with the pro-enzyme suppositories over periods of time ranging from one month to in excess of 17 months. Inspired by their observations in clinical practice, Drs. Kenyon and Mitchell resolved to develop pro-enzyme therapy for cancer patients worldwide.

●	In late 2007, Drs. Kenyon and Mitchell and Mr. James Nathanielsz, our Chief Executive Officer, developed a strategy to commercialize the newly developed pro-enzyme formulation, now designated PRP. Propanc PTY LTD. was established in Australia as a vehicle to refine, develop and commercialize novel, patented pro-enzyme therapeutics for the treatment of cancer.

●	In 2008, our Scientific Advisory Board (the “Scientific Advisory Board”) comprising Professor John Smyth (Edinburgh University), Professor Klaus Kutz (Bonn University) and Professor Karrar Khan (De Montfort University) was established. Today, the expertise of the Scientific Advisory Board in oncology research and development will be relied upon as we initiate patient trials and advance our products down the requisite regulatory pathways to commercialize our pro-enzyme therapies.

●	In 2009, a retrospective review of the patient notes from the 46 patients treated in the UK and Australia with the pro-enzymes suppositories (as described above) was undertaken by Dr. Kenyon. This report was subject to analysis by Professor Klaus Kutz who, at the time of the review, was an independent consultant in clinical pharmacology and safety, specializing in oncology. Professor Kutz observed that no patients were reported as living for a period less than that predicted by the treating clinician and a number of terminally ill patients lived marginally longer than predicted, particularly those suffering from pancreatic, colorectal, ovarian and gastro-intestinal cancers. As a result of the observations made by Dr. Kenyon and Professor Kutz, we are targeting the development of pro-enzyme therapy for the treatment of colorectal and pancreatic cancers for clinical trials, and in the future targeting other cancer types as our product candidate progresses to commercialization.

●	In early 2008, a research collaborative partnership was established with Professor David Tosh at the Center for Regenerative Medicine, Department of Biology and Biochemistry at Bath University, to investigate the molecular mechanisms by which the pro-enzyme formulation is acting, which resulted in us filing two provisional patents a year later. We undertook additional scientific research with Professor Tosh, Dr. Macarena Perán, Department of Health Sciences at Jaén University, and Dr. Juan Antonio Marchal, Biopathology and Regenerative Medicine Institute at Granada University. Important anti-cancer effects of the pro-enzymes were discovered, including triggering cell necrosis (cell death) and apoptosis (programmed cell death) and significantly, the induction of cell differentiation (i.e. inducing cancer cells to exhibit normal cell behavior). This led to us increasing our intellectual property base and patent new pharmaceutical compositions designed to enhance the effects of pro-enzymes. Subsequently, two provisional patents were combined into one Patent Cooperation Treaty (PCT) Application, filed on October 22, 2010 (PCT Application), and then a year later, we completed a 30 month national phase filing deadline for an international patent and commenced entering the national phase in countries around the world. Thus far, we have received grant status in Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore and South Africa and our application remains under examination in Brazil, Canada, the European Union, Malaysia, Mexico and the Republic of Korea. In the United States, one patent has been issued to date by the United States Patent and Trademark Office (No. 9,636,359) while another remains pending. We also have a second PCT application for our proenzyme composition that is pending as well two other applications filed and pending in Spain.

●	In late 2010, we made important discoveries and scientific observations, resulting in additional composition claims, which were included in the original PCT Application, further protecting the company’s pro-enzyme formulation. Collaboration with vivoPharm Pty Ltd. (“vivoPharm”), located in Melbourne, Australia, with research facilities in Hershey, Pennsylvania, United States, identified a highly synergistic ratio of the pro-enzymes when combined together, resulting in increased anti-cancer effects in several tumor cell lines. Furthermore, although α-Amylase was previously included in the early days of enzyme therapy and in the suppository formulation developed by Dr. Kenyon and Dr. Mitchell, after evaluating the synergistic interaction between the two pro-enzymes and α-Amylase, we concluded that α-Amylase did not contribute to the anti-tumor activity of the formulation, and so it was removed. By 2011, further work completed by vivoPharm confirmed the anti-metastatic effects of the newly combined ratio of the pro-enzymes in various cell line assays, and anti-angiogenic (inhibition of blood vessel formation) properties of the pro-enzyme treatment in mice.

●	At this time, we decided to access the U.S. markets in order to raise the capital needed to finance the Company’s pro-enzyme treatment for future preclinical testing and clinical trials. We incorporated as Propanc Health Group Corporation in the state of Delaware in November 2010 and in January 2011, we acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making and Propanc PTY LTD became our wholly-owned subsidiary. In mid-2012, our common stock began trading on the Over-the-Counter Bulletin Board and it currently trades on OTCQB.

●	In May 2013, it was observed that pro-enzymes enforce the re-entry of cancer cells back into normal cellular pathways and this may represent a novel approach to the treatment of cancer. These findings were published in Cellular Oncology, a peer reviewed journal of the International Society for Cellular Oncology.

●	In 2014, after conducting a detailed strategic review of our scientific and preclinical research, our development team determined that parenteral drug administration is the preferred route for the Company’s lead product, PRP. This approach is expected to maximize results in future patient trials, by ensuring maximum exposure of the drug to the tumor site.

●	In mid-2015, Dr. Joseph Chalil joined our Scientific Advisory Board as an independent expert to provide advice on the Company’s drug development programs, in particular, our lead product, PRP. Dr. Chalil is a physician and executive at Boehringer Ingelheim, one of the world’s largest privately held pharmaceutical companies.

●	Between July 2015 and February 2016, several scientific research findings were announced demonstrating significant anti-tumor efficacy in several animal models, including pancreatic and ovarian cancers at higher doses when administering pro-enzymes by intravenous injection, dramatic suppression of cancer stems cells in cell culture by altering several key pathways involved with invasion and metastasis, and identification of a synergistic response in a broad range of cancer types including kidney, melanoma, brain, prostate, liver, uterine and lung cancers.

●	In 2016, we added additional members from our partner universities and hospital to our Scientific Advisory Board, including Dr. Macarena Perán, who is currently Reader in Anatomy at the University of Jaén in Spain, Professor Juan Antonio Marchal Corrales, Professor of Anatomy and Embryology at the Faculty of Medicine at the University of Granada, and Dr. Maria García, Head of Translational Research at the University Hospital of Granada.

●	In August 2016, we entered into a Manufacturing Services Agreement and Quality Assurance Agreement with Amatsigroup NV, formally known as Q-Biologicals NV, a contract manufacturing organization located in Belgium. Pursuant to the Manufacturing Services Agreement, Amatsigroup produces for us certain drug substances and product containing certain enzymes at its facility in Belgium. We use these substances and products for development purposes, including but not limited to future clinical trials.

●	In October 2016, we completed an animal study for PRP, in which we evaluated its toxicokinetic parameters as well as its distribution and bioavailability, both before and after repeat dosages. We then initiated a second such study in December 2016. That study escalated the dosage levels in different phases and was completed in April 2017. We observed no major toxicological findings after PRP was administered by intravenous injection once daily throughout the study period.

●	On April 20, 2017, we changed our corporate name to “Propanc Biopharma, Inc.” to better reflect our stage of operations and development.

●	In June 2017, we received notification from the FDA that PRP had been granted Orphan Drug Designation, a special status that will enable us to qualify for tax credits for our future clinical trials, among other benefits.

●	In October 2017, we published key findings relating to a combination of two proenzymes trypsinogen and chymotrypsinogen A with potent in vitro and in vivo anti-tumor efficacy in Scientific Reports, a peer reviewed scientific journal covering all areas of the natural sciences. It was concluded that PRP could have relevant oncological clinical applications for the treatment of advanced or metastatic adenocarcinoma and advanced epithelial ovarian cancer.

8

●

In February 2018, we announced allowance of our key patent application from the European Patent Office (EPO) covering a pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen within the European Union. The allowed patent application is the first approval for the Company in the EU, which protects the Company’s lead product candidate, PRP, a solution for once-daily intravenous administration of a combination of two pancreatic proenzymes trypsinogen and chymotrypsinogen.

●	In March 2018, we completed the successful reproduction run of the manufacturing process for the Company’s two drug substances trypsinogen and chymotrypsinogen. The successful reproduction run demonstrated scalability of our proprietary manufacturing process to enable routine production of the two active substances for PRP. The process was developed in collaboration with a European Contract Manufacturing Organization (CMO) experienced in the production of biopharmaceuticals.

●

In July 2018, we entered national phase for two of our key patent applications from our intellectual property portfolio. The first patent application, which entered national phase in July 2018, describes a method to eradicate cancer stem cells, and a second patent application, covering proenzyme compositions for the treatment of solid tumors, recently completed national phase entry mid-July 2018. National phase is a process whereby applicants file a patent application in each individual jurisdiction or country, according to where intellectual property protection is sought.

●	In September 2018, we presented at the 25th Annual NewsMakers in the Biotech Industry Conference held at the Millennium Broadway Hotel and Conference Center in New York, NY. This prestigious conference is sponsored by BioCentury, where only 45 companies are handpicked to present their stories to institutional investors in the biotech sector. At the conference, we discussed, among other things, recent scientific advancements of PRP and our ability to suppress the cancer stem cell population, which we plan to submit for publication to a peer reviewed scientific journal, and explained the current anticipated timelines for commencing our engineering run and full scale GMP manufacturing batch of PRP, emphasizing our management’s focus was to identify a suitable source of capital as we prepare for filling our drug product for clinical trials, as well as the goal of reducing our debt on the balance sheet by increasing equity investment.

●	In September 2018, we entered into a two-year collaboration agreement with the University of Jaen to provide certain research services to us. In consideration of such services, we agreed to pay the university approximately 52,000 Euros ($60,762 USD) in year one and a maximum of 40,000 Euros ($46,740 USD) in year two. Additionally, in exchange for full ownership of the intellectual property we agreed to pay royalties of 2% of net revenues to the University.

●	Today, after deepening our scientific knowledge of the anti-cancer effects of pro-enzymes through our ongoing efforts with our research partners and strengthening our intellectual property portfolio by filing our patents in countries around the world, we believe we are ready to undertake human clinical trials and subject to receiving adequate financing, we hope to submit a clinical trial application in the UK in the first half of 2019.

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

By definition, carcinomas that originate on the epithelial side of the basement membrane are considered to be benign; as long as the cells forming them remain on the same side. However, many carcinomas acquire the ability to penetrate the basement membrane, and individual cancer cells or groups of cancer cells begin to invade the stroma. This mass of cells is now reclassified as malignant. Often, many pathologists and surgeons reserve the label “cancer” for those epithelial tumors that have acquired this invasive ability.

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

Propanc’s Theory Pro-enzymes Regulate Cell Proliferation

More than 100 years ago, Professor John Beard, a comparative embryologist, made an observation that the pancreas develops in most vertebrates at the time when the placenta begins to slow its rate of growth. He hypothesized that enzymes produced by the developing pancreatic gland curtail trophoblastic invasion (a rare condition in which abnormal cells grow inside the uterus from tissue that forms after conception) and suggested that pancreatic extracts should have a similar inhibitory effect on invasive tumors.

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

PRP

Our lead product, PRP, is a novel, patented formulation consisting of two pro-enzymes, trypsinogen and chymotrypsinogen, combined at a ratio of one-to-six (1:6), to be administered intravenously. After establishing proof of concept in vivo as described earlier, supplemented by laboratory research at the Universities of Jaén and Granada on the mechanism of action of the pro-enzyme mixture, evidence suggests PRP may be effective against a range of solid tumors.

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

Anti-Cancer Effects and Mechanism of Action

PRP consists of pro-enzymes which are known to influence a number of pathways critical for cancer cells to invade, grow and metastasize. Research published in collaboration with our research partners at Jaėn and Granada Universities in the Journal of Cellular Oncology in 2013 shows the clinical benefits of PRP appear to result from enhanced differentiation of tumor cells, which inhibits proliferation and consequently reduces their ability to invade and metastasize.

Specifically, the research showed that pro-enzymes:

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

Planned Clinical Development

PRP recently completed preclinical development. A First-In-Human (FIH), Phase Ib study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP is planned to commence in 2018 in the UK subject to us receiving adequate financing, and is hoped to be completed within twelve months. The study will be an open-label, multicenter, non-comparative study of PRP administered at increasing dose levels, with once daily intravenous injections over a 28-day cycle, with at least 20 and up to 40 patients enrolled.

The Phase Ib study is planned to be followed by two open Phase IIa studies evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP administered intravenously to patients with locally advanced or metastatic pancreatic adenocarcinoma, or to patients with advanced epithelial ovarian cancer who have failed prior anti-cancer therapy regimen. These studies are envisioned to start in parallel, shortly after the FIH Phase IIa study, and are hoped to be finalized in 2021. Both studies will be open, multicenter phase II studies measuring overall survival of patients having received once daily intravenous administrations of PRP.

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

The following preclinical development activities have been undertaken to date:

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

Anti-invasion, anti-migration and anti-EMT effect of PRP

To analyze the in vitro anti-metastatic effect of the pro-enzyme treatment, we studied the effect of PRP in cell invasion, cell migration and the modulation of EMT related genes in cancer cells. First, to evaluate the effect of PRP on cell migration, a key event in carcinogenesis, we performed a wound-healing assay on human pancreatic BxPC3 and human ovarian A2780 cells. Migration is defined as the directed movement of cells on a substrate such as plastic plates occurring on 2D surfaces.

Results show that non-treated cells migrated faster to close the gap of a scratch in the cell monolayer than PRP treated cells. PRP significantly reduced cell migration of pancreatic BxPC3 cells and compared with control cells even enhanced the width of the wound.

Although the A2780 ovarian tumor cell line does not grow forming a homogeneous monolayer like BxPC3, it can be observed that PRP treatment significantly reduces the ability of the ovarian cells to migrate. Data showed significant cell migration inhibition after 24 hours and 48 hours of treatment with PRP compared to control cells.

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

PRP pharmacokinetic study

To evaluate the pharmacokinetics and organ distribution of trypsinogen and chymotrypsinogen, non-tumor bearing female athymic Nude-Foxn1nu mice were treated with IRDye® 800CW labeled trypsinogen (5 mg/kg) plus unlabeled trypsinogen (50 mg/kg), or IRDye® 800 CW labeled chymotrypsinogen (7 mg/kg) plus unlabeled Chymotrypsinogen (300 mg/kg). Animals were euthanized at specified time-points post-dose and plasma along with organ homogenates was prepared, then imaged via IVIS imaging system.

Fluorescence was measured in organ homogenates. Mice treated with labeled T, presented a fluorescence peak in all organs between 15 minutes and 2 hours post-dose. While mice treated with labeled C showed the maximum fluorescent emission between 15 minutes and 6 hours post-dose. For both highest readings were observed in the kidneys and liver. Maximum levels of both IRDye®800CW labeled trypsinogen and chymotrypsinogen A in mouse plasma occurred at 15 minutes post dose (7.5 and 72.2 ìg/ml, respectively). Levels of both IRDye® 800CW labeled proenzymes decreased rapidly after this time.

Anti-tumor efficacy of PRP in orthotropic mice models

The effect of the pro-enzyme formulation PRP at different doses on tumor weight in orthotropically implanted pancreatic and ovary tumors was assessed. In the pancreatic tumor control group, there was significant (*P < 0.05) reduction in mean tumor weight in animals treated for 26 days with trypsinogen/chymotrypsinogen at 83.3/500 mg/kg (30.2 mg; 85.9% inhibition) compared with control (PBS; 214.8 mg), but not between trypsinogen/chymotrypsinogen at 27.5/165 mg/kg (196.5 mg; 8.5 % inhibition) and the control (as shown in the figure below).

Furthermore, ovary tumor-bearing mice (as shown in the figure below) showed a significant (p < 0.05) reduction in mean tumor weight in animals treated for 21 days with two different doses of trypsinogen/chymotrypsinogen, 9.1/54 mg/kg and 27.5/165 mg/kg, compared with control (PBS). The mean weight of control group tumors was 2062.2 mg while the treated groups presented a mean tumor weight of 1074.2 mg and 957.3 respectively, ranging in a 50% tumor inhibition (52% - 46%).

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

For many patients with solid cancers, such as breast, ovarian, colorectal, lung and pancreatic cancer, surgery is frequently the first treatment option, often followed by first line chemotherapy with or without radiotherapy. While hopefully such procedures are curative, in many instances the tumor returns, and second line treatment strategies are chosen in an effort to achieve a degree of control over the tumor. In most instances, the benefit is temporary, and eventually the point is reached where the patient’s tumor either fails to adequately respond to treatment, or the treatment has unacceptable toxicity which severely limits its usefulness.

Should the planned Phase I, II and III clinical trials confirm the efficacy of PRP, along with the favorable safety and tolerability profile suggested by pre-clinical studies conducted to date, we believe our product will have utility in a number of clinical situations including:

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

In the near term as part of our planned Phase I, II and III clinical trials, we plan to target patients with solid tumors, most likely ovarian and pancreatic, for whom other treatment options have been exhausted. This is a common approach by which most new drugs for cancer are initially tested. Once efficacy and safety has been demonstrated in this patient population, exploration of the potential utility of the drug in earlier stage disease can be undertaken, together with investigation of the drug’s utility in other types of cancers, such as gastro-esophageal tumors, colon or rectal carcinoma might be conducted. A Phase II study in a back-up indication, such as advanced therapy refractant prostate cancer will also be considered. This indication is based on positive preclinical pharmacology studies.

Development Strategy

Our goal is to undertake early stage clinical development of PRP through to a significant value inflection point, where the commercial attractiveness of a drug in development, together with a greater likelihood of achieving market authorization, may attract potential interest from licensees seeking to acquire new products. Such value inflection points in the context of cancer drugs are typically at the point where formal, controlled clinical trials have demonstrated either ‘efficacy’ or ‘proof of concept’ – typically meaning that there is controlled clinical trial evidence that the drug is effective in the proposed target patient population, has an acceptable safety profile, and is suitable for further development. From a ‘big picture’ perspective, it is our intention to progress the development of our technology through the completion of our planned Phase Ib clinical trials and then to seek a licensee for further development beyond that point.

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

We anticipate reaching the Phase IIa proof of concept milestone in approximately three to four years, subject to regulatory approval in Europe, and the results from our research and development and licensing activities.

Our overhead and expenses are likely to increase from its current level as PRP progresses down the development pathway. This increase will be driven by the need to increase our internal resources in order to effectively manage our research and development activities.

Anticipated timelines

Commencing in the second quarter of calendar year 2019, we intend to initiate a Phase IIa study in advanced cancer patients with solid tumors and the anticipated costs will be approximately $2,500,000.

Financial Objective

Multiple factors, many of which are outside of our control, can impact our ability to achieve our target objectives within the planned time and budgetary constraints. Subject to these caveats, our objective is to complete our planned Phase IIa study for PRP within the proposed budget.

Corporate Strategy

We primarily outsource services, skills and expertise to third parties as required to achieve our scientific and corporate objectives. As the business grows and gains more personnel, outsourcing will continue to be the preferred model, where fixed and variable costs are carefully managed on a project-by-project basis. This means our research and development activities are carried out by third parties. Additional third parties with specific expertise in research, compound screening and manufacturing (including raw material suppliers) have been contracted as required.

Our initial focus is to organize, coordinate and finance the various parts of our drug development pipeline. New personnel will be carefully introduced into our Company over a period of time as our research and development activities expand. They will have specific expertise in product development, manufacture and formulation, regulatory affairs, toxicology, clinical operations and business development (including intellectual property management, licensing and other corporate activities).

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

As part of our overall expansion strategy, from time to time, we investigate potential intellectual property acquisition opportunities to expand our product portfolio. While our initial focus is on the development of PRP as the lead product candidate, potential product candidates may also be considered for future preclinical and clinical development. These potential opportunities have arisen from other research and development organizations, which either own existing intellectual property or are currently developing new intellectual property, which may be of interest to us. These opportunities are possible new cancer treatments that are potentially less toxic than existing treatment approaches and are able to fill an existing gap in the treatment process, such as a systemic de-bulking method which could reduce the size and threat of metastases to a more manageable level for late stage cancer patients. We believe these potential treatment approaches will be complementary to existing treatment regimens and our existing product candidate, PRP. No formal approaches have been made at this stage and it is unknown whether we will engage in this discussion in the near future. However, we remain hopeful that as PRP progresses further down the development pathway, future opportunities may arise to use the expertise of our management and scientific personnel for future prospective research and development projects.

Current Operations

We are at a pre-revenue stage. We do not know when, if ever, we will be able to commercialize our products and begin generating revenue. We are focusing our efforts on organizing, coordinating and financing the various aspects of the drug research and development program outlined earlier in this document. In order to commercialize our products, we must complete preclinical development, Phase Ib, IIa and IIb clinical trials in Europe, the U.S., Australia, or elsewhere, and satisfy the applicable regulatory authority that PRP is safe and effective. If the results from the Phase II trials are convincing, we will seek conditional approval from the regulatory authorities sooner. Therefore, we estimate that this will take approximately three to four years if we seek conditional approval, or up to seven years if we determine that Phase III trials are needed. As described previously, when we advance our development projects sufficiently down the development pathway and achieve a major increase in value, such as obtaining interim efficacy data from Phase II clinical trials, we will seek a suitable licensing partner to complete the remaining development activities, obtain regulatory approval and market the product.

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

License Agreements

We previously sponsored a collaborative research project at Bath University to investigate the cellular and molecular mechanisms underlying the potential clinical approach of our proprietary pro-enzyme formulation. As a result of this undertaking, we entered into a Commercialization Agreement with University of Bath (UK), dated November 12, 2009 (the “Commercialization Agreement”), where, initially, we held an exclusive license with Bath University, and where we and Bath University co-owned the intellectual property relating to our pro-enzyme formulations. The Commercialization Agreement originally provided for Bath University to assign the Patents (as defined therein) to Propanc in certain specified circumstances, such as successful completion of a clinical trial and commencement of a Phase II (Proof of Concept) clinical trial.

On June 14, 2012, Propanc and Bath University agreed to an earlier assignment to us of the patents pursuant to an Assignment and Amendment Deed, on the proviso that Bath University retains certain rights arising from the Commercialization Agreement, as follows:

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

In consideration of such assignment, we agreed to pay royalties of 2% of net revenues to Bath University. Additionally, we agreed to pay 5% of each and every license agreement subscribed for. The contract is cancellable at any time by either party. To date, no amounts are owed under the agreement.

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

In June 2017, we received a written opinion from the Australian Patent Office relating to our PCT application. Specifically, we were notified that a majority of the claims we made concerning our combination of trypsinogen and chymotrypsinogen that comprises PRP were considered novel and several of them were considered inventive. The Australian Patent Office also found that the experimental data included in the application and the way it is presented adequately supported the pending claims.

In July 2017, we received notification of the acceptance of our lead patent application from the Chinese Patent Office.

In January 2018, we received notification of allowance of our lead patent application from the European Patent Office, which we announced in February 2018.

In July 2018, we entered national phase for two of our key patent applications from our intellectual property portfolio. The first patent application, which entered national phase in July 2018, describes a method to eradicate cancer stem cells, and a second patent application, covering proenzyme compositions for the treatment of solid tumors, recently completed national phase entry mid-July 2018.

No.	Title	Country	Case Status	Date Filed
1.	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic reduction agent.	USA, Europe Australia, China, Japan, Indonesia, Israel, New Zealand, Malaysia, Singapore, South Africa and Mexico	Granted	Oct-22-2010

		Brazil, Canada, Hong Kong, India and Republic of Korea	Under Examination

2.	Proenzyme composition	Australia, Canada, China, Europe, India, Indonesia, Israel, Japan, Malaysia, New Zealand, Singapore, South Africa and USA	Application filed and pending	Nov-11-2016

3.	Cancer Treatment	PCT	Application filed and pending	Jan-27-2017

4.	Composition of proenzymes for cancer treatment	PCT	Application filed and pending	Apr-12-2017

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

New Drug Applications (“NDAs”)

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

The preclinical and clinical testing and approval process requires substantial time, effort and financial resources, and we cannot guarantee that any approvals for our product candidates will be granted on a timely basis, if at all. Preclinical tests include laboratory evaluation of toxicity and immunogenicity in animals. The results of preclinical tests, together with manufacturing information and analytical data, are submitted as part of an IND application to the FDA. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA raises concerns or questions about the conduct of the clinical trial, including concerns that human research subjects will be exposed to unreasonable health risks. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can begin. Our submission of an IND may not result in FDA authorization to commence clinical trials. A separate submission to an existing IND must also be made for each successive clinical trial conducted during product development. Further, an independent institutional review board (“IRB”) covering each medical center proposing to conduct clinical trials must review and approve the plan for any clinical trial before it commences at that center and it must monitor the study until completed. The FDA, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects or patients are being exposed to an unacceptable health risk. Clinical testing also must satisfy extensive “good clinical practice” (“GCP”) regulations, which include requirements that all research subjects provide informed consent and that all clinical studies be conducted under the supervision of one or more qualified investigators.

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

Orphan Drug Designation

In June 2017, we were notified by the FDA that PRP had been granted orphan drug designation for the treatment of pancreatic cancer. Orphan drug designation may be granted by the FDA when a rare disease or condition is implicated and a potential treatment qualifies under the Orphan Drug Act and applicable FDA regulations. This qualifies us for various developmental incentives, including protocol assistance, the potential for research grants, the waiver of future application fees, and tax credits for clinical testing if we choose to host future clinical trials in the United States.

In October 2017, we submitted a request for a second orphan drug designation for PRP, this time for ovarian cancer.

On November 2, 2017, we were notified by the FDA that our request was not granted. The Office of Orphan Products Development (“OOPD”) stated that complete prevalence is used as a measure of disease in ovarian cancer, as this reflects the number of women who have been diagnosed with disease and may be eligible for treatment with the proposed therapy. Therefore, on the date of the submission of our application, the OOPD estimated that the prevalence of ovarian cancer was 228,110 cases. Since the prevalence exceeds the threshold of 200,000 to qualify for orphan drug designation, they could not grant our request. We may consider resubmitting our application if we can identify a suitable sub population in ovarian cancer, which may meet the target threshold.

European Union

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials, commercial sales and distribution of our products. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or market our product in those countries. The approval process varies from country to country and the time may differ than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Despite these differences, the clinical trials will be conducted according to international standards such as Good Clinical Practice (GCP), Good Manufacturing Practice (GMP) and Good Laboratory Practice (GLP), which is recognized by each foreign country under the International Conference of Harmonization (ICH) Guidelines. We will conduct our trials in each foreign jurisdiction according to these standards, undertaking a First-In-Human (FIH) Phase I study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics, and anti-tumor efficacy of PRP. This will be followed by two Phase II studies evaluating the efficacy and safety of PRP. To ensure harmonization between the jurisdictions, we intend to conduct regulatory meetings in the country where trials are conducted, as well as the FDA and European Medicines Agency. A pre-IND (Investigational New Drug) meeting will be held with the FDA once initial patient data has been collected from the FIH study to ensure acceptability of future planned Phase II trials.

Under European Union regulatory systems, we must submit and obtain authorization for a clinical trial application in each member state in which we intend to conduct a clinical trial. After we have completed clinical trials, we must obtain marketing authorization before it can market its product. We must submit applications for marketing authorizations for oncology products under a centralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The European Medicines Agency (the “EMA”) is the agency responsible for the scientific evaluation of medicines that are to be assessed via the centralized procedure.

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

The impact of Brexit on the drug approval process in the UK is uncertain, which could significantly impact Propanc as we intend to conduct our clinical trials for PRP in the UK. Companies based in the UK and operating in the drug industry are urging the European Union and the UK to reach an agreement to harmonize the regulatory process once the UK officially exits the European Union. Our Phase IIa trials may be completed by the end of 2021, or shortly thereafter, and we are hopeful that there will be greater clarity on the regulatory process for drug approvals in UK prior to March 30, 2019.

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

Eligibility for reimbursement does not imply that any drug will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, sale and distribution. Interim reimbursement levels for new drugs, if applicable, may also not be sufficient to cover costs and may not be made permanent. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. Net prices for drugs may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors and by any future relaxation of laws that presently restrict imports of drugs from countries where they may be sold at lower prices than in the United States. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies.

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

Marketing Approvals, Pricing and Reimbursement Regulations

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

Employees

As of September 14, 2018, we have one full-time employee and one part-time employee. In addition to our employees, we engage key consultants and utilize the services of independent contractors to perform various services on our behalf. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business. Over time, we may be required to hire additional employees or engage independent contractors to execute various projects that are necessary to grow and develop our business. These decisions will be made by our officers and directors, if and when appropriate.

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

We maintain a corporate website at www.propanc.com. You will be able to access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, proxy statements and other information to be filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC free of charge at our website as soon as reasonably practicable after such material will be electronically filed with, or furnished to, the SEC. The information contained in, or that can be accessed through, our website is not part of this Annual Report.

Item 1A. Risk Factors.

You should carefully consider the risks described below, together with all of the other information included in this Annual Report, before deciding whether to invest in our common stock. The occurrence of any of the risks described below could have a material adverse effect on our business, financial condition, results of operations and future growth prospects. In these circumstances, the market price of our common stock could decline, and you may lose all or part of your investment.

RISKS RELATED TO OUR FINANCIAL CONDITION AND OUR NEED FOR ADDITIONAL CAPITAL

Our independent registered accounting firm has expressed concerns about our ability to continue as a going concern. Our ability to continue as a going concern is in substantial doubt absent obtaining adequate new debt or equity financings.

The report of our independent registered public accounting firm expresses concern about our ability to continue as a going concern based on the absence of revenues, recurring losses from operations and our need for additional financing to fund all of our operations. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses. For the fiscal years ended June 30, 2018 and June 30, 2017, we had net losses of $7,039,155 and $7,867,500, respectively. Further, as of June 30, 2018, we had $19,921 in cash, $6,257 in receivable accounts and had an accumulated deficit of $45,282,678.

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

We have incurred significant losses since our inception. We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $7,039,155 and $7,867,500, respectively, for the fiscal years ended June 30, 2018 and June 30, 2017. As of June 30, 2018 and June 30, 2017, we had a deficit accumulated during the development phase of $45,282,678 and $38,243,523, respectively. To date, we have not generated any revenues and have financed most of our operations with funds obtained from private financings.

Since October 2007, we have devoted substantially all of our efforts to research and development of our product candidates, particularly PRP, and efforts to protect our intellectual property. Most recently, from January-February 2016, and October 2016-April 2017, we have contracted with third parties to perform a number of laboratory studies and dose range finding studies designed to examine the anti-cancer effects of PRP and prepare for human clinical trials. Since mid-2017, we developed a suitable manufacturing process for each active drug substance in the PRP formulation, capable of producing a full scale GMP manufacture of PRP for human trials. We were granted Orphan Drug Designation status from the FDA for PRP for the treatment of pancreatic cancer. In March 2018, a scientific advice meeting was conducted with the MHRA (Medicines and Healthcare Products Regulatory Agency) UK, to assist with preparation of our first Clinical Trial Application (CTA). We expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to incur significant expenses and increasing operating losses for the foreseeable future if and as we progress PRP into clinical trials, continue our research and development, seek regulatory approvals, establish a sales and marketing infrastructure, maintain and expand our intellectual property portfolio, and add personnel.

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

In order to maintain our operations, including our research and development efforts and our preclinical development of PRP, we have over the last three years entered into a number of securities purchase agreements pursuant to which we issued convertible debt in return for cash. We are not currently able to repay either the current principal or interest on this debt in cash. Our lenders, therefore, can convert their debt into shares of our common stock, at a percentage discount to current market prices and then attempt to sell these shares on the open market in order to pay down their loans and receive a return on their investment. These financings pose the risk that as these debts are converted, our stock price will reflect the reduced prices our lenders are willing to sell their shares at, given the discount they have received. These financings contain no floor on the price our lenders can convert their debt into shares of our common stock and they could conceivably reduce the price our common stock to near zero. These types of financings negatively impact our balance sheet and the appeal of our common stock as an investment. While we are actively exploring various alternatives to reduce if not eliminate this debt, for the foreseeable future we will continue to carry it on our balance sheet, and we may have to enter into additional such financings in order to sustain our operations. As a result, the price of our common stock and our market capitalization are subject to significant declines until our convertible debt is either refinanced on a favorable basis or is eliminated.

The total amount of debt outstanding under these financing arrangements is $2,391,235 as of September 12, 2018. Please see Item 7. Management’s Discussion of Financial Condition and Results of Operations- Recent Developments for further information.

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

Debt financing, if available, may also involve agreements that include restrictive covenants limiting or restricting our ability to take specific actions, such as merging with other companies or consummating certain changes of control, acquiring other companies, engaging in new lines of business, incurring additional debt, making capital expenditures, making certain investments, paying dividends, transferring or disposing of assets, amending certain material agreements, incurring additional indebtedness or enter into various specified transactions. We therefore may not be able to engage in any of the foregoing transactions unless we obtain the consent of the lender or terminate such debt agreements. Our debt agreements may also contain certain financial covenants, including achieving certain milestones and may be secured by substantially all of our assets. In the event we enter into such debt agreements, there is no guarantee that we will be able to generate sufficient cash flow or sales to pay the principal and interest under our debt agreements or to satisfy all of the financial covenants.

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

The conversion of some or all of our currently outstanding convertible notes in shares of our common stock will dilute the ownership interests of existing stockholders.

The conversion of some or all of our currently outstanding convertible notes in shares of our common stock will dilute the ownership interests of existing stockholders. Any sales in the public market of the common stock issuable upon such conversion or any anticipated conversion of our convertible notes into shares of our common stock could adversely affect prevailing market prices of our common stock

The accounting method for convertible debt securities that may be settled in cash could have a material adverse effect on our reported financial results.

Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), we are required to separately account for the liability and equity components of our convertible notes because they may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. The effect of ASC 470-20 on the accounting for our convertible notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ deficit on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of our convertible notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of our convertible debt or notes to their face amount over the terms. We will report lower net income in our financial results because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of our convertible notes.

In addition, because our convertible notes may be settled entirely or partly in cash, under certain circumstances, these are currently accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion are not included in the calculation of diluted earnings per share except to the extent that the conversion value exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable to use the treasury stock method in accounting for the shares issuable upon conversion of our convertible notes, then our diluted earnings per share would be adversely affected.

We maintain our cash in Australian financial institutions that are not insured.

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through the date of the filing of this Annual Report.

RISKS RELATED TO THE DISCOVERY, DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

Because PRP remains in the early stages of development and may never become commercially viable, you may lose your investment.

At present, our lead product candidate, PRP, is still in preclinical development. While we are hopeful that the preclinical testing we have completed will lead to our initiating human clinical trials as soon as mid-2019, as noted elsewhere we expect that it will be several years, at least, before PRP can be commercialized. Further, if clinical trials for PRP fail to produce statistically significant results, we would likely be forced to either spend several more years in development attempting to correct whatever flaws were identified in the trials, or we would have to abandon PRP altogether. Either of those contingencies, and especially the latter, would dramatically increase the amount of time before we would be able to generate any product-related revenue, and we may well be forced to cease operations. Under such circumstances, you may lose at least a portion of, and perhaps your entire, investment.

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

We intend to seek regulatory approval for PRP in the United Kingdom and other countries outside of the United States and expect that these countries will be important markets for our products, if approved. Marketing our products in these countries will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The regulations that apply to the conduct of clinical trials and approval procedures vary from country to country and may require additional testing. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval.

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

We are developing PRP for the treatment of pancreatic, ovarian and colorectal cancer. There are a variety of available therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidates are approved, they will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using PRP in combination with existing therapies or replacing existing therapies with PRP.

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

Even if we are able to commercialize PRP, we will need to seek approval for reimbursement before it can be marketed, and it may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which would harm our business.

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

We currently seek third-party collaborators for the development and commercialization of PRP, contract manufacturers (CMOs), contract research organizations (CROs), regulatory and development consultants, and hospitals for clinical trial sites. We intend to continue to rely on third-party collaborators for current and future product candidates for the foreseeable future. Our likely collaborators for any collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical companies and biotechnology companies. If we do enter into any such arrangements with any third parties, we will likely have limited control over the amount and timing of resources that our collaborators dedicate to the development or commercialization of our product candidates. Our ability to generate revenues from these arrangements will depend on our collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

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

We do not have any manufacturing facilities or personnel. We currently obtain all of our supply of PRP for clinical development through our Manufacturing Service Agreement with Amatsigroup, and we expect to continue to rely on Amatsigroup for the manufacture of clinical and, if necessary, commercial quantities of PRP. This reliance on a third party increases the risk that we will not have sufficient quantities of PRP on hand at any given time, which could delay, prevent or impair our development efforts. We do not currently have alternative arrangements in place to supply us with PRP should Amatsigroup fail to perform for any reason. Amatsigroup may also fail to comply with current good manufacturing practices (“cGMP”) regulations or similar regulatory requirements outside the United States. Any such failure to comply with applicable regulations could result in sanctions being imposed on Amatsigroup, and possibly us as well. These sanctions could include fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of PRP, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our supply of PRP and result in harm our business and results of operations.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or products or which effectively prevent others from commercializing competitive technologies and products. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.

The laws of foreign countries may not protect our rights to the same extent as the laws of the United States. Publications of discoveries in the scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing. Therefore, we cannot be certain that we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions.

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

Competitors may infringe our patents. To counter infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours is invalid or unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. In addition, our licensors may have rights to file and prosecute such claims and we are reliant on them.

Third parties may initiate legal proceedings alleging that we are infringing their intellectual property rights, the outcome of which would be uncertain and could have a material adverse effect on the success of our business.

Our commercial success depends upon our ability and the ability of our collaborators to develop, manufacture, market and sell PRP and any other product candidates and use our proprietary technologies without infringing the proprietary rights of third parties. We have yet to conduct comprehensive freedom-to-operate searches to determine whether our use of certain of the patent rights owned by or licensed to us would infringe patents issued to third parties. We may become party to, or threatened with, future adversarial proceedings or litigation regarding intellectual property rights with respect to our products and technology, including interference proceedings before the U.S. Patent and Trademark Office and their European Union and global equivalents. Third parties may assert infringement claims against us based on existing patents or patents that may be granted in the future. If we are found to infringe a third party’s intellectual property rights, we could be required to obtain a license from such third party to continue developing and marketing our products and technology. However, we may not be able to obtain any required license on commercially reasonable terms or at all. Even if we were able to obtain a license, it could be non-exclusive, thereby giving our competitors access to the same technologies licensed to us. We could be forced, including by court order, to cease commercializing the infringing technology or product. In addition, we could be found liable for monetary damages. A finding of infringement could prevent us from commercializing our product candidates or force us to cease some of our business operations, which could materially harm our business. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

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

RISKS RELATING TO EMPLOYEE MATTERS AND MANAGING GROWTH

Our future success depends on our ability to retain our chief executive officer and our chief scientific officer and, as we continue to develop and grow as a company, to attract, retain and motivate qualified personnel.

We are highly dependent on our management team, specifically Mr. James Nathanielsz, and on Dr. Julian Kenyon, who serves as our chief scientific officer in a non-executive officer capacity and a director. While we have a current employment agreement with our chief executive officer and chief financial officer, Mr. James Nathanielsz, and a director agreement with Dr. Kenyon, both the employment agreement with Mr. Nathanielsz and the director agreement with Dr. Kenyon permit each of the respective parties thereto to terminate such agreements upon notice. If we lose this key employee and/or the services of our other director, our business will likely suffer and we may have to cease operations.

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

We have identified material weaknesses in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our financial statements in future periods.

In connection with the audits of our financial statements for the fiscal years ended June 30, 2018 and 2017, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2018:

●	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	lack of independent audit committee of our board of directors; and

●	insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of U.S. GAAP.

We outsource the functions that would normally be performed by a principal financial officer to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

We believe that these material weaknesses primarily relate, in part, to our lack of sufficient staff with appropriate training in U.S. GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

We plan to take a number of actions in the future to correct these material weaknesses including, but not limited to, establishing an audit committee of our board of directors comprised of at least two independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements, subject to receiving sufficient additional capital. If we receive sufficient capital, we hope to hire a part- or full-time chief financial officer as the first step in building out our accounting department. We will need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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

Also, our lack of independent directors and an audit committee necessitates that we do not currently have a director who qualifies as an audit committee financial expert. This fact, together with our additional lack of in-house accounting personnel knowledgeable in debt and equity transactions and our extremely small administrative staff that makes it impossible to segregate critical duties, combine to create material weaknesses in both our disclosure controls and procedures and our internal control over financial reporting.

If we fail to implement and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud.

Effective internal controls over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404 of the Sarbanes-Oxley Act, or the subsequent testing by our independent registered public accounting firm, if and when required, may reveal additional deficiencies in our internal controls over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our consolidated financial statements or identify other areas for further attention or improvement. If in the future we identify other material weaknesses in our internal control over financial reporting, including at some of our acquired companies, if we are unable to comply with the requirements of Section 404 in a timely manner or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be negatively affected, and we could become subject to investigations by the stock exchange on which our securities are then listed, the SEC, or other regulatory authorities, which could require additional financial and management resources. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Additionally, we currently do not have an internal audit group nor an audit committee of our board of directors, and we will eventually need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to have effective internal controls for financial reporting.

We will continue to incur significant increased costs as a result of operating as a public company.

As a public company, we will continue to incur significant legal, accounting and other expenses. For example, we are subject to mandatory reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which require, among other things, that we continue to file with the SEC annual, quarterly and current reports with respect to our business and financial condition. We have incurred and will continue to incur costs associated with the preparation and filing of these SEC reports. In addition, the Sarbanes-Oxley Act, as well as rules subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and national stock exchanges have imposed various other requirements on public companies. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact (in ways we cannot currently anticipate) the manner in which we operate our business. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we will incur additional expense to increase our director and officer liability insurance.

In addition, if and when we cease to be a smaller reporting company and become subject to Section 404(b) of the Sarbanes-Oxley Act, we will be required to furnish an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To achieve compliance with Section 404 within the prescribed time period, we will continue to be engaged in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to dedicate substantially greater internal resources, potentially engage outside consultants and adopt a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that our independent registered public accounting firm, when required, will not be able to conclude within the prescribed timeframe that our internal control over financial reporting is effective as required by Section 404. This could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.

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

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may continue to be highly volatile, you may not be able to resell your shares at or above the public offering price and you could lose all or part of your investment.

The trading price of our common stock may continue to be highly volatile. For example, the closing price of our stock during the period from August 24, 2018 to September 5, 2018, fluctuated between a low of $0.004 and a high of $0.2599. Our stock price could continue to be subject to wide fluctuations in response to a variety of factors, including the following:

●	actual or anticipated results of our clinical trials;

●	actions of securities analysts who initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

●	issuance of our equity and/or debt securities, or disclosure or announcements relating thereto;

●	additional shares of our common stock being sold into the market by us or our existing stockholders and/or holders of convertible debt or the anticipation of such sales;

●	stock market valuations of companies in our industry;

●	price and volume fluctuations in the overall stock market, including as a result of trends in the economy as a whole;

●	lawsuits threatened or filed against us;

●	regulatory developments in the United States and foreign countries applicable to biotech and biopharma companies; and

●	other events or factors, including those resulting from war or incidents of terrorism, or responses to these events.

In addition, the stock market in general, and the OTCQB in particular, has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of these companies. Broad market, clinical trial results and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Currently there is a limited public market for our common stock, and we cannot predict the future prices or the amount of liquidity of our common stock.

Currently, there is a limited public market for our common stock. Our common stock is traded on the OTCQB under the symbol “PPCB.” However, the OTCQB is not a liquid market in contrast to the major stock exchanges. We cannot assure you as to the liquidity or the future market prices of our common stock if a market does develop. If an active market for our common stock does not develop, the fair market value of our common stock could be materially adversely affected. We cannot predict the future prices of our common stock.

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

Because our directors and officers currently and for the foreseeable future will continue to control our Company, it is not likely that you will be able to elect directors or have any say in the policies of our Company.

Our stockholders are not entitled to cumulative voting rights. Consequently, the election of directors and all other matters requiring stockholder approval will be decided by majority vote. Our directors and officers beneficially own less than 1.0% of our outstanding common stock. In addition, our chief executive officer and chief financial officer beneficially owns all of our preferred stock, which entitles him, as a holder of Series A preferred stock, to vote on all matters submitted or required to be submitted to a vote of the stockholders, except election and removal of directors, and each share entitles him to five hundred votes per share of Series A preferred stock, and as a holder of Series B preferred stock, to voting power equivalent of the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of our stockholders and entitled to vote on all matters submitted or required to be submitted to a vote of our stockholders. Due to such a disproportionate voting power, new investors will not be able to affect a change in our business or management, and therefore, stockholders would have limited recourse as a result of decisions made by management.

Moreover, this preferred stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

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

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

Section 382 (“Section 382”) of the Internal Revenue Code of 1986, as amended (the “Code”), contains rules that limit the ability of a company that undergoes an ownership change to utilize its net operating losses (“NOLs”) and tax credits existing as of the date of such ownership change. Under the rules, such an ownership change is generally any change in ownership of more than 50% of a company’s stock within a rolling three-year period. The rules generally operate by focusing on changes in ownership among stockholders considered by the rules as owning, directly or indirectly, 5% or more of the stock of a company and any change in ownership arising from new issuances of stock by the company. As a result of this Section 382 limitation, any ownership changes as defined by Section 382 may limit the amount of NOL carryforwards that could be utilized annually to offset future taxable income.

As a smaller reporting company, we are subject to scaled disclosure requirements that may make it more challenging for investors to analyze our results of operations and financial prospects.

As a “smaller reporting company,” we (i) are able to provide simplified executive compensation disclosures in our filings, (ii) are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting and (iii) have certain other decreased disclosure obligations in our filings with the SEC, including being required to provide only two years of audited financial statements in annual reports. Consequently, it may be more challenging for investors to analyze our results of operations and financial prospects.

We will remain a smaller reporting company until the beginning of a fiscal year in which we had a public float of $250 million held by non-affiliates as of the last business day of the second quarter of the prior fiscal year, assuming our common stock is registered under Section 12 of the Exchange Act on the applicable evaluation date. Even if we remain a smaller reporting company, if our public float exceeds $75, we will become subject to the provisions of Section 404(b) of the Sarbanes-Oxley Act.

***

The risks above do not necessarily comprise of all those associated with an investment in our Company. This Annual Report contains forward looking statements that involve unknown risks, uncertainties and other factors that may cause our actual results, financial condition, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward looking statements. Factors that might cause such a difference include, but are not limited to, those set out above.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 302, 6 Butler Street, Camberwell, VIC, 3124 Australia, which we lease from Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our chief executive officer, chief financial officer and a director, and his wife are owners and directors. The lease has a five-year term commencing May 5, 2016, and we are obligated to pay $3,300 AUD or $2,558 USD (including tax) in rent per month.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted under the ticker symbol “PPCB” on the OTCQB. Only a limited market exists for our common stock. There is no assurance that a regular trading market will develop, or if developed, that it will be sustained. Therefore, a stockholder may be unable to resell his securities in our Company.

The following table sets forth the range of high and low bid quotations for our common stock for each of the periods indicated as reported by the OTCQB. These quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Bid* ($)	Low Bid* ($)
Fiscal Year Ended June 30, 2018
Fourth quarter ended June 30, 2018	$0.10	0.04
Third quarter ended March 31, 2018	$0.25	0.09
Second quarter ended December 31, 2017	$0.77	0.09
First quarter ended September 30, 2017	$1.10	0.23
Fiscal Year Ended June 30, 2017
Fourth quarter ended June 30, 2017	$2.70	0.90
Third quarter ended March 31, 2017	$3.83	2.03
Second quarter ended December 31, 2016	$4.25	1.68
First quarter ended September 30, 2016	$5.00	3.25

* The quotations of the high and low prices reflect inter-dealer prices, without retail mark-up, markdown or commission.

On September 14, 2018, the last reported sales price per share of our common stock on the OTCQB was $0.079.

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

Number of Holders

As of September 14, 2018, we had 79 record holders of our common stock holding 162,039,054 shares, one holder of our Series A Preferred Stock holding 500,000 shares and one holder of our Series B Preferred Stock holding one share.

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

Recent Sales of Unregistered Securities

Other than as set forth below and as reported in our Quarterly Reports on Form 10-Q and our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities since April 1, 2017 that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Shares Issued for Services

See Note 8 – Stockholders’ Deficit to our financial statements for dates and amounts of shares of our common stock issued to various parties for services during the fiscal years ended June 30, 2018 and 2017.

Settlement of Accounts Payable for Shares of Common Stock

On February 13, 2017, we entered into an agreement with a third party whereby we agreed to issue and deliver to the third party, in lieu of payment of $50,000 of existing accounts payable, shares of our common stock. On March 2, 2017, we issued 16,667 shares of our common stock at a per share price of $3.00 in consideration for the $50,000 in accounts payable.

Issuance of Shares of Common Stock upon Conversion

See Note 8 – Stockholders’ Deficit to our financial statements for dates and amounts of conversions of principal of and/or interest under our convertible notes by various parties, including Delafield, Eagle Equities and Regal Consulting, LLC, during the fiscal years ended June 30, 2018 and 2017.

See Note 13 – Subsequent Events to our financial statements for dates and amounts of conversions of principal of and/or interest under our convertible notes by various parties, including Delafield, Eagle Equities and Regal Consulting, LLC, subsequent to the fiscal year ended June 30, 2018.

Issuance of Options and Warrants

See Note 8 – Stockholders’ Deficit to our financial statements for dates and amounts of options and warrants issued by us during the fiscal years ended June 30, 2018 and 2017.

The shares of our common stock issued upon conversion of our convertible notes were sold without registration in reliance on the exemption provided by Section 3(a)(9) of the Securities Act. We believe the offers, sales and issuances of the securities described above were exempt from registration under the Securities Act in reliance on Section 4(a)(2) of the Securities Act, Rule 506 promulgated under Regulation D under the Securities Act, and/or Rule 701 promulgated under the Securities Act as offers and sales of securities under contracts relating to compensation in compliance with Rule 701. Each of the recipients of securities in any transaction exempt from registration either received or had adequate access, through employment, business or other relationships, to information about us.

Securities Authorized for Issuance Under Equity Compensation Plans

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters ― Securities Authorized for Issuance Under Equity Compensation Plans” of this Annual Report.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our business and results of operations in conjunction with the information set forth under Part I, Item 1A “Risks Factors,” and our consolidated financial statements and notes thereto appearing under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements” on page 3 of this Annual Report. As used herein, references to the “Company,” “Propanc,” “we,” “our,” and “us” refer to Propanc Biopharma, Inc. and its consolidated subsidiary, unless otherwise indicated.

U.S. Dollars are denoted herein by “USD,” “$” and “dollars”.

Overview

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

On November 23, 2010, the Company was incorporated in the state of Delaware as Propanc Health Group Corporation. In January 2011, to reorganize the Company, we acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis and Propanc PTY LTD became our wholly-owned subsidiary.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to better reflect its current stage of operations and development.

To date, we have generated no revenue, have no cancer treatment products available to market and have no products which have reached the clinical trial stage. We require substantial additional financing to continue to test and commercialize PRP.

Recent Developments

Business Developments

NewsMakers Conference ― In September 2018, the Company presented at the 25th Annual NewsMakers in the Biotech Industry Conference held at the Millennium Broadway Hotel and Conference Center in New York, NY. This prestigious conference is sponsored by BioCentury, where only 45 companies are handpicked to present their stories to institutional investors in the biotech sector. At the conference, the Company discussed, among other things, recent scientific advancements of PRP and its ability to suppress the cancer stem cell population, which the Company plans to submit for publication to a peer reviewed scientific journal, and explained the current anticipated timelines for commencing its engineering run and full scale GMP manufacturing batch of PRP, emphasizing the Company management’s focus was to identify a suitable source of capital as the Company prepares for filling its drug product for clinical trials, as well as the goal of reducing our debt on the balance sheet by increasing equity investment.

In July 2018, the Company entered national phase for two of its key patent applications from its intellectual property portfolio. The first patent application, which entered national phase in July 2018, describes a method to eradicate cancer stem cells, and a second patent application, covering proenzyme compositions for the treatment of solid tumors, recently completed national phase entry mid-July 2018. National phase is a process whereby applicants file a patent application in each individual jurisdiction or country, according to where intellectual property protection is sought.

Financing Transactions

Power Up Convertible Note ― Effective August 28, 2018, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), pursuant to which Power Up purchased a convertible promissory note (the “August 2018 Power Up Note”) from the Company in the aggregate principal amount of $53,000.00, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Power Up. The maturity date of the August 2018 Power Up Note is August 28, 2019. The August 2018 Power Up Note bears interest at a rate of 8% per annum, which interest may be paid by the Company in shares of its common stock, but shall not be payable until the August 2018 Power Up Note becomes payable, whether at the maturity date or upon acceleration or by prepayment, as described below. Power Up has the option to convert all or any amount of the principal face amount of the August 2018 Power Up Note, starting on February 24, 2019 and ending on the later of the maturity date and the date the Default Amount (as defined in the August 2018 Power Up Note), is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price. The conversion price for the August 2018 Power Up Note is $0.065, subject to certain adjustments. If the market price of the Company’s common stock is greater than or equal to $0.10, the conversion price shall be the greater of 65% of such market price and $0.065. If the market price is less than $0.10, the conversion price shall be the Variable Conversion Price (as defined in the August 2018 Power Up Note). Power Up is restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The August 2018 Power Up Note may be prepaid by the Company on the terms set forth in the note.

Eagle Equities Convertible Note ― Effective August 29, 2018, the Company entered into a securities purchase agreement with Eagle Equities, LLC (“Eagle Equities”), pursuant to which Eagle Equities purchased a convertible promissory note (the “August 2018 Eagle Note”) from the Company in the aggregate principal amount of $105,000.00, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities any time after the six-month anniversary of the August 2018 Eagle Note. The transactions contemplated by the Eagle Purchase Agreement closed on August 30, 2018. Pursuant to the terms of the Eagle Purchase Agreement, Eagle Equities deducted $5,000.00 from the principal payment due under the August 2018 Eagle Note, at the time of closing, to be applied to its legal expenses. The maturity date of the August 2018 Eagle Note is August 29, 2019. The August 2018 Eagle Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company in shares of its common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six month anniversary of the August 2018 Eagle Note. Eagle Equities has the option to convert all or any amount of the principal face amount of the August 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities. Eagle Equities is restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The August 2018 Eagle Note may be prepaid by the Company on the terms set forth in the note.

Eagle Equities Convertible Note ― Effective July 13, 2018, the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “July 2018 Note”) from the Company in the aggregate principal amount of $75,000.00, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities any time after the six month anniversary of the July 2018 Note. The transactions contemplated by the purchase agreement closed on July 16, 2018. Pursuant to the terms of the purchase agreement, Eagle Equities deducted $3,750.00 from the principal payment due under the July 2018 Note, at the time of closing, to be applied to its legal expenses. The maturity date of the July 2018 Note is July 13, 2019. The July 2018 Note bear interest at a rate of 8% per annum, which interest shall be paid by the Company in shares of its common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the Note. Eagle Equities has the option to convert all or any amount of the principal face amount of the July 2018 Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities. Eagle Equities is restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The July 2018 Note may be prepaid by the Company on the terms set forth in the note.

Coventry Enterprises Convertible Note ― Effective June 29, 2018, the Company entered into a securities purchase agreement with Coventry Enterprises, LLC (“Coventry”), pursuant to which Coventry purchased two 8% unsecured convertible promissory notes from the Company in the aggregate principal amount of $200,000.00, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Coventry. The purchase price of $100,000 of the first note (the “First Note”) was paid in cash by Coventry on July 2, 2018. After payment of certain legal fees and expenses, net proceeds to the Company from the First Note totaled $95,000. The purchase price of $100,000 of the second note (the “Back End Note”) was initially paid for by the issuance of an offsetting $100,000 collateralized secured note issued to Company by Coventry (the “Coventry Enterprises Note”). The terms of the Back End Note require cash funding prior to any conversion thereunder, and such cash funding shall occur on or before February 29, 2019, unless (i) the Company’s common stock has a closing bid price of less than $0.03 per share for at least five consecutive trading days immediately prior to such funding, or (ii) the aggregate dollar trading volume of the Company’s common stock is less $30,000.00) in any five consecutive trading days immediately prior to such funding). The maturity date of the First Note is June 29, 2019. The First Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company in shares of the Company’s common stock at any time Coventry sends a notice of conversion to the Company. Coventry is entitled to, at its option, convert all or any amount of the principal face amount and any accrued but unpaid interest of the First Note into shares of the Company’s common stock, at any time after December 29, 2018, at a conversion price for each share of common stock equal to 61% of the lowest closing bid price of the Company’s common stock for the ten prior trading days including the day upon which a notice of conversion is received by the Company from Coventry. Coventry is restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Coventry and its affiliates, exceeds 9.9% of the outstanding shares of the Company’s common stock. The First Note may be prepaid by the Company on the terms set forth in the note.

JSJ Investments Convertible Note ― Effective June 26, 2018, the Company issued a convertible promissory note (the “JSJ Note”) to JSJ Investments, Inc. (“JSJ”) in the aggregate principal amount of $113,000.00, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of JSJ any time after 180 days of issuance. At the time of closing on June 27, 2018, JSJ deducted $3,000.00 from the principal payment due under the JSJ Note to be applied to its legal expenses, such that the Company received aggregate net proceeds of $110,000 at closing. The maturity date of the JSJ Note is June 26, 2019, unless extended for up to one year in JSJ’s discretion (the “Maturity Date”). The JSJ Note bears interest at a rate of 8% per annum, and after the maturity date shall compound quarterly. JSJ has the option to convert all or any amount of the principal of the JSJ Note, at any time beginning December 23, 2018, for shares of the Company’s common stock at a price equal to 65% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion from JSJ. JSJ is restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by JSJ and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The JSJ Note may be prepaid by the Company on the terms set forth in the note.

Eagle Equities Convertible Note ― Effective June 14, 2018, the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “June 2018 Note”) from the Company in the aggregate principal amount of $105,000.00, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities any time after the six month anniversary of the June 2018 Note. The transactions contemplated by the purchase agreement closed on June 19, 2018. Pursuant to the terms of the purchase agreement, Eagle Equities deducted $5,000.00 from the principal payment due under the Note, at the time of closing, to be applied to its legal expenses. The maturity date of the June 2018 Note is June 14, 2019. The June 2018 Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the Note. Eagle Equities has the option to convert all or any amount of the principal of the June 2018 Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities. Eagle Equities is restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The June 2018 Note may be prepaid by the Company on the terms set forth in the note.

Amendment to Certificate of Incorporation

On or about September 20, 2018, we intend to file a Certificate of Amendment to our Certificate of Incorporation with the Secretary of State of the State of Delaware following notice of such amendment given to our stockholders on August 29, 2018, who previously approved the amendment on August 28, 2018. Pursuant to the Certificate of Amendment, the number of authorized shares of our common stock will be increased from 400,000,000 to 4,000,000,000.

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

Foreign Currency Translation and Comprehensive Income (Loss): The Company’s functional currency is the Australian Dollar (“AUD”). For financial reporting purposes, the AUD has been translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive loss as other income (expense).

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

Recent Accounting Pronouncements

Certain FASB Accounting Standard Updates (“ASU”) which are not effective until after June 30, 2018 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations. The Company is evaluating or has implemented the following at June 30, 2018:

ASU 2018-07 - In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Management currently does not plan to early adopt this guidance and is evaluating the potential impact of this guidance on the Company’s consolidated financial statements as well as transition methods.

ASU 2017-01 - In January 2017, the FASB issued ASU No. 2017-01: “Business Combinations (Topic 805)- to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company implemented this guidance effective January 1, 2018.

ASU No 2016-18 – In November 2016, the FASB issue ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (ASU 2016-18), requiring restricted cash and cash equivalents to be included with cash and cash equivalents of the statement of cash flows. The new standard is effective for fiscal years, and interim periods with those year, beginning December 15, 2017, with early adoption permitted. The Company has elected to adopt this new ASU at July 1, 2018 and does not anticipate the ASU to have a material impact on its consolidated financial statements.

ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02: “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use asset and a lease liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company does not anticipate the ASU to have a material impact on its consolidated financial statements.

ASU 2014-09 - In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)” which requires that an entity recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Since the issuance of the original standard, the FASB has issued several updates to the standard which (i) clarify the application of the principal versus agent guidance; (ii) clarify the guidance relating to performance obligations and licensing; (iii) clarify assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transaction; and (iv) clarify narrow aspects of ASC 606 or corrects unintended application of the guidance. The new revenue recognition standard, amended by the updates, becomes effective in the first quarter of fiscal 2019 and is to be applied retrospectively using one of two prescribed methods. Early adoption is permitted. The Company adopted the new standard effective July 1, 2018.

Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this Annual Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

Fiscal Year Ended June 30, 2018, as compared to the Fiscal Year Ended June 30, 2017

Revenue

For the fiscal years 2018 and 2017 we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense decreased to $2,103,684 for the year ended June 30, 2018 as compared to $4,739,431 for the year ended June 30, 2017. This decrease is primarily attributable to a decrease in stock based expense of approximately $1,170,000 that was related to a grant of stock options to our directors in April 2016 along with a decrease of approximately $1,020,000 that is primarily related to a decrease in stock based consulting fees, a decrease of approximately $230,000 in investor relations expense and a decrease in legal expenses of approximately $165,000 in the year ended June 30, 2018.

Occupancy Expense

Occupancy expense increased by approximately $1,500 to $30,521 for the year ended June 30, 2018. The increase relates to the fluctuation in foreign currency exchange rates along with an approximately $700 decrease in occupancy expense in the year ended June 30, 2018 related to a reclassification of expenses that occurred in the prior year.

Research and Development Expenses

Research and development expenses were $1,825,728 for the year ended June 30, 2018, as compared to $971,769 for the year ended June 30, 2017. The increase in research and development expenditures is primarily attributable to an increase in manufacturing and process development activities as the Company progresses its lead product, PRP, to clinical trials. This includes raw material purification and stabilization process development, development of analytical quality assurance and control methods, reproduction runs for raw materials, and preparation of raw materials and finished product specifications for future full scale GMP manufacture of PRP.

Interest Expense/Income

Interest expense decreased to $2,789,196 for the year ended June 30, 2018, as compared to $3,202,774 for the year ended June 30, 2017. Interest expense is primarily comprised of approximately $853,000 of debt discount amortization, and approximately $1,784,000 accretion of debt premium. This decrease is primarily attributable to a decrease in the issuance of derivative debt resulting in lower amortization of debt discount offset by higher accretion amounts of convertible notes with discounted debt features during the year ended June 30, 2018.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased by $827,765 to a loss of $(7,612) for the year ended June 30, 2018, as compared to a gain of $820,153 for the year ended June 30, 2017. This decrease is primarily attributable to an increase in the volatility of the Company’s stock along with a decrease in stock price during the year ended June 30, 2018, which resulted in the recognition of such loss.

Loss on Debt Settlements, Net

Loss on settlement of debt decreased by $177,065 to a loss of $(18,585) for the year ended June 30, 2018, as compared with a loss of $(195,650) for the year ended June 30, 2017. The decrease in loss on debt settlements is primarily attributable to fewer fair market value price adjustments in the year ended June 30, 2018 along with approximately $36,000 in write-offs of old accruals.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction decreased to a loss of $(694,614) for the year ended June 30, 2018 as compared with a gain of $144,605 for the year ended June 30, 2017. The decrease in foreign currency transaction gain is primarily attributable to greater fluctuation in exchange rates in the year ended June 30, 2018 as compared to the year ended June 30, 2017.

Income Tax Benefit

During the years ended June 30, 2018 and 2017, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $179,306 and $305,673, respectively.

Net loss

Net loss decreased to $(7,039,155) for the year ended June 30, 2018 as compared to a net loss of $(7,867,500) for the year ended June 30, 2017. The decrease is primarily attributable to a decrease in operating loss of approximately $1,780,000 and fluctuations in unrealized gains and losses in the year ended June 30, 2018.

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2018, we had total assets of $71,387, comprised primarily of cash of $19,921, GST tax receivable of $6,257, prepaid expenses and other current assets of $34,712 and property and equipment, net, of $8,277. This compares with total assets of $95,069 as of June 30, 2017, comprised primarily of cash of $69,043, GST tax receivable of $8,111, prepaid expenses and other current assets of $4,822 and property and equipment, net, of $10,790.

We had current liabilities of $6,823,307, primarily comprised of net convertible debt of $4,699,299, accounts payable and accrued expenses of $1,521,773 and embedded conversion option liabilities of $371,532, as of June 30, 2018. This compares with current liabilities of $5,536,820, primarily comprised of net convertible debt of $3,479,845, account payable and accrued expenses of $960,860 and embedded conversion option liabilities of $877,403, as of June 20, 2017.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the quarter ended June 30, 2018 and as of the date of this Annual Report, we borrowed $53,000 on August 28, 2018 from Power Up via a convertible promissory note that matures on August 28, 2019, $105,000 on August 29, 2018 from Eagle Equities via a convertible promissory note that matures on August 29, 2019, $75,000 from Eagle Equities on July 13, 2018 via a convertible promissory note that matures on July 13, 2019, $100,000 from Coventry on June 29, 2018 via a convertible promissory note that matures on June 29, 2019, $113,000 from JSJ on June 26, 2018 via a convertible promissory note that matures on June 26, 2019, and $105,000 from Eagle Equities on June 14, 2018 via a convertible promissory note that matures on June 14, 2019.

We have substantial capital resource requirements and have incurred significant losses since inception. As of June 30, 2018, we had $19,921 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely effecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the Fiscal Year Ended June 30,
	2018	2017
Net cash used in operating activities	$(2,177,645)	$(2,050,636)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$2,396,488	$2,098,786
Effect of exchange rate changes on cash	$(267,965)	$(100,177)

Net cash used in operating activities was $2,177,645 for the fiscal year ended June 30, 2018 compared to $2,050,636 for the fiscal year ended June 30, 2017. This fluctuation is due to a decrease in stock option expense of approximately $1,100,000, offset by an increase in accounts payable of approximately $600,000 primarily related to research and development expenses, along with fluctuations in changes in foreign currency transaction gains and losses, changes related to the valuation of new derivative liabilities and the revaluation of existing derivative liabilities in the year ended June 30, 2018.

Cash flows provided by financing activities for the fiscal year ended June 30, 2018 were $2,396,488 as compared to $2,098,786 for the fiscal year ended June 30, 2017. During the year ended June 30, 2018, we received proceeds from the sale of convertible promissory notes of $2,890,080. During the year ended June 30, 2017, we received proceeds from convertible promissory notes of $1,634,500 and proceeds from the exercise of warrants of $464,286.

The effect of the exchange rate on cash resulted in a $267,965 negative adjustment to cash flows in the year ended June 30, 2018 as compared to a negative adjustment of $100,177 to cash flows in the year ended June 30, 2017. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

Going Concern Qualification

We did not generate any revenue for the fiscal years ended June 30, 2018 and 2017 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2018 and 2017. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

Item 8. Financial Statements and Supplementary Data.

The following audited consolidated financial statements of Propanc Biopharma, Inc. are included in this Annual Report:

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and the Board of Directors of:

Propanc Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Propanc Biopharam, Inc. and Subsidiaries (the “Company”) as of June 30, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended June 30, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $7,039,155 and $2,177,645, respectively, in 2018 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $6,762,417, $6,751,920 and $45,282,678, respectively, at June 30, 2018. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2011.

Boca Raton, Florida

September 14, 2018

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2018	June 30, 2017

ASSETS

CURRENT ASSETS:
Cash	$19,921	$69,043
GST tax receivable	6,257	8,111
Prepaid expenses and other current assets	34,712	4,822

TOTAL CURRENT ASSETS	60,890	81,976

Security deposit - related party	2,220	2,303
Property and equipment, net	8,277	10,790

TOTAL ASSETS	$71,387	$95,069

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,157,369	$483,513
Accrued expenses and other payables	364,404	477,347
Convertible notes and related accrued interest, net of discounts and premiums	4,699,299	3,479,845
Loans payable	-	2,303
Embedded conversion option liabilities	371,532	877,403
Warrant derivative liability	-	3,769
Due to directors - related parties	32,898	35,204
Loans from directors and officer - related parties	54,753	56,802
Employee benefit liability	143,052	120,634

TOTAL CURRENT LIABILITIES	6,823,307	5,536,820

Commitments and Contingencies (See Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of June 30, 2018 and June 30, 2017, respectively	5,000	5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 and 1 share issued and outstanding as of June 30, 2018 and June 30, 2017, respectively	-	-
Common stock, $0.001 par value; 400,000,000 shares authorized; 46,429,423 and 4,578,284 shares issued; 46,404,945 and 4,553,806 outstanding as of June 30, 2018 and June 30, 2017, respectively	46,429	4,578
Additional paid-in capital	38,167,877	32,980,420
Accumulated other comprehensive income (loss)	357,929	(141,749)
Accumulated deficit	(45,282,678)	(38,243,523)
Treasury stock	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(6,751,920)	(5,441,751)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$71,387	$95,069

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended June 30,
	2018	2017

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	2,103,684	4,739,431
Occupancy expenses	30,521	28,992
Research and development	1,825,728	971,769
TOTAL OPERATING EXPENSES	3,959,933	5,740,192

LOSS FROM OPERATIONS	(3,959,933)	(5,740,192)

OTHER INCOME (EXPENSE)
Interest expense	(2,789,196)	(3,202,774)
Interest income	87	685
Change in fair value of derivative liabilities	(7,612)	820,153
Loss on debt settlements, net	(18,585)	(195,650)
Gain on extinguishment of debt, net	251,392	-
Foreign currency transaction gain (loss)	(694,614)	144,605
TOTAL OTHER INCOME (EXPENSE)	(3,258,528)	(2,432,981)

LOSS BEFORE TAXES	(7,218,461)	(8,173,173)

TAX BENEFIT	179,306	305,673

NET LOSS	$(7,039,155)	$(7,867,500)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.36)	$(2.24)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	19,690,643	3,508,532

NET LOSS	$(7,039,155)	$(7,867,500)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	499,678	(273,013)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	499,678	(273,013)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(6,539,477)	$(8,140,513)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED JUNE 30, 2018 AND 2017

	Preferred Stock									Accumulated
	Series A		Series B		Common Stock		Additional			Other	Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders' Deficit

Balance at June 30, 2016	500,000	$5,000	1	$-	2,914,465	$2,914	$27,671,552	$(30,376,023)	$-	$131,264	$(2,565,293)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	1,234,910	1,235	1,405,501	-	-	-	1,406,736

Reclassification of premium upon debt conversion	-	-	-	-	-	-	266,287	-	-	-	266,287

Settlement of accounts payable for shares of common stock	-	-	-	-	16,667	17	49,983	-	-	-	50,000

Loss on settlement of debt	-	-	-	-	-	-	158,150	-	-	-	158,150

Issuance of stock for services	-	-	-	-	307,480	307	459,637	-	-	-	459,944

Stock option expense	-	-	-	-	-	-	1,686,444	-	-	-	1,686,444

Cancellation of shares for convertible notes payable	-	-	-	-	(50,000)	(50)	(112,450)	-	-	-	(112,500)

Warrant modification expense	-	-	-	-	-	-	21,007	-	-	-	21,007

Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	910,178	-	-	-	910,178

Exercise of warrants	-	-	-	-	154,762	155	464,131	-	-	-	464,286

Purchase of treasury stock	-	-	-	-	-	-	-	-	(46,477)	-	(46,477)

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(273,013)	(273,013)

Net loss for the fiscal year ended June 30, 2017	-	-	-	-	-	-	-	(7,867,500)	-	-	(7,867,500)

Balance at June 30, 2017	500,000	$5,000	1	$-	4,578,284	$4,578	$32,980,420	$(38,243,523)	$(46,477)	$(141,749)	$(5,441,751)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	40,897,389	40,897	2,729,291	-	-	-	2,770,188

Reclassification of premium upon debt conversion	-	-	-	-	-	-	948,129	-	-	-	948,129

Extinguishment of derivative liability associated with convertible notes	-	-	-	-	-	-	809,642	-	-	-	809,642

Loss on settlement of debt, net	-	-	-	-	(15,000)	(15)	55,216	-	-	-	55,201

Issuance of stock for services	-	-	-	-	968,750	969	129,031	-	-	-	130,000

Stock option expense	-	-	-	-	-	-	516,148	-	-	-	516,148

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	499,678	499,678

Net loss for the fiscal year ended June 30, 2018	-	-	-	-	-	-	-	(7,039,155)	-	-	(7,039,155)

Balance at June 30, 2018	500,000	$5,000	1	$-	46,429,423	$46,429	$38,167,877	$(45,282,678)	$(46,477)	$357,929	$(6,751,920)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,039,155)	$(7,867,500)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	130,000	670,037
Issuance of convertible promissory notes for services	310,000	500,000
Warrant modification expense	-	23,495
Loss on settlements, net	18,585	195,650
Foreign currency transaction loss (gain)	694,614	(144,605)
Depreciation expense	2,225	2,166
Amortization of debt discount	853,459	1,969,514
Change in fair value of derivative liabilities	7,612	(820,153)
Gain on extinguishment of debt	(251,392)	-
Stock option expense	516,148	1,686,444
Reduction of put premium due to payment of debt	(80,769)	-
Accretion of put premium	1,784,231	1,109,167
Changes in Assets and Liabilities:
GST receivable	1,636	21,951
Prepaid expenses and other assets	(29,842)	(4,739)
Prepaid expenses and other assets - related parties	-	2,263
Accounts payable	732,794	147,951
Employee benefit liability	28,052	23,538
Payment for security deposit	-	1,660
Accrued expenses	(70,537)	331,660
Accrued interest	214,694	100,865
NET CASH USED IN OPERATING ACTIVITIES	(2,177,645)	(2,050,636)

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayments	(2,326)	-
Proceeds from convertible promissory notes	2,890,080	1,634,500
Repayments of convertible promissory notes	(490,181)	-
Proceeds from note payable	-	20,000
Repayment of note payable	-	(20,000)
Repayment of related party loans	(1,085)	-
Proceeds from the exercise of warrants	-	464,286
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,396,488	2,098,786

Effect of exchange rate changes on cash	(267,965)	(100,177)

NET DECREASE IN CASH	(49,122)	(52,027)

CASH AT BEGINNING OF YEAR	69,043	121,070
CASH AT END OF YEAR	$19,921	$69,043

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$16,899	$537
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Treasury stock re-purchased for reversal of debt conversion	$-	$46,477
Cancellation of shares for convertible note payable	$-	$112,500
Reduction of put premium related to conversions of convertible note	$948,129	$266,287
Conversion of convertible notes and accrued interest to common stock	$2,770,187	$1,406,736
Discounts related to warrants issued with convertible debenture	$-	$910,178
Discounts related to derivative liability	$543,744	$650,000
Settlement of accounts payable for shares of common stock	$-	$50,000

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

Propanc Biopharma, Inc. (the “Company,” “we,” “us” or “our” ) was originally incorporated in Melbourne, Victoria Australia on October 15, 2007 as Propanc PTY LTD, and continues to be based in Camberwell, Victoria Australia. Since its inception, substantially all of the operations of the Company have been focused on the development of new cancer treatments targeting high-risk patients, particularly cancer survivors, who need a follow-up, non-toxic, long-term therapy designed to prevent the cancer from returning and spreading. The Company anticipates establishing global markets for its technologies. Our lead product candidate, which we refer to as PRP, is an enhanced pro-enzyme formulation designed to enhance the anti-cancer effects of multiple enzymes acting synergistically. It is currently in the preclinical phase of development.

On November 23, 2010, the Company was incorporated in the state of Delaware as Propanc Health Group Corporation. In January 2011, to reorganize the Company, we acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary of the Company.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of June 30, 2018, there has been no activity within this entity.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to better reflect the Company’s stage of operations and development.

The Company has filed six patent applications relating to its lead product, PRP. The first application was filed in October 2010 in each of the countries listed in the table below. This application has been granted and remains in force in the United States, Europe, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore, Malaysia, South Africa, and Mexico. In Brazil, Canada, Hong Kong, and Republic of Korea, the patent application remains under examination.

In 2016 and 2017 we filed other patent applications, as indicated below. Three applications were filed under the Patent Cooperation Treaty (the “PCT”). The PCT assists applicants in seeking patent protection by filing one international patent application under the PCT, which allows the applicants to seek protection for an invention in over 150 countries. Once national or regional applications are filed, the application is placed under the control of the national or regional patent offices, as applicable, in what is called the national or regional phase. One PCT application, filed in November 2016, entered the national phase in July 2018 in each of the countries listed in the table below. A second application filed in January 2017 is currently entering the national phase commencing August, 2018 and a third application is scheduled to enter the national phase in October, 2018.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

No.	Title	Country	Case Status	Date Filed
1.	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic reduction agent.	USA, Europe, Australia, China, Japan, Indonesia, Israel, New Zealand, Malaysia, Singapore, South Africa and Mexico	Granted	Oct-22-2010

		Brazil, Canada, Hong Kong, India and Republic of Korea	Under Examination

2.	Proenzyme composition	Australia, Canada, China, Europe, India, Indonesia, Israel, Japan, Malaysia, New Zealand, Singapore, South Africa and USA	Application filed and pending	Nov-11-2016

3.	Cancer Treatment	PCT	Application filed and pending	Jan-27-2017

4.	Composition of proenzymes for cancer treatment	PCT	Application filed and pending	Apr-12-2017

The Company hopes to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer by filing additional patent applications as it advances its lead product candidate, PRP, through various stages of development.

Reverse Stock Split and Increase in Authorized Common Stock

On April 20, 2017, the Company effected a one-for-two hundred and fifty (1:250) reverse stock split whereby the Company (i) decreased the number of authorized shares of common stock, $0.001 par value per share, to 100,000,000 (ii) decreased the number of authorized shares of preferred stock, $0.01 par value per share to 1,500,005, and (iii) decreased by a ratio of one-for-two hundred and fifty (1:250) the number of retroactively issued and outstanding shares of common stock. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been restated as of the earliest period, presented in the consolidated financial statements to reflect the reverse stock split.

On January 23, 2018, Company filed a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware to increase the number of authorized shares of the Company’s common stock from 100,000,000 to 400,000,000.

Principles of Consolidation

The consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive subsidiary at June 30, 2018.

Use of Estimates

The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying consolidated financial statements include the estimates of useful lives for depreciation, valuation of derivatives, valuation of beneficial conversion features on convertible debt, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the valuation allowance on deferred tax assets and foreign currency translation due to certain average exchange rates applied in lieu of spot rates on transaction dates.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

Foreign Currency Translation and Other Comprehensive Income (Loss)

The Company’s functional currency is the Australian dollar (AUD). For financial reporting purposes, the Australian dollar has been translated into United States dollars ($) and/or (USD) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statements of operations and comprehensive income (loss) as other comprehensive income (loss). There have been no significant fluctuations in the exchange rate for the conversion of Australian dollars to USD after the balance sheet date.

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

As of June 30, 2018 and June 30, 2017, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2018	June 30, 2017
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.7399	0.7676

Average exchange rate for the period
USD : AUD exchange rate	0.7753	0.7544

Changes in Accumulated Other Comprehensive Income (Loss) by component during the years ended June 30, 2018 and 2017 were as follows:

Foreign Currency Items:
Beginning balance, June 30, 2016	$131,264
Foreign currency translation gain	(273,013)
Balance, June 30, 2017	(141,749)
Foreign currency translation loss	499,678
Ending balance, June 30, 2018	$357,929

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures its financial assets and liabilities in accordance with US GAAP. For certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable, net of discount, and loans payable also approximate fair value because current interest rates available for debt with similar terms and maturities are substantially the same.

The Company follows accounting guidance for financial assets and liabilities. This standard defines fair value, provides guidance for measuring fair value and requires certain disclosures. This standard does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. This guidance does not apply to measurements related to share-based payments. This guidance discusses valuation techniques, such as the market approach (comparable market prices), the income approach (present value of future income or cash flow), and the cost approach (cost to replace the service capacity of an asset or replacement cost).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

The guidance utilizes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The following is a brief description of those three levels:

Level 1: Observable inputs such as quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2: Inputs, other than quoted prices that are observable, either directly or indirectly. These include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Also see Note 12 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of June 30, 2018 or June 30, 2017.

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

Patents

Patents are stated at cost and reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any product costs as long as we are in the startup stage. Accordingly, as the Company’s products were and are not currently approved for market, all patent costs incurred from 2013 through 2018 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

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

Australian Goods and Services Tax (“GST”)

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

As of June 30, 2018 and June 30, 2017, the Company was owed $6,257 and $8,111, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

The Company follows ASC 740, Sections 25 through 60, “Accounting for Uncertainty in Income Taxes.” These sections provide detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements. Tax positions must meet a “more-likely-than-not” recognition threshold at the effective date to be recognized upon the adoption of ASC 740 and in subsequent periods.

On December 22, 2017, the passage of legislation commonly referred to as the Tax Cuts and Jobs Act (“TCJA”) was enacted and significantly revised the U.S. income tax law. The TCJA includes changes, which reduce the corporate income tax rate from 34% to 21% for fiscal years beginning after December 31, 2017. On December 22, 2017, the SEC Staff Accounting Bulletin No. 118 (“SAB 118”) was issued, which allows a company to recognize provisional tax amounts when it does not have the necessary information available, prepared or analyzed, including computations, in reasonable detail to complete its accounting for the change in tax law. SAB 118 provides for a measurement of up to one year from the date of enactment.

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the fiscal years ended June 30, 2018 and 2017 were $1,825,728 and $971,769, respectively.

The Company may apply for research and development tax concessions with the Australian Taxation Office on an annual basis. Although the amount is possible to estimate at year end, the Australian Taxation Office may reject or materially alter the claim amount. Accordingly, the Company does not recognize the benefit of the claim amount until cash receipt since collectability is not certain until such time. The tax concession is a refundable credit. If the Company has net income then the Company can receive the credit which reduces its income tax liability. If the Company has net losses, then the Company may still receive a cash payment for the credit, however, the Company’s net operating loss carryforwards are reduced by the gross equivalent loss that would produce the credit amount when the income tax rate is applied to that gross amount. The concession is recognized as a tax benefit, in operations, upon receipt.

During the fiscal years ended June 30, 2018 and 2017, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $179,306 and $305,673 respectively, which is reflected as a tax benefit in the Company’s accompanying consolidated statements of operations and comprehensive income (loss).

Stock Based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Stock Compensation” and the SEC Staff Accounting Bulletin No. 107 Share Based Payment was issued in March 2005 regarding its interpretation of ASC 718. ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The Company values employee and non-employee stock-based compensation at fair value using the Black-Scholes Option Pricing Model.

The Company accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non-Employees.”

Revenue Recognition

In accordance with ASC 605, the Company intends to recognize revenue when (i) persuasive evidence of a customer or distributor arrangement exists or acceptance occurs, (ii) a retailer, distributor or wholesaler receives the goods, (iii) the price is fixed or determinable, and (iv) collectability of the sales revenues is reasonably assured. Subject to these criteria, the Company intends to recognize revenue relating to royalties on product sales in the period in which the sale occurs and the royalty term has begun.

Legal Expenses

All legal costs for litigation are charged to expense as incurred.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. For the years ended June 30, 2018 and 2017, there were 145,517 and 149,517 warrants, respectively, outstanding, 572,000 and 572,000 stock options outstanding, respectively, and 20 and 13 convertible notes payable, respectively, which notes are convertible into 103,698,414 and 4,388,155 shares of the Company’s common stock, respectively, which are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

ASU 2018-07 - In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Management currently does not plan to early adopt this guidance and is evaluating the potential impact of this guidance on the Company’s consolidated financial statements as well as transition methods.

ASU 2017-01 - In January 2017, the FASB issued ASU No. 2017-01: “Business Combinations (Topic 805)- to clarify the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company implemented this guidance effective January 1, 2018.

ASU No 2016-18 – In November 2016, the FASB issue ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (ASU 2016-18), requiring restricted cash and cash equivalents to be included with cash and cash equivalents of the statement of cash flows. The new standard is effective for fiscal years, and interim periods with those year, beginning December 15, 2017, with early adoption permitted. The Company has elected to adopt this new ASU at July 1, 2018 and does not anticipate the ASU to have a material impact on its consolidated financial statements.

ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02: “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use asset and a lease liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company does not anticipate the ASU to have a material impact on its consolidated financial statements.

ASU 2014-09 - In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)” which requires that an entity recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Since the issuance of the original standard, the FASB has issued several updates to the standard which (i) clarify the application of the principal versus agent guidance; (ii) clarify the guidance relating to performance obligations and licensing; (iii) clarify assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transaction; and (iv) clarify narrow aspects of ASC 606 or corrects unintended application of the guidance. The new revenue recognition standard, amended by the updates, becomes effective in the first quarter of fiscal 2019 and is to be applied retrospectively using one of two prescribed methods. Early adoption is permitted. The Company adopted the new standard effective July 1, 2018.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the year ended June 30, 2018, the Company had no revenues, had a net loss of $7,039,155 and had net cash used in operations of $2,177,645. Additionally, as of June 30, 2018, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $6,762,417, $6,751,920 and $45,282,678, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, acceptance of the Company’s patent applications obtaining additional sources of suitable and adequate financing and ultimately achieving a level of sales adequate to support the Company’s cost structure. The Company’s ability to continue as a going concern is also dependent on its ability to further develop and execute on its business plan. However, there can be no assurances that any or all of these endeavors will be successful.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30,

	2018	2017

Office equipment at cost	$25,244	$26,189
Less: Accumulated depreciation	(16,967)	(15,399)

Total property, plant, and equipment	$8,277	$10,790

Depreciation expense for the years ended June 30, 2018 and 2017 were $2,225 and $2,166, respectively.

NOTE 4 – DUE TO FORMER DIRECTORS - RELATED PARTIES

Due to directors - related parties represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at June 30, 2018 and June 30, 2017 is $32,898 and $35,204, respectively. The Company plans to repay the notes as its cash resources allow.

NOTE 5 – LOANS AND NOTES PAYABLE

Loans from Directors and Officer - Related Parties

Loans from Directors and Officer at June 30, 2018 and June 30, 2017 were $54,753 and $56,802, respectively. The loans bear no interest and are all payable on demand. The Company did not repay any amount on these loans during the years ended June 30, 2018 and 2017. The Company plans to repay the notes as its cash resources allow.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

Other Loans from Unrelated Parties

As of June 30, 2018 and June 30, 2017, other loans from unrelated parties had a balance of $0 and $2,303, respectively. The Company repaid these loans in full during the year ended June 30, 2018.

NOTE 6 – CONVERTIBLE NOTES

Convertible notes at June 30, 2018 and 2017 were as follows:

	June 30, 2018	June 30, 2017
Convertible notes and debenture	$3,096,935	$2,863,271
Unamortized discounts	(277,733)	(445,594)
Accrued interest	148,930	86,334
Premium, net	1,731,167	975,834
Convertible notes, net	$4,699,299	$3,479,845

May 2015 Securities Purchase Agreement

On May 19, 2015, the Company entered into a Securities Purchase Agreement with a third-party lender (the “SPA”). Pursuant to the SPA, on the date of the agreement the Company issued convertible promissory notes to the lender in return for cash. The Company also issued nine convertible promissory notes in the principal amount of $782,500 (the “Back-End Notes”) in exchange for promissory notes from the lender in the same principal amount. The lender could not convert the Back-End Notes until it had redeemed its notes for cash.

On July 14, 2015, the lender redeemed three of its promissory notes totaling $352,500 and three of the Back-End Notes of the same principal amount it received from the Company automatically became convertible.

On October 14 and October 15, 2015, the lender redeemed the remaining six of its promissory notes totaling $430,000 and the corresponding six remaining Back-End Notes of the same principal amount became convertible.

Through June 30, 2016, the lender converted $620,000 in principal of the Back-End Notes into an equivalent amount of shares of the Company’s common stock. From June 30, 2016 through June 30, 2017, the remaining $162,500 in principal of the Back-End notes along with $15,091 in accrued interest was converted into 137,348 shares of the Company’s common stock (See Note 8 – Stockholders’ Deficit). As of June 30, 2017, these Back-End Notes have been fully converted.

Delafield Financing Agreements

Initial Securities Purchase Agreement and Debenture

On October 28, 2015, the Company entered into a securities purchase agreement with Delafield Investments Limited (the “Purchaser” or “Delafield”), whereby the Purchaser purchased a $4,000,000 5% convertible debenture in the principal amount of $4,350,000 from the Company. Additionally, Delafield received 4-year warrants to purchase an aggregate of 104,762 shares of the Company’s common stock with an exercise price of $3.00 per share. As of June 30, 2017, the principal balance of the convertible debenture was $720,271 and the related derivative liability associated with the convertible debenture was $252,303. During the year ended June 30, 2018, the Company converted $380,090 in principal and $8,250 in accrued interest under the debenture into shares of the Company’s common stock (see Note 8 – Stockholders’ Deficit). On January 2, 2018, the Company repaid the remaining principal balance of $340,181, the derivative liability was revalued, and the Company recorded $199,339 to gain on debt extinguishment.

Additional Debenture

On September 13, 2016, the Company entered into an Additional Issuance Agreement (“Additional Debenture”) with the Purchaser whereby the Purchaser loaned an additional $150,000 to the Company in exchange for a 5% Original Issue Discount Senior Secured Convertible Debenture of the Company in the principal amount of $165,000. As of June 30, 2017, the Company recorded accrued interest of $8,250 and had a principal balance of $165,000 outstanding under the Additional Debenture. Additional at June 30, 2017, the derivative liability related to the Additional Debenture was $54,727. At June 30, 2018, all $165,000 in outstanding principal under the Additional Debenture along with $8,250 of accrued interest was fully converted into shares of the Company’s common stock (see Note 8 – Stockholders’ Deficit).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

December 2016 Letter Agreement

On December 2, 2016, the Company entered into a Letter Agreement with the Purchaser pursuant to which the parties agreed to cancel the warrants to purchase up to 960,000 shares of the Company’s common stock issued to the Purchaser as of such date in exchange for an 8% convertible redeemable promissory note in the principal amount of $150,000. As of June 30, 2017, the Company recorded accrued interest of $6,937 and had a principal balance of $150,000 outstanding. On January 2, 2018, the Company repaid the remaining principal balance of $150,000 and accrued interest of $16,899. In connection with the Letter Agreement, the Company issued the Purchaser a 2-year common stock purchase warrants to purchase 104,000 shares of Company’s common stock at an exercise price of $12.50 per share.

Eagle Equities Finance Agreements

October 31, 2016 Securities Purchase Agreement

On October 31, 2016, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC (“Eagle Equities”), pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $100,000. The first note (the “October 2016 Eagle Note”) was funded with cash and the second note (the “October 2016 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “October 2016 Eagle Note Receivable”). The terms of the October 2016 Eagle Back-End Note require cash funding prior to any conversion thereunder. The October 2016 Eagle Note Receivable was due June 30, 2017, unless certain conditions were not met, in which case both the October 2016 Eagle Back-End Note and the October 2016 Eagle Note Receivable may have both been cancelled. Both the October 2016 Eagle Note and the October 2016 Eagle Back-End Note had a maturity date one year from the date of issuance upon which any outstanding principal and interest was due and payable. The amounts cash funded plus accrued interest under both the October 2016 Eagle Note and the October 2016 Eagle Back-End Note are convertible into common stock at a conversion price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On April 11, 2017, the Company received payment of the October 2016 Eagle Note Receivable in the amount of $100,000 that offset the October 2016 Eagle Back-End Note. Proceeds from the October 2016 Eagle Note Receivable of $5,000 were paid directly to legal fees resulting in net cash proceeds of $95,000 received by the Company. As a result, the October 2016 Eagle Back-End Note is now convertible. The October 2016 Eagle Note and the October 2016 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $66,667 as each of the notes were funded. As of June 30, 2017, the outstanding principal under the October 2016 Eagle Note and the October 2016 Eagle Back-End Note along with $4,509 and $1,732, respectively, of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) and the repayments resulted in a full reduction of the put premiums.

December 12, 2016 Securities Purchase Agreement

On December 12, 2016, the Company entered into a Securities Purchase Agreement, with Eagle Equities, pursuant to which Eagle Equities purchased from the Company two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $100,000. The first note (the “December 12 Eagle Note”) was funded with cash and the second note (the “December 12 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “December 12 Eagle Note Receivable”). The terms of the December 12 Eagle Back-End Note require cash funding prior to any conversion thereunder. The December 12 Eagle Note Receivable was due December 12, 2017, unless certain conditions were not met, in which case both the December 12 Eagle Back-End Note and the December 12 Eagle Note Receivable may have both been cancelled. Both the December 12 Eagle Note and the December 12 Eagle Back-End Note had a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the December 12 Eagle Note and the December 12 Eagle Back-End Note are convertible into the Company’s common stock at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On April 11, 2017, the Company received payment of the December 12 Eagle Note Receivable in the amount of $100,000 that offset the December 12 Eagle Back-End Note. Proceeds from the December 12 Eagle Note Receivable of $5,000 were paid directly to legal fees resulting in net cash proceeds of $95,000 received by the Company. As a result, the December 12 Eagle Back-End Note is now convertible. The December 12 Eagle Note and the December 12 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $66,667 as each of the notes were funded. As of June 30, 2018, the outstanding principal under the December 12 Eagle Note along with $8,296 of accrued interest was fully converted into shares of the Company’s common stock (see Note 8 – Stockholders’ Deficit) and the repayment resulted in a full reduction of the put premium. The Company has recorded $9,775 of accrued interest on the December 12 Eagle Back-End Note as of June 30, 2018 and total principal outstanding on the December 12 Eagle Back-End Note as of June 30, 2018, was $100,000. The December 12 Eagle Back-End Note matured on December 12, 2017. The Company is currently in discussions with Eagle Equities to extend the maturity date.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

The December 12 Eagle Back-End Note may not be prepaid by the Company.

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

December 21, 2016 Securities Purchase Agreement

On December 21, 2016, the Company entered into a Securities Purchase Agreement with Eagle Equities pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $157,500. The first note (the “December 21 Eagle Note”) was funded with cash and the second note (the “December 21 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “December 21 Eagle Note Receivable”). The terms of the December 21 Eagle Back-End Note require cash funding prior to any conversion thereunder. The December 21 Eagle Note Receivable was due December 21, 2017, unless certain conditions were not met, in which case both the December 21 Eagle Back-End Note and the December 21 Eagle Note Receivable may have both been cancelled. Both the December 21 Eagle Note and the December 21 Eagle Back-End Note had a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the December 21 Eagle Note and the December 21 Eagle Back-End Note were convertible into shares of the Company’s common stock at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On May 4, 2017, the Company received payment of the December 21 Eagle Note Receivable in the amount of $157,500 that offset the December 21 Eagle Back-End Note. Proceeds from the December 21 Eagle Note Receivable of $7,500 were paid directly to legal fees resulting in net cash proceeds of $150,000 received by the Company. As a result, the December 21 Eagle Back-End Note then became convertible. The December 21 Eagle Note and the December 21 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $105,000 as each of the notes were funded. As of June 30, 2018, the outstanding principal under the December 21 Eagle Note and the December 21 Eagle Back-End Note along with $7,773 and $5,656, respectively, of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) and the repayments resulted in a full reduction of the put premiums.

January 27, 2017 Securities Purchase Agreement

On January 27, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $230,000. The first note (the “January 2017 Eagle Note”) was funded with cash and the second note (the “January 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “January 2017 Eagle Note Receivable”). The terms of the January 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The January 2017 Eagle Note Receivable was due September 27, 2017, unless certain conditions are not met, in which case both the January 2017 Eagle Back-End Note and the January 2017 Eagle Note Receivable may have both been cancelled. Both the January 2017 Eagle Note and the January 2017 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the January 2017 Eagle Note and the January 2017 Eagle Back-End Note are convertible into common stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On May 4, 2017, the Company received a partial payment of the January 2017 Note Receivable in the amount of $40,000 and on June 3, 2017 the balance of $190,000 was funded, of which $11,250 was paid directly to legal fees. As a result, the January 2017 Eagle Back-End Note then became convertible. The January 2017 Eagle Note and the January 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company is recording a put premium of $153,333 as each of the notes were funded. As of June 30, 2018, the outstanding principal under the January 2017 Eagle Note along with $14,988 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) and the repayment resulted in a full reduction of the put premium. The Company has recorded $20,475 of accrued interest as of June 30, 2018 for the January 2017 Eagle Back-End and total principal outstanding under the January 2017 Eagle Back-End Note as of June 30, 2018 was $230,000. The January 2017 Eagle Back-End Note matured on January 27, 2018. The Company is currently in discussions with Eagle Equities to extend the maturity date.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

The January 2017 Eagle Back-End Note may not be prepaid by the Company.

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

March 1, 2017 Securities Purchase Agreement

On March 1, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $220,500. The first note (the “March 2017 Eagle Note”) was funded with cash and the second note (the “March 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “March 2017 Eagle Note Receivable”). The terms of the March 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. Both the March 2017 Eagle Note and the March 2017 Eagle Back-End Note had a maturity date of March 1, 2018, upon which any outstanding principal and interest was due and payable. The outstanding principal amounts plus accrued interest under both the March 2017 Eagle Note and the March 2017 Eagle Back-End Note are convertible into shares of common stock, of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On July 5, 2017, the Company received payment of the March 2017 Eagle Note Receivable in the amount of $220,500 that offset the March 2017 Eagle Back-End Note. Proceeds from the March 2017 Eagle Note Receivable of $10,500 were paid directly to legal fees resulting in net cash proceeds of $210,000 received by the Company. As a result, the March 2017 Eagle Back-End Note then became now convertible. The March 2017 Eagle Note and the March 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $147,000 as each of the notes were funded. As of June 30, 2018, the outstanding principal balance under the March 2017 Eagle Note along with $20,061 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) and the repayment resulting in a full reduction of the put premium. The Company has recorded $17,447 of accrued interest as of June 30, 2018 for the March 2017 Eagle Back-End Note and total principal outstanding as of June 30, 2018 under the March 2017 Eagle Back-End Note was $220,500. The March 2017 Eagle Back-End Note matured on March 1, 2018. As of the date of the filing of this Annual Report, the March 2017 Eagle Back-End Note and accrued interest of $18,625 has been fully converted.

August 9, 2017 Securities Purchase Agreement

On August 9, 2017, the Company entered into a Securities Purchase Agreement dated as of August 8, 2017, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $200,000. The first note (the “August 2017 Eagle Note”) was funded with cash and the second note (the “August 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “August 2017 Eagle Note Receivable”). The terms of the August 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The August 2017 Eagle Note Receivable is due August 8, 2018, unless certain conditions are not met, in which case both the August 2017 Eagle Back-End Note and the August 2017 Eagle Note Receivable may both be cancelled. Both the August 2017 Eagle Note and the August 2017 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the August 2017 Eagle Note and the August 2017 Eagle Back-End Note are convertible into common stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On September 14, 2017, the Company received payment of the August 2017 Eagle Note Receivable in the amount of $200,000 that offset the August 2017 Eagle Back-End Note. Proceeds from the August 2017 Eagle Note Receivable of $10,000 were paid directly to legal fees resulting in net cash proceeds of $190,000 received by the Company. As a result, the August 2017 Eagle Back-End Note is now convertible. The August 2017 Eagle Note and the August 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $133,333 as each of the notes were funded. The Company has recorded $6,661 of accrued interest as of June 30, 2018 for the August 2017 Eagle Note and total principal outstanding as of June 30, 2018 under the August 2017 Eagle Note was $80,000 as $120,000 was converted during the year ended June 30, 2018 (see Note 8 – Stockholders’ Deficit). The Company has recorded $12,712 of accrued interest as of June 30, 2018 for the August 2017 Eagle Back-End Note and total principal outstanding as of June 30, 2018 under the August 2017 Eagle Back-End Note was $200,000.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

The August 2017 Eagle Back-End Note may not be prepaid by the Company.

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

October 25, 2017 Securities Purchase Agreement

On November 3, 2017, the Company entered into a Securities Purchase Agreement dated as of October 25, 2017, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $200,000. The first note (the “October 2017 Eagle Note”) was funded with cash and the second note (the “October 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “October 2017 Eagle Note Receivable”). The terms of the October 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The October 2017 Eagle Note Receivable is due June 25, 2018, unless certain conditions are not met, in which case both the October 2017 Eagle Back-End Note and the October 2017 Eagle Note Receivable may both be cancelled. Both the October 2017 Eagle Note and the October 2017 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the October 2017 Eagle Note and the October 2017 Eagle Back-End Note are convertible into common stock, par value $0.001 of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On December 6, 2017, the Company received payment of the October 2017 Eagle Note Receivable in the amount of $200,000 that offset the October 2017 Eagle Back-End Note. Proceeds from the October 2017 Eagle Note Receivable of $10,000 were paid directly to legal fees resulting in net cash proceeds of $190,000 received by the Company. As a result, the October 2017 Eagle Back-End Note is now convertible. The October 2017 Eagle Note and the October 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $133,333 as each of the notes were funded. The Company has recorded $10,608 of accrued interest as of June 30, 2018 for the October 2017 Eagle Note and total principal outstanding as of June 30, 2018 under the October 2017 Eagle Note was $200,000. The Company has recorded $9,074 of accrued interest as of June 30, 2018 for the October 2017 Eagle Back-End Note and total principal outstanding as of June 30, 2018 under the October 2017 Eagle Back-End Note was $200,000.

The October 2017 Eagle Back-End Note may not be prepaid by the Company.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

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

December 29, 2017 Securities Purchase Agreement

The Company entered into an executory contract on December 29, 2017, whereby the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “December 2017 Eagle Note”) from the Company in the aggregate principal amount of $532,435, with principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities at any time. The transactions closed on January 2, 2018.

The December 2017 Eagle Note contains an original issue discount of $25,354 such that the purchase price was $507,081. The maturity date of the December 2017 Eagle Note is December 29, 2018. The December 2017 Eagle Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time. The Company has recorded $21,006 of accrued interest as of June 30, 2018 for the December 2017 Eagle Note and total principal outstanding as of June 30, 2018 under the December 2017 Eagle Note was $532,435.

Eagle Equities has the option to convert all or any amount of the principal face amount of the December 2017 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock as reported on the OTC Markets quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $354,956 put premium.

The Company used all of the proceeds from the December 2017 Eagle Note to pay off the remainder of its outstanding debt owed to Delafield, an affiliate of Magna Invests, as previously disclosed.

June 14, 2018 Securities Purchase Agreement

Effective June 14, 2018, the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “June 2018 Eagle Note”) from the Company in the aggregate principal amount of $105,000.00, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities any time after the six-month anniversary of the June 2018 Eagle Note. The transactions contemplated by the Purchase Agreement closed on June 19, 2018. Pursuant to the terms of the Purchase Agreement, Eagle Equities deducted $5,000.00 from the principal payment due under the June 2018 Eagle Note, at the time of closing, to be applied to its legal expenses.

The maturity date of the June 2018 Eagle Note is June 14, 2019. The June 2018 Eagle Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the June 2018 Eagle Note.

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the June 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock as reported on the OTC quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities. However, in the event that the Company’s common stock is restricted by the Depository Trust Company (“DTC”) for any reason, the Conversion Price shall be lowered to 50% of the lowest closing bid price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least four times the number of shares issuable upon conversion of the Note for at least 60 days after the issuance of the Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The June 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $70,000 put premium. The Company has recorded $368 of accrued interest and the total principal outstanding under the June 2018 Eagle Note was $150,000 as of June 30, 2018.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

The June 2018 Eagle Note may be prepaid by the Company with certain penalties until December 11, 2018.

Upon an event of default, principal and accrued interest will become immediately payable under the note. Interest on the outstanding principal shall accrue at a default interest rate of 24% per annum or at the highest rate permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above Eagle Equities finance agreements, specifically the December 12, 2016, December 21, 2016, January 27, 2017, the March 1, 2017, the August 9, 2017, October 25, 2017, December 29, 2017, and the June 14, 2018 agreements was $1,867,935 as of June 30, 2018 and accrued interest totaled $107,726.

GS Capital Financing Agreements

May 26, 2017 Securities Purchase Agreement

On May 26, 2017, the Company entered into a Securities Purchase Agreement with GS Capital Partners, LLC (“GS Capital”), dated as of May 17, 2017, pursuant to which GS Capital purchased an 8% convertible redeemable junior subordinated promissory note of the Company in the principal amount of $160,000. The note matured on May 26, 2018, upon which any outstanding principal and interest is due and payable. The note may be prepaid with certain penalties within 180 days of issuance. The amounts funded plus accrued interest are convertible at any time after 180 days into common stock at a conversion price equal to 62% of the lowest closing bid price of the Company’s common stock for the ten trading days prior to the conversion, including the date upon which the conversion notice was received by the Company, subject to adjustment in certain events. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $98,065 put premium. As of June 30, 2018, the outstanding principal under the note along with $7,499 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) and the repayment resulted in a full reduction of the put premium.

July 24, 2017 Securities Purchase Agreement

On July 24, 2017, the Company entered into a Securities Purchase Agreement with GS Capital, pursuant to which GS Capital purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $160,000. The first note (the “July 2017 GS Note”) was funded with cash and the second note (the “July 2017 GS Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “July 2017 GS Note Receivable”). The terms of the July 2017 GS Back-End Note required cash funding prior to any conversion thereunder. The July 2017 GS Note Receivable was due March 24, 2018, unless certain conditions were not met, in which case both the July 2017 GS Back-End Note and the July 2017 GS Note Receivable may both be cancelled. Both the July 2017 GS Note and the July 2017 GS Back-End Note matured on July 24, 2018 upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the July 2017 GS Note and the July 2017 GS Back-End Note are convertible into common stock of the Company at a conversion price equal to 62% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On January 25, 2018, the Company received payment of the July 2017 GS Note Receivable in the amount of $160,000 that offset the July 2017 GS Back-End Note. Proceeds from the July 2017 GS Note Receivable of $8,000 were paid directly to legal fees resulting in net cash proceeds of $152,000 received by the Company. As a result, the July 2017 GS Back-End Note is now convertible. The July 2017 GS Note and the July 2017 GS Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a $98,065 put premium as each of the notes was funded. As of June 30, 2018, the outstanding principal under the July 2017 Eagle Note and $8,169 of accrued interest was fully converted into shares of the Company’s common stock (see Note 8 – Stockholders’ Deficit) and the repayment resulted in the full reduction of the put premium. The Company has recorded $1,169 of accrued interest as of June 30, 2018 for the July 2017 GS Back-End Note. Total principal outstanding under the July 2017 GS Back-End Note as of June 30, 2018 was $35,000. As of the date of filing of this Annual Report the remaining balance of the July 2017 GS Back-End Note along with accrued interest of $1,281 was fully converted.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

September 21, 2017 Securities Purchase Agreement

On September 21, 2017, the Company entered into Securities Purchase Agreements, with GS Capital, dated as of September 12, 2017, pursuant to which GS Capital purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $160,000. The first note (the “September 2017 GS Note”) was funded with cash and the second note (the “September 2017 GS Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “September 2017 GS Note Receivable”). The terms of the September 2017 GS Back-End Note require cash funding prior to any conversion thereunder. The September 2017 GS Note Receivable was due March 24, 2018, unless certain conditions are not met, in which case both the September 2017 GS Back-End Note and the September 2017 GS Note Receivable may both be cancelled. Both the September 2017 GS Note and the September 2017 GS Back-End Note matured on September 12, 2018, upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the September 2017 GS Note and the September 2017 GS Back-End Note are convertible into common stock of the Company at a conversion price equal to 62% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On February 27, 2018, the Company received payment of the September 2017 GS Note Receivable in the amount of $160,000 that offset the September 2017 GS Back-End Note. Proceeds from the September 2017 GS Note Receivable of $8,000 were paid directly to legal fees resulting in net cash proceeds of $152,000 received by the Company. As a result, the September 2017 GS Back-End Note is now convertible. The September 2017 GS Note and the September 2017 GS Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a $98,065 put premium as each of the notes was funded. The Company has recorded $8,833 of accrued interest as of June 30, 2018 for the September 2017 GS Note. Total principal outstanding under the September 2017 GS Note as of June 30, 2018 was $130,000, as $30,000 was converted during the year ended June 30, 2018 (see Note 8 – Stockholders’ Deficit). The Company has recorded $4,313 of accrued interest as of June 30, 2018 for the September 2017 GS Back-End Note. Total principal outstanding under the September 2017 GS Back-End Note as of June 30, 2018 was $160,000.

The September 2017 GS Back-End Note may not be prepaid by the Company.

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

March 23, 2018 Securities Purchase Agreement

On March 23, 2018, the Company entered into a securities purchase agreement with GS Capital, pursuant to which GS Capital purchased two 8% convertible redeemable junior subordinated promissory notes of the Company, each in the principal amount of $106,000. The first note (the “March 2018 GS Note”) was funded with cash and the second note (the “March 2018 GS Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “March 2018 GS Note Receivable”). The terms of the March 2018 GS Back-End Note require cash funding prior to any conversion thereunder. The March 2018 GS Note Receivable is due November 23, 2018, unless certain conditions are not met, in which case both the March 2018 GS Back-End Note and the March 2018 GS Note Receivable may both be cancelled. Both the March 2018 GS Note and the March 2018 GS Back-End Note mature on March 23, 2019, upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the March 2018 GS Note and the March 2018 GS Back-End Note are convertible into shares of common stock of the Company at a conversion price equal to 62% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On May 31, 2018, the Company received payment of the March 2018 GS Note Receivable in the amount of $106,000 that offset the March 2018 GS Back-End Note. Proceeds from the March 2018 GS Note Receivable of $5,300 were paid directly to legal fees resulting in net cash proceeds of $100,700 received by the Company. As a result, the March 2018 GS Back-End Note is now convertible. The March 2018 GS Note and the March 2018 GS Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a $64,968 put premium as each of the notes was funded. The Company has recorded $2,300 of accrued interest as of June 30, 2018 for the March 2018 GS Note. Total principal outstanding under the March 2018 GS Note as of June 30, 2018 was $106,000. The Company has recorded $697 of accrued interest as of June 30, 2017 for the March 2018 GS Back-End Note. Total principal outstanding under the March 2018 GS Back-End Note as of June 30, 2018 was $106,000.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

The March 2018 GS Note may be prepaid by the Company with certain penalties within 180 days of issuance. The March 2018 GS Back-End Note may not be prepaid by the Company.

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

April 13, 2018 Securities Purchase Agreement

On April 13, 2018, the Company entered into a securities purchase agreement with GS Capital, pursuant to which GS Capital purchased two 8% unsecured convertible promissory notes (the “April 2018 GS Notes”) from the Company each in the principal amount of $150,000. The first note (the “April 2018 GS Note”) was funded with cash and the second note (the “April 2018 GS Back-End Note”) was initially paid for by an offsetting promissory note issued by GS Capital to the Company (the “April 2018 GS Note Receivable”). The terms of the April 2018 Back-End Note require cash funding prior to any conversion thereunder.

Both the April 2018 GS Note and the April 2018 GS Back-End Note mature on April 13, 2019, upon which any outstanding principal and interest thereon is due and payable. The amounts cash funded plus accrued interest under both the April 2018 GS Note and the April 2018 GS Back-End Note are convertibles into shares of the Company’s common stock, at any time after October 13, 2018, at a conversion price for each share of common stock equal to 61% of the lowest closing bid price of the Company’s common stock for the ten prior trading days including the day upon which a notice of conversion is received by the Company from GS Capital, subject to adjustment in certain events. The April 2018 GS Note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $95,902 put premium. The Company has recorded $2,564 of accrued interest as of June 30, 2018 for the April 2018 GS Note. Total principal outstanding under the April 2018 GS Note as of June 30, 2018 was $150,000.

The April 2018 GS Note may be prepaid until 180 days from the issuance date with certain penalties. The April 2018 GS Back-End Note may not be prepaid. However, in the event that the April 2018 GS Back-End Note has not been cash paid and the April 2018 GS Note is redeemed within the first six months of issuance, the April 2018 GS Back-End Note will be deemed cancelled and of no further effect. The April 2018 GS Back-End Note is not convertible until it is funded in cash on or before December 13, 2018, subject to certain restrictions. The Company has reserved 7,684,000 shares of its common stock for conversions under the April 2018 GS Note.

The April 2018 GS Notes contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above GS Capital finance agreements, specifically the May 26, 2017, July 24, 2017, September 21, 2017, the March 23, 2018 and the April 13, 2018 agreements, was $687,000 as of June 30, 2018 and accrued interest thereunder totaled $19,877.

Regal Consulting Agreements

November 2016 Consulting Agreement

On November 18, 2016 (the “Effective Date”), the Company entered into a consulting agreement with Regal Consulting, LLC (the “Consultant”) for strategic and business advisory services. As compensation for services rendered, the Company issued Consultant two fully earned $250,000 convertible junior subordinated promissory notes. Both notes have a two-year maturity date and interest of 10% per annum. Both notes are junior and subordinate in all respects to the existing debt of the Company. These notes may not be prepaid without the written consent of the Consultant.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

The Company issued the first $250,000 convertible note on November 18, 2016. This note is convertible at a conversion price of the lesser of $2.50 or 65% of the average of the three lowest 10 trading days prior to the conversion. An aggregate total of $255,757 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the year ended June 30, 2017, $27,500 of principal and accrued interest of $1,664 was converted into shares of the Company’s common stock. As of June 30, 2018, the outstanding principal balance of the note along with $19,639 of accrued interest was converted into shares of the Company’s common stock (See Note 8 – Stockholders’ Deficit).

The Company issued the second $250,000 convertible note on February 16, 2017. This note is convertible at a conversion price of the lesser of $2.50 or 65% of the average of the three lowest 10 trading days prior to the conversion. An aggregate total of $409,416 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of June 30, 2018, the outstanding principal balance of the note along with $31,021 of accrued interest was converted into shares of the Company’s common stock (see Note 8 – Stockholders’ Deficit).

August 10, 2017 Consulting Agreement

On August 10, 2017, the Company entered into an agreement, retroactive to May 16, 2017, with the Consultant, pursuant to which the Consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 junior subordinated convertible note. The note accrues interest at a rate of 10% per annum and is convertible into common stock at the lesser of $1.50 or 65% of the three lowest trades in the ten trading days prior to the conversion. The note was fully earned upon signing the agreement and matures on August 10, 2019. This note may not be prepaid without the written consent of the Consultant. The Company accrued $155,000 related to this expense at June 30, 2017 and recorded the remaining $155,000 related to this expense in fiscal 2018. Upon an event of default, principal and accrued interest will become immediately due and payable under the Consulting Note. Additionally, upon an event of default the note would accrue interest at a default interest rate of 18% per annum or the highest rate of interest permitted by law. The agreement had a three-month term and expired on August 16, 2017. An aggregate total of $578,212 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12 - Derivative Financial Instruments and Fair Value Measurements). During the year ended June 30, 2018, the consultant converted $140,000 of principal and $10,764 of interest (see Note 8 – Stockholders’ Deficit) such that the remaining principal outstanding and accrued interest under this note as of June 30, 2018 was $170,000 and $14,335, respectively.

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

The maturity date of the January 2018 Power Up Note is January 22, 2019. The January 2018 Power Up Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of the Company’s common stock, but shall not be payable until the January 2018 Power Up Note becomes payable, whether at the maturity date or upon acceleration or by prepayment. An aggregate total of $180,251 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12 – Derivative Financial Instruments and Fair Value Measurements).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

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

The January 2018 Power Up Note may be prepaid by the Company within 180 days of issuance with certain penalties.

The Company has recorded $5,332 of accrued interest as of June 30, 2018 for the January 2018 Power Up Note. Total principal outstanding under the January 2018 Power Up Note as of June 30, 2018 was $153,000.

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

The maturity date of the March 2018 Power Up Note is March 5, 2019. The March 2018 Power Up Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of the Company’s common stock, but shall not be payable until the March 2018 Power Up Note becomes payable, whether at the maturity date or upon acceleration or by prepayment. An aggregate total of $65,231 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12 - Derivative Financial Instruments and Fair Value Measurements).

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

The conversion price for the March 2018 Power Up Note shall be $0.065, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $0.10, the conversion price shall be the greater of 65% of the Market Price (the “Variable Conversion Price”) and $0.065. In the event Market Price is less than $0.10, the conversion price shall be the Variable Conversion Price. As defined in the March 2018 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

The March 2018 Power Up Note may be prepaid by the Company within 180 days of issuance with certain penalties.

The Company has recorded $1,359 of accrued interest as of June 30, 2018 for the March 2018 Power Up Note. Total principal outstanding under the March 2018 Power Up Note as of June 30, 2018 was $53,000.

May 15, 2018 Securities Purchase Agreement

On May 15, 2018, the Company entered into a securities purchase agreement with Power Up, pursuant to which Power Up purchased a convertible promissory note (the “May 2018 Power Up Note”) from the Company in the aggregate principal amount of $53,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Power Up. The Company received payment on May 18, 2018 in the amount of $53,000, of which $2,500 was paid directly toward legal fees and $500 to Power Up for due diligence fees resulting in net cash proceeds of $50,000.

The maturity date of the May 2018 Power Up Note is May 5, 2019. The May 2018 Power Up Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of common stock, but shall not be payable until the May 2018 Power Up Note becomes payable, whether at the maturity date or upon acceleration or by prepayment. An aggregate total of $33,744 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12 Derivative Financial Instruments and Fair Value Measurements).

Additionally, Power Up has the option to convert all or any amount of the principal face amount of the May 2018 Power Up Note, starting on November 11, 2018 and ending on the later of the maturity date and the date the Default Amount, which is an amount equal to 150% of an amount equal to the then outstanding principal amount of the May 2018 Power Up Note plus any interest accrued, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the May 2018 Power Up Note shall be $0.065, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $0.10, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $0.065. In the event Market Price is less than $0.10, the conversion price shall be the Variable Conversion Price. As defined in the May 2018 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

The May 2018 Power Up Note may be prepaid by the Company within 180 days of issuance with certain penalties.

The Company has recorded $174 of accrued interest as of June 30, 2018 for the May 2018 Power Up Note. Total principal outstanding under the May 2018 Power Up Note as of June 30, 2018 was $53,000.

JSJ Investments, Inc. Finance Agreement

Effective June 26, 2018, the Company issued a convertible promissory note (the “June 2018 JSJ Note”) to JSJ Investments, Inc. (“JSJ”) in the aggregate principal amount of $113,000, with principal and the interest thereon convertible into shares of the Company’s common stock at the option of JSJ any time after 180 days of issuance. At the time of closing on June 27, 2018, JSJ deducted $3,000 from the principal payment due under the June 2018 JSJ Note to be applied to its legal expenses, such that the Company received aggregate net proceeds of $110,000 at closing.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

The maturity date of the June 2018 JSJ Note is June 26, 2019, unless extended for up to one year at JSJ’s discretion (the “Maturity Date”). The June 2018 JSJ Note bears interest at a rate of 8% per annum, and after the maturity date shall compound quarterly.

Additionally, JSJ has the option to convert all or any amount of the principal face amount of the June 2018 JSJ Note, at any time beginning December 23, 2018, for shares of the Company’s common stock at a price equal to 65% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from JSJ (the “Conversion Price’). However, in the event that the Company’s common stock is restricted by the DTC for any reason, the Conversion Price shall be lowered to 50% of the lowest Closing Bid Price for the duration of such restriction. Notwithstanding the foregoing, JSJ shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by JSJ and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The June 2018 JSJ Note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $60,846 put premium.

The June 2018 JSJ Note may be prepaid until December 23, 2018. If the June 2018 JSJ Note is prepaid within 90 days of the issuance date, then the prepayment premium shall be 135% of the face amount plus any accrued interest; if the JSJ Note is prepaid after 90 days from the issuance date, but prior to 121 days from the issuance date, then the prepayment premium shall be 140% of the face amount plus any accrued interest; and if the June 2018 JSJ Note is prepaid after 120 days from the issuance date, but prior to 180 days from the issuance date, then the prepayment premium shall be 145% of the face amount plus any accrued interest.

The Company shall at all times reserve a minimum of four times the number of shares required if all outstanding principal, and interest under the June 2018 JSJ Note would be fully converted, and JSJ may reasonably request increases from time to time to reserve share amounts.

The June 2018 JSJ Note contains certain events of default, including failure to timely issue shares upon receipt of a notice of conversion, failure to give at least 20 days notice of a reverse split, and failure to file all reports required to be filed by it with the SEC or the OTC Markets to remain a “Current Information” designated company, as well as certain customary events of default, including, among others, a breach of the covenants, insolvency, bankruptcy and failure by the Company to pay the principal and interest due under the June 2018 JSJ Note.

Upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 18% per annum or at the highest rate permitted by law. Amounts due under the June 2018 JSJ Note in the event of a default shall be based on the value of the underlying conversion shares and calculated off of the highest price of the Company’s common stock at any time between June 26, 2018 and the date of the event of default. In addition, for the first three occurrences of an event of default, the conversion discount shall be increased by 5% for each occurrence of a default.

The Company has recorded $124 of accrued interest as of June 30, 2018 for the June 2018 JSJ Note. Total principal outstanding under the June 2018 JSJ Note as of June 30, 2018 was $113,000.

The Company recorded $543,744 and $650,000 of debt discounts related to the above note issuances during the years ended June 30, 2018 and 2017, respectively. The debt discounts are being amortized over the term of the debt. Amortization of all debt discounts for the years ended June 30, 2018 and 2017 was $853,459 and $1,958,515, respectively.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

On November 23, 2010, the Company was incorporated in the state of Delaware. In January 2011, the Company acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis with Propanc PTY LTD becoming a wholly-owned subsidiary of the Company. As a result of these transactions, the Company is subject to the income tax laws of both the United States and Australia for the years ended June 30, 2013 through June 30, 2018.

For the years ended June 30, 2018 and 2017, the Company’s losses before income taxes resulted from both its Australian and US activities and its taxable losses are subject to both Australian and U.S. tax law. At June 30, 2018, the Company has net operating loss (“NOL”) carryforwards for Australian tax purposes only that is approximately $18,896,000. At June 30, 2018, the Company has NOL carryforwards for US tax purposes only that is approximately $2,767,000. Consequently, the Company may have NOL carryforwards available for income tax purposes that will continue to be available until they are recovered through earning taxable income. Deferred tax assets would arise from the recognition of anticipated utilization of these net operating losses to offset future taxable income. The NOL for Australian tax purposes is subject to a reduction of $4,693,000 for research and development credits granted by the Australian Taxation Office through June 30, 2018.

The components for the provision for income taxes are as follows:

	Year Ended
	June 30, 2018	June 30, 2017

Current Taxes	$(278,320)	$(305,673)
Deferred Taxes	-	-
Income Taxes Expense (Benefit)	$(278,320)	$(305,673)

The items accounting for the difference between income taxes at the Australia statutory rate and the provision for income taxes are as follows:

	Year Ended
	June 30, 2018		June 30, 2017
	Amount	Impact on Rate	Amount	Impact on Rate

Income Tax Expense (Benefit) at Australia Statutory Rate	$(2,325,482)	(32.22)%	$(1,830,192)	(22.39)%

Expenses Paid by Parent on Behalf of Foreign Subsidiary	159,944	2.22%	922,125	11.28%

R&D Refundable Tax Credit	(179,307)	(2.48)%	(305,673)	(3.74)%

Reduction of NOL Carryforward Due to R&D Tax Credit	179,307	2.48%	305,673	3.74%

Change in Federal Tax Rates	(99,013)	(1.37)%	-	0.00%

Change in Deferred Tax Valuation Allowance	1,005,570	13.93%	881,596	10.79%

Foreign Exchange Rate Changes	980,661	13.59%	(279,202)	(3.42)%

Total Income Tax Expense (Benefit)	$(278,320)	(3.86)%	$(305,673)	(3.74)%

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s net deferred income taxes are as follows:

	June 30, 2018	June 30, 2017
Current Deferred Tax Assets
Warrant Derivative Liability	$7,403	$8,460
Provision for Annual Leave	44,969	36,190
Superannuation	4,041	99
Total Current Deferred Tax Assets	$56,413	$44,749

Current Deferred Tax Liabilities
Prepaid Investor Services	$18,378	$16,966
Total Current Deferred Tax Liabilities	$18,378	$16,966

Non-Current Deferred Tax Assets
Prepaid Investor Services	$335,175	$426,664
Capital Raising Costs	23,559	23,325
Legal Costs	23,885	23,648
Intellectual Property	11,760	11,643
Patent Costs	171,195	128,950
Formation Expense	7,208	6,881
Net Operating Loss Carryover	5,668,743	4,215,141
Foreign Exchange Loss (OCI)	(39,379)	(39,379)
Total Non-Current Deferred Tax Assets	6,202,146	4,796,873
Deferred Tax Valuation Allowance	(6,276,937)	(4,858,588)
Total Non-Current Deferred Tax Assets	(74,791)	(61,715)

Total Deferred Tax Assets (Net)	$-	$-

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of June 30, 2018 the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended June 30, 2018 and 2017. The Company did not recognize any interest or penalties during fiscal 2018 or 2017 related to unrecognized tax benefits.

The income tax returns filed for the tax years from inception will be subject to examination by the relevant taxing authorities.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

NOTE 8 – STOCKHOLDERS’ DEFICIT

Reverse Stock Split

On April 20, 2017, the Company effected a one-for-two hundred and fifty (1:250) reverse stock split whereby the Company (i) decreased the number of its authorized shares of common stock, par value $0.001 per share, to 100,000,000 (ii) decreased the number of authorized shares of preferred stock to 1,500,005, and (iii) decreased, by a ratio of one-for-two hundred and fifty (1:250) the number of issued and outstanding shares of its common stock. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans, including all share and per-share data, for all amounts and periods presented in the Company’s consolidated financial statements included elsewhere in this Annual Report.

Preferred Stock:

As of the date of this Annual Report, the total number of shares of preferred stock that the Company is authorized to issue is 1,500,005, $0.01 par value per share. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

Of the total preferred shares authorized, 500,000 have been designated as Series A Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on December 9, 2014. 500,000 shares of Series A Preferred Stock are issued and outstanding as of June 30, 2018.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on June 16, 2015, up to five shares have been designated as Series B Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of June 30, 2018.

No shares of Series A Preferred Stock or Series B Preferred Stock were issued in fiscal years 2018 or 2017.

Common Stock:

Shares Issued for Services

On July 14, 2016, the Company agreed with a certain consultant to an addendum to two consulting agreements entered into on May 7, 2015 and April 22, 2016, respectively. The Company then owed the consultant $60,000 related to the May 7, 2015 agreement for monthly consulting fees and $100,000 related to the April 22, 2016 agreement, which was comprised of a $10,000 retainer and $90,000 for three reports issued by the consultant. The Company agreed to issue 24,000 shares of its common stock in consideration of the $60,000 in outstanding fees related to the May 7, 2015 agreement and an additional 24,000 shares in forgiveness of future monthly consulting fees, valued at $95,400. In addition, the Company agreed to issue 40,000 shares of its common stock in consideration for the $100,000 in outstanding fees related to the April 22, 2016 agreement. The shares were issued on November 4, 2016 and an additional loss on settlement of debt was recorded of $94,400 based on the fair market value of $349,800 for 88,000 shares on July 14, 2016 (a share price of $3.98).

On June 29, 2017, the above May 7, 2015 agreement was further amended and the Company agreed to issue the consultant 100,000 shares of the Company’s common stock as consideration to eliminate the monthly retainer fee of $7,500 on a going forward basis and to waive the consultant’s right of first refusal (the “Right of First Refusal”) to act as lead book running manager of any public or private offering of securities or any other financing during the term of the engagement. The shares were valued based on the closing price on the date of the agreement at $0.95 or $95,000, which was recognized as consulting expense for the year ended June 30, 2017. The 100,000 shares were issued on July 25, 2017.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

On October 1, 2015, the Company entered into an agreement with a certain consultant to provide services to the Company over a one-year period. The Company agreed to issue the consultant 6,000 shares of its common stock and an additional 6,000 shares of its common stock on April 1, 2016 unless the Company terminated the agreement before then. The Company valued the 6,000 initial shares based on the market price on the agreement date of $7.75 per share and recognized $46,500 of consulting expense over the one-year term of the agreement. The Company recorded $34,907 of consulting expense for the year ended June 30, 2016 related to this agreement. On October 1, 2015, the Company issued 4,400 and 1,600 shares of its common stock to the consultant related to this agreement. In February 2016, the Company terminated this agreement and the remaining $11,593 was recorded as consulting expense in the year ended June 30, 2017.

On November 1, 2015, the Company entered into an agreement with a certain consultant to provide services to the Company over a nine-month period. The Company agreed to issue the consultant 8,480 shares of the Company’s common stock. The Company recorded $28,305 of consulting expense for the year ended June 30, 2016 related to this agreement. On August 8, 2016, the Company issued the 8,480 shares of common stock valued at $3.75 per share to the consultant.

On December 30, 2015, the Company entered into an agreement with a certain consultant to provide services to the Company over a nine-month period. The Company agreed to issue the consultant 4,000 shares of the Company’s common stock. The Company valued the 4,000 shares based on the market price of common stock on the agreement date of $6.50 and recognized $26,000 of consulting expense over the term of the agreement. On January 4, 2016, the Company issued the 4,000 shares of its common stock pursuant to this agreement. The Company recorded $17,271 of consulting expense for the year ended June 30, 2016 and the remaining $8,279 in the year ended June 30, 2017 related to this agreement.

On January 31, 2016, the Company entered into an agreement with a certain consultant to provide services over a five-month period in exchange for 36,000 shares of the Company’s common stock. On August 23, 2016, the Company issued the 36,000 shares of the Company’s common stock valued at $2.60 per share to the consultant. These services were expensed during the year ended June 30, 2016.

On October 27, 2016, the Company entered into an agreement with a third party for professional services to the Company over a six-month period commencing on October 10, 2016 in exchange for a monthly fee of $22,500, of which $10,000 a month was to be paid in cash and $12,500 per month in shares of the Company’s common stock. Additionally, the Company acknowledged an existing outstanding balance due of $20,500 for September 2016 services provided by such party to the Company. The Company recorded $75,000 of consulting expense with respect to such shares of its common stock for the year ended June 30, 2017 related to this agreement. On March 2, 2017, the Company issued 30,000 shares of its common stock to such third party as consideration for the $75,000 of consulting expense (at a per share price of $2.50).

On February 1, 2017, the Company received an invoice for $30,000 from a third party for six months of consulting services performed during the period of August 1, 2016 through January 31, 2017. The invoice was payable 50% in cash and 50% in shares of the Company’s common stock. The Company recorded $30,000 in consulting fees related to this invoice for the year ended June 30, 2017. The Company issued 30,000 shares on July 25, 2017 at a per share price of $0.50, or $15,000. The shares were valued at fair market value on January 31, 2017 at $2.63 per share and an additional loss on settlement of debt was recorded of $63,750.

On May 10, 2017, the Company entered into a seven-month agreement from May 10, 2017 through January 10, 2018, excluding August 2017, with a third party for growth strategy consulting services to be provided to the Company, whereby the Company would issue and deliver to the third party, 7,500 shares of its common stock per month as consideration for the services. Shares were to be valued on the 10th day of the month they were earned and as of June 30, 2017, the Company recorded consulting fees for 15,000 shares related to two months of services or $16,050. The contract was terminated in September 2017. In June of 2018, the shares were determined by the Company’s board of directors to be non-issuable due to non-performance and the Company recorded a loss on debt extinguishment of $16,050 related to the shares issued in the prior year.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

On August 1, 2017, the Company received an invoice for $30,000 from a third party for six months of consulting services provided to the Company during the period of February 1, 2017 through July 31, 2017. The invoice was payable in shares of the Company’s common stock. The Company recorded $25,000 in consulting fees related to this invoice for the year ended June 30, 2017 and the balance was recorded in fiscal year 2018. On February 15, 2018, the Company issued 234,375 shares of its common stock and an additional loss on settlement of debt was recorded of $68,438 based on the fair market value on July 31, 2017, when the shares were fully earned, of $0.42 per share.

On December 29, 2017, the Company entered into a one-year consulting agreement with a certain consultant (the “Consultant”) for certain consulting, advisory and media services to be provided to the Company. As compensation for such services, the Company agreed to pay the consultant (i) an hourly fee of $950 per hour, for up to $71,250 of time-based services; (ii) $9,772 for the preparation of certain marketing materials; (iii) an upfront fee of 500,000 restricted shares of the Company’s common stock, with up to 750,000 additional shares to be issued on the six month anniversary of the date of the consulting agreement at the Company’s sole discretion, and (iv) a marketing bonus equal to 6% of the value of any: (x) business collaboration with the Company which is identified or introduced by the Consultant; or (y) joint venture, licensing, collaboration or similar monetization or strategic transaction (other than any capital-raising transaction) which is identified or introduced by the Consultant. The Company could, in its sole discretion, pay any of the aforementioned fees in cash or shares of the Company’s common stock. If such fees are paid in stock, the number of shares to be paid was to be calculated by dividing the dollar amount of time (or value of the transaction, as the case may be) invoiced in such pay period by, as of the applicable calculation date, the most recent price at which the Company has sold shares of its common stock (or securities convertible into common stock) in a bona fide public or private financing including third party investors. The Company valued the 500,000 shares based on the market price on the agreement date of $0.14 and will recognize $70,000 of consulting expense through the term of the agreement. For the year ended June 30, 2018, the Company recorded $35,287 of expense related to this agreement. On February 15, 2018, the Company issued the 500,000 shares to the Consultant.

On February 1, 2018, the Company received an invoice for $30,000 from a third party for six months of consulting services provided to the Company during the period of August 1, 2017 through January 31, 2018. The invoice was payable in shares of the Company’s common stock. The Company issued 234,375 shares on February 15, 2018 and recorded $30,000 in consulting fees during fiscal 2018. An additional loss on settlement of debt was recorded of $2,813 based on the fair market value on January 31, 2018, when the shares were fully earned, of $0.14 per share.

Settlement of Accounts Payable for Shares of Common Stock

On February 13, 2017, the Company entered into an agreement with a third party whereby the Company agreed to issue and deliver to the third party, in lieu of payment of $50,000 of existing accounts payable, shares of the Company’s common stock. On March 2, 2017, the Company issued 16,667 shares of its common stock at a per share price of $3.00 in consideration for the $50,000 in accounts payable.

Shares Issued for Conversion of Convertible Debt

Fiscal Year 2017:

On August 18, 2016, pursuant to a conversion notice, $32,500 of principal and $2,885 of interest was converted at $2.06 per share into 17,156 shares of common stock.

On August 25, 2016, pursuant to a conversion notice, $54,375 of interest was converted at $2.91 per share into 18,710 shares of common stock.

On September 21, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $2.73 per share into 9,151 shares of common stock.

On September 28, 2016, pursuant to a conversion notice, $20,000 of principal was converted at $2.73 per share into 7,321 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

On September 30, 2016, pursuant to a conversion notice, $17,500 of principal and $1,350 of interest was converted at $1.95 per share into 9,654 shares of common stock.

On October 4, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $2.54 per share into 9,849 shares of common stock.

On October 6, 2016, pursuant to a conversion notice, $1,000 of principal and $79 of interest was converted at $1.77 per share into 608 shares of common stock.

On October 7, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $2.36 per share into 10,576 shares of common stock.

On October 7, 2016, pursuant to a conversion notice, $1,000 of principal and $79 of interest was converted at $1.68 per share into 643 shares of common stock.

On October 14, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $2.36 per share into 10,576 shares of common stock.

On October 19, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $2.03 per share into 12,288 shares of common stock.

On October 21, 2016, pursuant to a conversion notice, $50,000 of principal was converted at $1.94 per share into 25,806 shares of common stock.

On November 9, 2016, pursuant to a conversion notice, $54,375 of interest was converted at $2.07 per share into 26,227 shares of common stock.

On November 21, 2016, pursuant to a conversion notice, $50,000 of principal was converted at $2.03 per share into 24,576 shares of common stock.

On December 2, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $1.88 per share into 13,301 shares of common stock.

On December 8, 2016, pursuant to a conversion notice, $25,000 of principal was converted at $1.30 per share into 19,257 shares of common stock.

On December 8, 2016, pursuant to a conversion notice, $36,500 of principal and $3,368 of interest was converted at $1.06 per share into 37,656 shares of common stock.

On December 9, 2016, pursuant to a conversion notice, $1,000 of principal and $93 of interest was converted at $1.06 per share into 1,032 shares of common stock.

On December 15, 2016, pursuant to a conversion notice, $35,000 of principal was converted at $1.30 per share into 26,959 shares of common stock.

On December 16, 2016, pursuant to a conversion notice, $20,000 of principal and $1,881 of interest was converted at $1.06 per share into 20,666 shares of common stock.

On December 23, 2016, pursuant to a conversion notice, $20,000 of principal was converted at $1.30 per share into 15,405 shares of common stock.

On January 10, 2017, pursuant to a conversion notice, $16,500 of principal and $1,645 of interest was converted at $1.17 per share into 15,526 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

On January 11, 2017, pursuant to a conversion notice, $136,400 of principal was converted at $1.57 per share into 86,907 shares of common stock.

On January 19, 2017, pursuant to a conversion notice, $36,500 of principal and $3,712 of interest was converted at $1.17 per share into 34,406 shares of common stock.

On January 20, 2017, pursuant to a conversion notice, $31,500 of principal was converted at $1.57 per share into 20,070 shares of common stock.

On January 25, 2017, pursuant to a conversion notice, $55,000 of principal was converted at $1.72 per share into 31,893 shares of common stock.

On February 21, 2017, pursuant to a conversion notice, $75,000 of principal was converted at $1.90 per share into 39,500 shares of common stock.

On April 24, 2017, pursuant to a conversion notice, $25,000 of principal was converted at $0.78 per share into 32,259 shares of common stock.

On May 2, 2017, pursuant to a conversion notice, $10,000 of principal and $402 of interest was converted at $0.90 per share into 11,558 shares of common stock.

On May 5, 2017, pursuant to a conversion notice, $19,386 of principal was converted at $0.78 per share into 25,015 shares of common stock.

On May 5, 2017, pursuant to a conversion notice, $23,114 of principal was converted at $0.78 per share into 29,825 shares of common stock.

On May 8, 2017, pursuant to a conversion notice, $15,000 of principal and $623 of interest was converted at $0.87 per share into 17,958 shares of common stock.

On May 12, 2017, pursuant to a conversion notice, $10,000 of principal and $424 of interest was converted at $0.57 per share into 18,288 shares of common stock.

On May 16, 2017, pursuant to a conversion notice, $20,000 of principal and $867 of interest was converted at $0.57 into 36,608 shares of common stock.

On May 18, 2017, pursuant to a conversion notice, $42,500 of principal was converted at $0.74 per share into 57,725 shares of common stock.

On May 22, 2017, pursuant to a conversion notice, $20,000 of principal and $893 of interest was converted at $0.57 per share into 36,655 shares of common stock.

On May 24, 2017, pursuant to a conversion notice, $25,000 of principal and $1,128 of interest was converted at $0.57 per share into 45,838 shares of common stock.

On May 30, 2017, pursuant to a conversion notice, $42,500 of principal was converted at $0.77 per share into 55,393 shares of common stock.

On June 6, 2017, pursuant to a conversion notice, $25,000 of principal and $317 of interest was converted at $0.67 per share into 38,013 shares of common stock.

On June 16, 2017, pursuant to a conversion notice, $20,000 of principal and $298 of interest was converted at $0.60 per share into 33,830 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

On June 21, 2017, pursuant to a conversion notice, $42,500 of principal was converted at $0.76 per share into 55,901 shares of common stock.

On June 23, 2017, pursuant to a conversion notice, $25,000 of principal and $411 of interest was converted at $0.60 per share into 42,352 shares of common stock.

On June 23, 2017, pursuant to a conversion notice, $27,500 in principal and $1,604 in interest was converted at $0.64 per share into 45,192 shares of common stock.

On June 26, 2017, pursuant to a conversion notice, $42,500 of principal was converted at $0.76 per share into 55,901 shares of common stock.

On June 28, 2017, pursuant to a conversion notice, $30,000 of principal and $527 of interest was converted at $0.60 per share into 50,878 shares of common stock.

Fiscal 2018:

On July 5, 2017, pursuant to a conversion notice, $26,000 of principal and $1,121 of interest was converted at $0.54 per share into 49,946 shares of common stock.

On July 13, 2017, pursuant to a conversion notice, $42,500 of principal was converted at $0.63 per share into 67,694 shares of common stock.

On July 17, 2017, pursuant to a conversion notice, $16,000 of principal and $732 of interest was converted at $0.40 per share into 41,623 shares of common stock.

On July 20, 2017, pursuant to a conversion notice, $28,000 of principal and $1,300 of interest was converted at $0.29 per share into 101,738 shares of common stock.

On July 28, 2017, pursuant to a conversion notice, $22,500 in principal and $1,593 in interest was converted at $0.26 per share into 93,365 shares of common stock.

On August 2, 2017, pursuant to a conversion notice, $20,000 of principal was converted at $0.28 per share into 70,897 shares of common stock.

On August 2, 2017, pursuant to a conversion notice, $25,000 of principal and $1,233 of interest was converted at $0.21 per share into 124,921 shares of common stock.

On August 16, 2017, pursuant to a conversion notice, $25,000 of principal and $1,311 of interest was converted at $0.23 per share into 112,441 shares of common stock.

On August 17, 2017, pursuant to a conversion notice, $20,000 of principal was converted at $0.30 per share into 66,171 shares of common stock.

On August 22, 2017, pursuant to a conversion notice, $20,000 of principal and $1,500 of interest was converted at $0.25 per share into 84,812 shares of common stock.

On August 25, 2017, pursuant to a conversion notice, $25,000 of principal and $1,361 of interest was converted at $0.23 per share into 112,654 shares of common stock.

On August 29, 2017, pursuant to a conversion notice, $20,000 of principal was converted at $0.24 per share into 81,926 shares of common stock.

On September 3, 2017, pursuant to a conversion notice, $20,000 of principal and $1,661 of interest was converted at $0.20 per share into 106,390 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

On September 6, 2017, pursuant to a conversion notice, $12,500 of principal and $714 of interest was converted at $0.19 per share into 71,042 shares of common stock.

On September 8, 2017, pursuant to a conversion notice, $20,000 of principal was converted at $0.24 per share into 83,247 shares of common stock.

On September 14, 2017, pursuant to a conversion notice, $15,000 of principal and $450 of interest was converted at $0.15 per share into 103,000 shares of common stock.

On September 14, 2017, pursuant to a conversion notice, $20,000 of principal and $1,665 of interest was converted at $0.16 per share into 138,878 shares of common stock.

On September 18, 2017, pursuant to a conversion notice, $20,000 of principal was converted at $0.19 per share into 107,527 shares of common stock.

On September 25, 2017, pursuant to a conversion notice, $20,000 of principal and $649 of interest was converted at $0.14 per share into 149,630 shares of common stock.

On September 26, 2017, pursuant to a conversion notice, $30,000 of principal was converted at $0.18 per share into 168,303 shares of common stock.

On September 26, 2017, pursuant to a conversion notice, $20,000 of principal and $1,716 of interest was converted at $0.15 per share into 145,257 shares of common stock.

On October 2, 2017, pursuant to a conversion notice, $25,000 of principal and $850 of interest was converted at $0.14 per share into 187,319 shares of common stock.

On October 4, 2017, pursuant to a conversion notice, $40,000 of principal was converted at $0.18 per share into 224,404 shares of common stock.

On October 5, 2017, pursuant to a conversion notice, $20,000 of principal and $1,716 of interest was converted at $0.15 per share into 145,257 shares of common stock.

On October 9, 2017, pursuant to a conversion notice, $30,000 of principal and $1,067 of interest was converted at $0.14 per share into 215,651 shares of common stock.

On October 10, 2017, pursuant to a conversion notice, $45,000 of principal was converted at $0.19 per share into 241,835 shares of common stock.

On October 11, 2017, pursuant to a conversion notice, $20,000 of principal and $1,812 of interest was converted at $0.16 per share into 139,762 shares of common stock.

On October 16, 2017, pursuant to a conversion notice, $20,000 of principal and $1,834 of interest was converted at $0.16 per share into 134,363 shares of common stock.

On October 18, 2017, pursuant to a conversion notice, $25,000 of principal and $939 of interest was converted at $0.13 per share into 196,507 shares of common stock.

On October 19, 2017, pursuant to a conversion notice, $30,000 of principal was converted at $0.16 per share into 193,549 shares of common stock.

On October 23, 2017, pursuant to a conversion notice, $20,000 of principal and $1,884 of interest was converted at $0.11 per share into 198,045 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

On October 24, 2017, pursuant to a conversion notice, $21,000 of principal and $817 of interest was converted at $0.11 per share into 202,006 shares of common stock.

On October 27, 2017, pursuant to a conversion notice, $15,000 of principal was converted at $0.09 per share into 159,958 shares of common stock.

On October 30, 2017, pursuant to a conversion notice, $8,750 of principal and $352 of interest was converted at $0.07 per share into 144,475 shares of common stock.

On October 30, 2017, pursuant to a conversion notice, $20,000 of principal and $1,902 of interest was converted at $0.07 per share into 300,851 shares of common stock.

On November 2, 2017, pursuant to a conversion notice, $5,000 of principal and $8,250 of interest was converted at $0.09 per share into 155,426 shares of common stock.

On November 6, 2017, pursuant to a conversion notice, $12,750 of principal and $533 of interest was converted at $0.05 per share into 245,158 shares of common stock.

On November 6, 2017, pursuant to a conversion notice, $17,500 of principal was converted at $0.07 per share into 250,897 shares of common stock.

On November 8, 2017, pursuant to a conversion notice, $20,000 in principal and $2,356 in interest was converted at $0.06 per share into 382,153 shares of common stock.

On November 13, 2017, pursuant to a conversion notice, $11,000 in principal and $623 in interest was converted at $0.05 per share into 215,247 shares of common stock.

On November 15, 2017, pursuant to a conversion notice, $20,000 in principal and $2,443 in interest was converted at $0.06 per share into 383,641 shares of common stock.

On November 17, 2017, pursuant to a conversion notice, $15,000 in principal was converted at $0.07 per share into 215,054 shares of common stock.

On November 26, 2017, pursuant to a conversion notice, $20,000 in principal and $2,568 in interest was converted at $0.06 per share into 385,777 shares of common stock.

On November 27, 2017, pursuant to a conversion notice, $20,000 in principal and $1,196 in interest was converted at $0.05 per share into 392,510 shares of common stock.

On December 1, 2017, pursuant to a conversion notice, $20,000 in principal and $802 in interest was converted at $0.06 per share into 372,799 shares of common stock.

On December 6, 2017, pursuant to a conversion notice, $21,000 in principal and $1,297 in interest was converted at $0.05 per share into 412,914 shares of common stock.

On December 8, 2017, pursuant to a conversion notice, $9,900 in principal and $792 in interest was converted at $0.05 per share into 198,000 shares of common stock.

On December 8, 2017, pursuant to a conversion notice, $42,666 in principal was converted at $0.07 per share into 611,699 shares of common stock.

On December 11, 2017, pursuant to a conversion notice, $9,900 in principal and $799 in interest was converted at $0.05 per share into 198,122 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

On December 11, 2017, pursuant to a conversion notice, $27,000 in principal and $1,142 in interest was converted at $0.06 per share into 504,339 shares of common stock.

On December 11, 2017, pursuant to a conversion notice, $42,666 in principal was converted at $0.07 per share into 611,699 shares of common stock.

On December 15, 2017, pursuant to a conversion notice, $56,758 in principal was converted at $0.08 per share into 732,362 shares of common stock.

On December 18, 2017, pursuant to a conversion notice, $30,000 in principal and $2,467 in interest was converted at $0.07 per share into 478,859 shares of common stock.

On December 19, 2017, pursuant to a conversion notice, $23,000 in principal and $1,013 in interest was converted at $0.07 per share into 368,867 shares of common stock.

On December 21, 2017, pursuant to a conversion notice, $63,000 in principal was converted at $0.08 per share into 789,227 shares of common stock.

On December 22, 2017, pursuant to a conversion notice, $25,000 in principal and $2,078 in interest was converted at $0.06 per share into 429,806 shares of common stock.

On January 2, 2018, pursuant to a conversion notice, $25,000 in principal and $1,178 in interest was converted at $0.07 per share into 402,121 shares of common stock.

On January 3, 2018, pursuant to a conversion notice, $25,200 in principal and $2,162 in interest was converted at $0.06 per share into 434,311 shares of common stock.

On January 4, 2018, pursuant to a conversion notice, $25,000 in principal and $1,372 in interest was converted at $0.07 per share into 398,854 shares of common stock.

On January 9, 2018, pursuant to a conversion notice, $40,000 in principal and $4,581 in interest was converted at $0.07 per share into 630,384 shares of common stock.

On January 12, 2018, pursuant to a conversion notice, $25,000 in principal and $1,233 in interest was converted at $0.08 per share into 345,396 shares of common stock.

On January 12, 2018, pursuant to a conversion notice, $7,500 in principal and $875 in interest was converted at $0.07 per share into 116,000 shares of common stock.

On January 26, 2018, pursuant to a conversion notice, $30,000 in principal and $1,793 in interest was converted at $0.09 per share into 353,259 shares of common stock.

On January 30, 2018, pursuant to a conversion notice, $40,000 in principal and $2,130 in interest was converted at $0.09 per share into 492,407 shares of common stock.

On February 4, 2018, pursuant to a conversion notice, $22,500 in principal and $2,650 in interest was converted at $0.08 per share into 314,571 shares of common stock.

On February 13, 2018, pursuant to a conversion notice, $20,000 in principal and $1,276 in interest was converted at $0.07 per share into 285,962 shares of common stock.

On February 21, 2018, pursuant to a conversion notice, $40,000 in principal and $4,986 in interest was converted at $0.08 per share into 571,977 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

On February 23, 2018, pursuant to a conversion notice, $25,000 in principal and $1,173 in interest was converted at $0.07 per share into 351,782 shares of common stock.

On February 23, 2018, pursuant to a conversion notice, $20,000 in principal and $1,320 in interest was converted at $0.07 per share into 296,111 shares of common stock.

On February 28, 2018, pursuant to a conversion notice, $60,000 in principal and $4,027 in interest was converted at $0.06 per share into 1,011,480 shares of common stock.

On March 4, 2018, pursuant to a conversion notice, $40,000 in principal and $5,012 in interest was converted at $0.06 per share into 760,980 shares of common stock.

On March 5, 2018, pursuant to a conversion notice, $28,000 in principal and $1,375 in interest was converted at $0.06 per share into 493,526 shares of common stock.

On March 8, 2018, pursuant to a conversion notice, $27,000 in principal and $1,343 in interest was converted at $0.06 per share into 507,945 shares of common stock.

On March 8, 2018, pursuant to a conversion notice, $50,000 in principal and $3,444 in interest was converted at $0.05 per share into 989,712 shares of common stock.

On March 11, 2018, pursuant to a conversion notice, $60,000 in principal and $7,906 in interest was converted at $0.06 per share into 1,173,828 shares of common stock.

On March 14, 2018, pursuant to a conversion notice, $25,000 in principal and $1,756 in interest was converted at $0.05 per share into 495,473 shares of common stock.

On March 16, 2018, pursuant to a conversion notice, $28,000 in principal and $1,442 in interest was converted at $0.06 per share into 527,637 shares of common stock.

On March 21, 2018, pursuant to a conversion notice, $50,000 in principal and $2,089 in interest was converted at $0.05 per share into 964,609 shares of common stock.

On March 26, 2018, pursuant to a conversion notice, $27,000 in principal and $1,450 in interest was converted at $0.06 per share into 504,251 shares of common stock.

On April 2, 2018, pursuant to a conversion notice, $50,000 in principal and $2,916 in interest was converted at $0.06 per share into 912,659 shares of common stock.

On April 3, 2018, pursuant to a conversion notice, $25,000 in principal and $1,386 in interest was converted at $0.05 per share into 506,649 shares of common stock.

On April 5, 2018, pursuant to a conversion notice, $50,000 in principal and $2,256 in interest was converted at $0.05 per share into 1,088,658 shares of common stock.

On April 11, 2018, pursuant to a conversion notice, $20,000 in principal and $929 in interest was converted at $0.04 per share into 581,358 shares of common stock.

On April 12, 2018, pursuant to a conversion notice, $30,000 in principal and $1,289 in interest was converted at $0.04 per share into 841,095 shares of common stock.

On April 18, 2018, pursuant to a conversion notice, $50,000 in principal and $3,750 in interest was converted at $0.03 per share into 1,560,232 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

On April 26, 2018, pursuant to a conversion notice, $35,000 in principal and $3,259 in interest was converted at $0.04 per share into 1,062,747 shares of common stock

On April 30, 2018, pursuant to a conversion notice, $25,000 in principal and $526 in interest was converted at $0.04 per share into 686,183 shares of common stock.

On May 14, 2018, pursuant to a conversion notice, $30,000 in principal and $723 in interest was converted at $0.04 per share into 768,274 shares of common stock.

On May 15, 2018, pursuant to a conversion notice, $20,000 in principal and $2,000 in interest was converted at $0.04 per share into 527,577 shares of common stock.

On May 18, 2018, pursuant to a conversion notice, $33,500 in principal and $3,283 in interest was converted at $0.04 per share into 957,891 shares of common stock.

On June 7, 2018, pursuant to a conversion notice, $33,000 in principal and $3,381 in interest was converted at $0.03 per share into 1,045,422 shares of common stock.

On June 8, 2018, pursuant to a conversion notice, $35,000 in principal and $1,035 in interest was converted at $0.04 per share into 1,002,102 shares of common stock.

On June 15, 2018, pursuant to a conversion notice, $32,000 in principal and $3,335 in interest was converted at $0.03 per share into 1,015,377 shares of common stock.

On June 20, 2018, pursuant to a conversion notice, $35,000 in principal and $3,687 in interest was converted at $0.03 per share into 1,111,686 shares of common stock.

On June 21, 2018, pursuant to a conversion notice, $35,000 in principal and $1,135 in interest was converted at $0.04 per share into 1,003,146 shares of common stock.

On June 23, 2018, pursuant to a conversion notice, $20,000 in principal and $2,098 in interest was converted at $0.03 per share into 703,757 shares of common stock.

The Company has 165,657,321 shares reserved for future issuances based on lender requirements at June 30, 2018.

Options:

On April 14, 2016 (“Grant Date”), the board of directors of the Company, approved a grant of 286,000 stock options at an exercise price of $7.50 (market value of the Company’s stock on the Grant Date), to each of the Company’s CEO and a non-executive director. 95,333 of such stock options vested on the Grant Date and expire on April 14, 2021, 95,333 of such stock options vested on April 14, 2017 (first anniversary of the Grant Date) and expire on April 14, 2021 and 95,333 of such stock options vested on April 14, 2018 (second anniversary of the Grant Date) and expire on April 14, 2021. The fair value of each grant of the 286,000 options at Grant Date was $1,962,440 (aggregate total of $3,924,880).

The Company expensed $516,148 and $1,686,444 for these stock option grants during the years ended June 30, 2018 and 2017, respectively. As of June 30, 2018, these options are fully expensed.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

A summary of the Company’s option activity during the years ended June 30, 2018 and 2017 is presented below:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at June 30, 2016	572,000	$7.50
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2017	572,000	$7.50
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2018	572,000	$7.50

Exercisable at June 30, 2018	572,000	$7.50
Outstanding and Exercisable:

Weighted average remaining contractual term	2.79
Aggregate intrinsic value	$-

Warrants:

On July 8, 2016, the 2015 Warrant for 104,762 shares issued to Delafield was fully exercised at a price of $3.00 per share for a total of $314,286 in connection with the July Letter Agreement (See Note 6 – Convertible Notes).

On August 3, 2016, pursuant to the August Letter Agreement, the Company issued 960,000 warrants to purchase shares of the Company’s common stock. 800,000 of these warrants had exercise prices ranging from $3.00 to $5.00 per share and expired five months from the date of issuance. 160,000 of these warrants had an exercise price of $25.00 per share and expired two years from the date of issuance. These warrants were subsequently cancelled as discussed in Note 6 – Convertible Notes.

On August 18, 2016, pursuant to the August Letter Agreement, warrants to purchase 50,000 shares of the Company’s common stock were exercised at a price of $3.00 per share under the first tranche of the Five Month Warrant or $150,000 in the aggregate. These shares were subsequently cancelled and a loss of $37,500 was recorded (See Note 6 – Convertible Notes).

On November 9, 2016, the Company entered into an agreement (the “November Agreement”) to adjust the exercise price of a warrant, issued on September 30, 2013, to purchase 12,000 shares of common stock of the Company. Under the terms of the November Agreement, the exercise price for the shares underlying the warrant was reduced to $3.75 AUD or $2.88 USD per share. The November Agreement did not affect the remaining terms of the warrant. The Company recorded an additional expense of $3,299 AUD related to the repricing.

On December 12, 2016, pursuant to the December Letter Agreement (See Note 6 – Convertible Notes), the Company issued a two-year warrant to purchase 104,000 shares of the Company’s common stock (the “New Warrant”). This warrant has an exercise price of $12.50 per share. This warrant was being treated as a modification of an existing warrant under ASC 718-20-35-3 and the Company determined that since the valuation of the New Warrant does not exceed the value of the 2016 Warrants, the Company will continue to amortize the remainder of the $910,178 value of the 2016 Warrant, which was fully amortized as of February 28, 2017.

As of June 30, 2018, there were 145,517 warrants outstanding and exercisable with expiration dates ranging from September 2018 and through November 2020.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

The following table summarizes warrant activity for the years ended June 30, 2018 and 2017:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at June 30, 2016	150,279	107.50
Issued	1,064,000	7.99
Exercised	(104,762)	3.00
Forfeited	(960,000)	7.50
Expired	-	-
Outstanding at June 30, 2017	149,517	$11.25
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	(4,000)	-
Outstanding at June 30, 2018	145,517	$11.11

Exercisable at June 30, 2018	145,517	$11.11
Outstanding and Exercisable:

Weighted average remaining contractual term	.76
Aggregate intrinsic value	$-

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of June 30, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations.

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014 the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest. The Company recorded the penalties for all three years during the year ended June 30, 2017 and is negotiating a payment plan. The Company is current on all subsequent filings.

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

Operating Leases

On May 4, 2016, the Company entered into a new five-year operating lease agreement with a Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors, with monthly rent of $3,300 AUD or $2,558 USD, inclusive of GST (See Note 10 – Related Party Transactions).

Future minimum operating lease commitments consisted of the following at June 30, 2018:

Year Ended June 30,	Amount (USD)
2019	$29,300
2020	$29,300
2021	$24,417

Rent expense for the years ended June 30, 2018 and 2017 was $30,521 and $28,992, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

Amatsigroup Agreement

The Company entered into a Manufacturing Services Agreement (the “MSA”) and Quality Assurance Agreement (the “QAA”), each with an effective date of August 12, 2016, with Amatsigroup NV (“Amatsigroup”), formerly known as Q-Biologicals, NV, a contract manufacturing organization located in Belgium. Pursuant to the MSA, Amatsigroup produces certain drug substances and products containing certain enzymes for the Company at its facility in Belgium. The Company uses these substances and products for development purposes, including but not limited to future clinical trials. The MSA contemplates payment to Amatsigroup pursuant to a pre-determined fee schedule based on the completion of certain milestones that depend on our manufacturing requirements and final batch yield. The Company anticipates that its payments to Amatsigroup under the MSA will range between $2.5 million and $5.0 million over three years, when the finished drug product is manufactured and released for clinical trials. In the years ended June 30, 2018 and 2017, the Company has incurred $701,973 and $937,219 of costs, respectively under the MSA. The MSA shall continue for a term of three years unless extended by mutual agreement in writing. The Company can terminate the MSA early for any reason upon the required notice period, however, in such event, the pre-payment paid upon signing the MSA is considered non-refundable. Each party to the MSA shall have the right to terminate the MSA by written notice to the other party if the other party commits a material breach of the MSA (subject to a 30-day cure period). The QAA sets forth the parties respective obligations and responsibilities relating to the manufacturing and testing of the products under the MSA. The agreements with Amatsigroup contain certain customary representations, warranties and limitations of liabilities, and confidentiality and indemnity obligations.

Investment Banking Agreement

On February 23, 2018, the Company entered into an agreement with an effective date of February 14, 2018 with a certain investment bank (the “Investment Bank”), pursuant to which the Company retained the Investment Bank as its placement agent. The agreement terminates at the close of business on September 30, 2018. As consideration for such services, the Company shall pay the Investment Bank 8% of the total gross proceeds immediately upon closing a successful capital raise placement. Additionally, the Company shall also pay the Investment Bank non-callable warrants for shares of the Company’s common stock equal to 4% of the proceeds raised. The warrants will have a purchase price equal to 110% of the implied price per share of the placement or 110% of the public market closing price of the Company’s common stock on the date of placement, whichever is lower, and will have an exercise period of five years after the closing of the placement. As of the date of this Annual Report, no funds have been raised pursuant to this agreement.

NOTE 10 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with directors and director-related entities. These transactions have included the following:

As of June 30, 2018 and June 30, 2017, the Company owed a current and former director a total of $54,753 and $56,802, respectively, for money loaned to the Company throughout the years. The loan balance owed is not interest bearing (See Note 5 – Loans and Note Payable).

As of June 30, 2018 and June 30, 2017, the Company owed its two current directors a total of $32,898 and $35,204, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 4 – Due to Former Directors – Related Parties).

Effective May 5, 2016, we entered into an agreement for the lease of our principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease has a five-year term and provides for annual rental payments of $39,600 AUD or $27,302 USD, which includes $3,600 AUD or $2,664 USD of goods and service tax for total payments of $198,000 AUD or $146,500 USD during the term of the lease. As of June 30, 2018, total payments of $112,200 AUD or $83,017 USD remain on the lease.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive employee of our Company since October 2015. Mrs. Nathanielsz received an annual salary of $57,675 through January 31, 2018 and is entitled to customary benefits. Effective February 1, 2018, Mrs. Nathanielsz salary was increased, and she now receives an annual salary of $88,788. For the fiscal year ended June 30, 2018, Mrs. Nathanielsz received a total salary of $72,684.

Pursuant to board approval on February 25, 2016, James Nathanielsz shall be paid $4,481 AUD ($3,502 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the year ended June 30, 2018 and 2017, a total of $41,481 and $40,562, respectively, in payments have been made with regards to such automobile allowance. In connection with the payments made pursuant to such automobile allowance, the Company must also pay a fringe benefit tax for the value of the benefit provided. As of June 30, 2018, and 2017, the Company has recorded $14,706 and $13,787, respectively, of additional salary expense related to these tax benefit payments.

Pursuant to the approval of the board of directors, on August 15, 2016, Mr. Nathanielsz was granted a $250,000 bonus for accomplishments achieved while serving as the Company’s chief executive officer during the fiscal year ended June 30, 2016. A total of $130,000 in payments was made in the year ended June 30, 2017. The remaining $120,000 was paid during the year ended June 30, 2018.

Pursuant to the approval of the board of directors, on March 16, 2018, Mr. Nathanielsz was granted a $300,000 AUD ($221,970 USD) bonus for accomplishments achieved while serving as the Company’s chief executive officer during the fiscal years ended June 30, 2017. A total of $59,226 was paid during the year ended June 30, 2018. The balance of the accrued bonus as of June 30, 2018 is $162,744.

NOTE 11 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through June 30, 2018.

The company currently primarily relies on funding from two convertible debt lenders. Proceeds received in the year from each of the two lenders were $1,577,018 and $951,900, respectively, which represents approximately 55% and 33%, respectively of total proceeds received by the Company during fiscal year 2018.

Receivable Concentration

As of June 30, 2018 and June 30, 2017, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

Patent and Patent Concentration

The Company has filed six patent applications relating to its lead product, PRP. The Company’s lead patent application has been granted and remains in force in the United States, Europe, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore, Malaysia, South Africa and Mexico. In Brazil, Canada, Hong Kong, and Republic of Korea, the patent application remains under examination.

In 2016 and early 2017, we filed other patent applications. Three applications were filed under the Patent Cooperation Treaty (the “PCT”). The PCT assists applicants in seeking patent protection by filing one international patent application under the PCT, applicants can simultaneously seek protection for an invention in over 150 countries. Once filed, the application is placed under the control of the national or regional patent offices, as applicable, in what is called the national phase.1 One of the PCT applications filed in November 2016, entered national phase in July 2018 and another PCT application is currently entering national phase in August 2018. A third PCT application is scheduled to enter national phase in October, 2018.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

Foreign Operations

As of June 30, 2018 and June 30, 2017, the Company’s operations are based in Camberwell, Australia, however the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of June 30, 2018, there has been no activity within this entity.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had 12,000 warrants and $429,000 of convertible debt, which are treated as derivative instruments outstanding at June 30, 2018.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at June 30, 2018 and 2017 was $0.06 and $0.97, respectively. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at June 30, 2018 and 2017, are indicated in the table that follows. The expected term is equal to the remaining term of the warrants and the risk free rate is based upon rates for treasury securities with the same term.

Warrants

	June 30, 2017	June 30, 2018
Volatility	137%	110%
Expected remaining term	1.25	.25
Risk-free interest rate	1.24%	1.93%
Expected dividend yield	None	None

Convertible Debt

	Initial Valuations	June 30, 2017	June 30, 2018
Volatility	139 - 198%	66-175%	191 - 221%
Expected remaining term	1.00 – 2.00	.21 - 1.63	.56 - 1.1
Risk-free interest rate	1.33 – 2.31%	1.03 - 1.24%	2.11 - 2.33%
Expected dividend yield	None	None	None

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2018:

	Balance at June 30, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$371,532	$—	$—	$371,532
Total	$371,532	$—	$—	$371,532

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2017:

	Balance at June 30, 2017	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$877,403	$—	$—	$877,403
Fair value of liability for warrant derivative instruments	$3,769	$—	$—	$3,769
Total	$881,172	$—	$—	$881,172

The following is a roll forward for the years ended June 30, 2018 and 2017 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2016	$1,050,182
Effects of foreign currency exchange rate changes	1,143
Initial fair value of embedded conversion option derivative liability recorded as debt discount	650,000
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of embedded conversion option	214,758
Change in fair value included in statements of operations	(1,034,911)
Balance at June 30, 2017	881,172
Effects of foreign currency exchange rate changes	38
Reductions due to conversions	(861,695)
Reductions due to repayment of debt	(199,339)
Initial fair value of embedded conversion option derivative liability recorded as debt discount	543,744
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of embedded conversion option	313,694
Change in fair value included in statements of operations	(306,082)
Balance at June 30, 2018	$371,532

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

NOTE 13 – SUBSEQUENT EVENTS

Conversions

On July 2, 2018, pursuant to a conversion notice, $35,000 in principal and $2,808 in interest was converted at $0.03 per share into 1,262,785 shares of common stock.

On July 6, 2018, pursuant to a conversion notice, $40,000 in principal and $4,570 in interest was converted at $0.03 per share into 1,614,885 shares of common stock.

On July 10, 2018, pursuant to a conversion notice, $25,000 in principal and $2,050 in interest was converted at $0.03 per share into 1,024,621 shares of common stock.

On July 10, 2018, pursuant to a conversion notice, $35,000 in principal and $1,281 in interest was converted at $0.03 per share into 1,329,952 shares of common stock.

On July 13, 2018, pursuant to a conversion notice, $30,000 in principal and $2,480 in interest was converted at $0.02 per share into 1,582,846 shares of common stock.

On July 15, 2018, pursuant to a conversion notice, $30,000 in principal and $3,484 in interest was converted at $0.02 per share into 1,550,185 shares of common stock.

On July 17, 2018, pursuant to a conversion notice, $20,000 in principal and $1,671 in interest was converted at $0.02 per share into 1,128,704 shares of common stock.

On July 22, 2018, pursuant to a conversion notice, $30,000 in principal and $3,529 in interest was converted at $0.02 per share into 2,056,993 shares of common stock.

On July 23, 2018, pursuant to a conversion notice, $30,000 in principal and $1,959 in interest was converted at $0.02 per share into 1,718,250 shares of common stock.

On July 24, 2018, pursuant to a conversion notice, $30,000 in principal and $2,553 in interest was converted at $0.02 per share into 2,170,222 shares of common stock.

On July 25, 2018, pursuant to a conversion notice, $20,000 in principal was converted at $0.02 per share into 1,112,347 shares of common stock.

On July 26, 2018, pursuant to a conversion notice, $20,000 in principal was converted at $0.02 per share into 1,273,885 shares of common stock.

On July 30, 2018, pursuant to a conversion notice, $20,000 in principal was converted at $0.01 per share into 1,388,889 shares of common stock.

On July 31, 2018, pursuant to a conversion notice, $20,000 in principal and $1,733 in interest was converted at $0.01 per share into 1,857,550 shares of common stock.

On July 31, 2018, pursuant to a conversion notice, $15,000 in principal was converted at $0.01 per share into 1,041,667 shares of common stock.

On August 2, 2018, pursuant to a conversion notice, $20,000 in principal and $1,742 in interest was converted at $0.01 per share into 2,119,125 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

On August 2, 2018, pursuant to a conversion notice, $15,000 in principal was converted at $0.01 per share into 1,260,504 shares of common stock.

On August 3, 2018, pursuant to a conversion notice, $10,000 in principal and $873 in interest was converted at $0.01 per share into 1,184,459 shares of common stock.

On August 3, 2018, pursuant to a conversion notice, $25,000 in principal and $1,693 in interest was converted at $0.01 per share into 2,517,746 shares of common stock.

On August 7, 2018, pursuant to a conversion notice, $20,000 in principal was converted at $0.01 per share into 2,173,913 shares of common stock.

On August 8, 2018, pursuant to a conversion notice, $15,500 in principal and $1,371 in interest was converted at $0.01 per share into 2,162,935 shares of common stock.

On August 8, 2018, pursuant to a conversion notice, $18,000 in principal and $2,195 in interest was converted at $0.01 per share into 3,612,615 shares of common stock.

On August 13, 2018, pursuant to a conversion notice, $20,000 in principal was converted at $0.01 per share into 3,125,000 shares of common stock.

On August 13, 2018, pursuant to a conversion notice, $15,000 in principal and $1,343 in interest was converted at $0.01 per share into 2,867,251 shares of common stock.

On August 13, 2018, pursuant to a conversion notice, $15,000 in principal and $1,049 in interest was converted at $0.01 per share into 2,724,748 shares of common stock.

On August 20, 2018, pursuant to a conversion notice, $12,430 in principal was converted at $0.004 per share into 3,271,053 shares of common stock.

On August 20, 2018, pursuant to a conversion notice, $10,000 in principal and $647 in interest was converted at $0.003 per share into 3,348,009 shares of common stock.

On August 22, 2018, pursuant to a conversion notice, $10,570 in principal and $885 in interest was converted at $0.003 per share into 3,272,857 shares of common stock.

On August 22, 2018, pursuant to a conversion notice, $14,000 in principal and $1,006 in interest was converted at $0.003 per share into 4,566,789 shares of common stock.

On August 24, 2018, pursuant to a conversion notice, $10,000 in principal and $656 in interest was converted at $0.003 per share into 3,860,710 shares of common stock.

On August 27, 2018, pursuant to a conversion notice, $5,235 in interest was converted at $0.003 per share into 1,768,581 shares of common stock.

On August 28, 2018, pursuant to a conversion notice, $10,250 in principal and $750 in interest was converted at $0.002 per share into 4,549,363 shares of common stock.

On August 28, 2018, pursuant to a conversion notice, $8,500 in principal and $565 in interest was converted at $0.002 per share into 3,873,838 shares of common stock.

On August 29, 2018, pursuant to a conversion notice, $8,450 in principal and $563 in interest was converted at $0.002 per share into 3,851,850 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

On August 31, 2018, pursuant to a conversion notice, $9,000 in principal and $1,159 in interest was converted at $0.003 per share into 3,972,976 shares of common stock.

On September 4, 2018, pursuant to a conversion notice, $3,000 in principal and $237 in interest was converted at $0.002 per share into 1,383,192 shares of common stock.

On September 5, 2018, pursuant to a conversion notice, $3,000 in principal and $237 in interest was converted at $0.002 per share into 1,383,474 shares of common stock.

On September 6, 2018, pursuant to a conversion notice, $7,250 in principal and $545 in interest was converted at $0.002 per share into 3,223,755 shares of common stock.

On September 6, 2018, pursuant to a conversion notice, $28,750 in principal was converted at $0.002 per share into 12,500,000 shares of common stock.

On September 6, 2018, pursuant to a conversion notice, $9,000 in principal and $1,194 in interest was converted at $0.003 per share into 3,986,546 shares of common stock.

On September 7, 2018, pursuant to a conversion notice, $5,000 in principal and $343 in interest was converted at $0.002 per share into 2,283,474 shares of common stock.

On September 11, 2018, pursuant to a conversion notice, $28,500 in principal and $2,174 in interest was converted at $0.02 per share into 1,978,955 shares of common stock.

On September 14, 2018, pursuant to a conversion notice, $50,000 in principal and $4,056 in interest was converted at $0.03 per share into 1,937,475 shares of common stock.

On September 14, 2018, pursuant to a conversion notice, $131,500 in principal and $5,707 in interest was converted at $0.03 per share into 4,759,165 shares of common stock.

June 29, 2018 Securities Purchase Agreement

Effective June 29, 2018, the Company entered into a securities purchase agreement with Coventry Enterprises, LLC (“Coventry Enterprises”), pursuant to which Coventry Enterprises purchased two 8% unsecured convertible promissory notes from the Company in the aggregate principal amount of $200,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Coventry Enterprises.

The purchase price of $100,000 of the first note (the “July 2018 Coventry Note”) was paid in cash by Coventry Enterprises on July 2, 2018. After payment of certain legal fees and expenses, net proceeds to the Company from the First Note totaled $95,000. The purchase price of $100,000 of the second note (the “July 2018 Coventry Back-End Note”) was initially paid for by the issuance of an offsetting $100,000 collateralized secured note issued to Company by Coventry Enterprises (the “July 2018 Coventry Enterprises Note”). The terms of the July 2018 Coventry Back-End Note require cash funding prior to any conversion thereunder. The July 2018 Coventry Back-End Note is due February 29, 2019, unless certain conditions are not met, in which case both the July 2018 Coventry Back-End Note and the July 2018 Coventry Enterprise Note may both be cancelled

The maturity date of the July 2018 Coventry Note and the July 2018 Coventry Back-End Note is June 29, 2019. The outstanding principal amounts plus accrued interest under both the July 2018 Coventry Note and the July 2018 Coventry Back-End Note are convertible into shares of common stock of the Company at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock as reported on the exchange or quotation system on which the Company’s shares are then traded for the ten prior trading days including the day upon which a notice of conversion is received by the Company from Coventry Enterprises. Coventry Enterprises shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Coventry Enterprises and its affiliates, exceeds 9.9% of the outstanding shares of the Company’s common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

The July 2018 Coventry Note may be prepaid by the Company with certain penalties until 180 days from the issuance date. The July 2018 Coventry Back-End Note may not be prepaid by the Company.

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

July 13, 2018 Securities Purchase Agreement

Effective July 13, 2018, the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “July 2018 Note”) from the Company in the aggregate principal amount of $75,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities any time after the six month anniversary of the July 2018 Eagle Note. The transaction closed on July 16, 2018 and on July 19, 2018 the Company received proceeds of $71,250 as $3,750 was paid directly to legal fees.

The maturity date of the July 2018 Eagle Note is July 13, 2019. The July 2018 Eagle Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the Note.

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the July 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion, subject to adjustment in certain events. Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

The July 2018 Eagle Note may be prepaid by the Company with certain penalties until January 9, 2019.

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

August 28, 2018 Securities Purchase Agreement

Effective August 28, 2018, the Company entered into a securities purchase agreement (the “Power Up Purchase Agreement”) with Power Up Lending Group Ltd. (“Power Up”), pursuant to which Power Up purchased a convertible promissory note (the “August 28, 2018 Power Up Note”) from the Company in the aggregate principal amount of $53,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Power Up. The transactions contemplated by the Power Up Purchase Agreement closed on August 28, 2018.

The maturity date of the August 28, 2018 Power Up Note is August 28, 2019 (the “Maturity Date”). The August 28, 2018 Power Up Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of the Company’s common stock, but shall not be payable until the August 2018 Power Up Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment, as described below.

Additionally, Power Up has the option to convert all or any amount of the principal face amount of the August 28, 2018 Power Up Note, starting on February 24, 2019.

The August 28, 2018 Power Up Note may be prepaid by the Company until 180 days from the issuance date.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2018 and 2017

Upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum. In the event that the Company fails to deliver to Power Up shares of common stock issuable upon conversion of principal or interest under the August 28, 2018 Power Up Note within three business days of a notice of conversion by Power Up, the Company shall incur a penalty of $500, provided, however, that such fee shall not be due if the failure to deliver the shares is a result of a third party such as the transfer agent.

August 29, 2018 Securities Purchase Agreement

Effective August 29, 2018, the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “August 29, 2018 Eagle Note”) from the Company in the aggregate principal amount of $105,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities any time after the six month anniversary of the August 29, 2018 Eagle Note. The transactions contemplated by the agreement closed on August 30, 2018.

The maturity date of the August 29, 2018 Eagle Note is August 29, 2019. The August 2018 Eagle Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six month anniversary of the August 29, 2018 Eagle Note.

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the August 29, 2018 Eagle Note, at any time, into shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the DTC for any reason, the Conversion Price shall be lowered to 50% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least four times the number of shares issuable upon conversion of the August 28, 2018 Eagle Note for at least 60 days after the issuance of the August 28, 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

The August 29, 2018 Eagle Note may be prepaid by the Company until February 25, 2019.

Upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum or at the highest rate permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

Pre-Payment of March 5, 2018 Power Up Note

On August 28, 2018, the Company prepaid the outstanding principal balance of $53,000 and related accrued interest of $2,033 that was due under the March 5, 2018 Power Up Note. The Company incurred a penalty in the amount of $20,362 as a result of the pre-payment.

Payment of Accrued Bonus Award

On August 29, 2018, the Company made a $20,000 AUD ($17,110 USD) payment to James Nathanielsz related to the cash bonus that was approved on March 16, 2018 (see Note 10 – Related Party Transactions).

On September 11, 2018, the Company made a $20,000 AUD ($17,246 USD) payment to James Nathanielsz related to the cash bonus that was approved on March 16, 2018 (see Note 10 – Related Party Transactions).

Exercise of September 30, 2013 Warrant

On August 29, 2018, the Company received payment of $39.24 AUD for the exercise of a warrant for 12,000 shares of the Company’s common stock.

September 13, 2018 Collaboration Agreement

On September 13, 2018, the Company entered into a two-year collaboration agreement with the University of Jaen (the “University”) to provide certain research services to the Company. In consideration of such services, the Company has agreed to pay the University approximately 52,000 Euros ($60,762 USD) in year one and a maximum of 40,000 Euros ($46,740 USD) in year two. Additionally, in exchange for full ownership of the intellectual property the Company has agreed to pay royalties of 2% of net revenues to the University.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Definition and Limitations of Disclosure Controls and Procedures

Our disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) are designed to reasonably ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. A control system, no matter how well designed and operated, can provide only reasonable assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports. Inherent limitations to any system of disclosure controls and procedures include, but are not limited to, the possibility of human error and the circumvention or overriding of such controls by one or more persons. In addition, we have designed our system of controls based on certain assumptions, which we believe are reasonable, about the likelihood of future events, and our system of controls may therefore not achieve its desired objectives under all possible future events.

As of the end of the period covered by this Annual Report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act. Based upon that evaluation, as discussed below, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report, our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting described below.

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

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, James Nathanielsz, of the effectiveness of our internal controls over financial reporting as of June 30, 2018. Based on this assessment, management believes that, as of June 30, 2018, we did not maintain effective internal control over financial reporting based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 due to certain material weaknesses in its internal controls. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the lack of administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting. As noted above, management has undertaken efforts to mitigate this by intending to hire a new employee on at least a part-time basis who will be solely tasked with financial reporting duties, subject to receiving sufficient financing. There is no guarantee, however, that we will be able to implement this new hire during the course of the current fiscal year or that this by itself will markedly improve our internal control over financial reporting.

Material Weaknesses and Corrective Actions

In connection with the audits of our financial statements for the fiscal years ended June 30, 2018 and 2017, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2018:

●	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	lack of audit committee of our board of directors; and

●	insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of U.S. GAAP.

We outsource the functions that would normally be performed by a principal financial officer to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

We believe that these material weaknesses primarily relate, in part, to our lack of sufficient staff with appropriate training in U.S. GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

We plan to take a number of actions in the future to correct these material weaknesses including, but not limited to, establishing an audit committee of our board of directors comprised of at least two independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements, subject to receiving sufficient additional capital. If we receive sufficient capital, we hope to hire a part- or full-time chief financial officer as the first step in building out our accounting department. We will need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Act that permanently exempted smaller reporting companies from the auditor attestation requirement.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CEO and CFO Certifications

Exhibit 31.1 to this Annual Report are the Certifications of our Chief Executive Officer and the Chief Financial Officer. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 9A. of this Annual Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Item 9B. Other Information.

On August 28, 2018, the Company prepaid the outstanding principal balance of $53,000 and related accrued interest of $2,033 that was due under the March 5, 2018 Power Up Note. The Company incurred a penalty in the amount of $20,362 as a result of the pre-payment.

On September 13, 2018, the Company entered into a two-year collaboration agreement with the University of Jaen (the “University”) to provide certain research services. In consideration of such services, the Company has agreed to pay the University approximately 52,000 Euros ($60,762 USD) in year one and a maximum of 40,000 Euros ($46,740 USD) in year two. Additionally, in exchange for full ownership of the intellectual property the Company has agreed to pay royalties of 2% of net revenues to the University.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our current executive officers and directors as of September 14, 2018:

Name	Age	Position
James Nathanielsz	44	Chief Executive Officer, Chief Financial Officer, Acting Chairman, Secretary, Treasurer and Director
Dr. Julian Kenyon	71	Director

James Nathanielsz― Mr. Nathanielsz has served as a director of our Company since inception. Mr. Nathanielsz has served as a director and chief executive officer of our Australian subsidiary since October 2007. From July 2006 until October 2007, Mr. Nathanielsz served as the New Products Manager of Biota Holdings Limited, an anti-infective drug development company in Australia. Mr. Nathanielsz graduated with a Bachelor of Applied Science, majoring in Biochemistry/Applied Chemistry and with a Master of Entrepreneurship & Innovation from Swinburne University of Technology in Melbourne, Australia.

Our board of directors has concluded that Mr. Nathanielsz is well-qualified to serve on our board of directors and has the requisite qualifications, skills and perspectives based on, among other factors, him being a Co-Founder of our Australian company and for his experience in research and development and manufacturing and distribution, as well as him being our controlling stockholder, and his significant business, investment, finance and public company experience, particularly with biotech companies.

Dr. Julian Kenyon― Dr. Kenyon has served as a director of our Company since inception. Dr. Kenyon co-founded our Australian subsidiary and was appointed as a director of our Australian subsidiary on February 12, 2008. Since 2000, Dr. Kenyon has served as an integrated medical physician and Medical Director of the Dove Clinic for Integrated Medicine in Winchester and London. Dr. Kenyon graduated from the University of Liverpool with a Bachelor of Medicine and Surgery and with a research degree, Doctor of Medicine. Since 1972, he was appointed a Primary Fellow of the Royal College of Surgeons, Edinburgh.

Our board of directors has concluded that Dr. Kenyon is well-qualified to serve on our board of directors and has the requisite qualifications, skills and perspectives based on, among other factors, him being a Co-Founder of our Australian subsidiary and because our business is based on his initial work at the Dove Clinic.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws and the provisions of the Delaware General Corporation Law. Our directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until his or her resignation, death or removal in accordance with our Bylaws or the Delaware General Corporation Law.

Our officers are appointed by our board of directors and hold office until removed by our board of directors at any time for any reason.

Family Relationships

There are no family relationships between or among any of our directors or executive officers or persons nominated or chosen by us to become directors or executive officers.

Director Independence

Our board of directors has reviewed the independence of our directors and has determined that none of our directors qualifies as an independent director pursuant to Rule 5605(a)(2) of Nasdaq and applicable SEC rules and regulations. In making this determination, our board of directors considered the relationships that each of our directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence.

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

Scientific Advisory Board

We have a Scientific Advisory Board that provides advice to our management relating to the following:

●	The identification, assessment, evaluation, selection, conduct and management of research projects, both those which are under review and are in progress;
●	Intellectual property; and
●	Commercialization.

The Scientific Advisory Board may also address issues related to improving project selection, formal review processes and management procedures within our Company. The Scientific Advisory Board will generally be composed of an advisory panel of clinicians with expertise in translational research.

As of September 14, 2018, the members of the Scientific Advisory Board were:

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

Professor Kutz is also acting as Chief Medical Officer for Propanc, His compensation continues to be based on an hourly rate as per his Advisory Board Agreement. Propanc intends to appoint Professor Kutz as Chief Medical Officer of Propanc in a full-time capacity at a time that is mutually agreed upon between both parties.

Professor John Smyth ― John Smyth has, for over 25 years, served as Chair of Medical Oncology in the University of Edinburgh Medical School, where his major research interest is the development and evaluation of new anti-cancer drugs. He has published over 300 papers and is Editor-in-Chief of the European Journal of Cancer. He served for several years on the UK Committee on Safety of Medicines, currently Chair’s the Expert Advisory Group for Oncology & Haematology for the Commission on Human Medicines and serves on the Expert Oncology Advisory Group to the European Drug Licensing Board. He is a fellow of the Royal College of Physicians of Edinburgh and London, and fellow of the Royal Society of Edinburgh. He is a past-president of the European Society of Medical Oncology and from 2005 to 2007 was President of the Federation of European Cancer Societies.

Professor Klaus Kutz ―Professor Kutz has over 20 years of experience as an independent consultant in Clinical Pharmacology and Safety for pharmaceutical companies and clinical research organizations. His specialty over the last six years is Oncology, including preparation of multiple NDAs and INDs for small and medium sized pharmaceutical companies. He has prepared, organized and reported clinical Phase I studies in oncology and Phase II studies in different cancer indications (prostate, gastric, ovarian, small cell lung cancer) and Non-Hodgkin Lymphomas. Professor Kutz has more than 13 years of experience as Head of Clinical Pharmacology with world-wide responsibilities for Phase I and Clinical Pharmacokinetics in two internationally operating pharmaceutical companies, setting up and restructuring international Clinical Pharmacology departments. His achievements include the successful world-wide registration of multiple important Sandoz’ compounds by preparation of multiple NDAs (New Drug Applications) and Expert reports (including Written Summary), as well as the preparation of multiple INDs (Investigational New Drug Applications) for Sandoz Pharma Ltd and Sanofi Research. He is a specialist for Internal Medicine, Gastroenterology, and Clinical Pharmacology and he is also Professor of Medicine at the University of Bonn, Germany.

Dr. Joseph Chalil ―Dr. Chalil is a Physician and Executive at Boehringer Ingelheim, the world’s largest privately held pharmaceutical company. Headquartered in Ingelheim, Germany, Boehringer Ingelheim operates globally with 146 affiliates and a more than 47,700 employees. In 2014, Boehringer Ingelheim achieved net sales of about 13.3 billion Euros. Research and development expenditure corresponds to 19.9 percent of its net sales. In addition to his responsibilities at Boehringer Ingelheim, Dr. Chalil is the Chairman of Global Clinical Research and Trial Network of the American Association of Physicians of Indian Origin (AAPI) and has served as Scientific Advisor to AAPI for the past five years. AAPI is the second largest physician organization in the U.S. second only to AMA, and the largest ethnic medical organization in the country. A veteran of the United States Navy Medical Corps, Dr. Chalil is also board certified in healthcare management, and has been awarded Fellowship by the American College of Healthcare Executives, an international professional society of more than 40,000 healthcare executives who lead hospitals, healthcare systems and other healthcare organizations. Dr. Chalil is an expert in U.S. Healthcare policy and a strong advocate for patient centered care and has also served as an advisor to various national political campaigns on healthcare issues. Dr. Chalil completed his higher studies in University of Medicine and Dentistry of New Jersey, Davenport University, JJM Medical College and Baylor College of Medicine. He has been a Visiting Professor at various Universities and serves on various company Boards.

Dr. Macarena Perán ―Dr. Macarena Perán holds a B.S. in Biology and an M.S. in Biochemistry and Molecular Biology from the University of Málaga, Spain. Dr. Perán moved to the Neuroscience Department at Durham University, UK, where she studied the Cellular Distribution and Immobilisation of GABAA Receptors on the cell membrane and graduated in 2000 with a Ph.D. She moved back to Spain and completed another Ph.D. program in the Faculty of Medicine focused on Changes in the Behavior of Central Nervous Proteins; she completed a second Ph.D. from Granada University. In 2005/2006, she attended Bath University, UK, Prof. David Tosh lab, and changed her research interest to the development of new anti-cancer drugs and cell therapy for regenerative medicine. In 2011, she spent a year as a visiting scientist in the Salk Institute for Biological Studies, California, Prof. Juan Carlos Izpisua-Belmonte lab. Currently, Dr. Perán is Reader in Anatomy at University of Jaen in Spain and is working with the Institute for Regenerative Medicine and Pathobiology (IBIMER).

Dr. Juan Antonio Marchal Corrales ―Dr. Juan Antonio Marchal Corrales is Professor of Anatomy and Embryology at the Faculty of Medicine of University of Granada. He graduated in Medicine and Surgery in 1992, obtaining the degree “summa cum laude”. He defended his doctoral thesis in 1996. Prof. Marchal has worked at three universities in different educational categories and is responsible for the research group “Differentiation, Regeneration and Cancer”. He has participated in 39 research projects of national and international character, being principal investigator in 13 of them. He has a total of 145 publications in journals, of which 125 are listed in the Journal Citation Reports. He has spent time at the University of Sassari (Italy) and as visiting professor. He is inventor of 14 patents, 4 of them licensed. He is a member of the Advisory Board of the International Graduate School of the University of Granada, member of the standing committee of the Scientific Council and coordinator of Area Research in the Biosanitary Institute of Granada (ibs.GRANADA) and member of the Governing Board at the Institute of Pathobiology and Regenerative Medicine (IBIMER). He has recently been named director of the Chair Drs. Galera and Requena of Cancer Stem Cell Research at the University of Granada.

Dr. Maria Garcia ―Dr. Maria Garcia, graduated in Biology from University of Granada (Spain) in 1997, became a Molecular Biologist working in the National Centre of Biotechnology characterizing the mechanism of action of “Protein kinase induced by interferon: PKR”. These studies gave rise to a PhD title awarded with an Extraordinary Thesis Award by the Autonomous University of Madrid in 2004. In 2002, Dr. García completed a 3-months stay at the University of Wyoming with Dr. Roth. During the postdoctoral period, she got major public and private funding to characterize new activity of the main tumor suppressor genes that are mutated in more than 50% of human cancers such as p53, ARF and Rb. Dr. García currently has a competitive research contract from the National Health System to lead translational cancer research, aiming at the integration of basic, clinical and epidemiological cancer research in the University Hospital Complex of Granada. She leads a line of research involving new antitumor drugs, biological therapies, biomarkers and cancer stem cell studies. Finally, Dr García has more than 30 peer-reviewed publications in international journals with an average impact factor of 5 and a H-Index of 14.

Board Leadership Structure

Currently, the office of Acting Chairman of our board of directors and Chief Executive Officer are held by James Nathanielsz. Due to our size and early stage of operations, we believe it is currently most effective to have the Chairman of the board of directors and Chief Executive Officer positions be held by the same individual.

Risk Oversight

Our board of directors will oversee a company-wide approach to risk management. Our board of directors will determine the appropriate risk level for us generally, assess the specific risks faced by us and review the steps taken by management to manage those risks. While our board of directors will have ultimate oversight responsibility for the risk management process, its committees will oversee risk in certain specified areas.

Until we have established our compensation committee of our board of directors, our board of directors will be responsible for overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards it administers. Until we have established our audit committee, our board of directors will oversee management of enterprise risks and financial risks, as well as potential conflicts of interests. Our board of directors will be responsible for overseeing the management of risks associated with the independence of our board of directors.

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

Compensation Committee Interlocks and Insider Participation

None of our executive officers currently serves, or in the past three years has served, as a member of the board of directors or compensation committee of another entity that has one or more executive officers serving on our board of directors or the compensation committee. No member of our compensation committee has any other business relationship or affiliation with us other than his or her service as a director.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during the fiscal year ended June 30, 2018.

Nominations to the Board of Directors

General — Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Our board of directors’ candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment. In addition, directors must have time available to devote to our board of directors activities and to enhance their knowledge of our business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to our Company.

Changes to the Procedures by Which Security Holders May Recommend Nominees to Our Board of Directors — During the year ended June 30, 2018, there were no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Item 11. Executive Compensation.

Our sole named executive officer, who is our principal executive officer (the “Named Executive Officer”), is Mr. James Nathanielsz, our Chief Executive Officer, Chief Financial Officer, Acting Chairman and a Director.

Summary Compensation Table

The following table sets forth the compensation paid or accrued by us to our Named Executive Officer for the fiscal years ended June 30, 2018 and 2017.

The compensation reported in the summary compensation table below is not necessarily indicative of how we will compensate our sole executive officer in the future. We expect that we will continue to review, evaluate and modify our compensation framework and the compensation of our officer could change as the business develops.

Year		Salary ($)		Bonus ($)		Option Awards ($)	All Other Compensation ($)		Total ($)

James Nathanielsz (1)	2018	$285,277	(2)	$221,970	(3)	$-	$68,787	(4)	$576,034
Chief Executive Officer and Chief Financial Officer	2017	$243,735	(2)	$-		$-	$63,716	(4)	$307,451

(1)	For purposes of the information included in the table, the conversion rates as of June 30, 2018 and 2017, $0.7753 and $0.7544, respectively, were used to convert amounts from AUD to USD.

(2)	Under the Nathanielsz Employment Agreement (as defined below), Mr. Nathanielsz received a gross annual salary of $300,000 AUD per year through January 31, 2018. Effective February 1, 2018, the board approved an increase in Mr. Nathanielsz’ gross annual salary to $400,000 AUD. Mr. Nathanielsz has also accrued unused annual leave in the amounts of $20,383 and $17,415 for fiscal years 2018 and 2017, respectively, which are included in the total above.

(3)	On March 16, 2018, the Board granted Mr. Nathanielsz a $300,000 AUD ($221,970 USD) cash bonus for accomplishments while servicing as our chief executive officer, of which $59,226 was paid in the year ended June 30, 2018.

(4)	Under the Nathanielsz Employment Agreement, Mr. Nathanielsz receives a 9.5% contribution to a pension of which he is the beneficiary. In addition, pursuant to the Nathanielsz Employment Agreement, we may make a monthly payment to cover the costs relating to Mr. Nathanielsz use of a vehicle. For fiscal years 2018 and 2017, $41,481 and $40,562, respectively, was paid for use of a vehicle.

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

On August 15, 2016, the Board granted Mr. Nathanielsz a cash bonus in the amount of $250,000 USD (representing 83.33% of his annual base salary), of which $130,000 was paid in the year ended June 30, 2017. An additional $50,000 of this bonus was paid in the current fiscal year, pursuant to the terms of the Nathanielsz Employment Agreement, based upon the performance of the Company.

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

On March 16, 2018, the Board approved an increase of AU$100,000 (US$77,328.33) in Mr. Nathanielsz’ annual base salary, from AU$300,000 (US$231,984.99) to AU$400,000 (US$309,313.32), effective immediately. In addition, having reviewed the Company’s corporate objectives and performance criteria, including performance goals for Mr. Nathanielsz, the Board awarded a cash bonus of AU$300,000 (US$231,984.99) to Mr. Nathanielsz, which is equal to 100% of his annual base salary in 2017, and is consistent with the bonus parameters set forth in Mr. Nathanielsz’s existing employment agreement with Company.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended June 30, 2018 to the Named Executive Officer. Except as set forth below, all of the outstanding equity awards granted to our Named Executive Officer were fully vested as of June 30, 2018.

Option awards				Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James Nathanielsz (1)	286,000	-	$7.50	April 14, 2021	-	-

(1)	On April 14, 2016, the Board granted Mr. Nathanielsz 286,000 stock options at an exercise price of $7.50 per share (market value of the common stock on the Grant Date). 95,333 of such stock options vested on April 14, 2016 and expire on April 14, 2021, 95,333 of such stock options vested on April 14, 2017 (the first anniversary of the Grant Date) and expire on April 14, 2021 and 95,334 of such stock options vested on April 14, 2018 (the second anniversary of the Grant Date) and expire on April 14, 2021. The fair value of the 286,000 options at the Grant Date is $1,962,440.

Director Compensation for the Fiscal Year Ended June 30, 2018

Name	Fees earned or paid in cash ($)		Option Awards ($)	All Other Compensation ($)	Total ($)

Julian Kenyon (1)	$41,866	(2)	-	-	$41,866

(1)	For purposes of the information included in the table, the conversion rate as of June 30, 2018, $0.7753 was used to convert amounts from AUD to USD.

(2)	Under the Director Agreement (defined below), Dr. Kenyon received a gross consideration of $10,000 AUD per month through September 2016. Effective October 2016 Dr. Kenyon receives gross monthly compensation of $4,500 AUD or $3,489 USD per month for his services as a director of our Company. See “Compensation of Directors — Director Agreement with Julian Kenyon” below for additional details.

Director Agreement with Julian Kenyon

The Director Agreement sets forth the terms and conditions of Dr. Kenyon’s service as a director on the Board (the “Director Agreement”). Dr. Kenyon’s appointment term was originally for three years, ending on February 25, 2018; however, this term automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of its intent not to renew.

Under the Director Agreement, Dr. Kenyon received monthly consideration of $10,000 AUD ($120,000 AUD annualized). Dr. Kenyon has the ability to convert any accrued but unpaid compensation into common stock at the end of each fiscal year at a conversion price to be determined by Dr. Kenyon and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion.

In the event that the Company provides notice of non-renewal of the Director Agreement, the Company terminates Dr. Kenyon without cause (as defined in the Director Agreement) or Dr. Kenyon terminates his services to the Company for good reason (as defined in the Director Agreement), the Company agreed to pay Dr. Kenyon a severance payment in an amount equal to Dr. Kenyon’s base salary for the year of termination in addition to accrued but unpaid salary and reimbursement of expenses (“Kenyon Accrued Amounts”). In the event that Dr. Kenyon provides notice of non-renewal of the Director Agreement, the Company terminates Dr. Kenyon for cause or Dr. Kenyon terminates his services without good reason, Dr. Kenyon is only entitled to the Kenyon Accrued Amounts.

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

On April 14, 2016 (the “Grant Date”), the board of directors of the Company granted 286,000 stock options with an exercise price of $7.50 per share (market value of the Company’s common stock on the Grant Date), to Dr. Kenyon. 95,333 of such stock options vested on April 14, 2016 and expire on April 14, 2021, 95,333 of such stock options vested on April 14, 2017 (the first anniversary of the Grant Date) and expire on April 14, 2021 and 95,334 of such stock options vested on April 14, 2018 (the second anniversary of the Grant Date) and expire on April 14, 2021. The fair value of the 286,000 options at the Grant Date was $1,962,440.

Effective October 2016, Dr. Kenyon receives gross monthly compensation of $4,500 and on $3,489 USD per month.

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

Narrative Disclosure of Compensation Policies and Practices as They Relate to Our Risk Management

We believe that our compensation policies and practices for all employees and other individual service providers, including executive officers, do not create risks that are reasonably likely to have a material adverse effect on us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding beneficial ownership of our capital stock by:

●	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our common stock;

●	each of our directors;

●	our sole Named Executive Officer; and

●	all of our current executive officers and directors as a group.

The following table is based upon information supplied by to us by our officers, directors and certain principal stockholders. We have determined beneficial ownership in accordance with the rules of the SEC. These rules generally attribute beneficial ownership of securities to persons who possess sole or shared voting power or investment power with respect to those securities. In addition, the rules include shares of common stock that the person has the right to acquire beneficial ownership within 60 days, including common stock issuable pursuant to the exercise of options that are either immediately exercisable or exercisable on or before October 13, 2018, which is 60 days after September 14, 2018. These shares are deemed to be outstanding and beneficially owned by the person holding those options for the purpose of computing the percentage ownership of that person, but they are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Unless otherwise indicated, the persons or entities identified in this table have sole voting and investment power with respect to all shares shown as beneficially owned by them, subject to applicable community property laws.

Except as otherwise noted below, the address for each person or entity listed in the table is c/o Propanc Biopharma, Inc., 302, 6 Butler Street, Camberwell, VIC, 3124 Australia.

	Common Stock Beneficially Owned		Series A Preferred Stock Beneficially Owned		Series B Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class(1)	Number of Shares Beneficially Owned	Percentage of Class(2)	Number of Shares Beneficially Owned	Percentage of Class (2)

North Horizon Pty Ltd.(3)	170,844	*	500,000	100%	-	-

James Nathanielsz(4)	456,844	*	-	-	1	100%

Julian Kenyon(5)	399,870	*	-	-	-	-

All directors and executive officers, as a group (2 persons)	856,715	*	500,000	100%	1	100%

* Represents beneficial ownership of less than one percent.

(1) Applicable percentages are based on 162,039,054 shares of our common stock outstanding as of September 14, 2018.

(2) Applicable percentages are based on 500,000 shares of our Series A Preferred Stock and 1 share of our Series B Preferred Stock outstanding as of September 14, 2018, except where the person or entity has the right to receive shares within the next 60 days, which would increase the number of shares owned by such person or entity and the number of shares outstanding.

(3) North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer, Chief Financial Officer and a director of our Company, has voting and investment power over these shares.

(4) Represents 170,844 shares of our common stock held by North Horizon Pty Ltd. and 286,000 shares of common stock issuable to Mr. Nathanielsz pursuant to his stock options currently exercisable or exercisable within 60 days of September 14, 2018.

(5) Represents 113,870 shares of our common stock held by Dr. Julian Kenyon, a director of our Company, and 286,000 shares of our common stock issuable to Dr. Kenyon pursuant to his stock options currently exercisable or exercisable within 60 days of September 14, 2018.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options		Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans

Equity Compensation Plans Not Approved by Security Holders	572,000	(1)	$7.50	-	(2)

Total	572,000	(1)	$7.50	-	(2)

(1)	On April 14, 2016, the Board of Directors of the Company granted options to purchase shares of the Corporation’s common stock to each of James Nathanielsz and Dr. Julian Kenyon. The Corporation granted 286,000 stock options at an exercise price of $7.50 per share (market value of the Company’s stock on the Grant Date), to each of Mr. Nathanielsz and Mr. Kenyon. 95,333 of such stock options vested on April 14, 2016 and expire on April 14, 2021, 95,333 of such stock options vested on April 14, 2017 (first anniversary of the Grant Date) and expire on April 14, 2021 and 95,334 of such stock options vested on April 14, 2018 (second anniversary of the Grant Date) and expire on April 14, 2021. The fair value of each of the 286,000 options at the Grant Date is $1,962,440 (aggregate total of $3,924,880).

(2)	Our CEO, James Nathanielsz and our Director, Dr. Julian Kenyon have the option under their individual employment and director agreements, respectively, to convert any accrued but unpaid salary or fees, as the case may be, into common stock of the Company at a conversion rate between par value and the closing bid price on the date of conversion to be determined by the parties.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since July 1, 2017 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described above under “Item 11. Executive Compensation.”

Effective May 5, 2016, we entered into an agreement for the lease of our principal executive offices with North Horizon Pty Ltd, of which Mr. Nathanielsz and his wife are the owners and directors. The lease has a five-year term and provides for annual rental payments of $39,600 AUD, which includes $3,600 of goods and service tax, for total payments of $198,000 AUD during the term of the lease.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been an employee of our Company since October 2015. Mrs. Nathanielsz receives an annual salary of $57,570 AUD, or $44,634 USD, and is entitled to benefits customarily expected to be provided to employees of the Company. From July 2015 until October 2015, Mrs. Nathanielsz was an independent contractor serving our Company and was paid approximately $13,632 for her services.

Employment and Director Compensation Arrangements

The relationships and related party transactions described herein are in addition to any employment and director compensation arrangements with our executive officers and directors, which are described above under “Executive Compensation — Narrative to Summary Compensation Table and Director Compensation.”

Indemnification Agreements

Our Certificate of Incorporation provides that none of our officers or directors shall be personally liable for any obligations of our Company or for any duties or obligations arising out of any acts or conduct of said officer or director performed for or on behalf of our Company, including without limitation, acts of negligence or contributory negligence. In addition, our Bylaws provide that we shall indemnify and hold harmless each person and their heirs and administrators who shall serve at any time hereafter as a director or officer of our Company from and against any and all claims, judgments and liabilities to which such persons shall become subject by reason of their having heretofore or hereafter been a director or officer of our Company, or by reason of any action alleged to have heretofore or hereafter taken or omitted to have been taken by him or her as such director or officer, and that we shall reimburse each such person for all legal and other expenses reasonably incurred by him or her in connection with any such claim, judgment or liability, including our power to defend such persons from all suits or claims as provided for under the provisions of the Delaware General Corporation Law; provided, however, that no such persons shall be indemnified against, or be reimbursed for, any expense incurred in connection with any claim or liability arising out of his (or her) own willful misconduct. In addition, we intend to enter into indemnification agreements with our directors and officers and some of our executives may have certain indemnification rights arising under their employment agreements with us. We believe that these bylaw provisions and indemnification agreements are necessary to attract and retain qualified persons as directors and officers.

The limitation of liability and indemnification provisions in our Certificate of Incorporation may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duties. They may also reduce the likelihood of derivative litigation against our directors and officers, even though an action, if successful, might benefit us and our stockholders. A stockholder’s investment may be harmed to the extent we pay the costs of settlement and damage awards against directors and officers pursuant to these indemnification provisions.

Policies and Procedures for Transactions with Related Persons

We intend to adopt a written related-person transactions policy that will set forth our policies and procedures regarding the identification, review, consideration and oversight of “related-person transactions.” For purposes of this policy only, a “related-person transaction” shall be a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we and any “related person” are participants involving an amount that exceeds $120,000.

Director Independence

Our board of directors has reviewed the independence of our directors and has determined that none of our directors qualifies as an independent director pursuant to Rule 5605(a)(2) of Nasdaq and applicable SEC rules and regulations. In making this determination, our board of directors considered the relationships that each of our directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence.

Item 14. Principal Accounting Fees and Services.

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided and fees charged by Salberg & Company, P.A. in fiscal years ended June 30, 2018 and 2017 were approved by the Board of Directors. The following table shows the fees for the fiscal years ended June 30, 2018 and 2017:

	2018	2017
Audit Fees (1)	$54,400	$53,100
Audit Related Fees (2)	$300	$3,900
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$54,700	$57,000

(1) Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.

(2) Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3) Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2018 and 2017 fiscal years.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2018 and 2017.

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

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during the fiscal years ended June 30, 2018 and 2017 were reviewed and approved by our Board before the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, dated November 11, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, dated July 9, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of January 23, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

4.1	Certificate of Designation of Series A Preferred Stock of the Company, dated December 2, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

4.2	Certificate of Designation of Series B Preferred Stock of the Company, dated June 16, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

4.3	Debenture issued to Delafield Investments Limited (“Delafield”), dated October 28, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 3, 2015).

4.4	Five Month Common Stock Purchase Warrant issued to Delafield, dated August 3, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 4, 2016).

4.5	Common Stock Purchase Warrant issued to Delafield, dated August 3, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 4, 2016).

4.6	Debenture issued to Delafield, dated September 15, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 16, 2016).

4.7	8% Convertible Redeemable Junior Subordinated Note due October 31, 2017 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2016).

4.8	8% Convertible Redeemable Junior Subordinated Back End Note due October 31, 2107 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2016).

4.9	10% per Annum, $250,000 Junior Subordinated Convertible Note (Note #1) issued to Regal Consulting (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 23, 2016).

4.10	10% per Annum, $250,000 Junior Subordinated Convertible Note (Note #2) issued to Regal Consulting (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 23, 2016).

4.11	8% Convertible Redeemable Promissory Note due December 2, 2018 issued to Delafield Limited Investments (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.12	Common Stock Purchase Warrant to Delafield Limited Investments, dated December 2, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.13	8% Convertible Redeemable Junior Subordinated Promissory Note due December 21, 2017 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

4.14	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due December 21, 2017 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

4.15	8% Convertible Redeemable Junior Subordinated Promissory Note due January 27, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2017).

4.16	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due January 27, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 3, 2017).

4.17	8% Convertible Redeemable Junior Subordinated Note due March 1, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.3 to the Company’ Quarterly Report on Form 10-Q filed on May 8, 2017).

4.18	8% Convertible Redeemable Junior Subordinated Note (Back End Note) due March 1, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017).

4.19	8% Convertible Redeemable Junior Subordinated Promissory Note due May 17, 2018, issued to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017).

4.20	8% Convertible Redeemable Junior Subordinated Promissory Note due September 12, 2018 issued to GS Capital, LLC (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

4.21	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due September 12, 2018 issued to GS Capital, LLC (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

4.22	8% Convertible Redeemable Junior Subordinated Note due October 25, 2018 issued to Eagle Equities, LLC, dated November 3, 2017 (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

4.23	8% Convertible Redeemable Junior Subordinated Back End Note due October 25, 2018 issued to Eagle Equities, LLC, dated November 3, 2017 (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

4.24	Collateralized Secured Promissory Note (Bank End Note) due June 25, 2018 (incorporated by reference to Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

4.25	8% Convertible Redeemable Note due December 29, 2018 issued to Eagle Equities, LLC, dated December 29, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

4.26	8% Convertible Redeemable Note due January 22, 2019 issued to Power Up Lending Group LTD., dated January 22, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

4.27	8% Convertible Redeemable Note due March 21, 2019 issued to GS Capital Partners, LLC, dated March 21, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

4.28	8% Convertible Redeemable Back End Note due March 21, 2019 issued to GS Capital Partners, LLC, dated March 21, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

4.29	Collateralized Secured Promissory Note due November 23, 2018 issued to GS Capital Partners, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

4.30	8% Convertible Redeemable Note due April 13, 2019 issued to GS Capital Partners, LLC, dated April 13, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

4.31	8% Convertible Redeemable Back End Note due April 13, 2019 issued to GS Capital Partners, LLC, dated April 13, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

4.32	Collateralized Secured Promissory Note due December 13, 2018 issued to GS Capital Partners, LLC, dated April 13, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

4.33	8% Convertible Redeemable Note due June 14, 2019 issued to Eagle Equities, LLC, dated June 14, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 20, 2018).

4.34	8% Convertible Redeemable Note due June 26, 2019 issued to JSJ Investments Inc., dated June 26, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018).

4.35	Securities Purchase Agreement by and between the Company and Coventry Enterprises, LLC, dated as of June 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.36	8% Convertible Redeemable Note due June 29, 2019 issued to Coventry Enterprises, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.37	8% Convertible Redeemable Back End Note due June 29, 2019 issued to Coventry Enterprises, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.38	Collateralized Secured Promissory Note due February 29, 2019 issued to Coventry Enterprises, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.39	8% Convertible Redeemable Note due July 13, 2019 issued to Eagle Equities, LLC, dated July 13, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2018).

4.40	8% Convertible Redeemable Note due August 28, 2019 issued to Power Up Lending Group Ltd., dated August 28, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

4.41	8% Convertible Redeemable Note due August 29, 2019 issued to Eagle Equities, LLC, dated August 29, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

10.1	Debt Settlement Agreement between the Company and James Nathanielsz, dated February 4, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.2	Debt Settlement Agreement between the Company and Julian Kenyon, dated February 4, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.3	Securities Purchase Agreement between the Company and Delafield, dated October 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2015).

10.4	Registration Rights Agreement between the Company and Delafield, dated October 28, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2015).

10.5	Security Agreement between the Company, all of the Subsidiaries of the Company and Delafield, dated October 28, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 3, 2015).

10.6	Addendum, dated March 11, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 11, 2016).

10.7†	Employment Agreement entered into as of February 25, 2015 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.8†	Director Agreement entered into as of February 25, 2015 by and between Julian Kenyon and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.9†	Form of Scientific Advisory Board Member Agreement, incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on March 25, 2016.

10.10†	Amendment No. 1 to Employment Agreement entered into as of April 14, 2016 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016).

10.11†*	Amendment No. 2 to Employment Agreement entered into as of September 25, 2017 by and between James Nathanielsz and the Company.*

10.12	Letter Agreement by and between the Company and Delafield, dated July 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2016).

10.13	Letter Agreement by and between the Company and Delafield, dated August 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2016).

10.14	Manufacturing Services Agreement by and between Q-Biologicals NV (now Amatsigroup NV) and the Company, dated August 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.15	Quality Assurance Agreement by and between Q-Biologicals NV (now Amatsigroup NV) and the Company dated August 12, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.16	Additional Issuance Agreement between the Company and Delafield, dated September 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2016).

85

10.17

Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of October 31, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2016).

10.18	Consulting Agreement between the Company and Regal Consulting, LLC, dated November 18, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2016).

10.19	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of December 21, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

10.20	Letter Agreement dated as of December 2, 2016 between the Company and Delafield (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

10.21	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated December 21, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

10.22	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated January 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2017).

10.23	Letter Agreement dated as of March 10, 2017 between the Company and Delafield (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2017).

10.24	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated March 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017).

10.25	Securities Purchase Agreement by and between the Company and GS Capital Partners, LLC, dated as of May 17, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017).

10.26	Securities Purchase Agreement by and between the Company and GS Capital Partners, LLC, dated as of September 12, 2017 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

10.27	Letter Agreement dated September 30, 2017 between the Company and Delafield Investments Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2017).

10.28	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of October 25, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

10.29	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of December 29, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

10.30	Securities Purchase Agreement by and between the Company and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

10.31	Securities Purchase Agreement by and between the Company and GS Capital Partners, LLC, dated as of March 23, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

10.32	Securities Purchase Agreement by and between the Company and GS Capital Partners, LLC, dated as of April 13, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

10.33	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of June 14, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2018).

10.34	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of July 13, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2018).

10.35	Securities Purchase Agreement by and between the Company and Power Up Lending Group Ltd., dated August 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

10.36	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated August 29, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

21.1*	List of subsidiaries of the Company.

31.1*	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document.

101. SCH*	XBRL Taxonomy Extension Schema Document.

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: September 17, 2018	By:	/s/ James Nathanielsz
James Nathanielsz
Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Nathanielsz	Chief Executive Officer,	September 17, 2018
James Nathanielsz	Chief Financial Officer and Director

/s/ Julian Kenyon	Director
Julian Kenyon		September 17, 2018

