Form 10-Q
period 2018-09-30
Propanc Biopharma, Inc.
filed 2018-11-13
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-54878

PROPANC BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0662986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

302, 6 Butler Street

Camberwell, VIC, 3124 Australia

(Address of principal executive offices)(Zip Code)

61 03 9882 6723

(Registrant’s telephone number, including area code)

n/a

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 9, 2018, there were 204,183,564 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

3

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	June 30, 2018
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$38,914	$19,921
GST tax receivable	1,699	6,257
Prepaid expenses and other current assets	32,418	34,712

TOTAL CURRENT ASSETS	73,031	60,890

Security deposit - related party	2,171	2,220
Property and equipment, net	7,573	8,277

TOTAL ASSETS	$82,775	$71,387

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,134,120	$1,157,369
Accrued expenses and other payables	360,610	364,404
Convertible notes and related accrued interest, net of discounts and premiums	3,758,891	4,699,299
Embedded conversion option liabilities	157,377	371,532
Due to director - related party	32,182	32,898
Loans from directors and officer - related parties	53,561	54,753
Employee benefit liability	144,078	143,052

TOTAL CURRENT LIABILITIES	5,640,819	6,823,307

Commitments and Contingencies (See Note 7)

STOCKHOLDERS' DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	5,000	5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 and 1 share issued and outstanding as of September 30, 2018 and June 30, 2018, respectively	-	-
Common stock, $0.001 par value; 4,000,000,000 shares authorized; 175,583,971 and 46,429,423 shares issued; 175,559,493 and 46,404,945 outstanding as of September 30, 2018 and June 30, 2018, respectively	175,584	46,429
Additional paid-in capital	41,081,318	38,167,877
Accumulated other comprehensive income (loss)	634,145	357,929
Accumulated deficit	(47,407,614)	(45,282,678)
Treasury stock (24,478 shares)	(46,477)	(46,477)

TOTAL STOCKHOLDERS' DEFICIT	(5,558,044)	(6,751,920)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$82,775	$71,387

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,
	2018	2017

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	384,600	631,406
Occupancy expenses	8,078	8,830
Research and development	56,193	563,739
TOTAL OPERATING EXPENSES	448,871	1,203,975

LOSS FROM OPERATIONS	(448,871)	(1,203,975)

OTHER INCOME (EXPENSE)
Interest expense	(624,538)	(892,432)
Interest income	4	28
Change in fair value of derivative liabilities	(1,971,116)	30,274
Gain on debt settlements, net	14,421	8,570
Gain on extinguishment of debt, net	1,185,871	-
Foreign currency transaction gain (loss)	(280,707)	133,792
TOTAL OTHER INCOME (EXPENSE)	(1,676,065)	(719,768)

LOSS BEFORE TAXES	(2,124,936)	(1,923,743)

TAX BENEFIT	-	-

NET LOSS	$(2,124,936)	$(1,923,743)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.36)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	112,482,281	5,285,552

NET LOSS	$(2,124,936)	$(1,923,743)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	276,216	(189,593)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	276,216	(189,593)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,848,720)	$(2,113,336)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,124,936)	$(1,923,743)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	-	39,844
Issuance of convertible promissory notes for services	-	310,000
(Gain) loss on settlements, net	(14,421)	8,570
Foreign currency transaction loss (gain)	280,707	(133,792)
Depreciation expense	529	571
Amortization of debt discounts	217,928	214,472
Change in fair value of derivative liabilities	1,971,116	(30,274)
Gain on extinguishment of debt	(1,185,871)	-
Stock option expense	-	164,881
Accretion of put premium	343,771	609,796
Changes in Assets and Liabilities:
GST receivable	4,469	1,151
Prepaid expenses and other assets	2,102	4,962
Accounts payable	16,378	105,424
Employee benefit liability	4,183	6,161
Accrued expenses	4,179	(231,854)
Accrued interest	60,670	68,163
NET CASH USED IN OPERATING ACTIVITIES	(419,196)	(785,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	533,389	894,000
Repayments of convertible promissory notes	(53,000)	-
Proceeds from the exercise of warrants	30	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	480,419	894,000

Effect of exchange rate changes on cash	(42,230)	(34,810)

NET INCREASE IN CASH	18,993	73,522

CASH AT BEGINNING OF PERIOD	19,921	69,043
CASH AT END OF PERIOD	$38,914	$142,565

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$-	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$600,209	$128,333
Conversion of convertible notes and accrued interest to common stock	$1,413,318	$484,506
Discounts related to derivative liability	$50,000	$310,000

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

Propanc Biopharma, Inc. (the “Company,” “we,” “us” or “our”) was originally incorporated in Melbourne, Victoria Australia on October 15, 2007 as Propanc PTY LTD, and continues to be based in Camberwell, Victoria Australia. Since its inception, substantially all of the operations of the Company have been focused on the development of new cancer treatments targeting high-risk patients, particularly cancer survivors, who need a follow-up, non-toxic, long-term therapy designed to prevent the cancer from returning and spreading. The Company anticipates establishing global markets for its technologies. Our lead product candidate, which we refer to as PRP, is an enhanced pro-enzyme formulation designed to enhance the anti-cancer effects of multiple enzymes acting synergistically. It is currently in the preclinical phase of development.

On November 23, 2010, the Company was incorporated in the state of Delaware as Propanc Health Group Corporation. In January 2011, to reorganize the Company, we acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making it a wholly-owned subsidiary of the Company.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of September 30, 2018, there has been no activity within this entity.

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

In 2016 and 2017 we filed other patent applications, as indicated below. Three applications were filed under the Patent Cooperation Treaty (the “PCT”). The PCT assists applicants in seeking patent protection by filing one international patent application under the PCT, which allows the applicants to seek protection for an invention in over 150 countries. Once national or regional applications are filed, the application is placed under the control of the national or regional patent offices, as applicable, in what is called the national or regional phase. One PCT application, filed in November 2016, entered the national phase in July 2018 in each of the countries listed in the table below. A second application filed in January 2017 entered the national phase commencing July, 2018 and a third application also entered the national phase in October, 2018.

No.	Title	Country	Case Status	Date Filed
1.	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic reduction agent.	USA, Europe, Australia, China, Japan, Indonesia, Israel, New Zealand, Malaysia, Singapore, South Africa and Mexico Republic of Korea and Malaysia	Granted Accepted	Oct-22-2010

		Brazil, Canada, Hong Kong and India	Under Examination Divisional applications filed and under examination in USA, Mexico, China and Europe

2.	Proenzyme composition	Australia, Canada, China, Europe, India, Indonesia, Israel, Japan, Malaysia, New Zealand, Singapore, South Africa and USA	Application filed and pending	Nov-11-2016

3.	Cancer Treatment	Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Malaysia, New Zealand, Singapore and USA	Application filed and pending	Jan-27-2017

4.	Composition of proenzymes for cancer treatment	Australia, China, Europe, Japan, Hong Kong and USA	Application filed and pending	Apr-12-2017

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

The Company hopes to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer by filing additional patent applications as it advances its lead product candidate, PRP, through various stages of development.

Increase in Authorized Common Stock

On September 21, 2018, the Company filed a Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 400,000,000 to 4,000,000,000, which was approved by the Company’s board of directors and holders of a majority of the Company’s voting stock on August 28, 2018.

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended September 30, 2018 and 2017 and cash flows for the three months ended September 30, 2018 and 2017 and our financial position at September 30, 2018 have been made. The Company’s results of operations for the three months ended September 30, 2018 are not necessarily indicative of the operating results to be expected for the full year.

Reference is frequently made herein to the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”). This is the source of authoritative US GAAP recognized by the FASB to be applied to non-governmental entities. Each ASC reference in this Quarterly Report is presented with a three-digit number, which represents its Topic. As necessary for explanation and as applicable, an ASC topic may be followed with a two-digit subtopic, a two-digit section or a two-or-three-digit paragraph.

Certain information and disclosures normally included in the notes to the Company’s annual audited consolidated financial statements have been condensed or omitted from the Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2018. The June 30, 2018 balance sheet is derived from those statements.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive subsidiary at September 30, 2018.

Use of Estimates

The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the estimates of useful lives for depreciation, valuation of derivatives, valuation of beneficial conversion features on convertible debt, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the valuation allowance on deferred tax assets and foreign currency translation due to certain average exchange rates applied in lieu of spot rates on transaction dates.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

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

As of September 30, 2018 and June 30, 2018, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2018	June 30, 2018
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.7238	0.7399

Average exchange rate for the period
USD : AUD exchange rate	0.7315	0.7753

The exchange rates used to translate amounts in AUD into USD for the period ended September 30, 2017 are: 0.0785 as of the balance sheet date and 0.7899 average exchange rate for that period.

Change in Accumulated Other Comprehensive Income (Loss) by component during the three months ended September 30, 2018 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2018	$357,929
Foreign currency translation gain	276,216
Ending balance, September 30, 2018	$634,145

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

Also see Note 10 - Derivative Financial Instruments and Fair Value Measurements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of September 30, 2018 or June 30, 2018.

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

As of September 30, 2018 and June 30, 2018, the Company was owed $1,699 and $6,257, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the three months ended September 30, 2018 and 2017 were $56,193 and $563,739, respectively.

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. As of September 30, 2018, there were 133,517 warrants outstanding, 572,000 stock options and 18 convertible notes payable, which notes are convertible into 63,170,664 shares of the Company’s common stock. Each holder of the notes has agreed to a 4.99% beneficial ownership conversion limitation, and each note may not be converted during the first six-month period from the date of issuance. Such securities are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

Recently Adopted Accounting Pronouncements

Certain FASB Accounting Standard Updates (“ASU”) that are not effective until after September 30, 2018 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations. The Company is evaluating or has implemented the following at September 30, 2018:

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

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

ASU No 2016-18 – In November 2016, the FASB issue ASU No. 2016-18, Statement of Cash Flows (Topic 230) Restricted Cash (ASU 2016-18), requiring restricted cash and cash equivalents to be included with cash and cash equivalents of the statement of cash flows. The new standard is effective for fiscal years, and interim periods with those year, beginning December 15, 2017, with early adoption permitted. The Company adopted this new ASU at July 1, 2018 with no material impact on its consolidated financial statements.

ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02: “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use asset and a lease liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company does not anticipate this ASU to have a material impact on its consolidated financial statements.

ASU 2014-09 - In May 2014, the FASB issued ASU No. 2014-09: “Revenue from Contracts with Customers (Topic 606)” which requires that an entity recognize revenue to depict the transfer of promised goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. Since the issuance of the original standard, the FASB has issued several updates to the standard which (i) clarify the application of the principal versus agent guidance; (ii) clarify the guidance relating to performance obligations and licensing; (iii) clarify assessment of the collectability criterion, presentation of sales taxes, measurement date for non-cash consideration and completed contracts at transaction; and (iv) clarify narrow aspects of ASC 606 or corrects unintended application of the guidance. The new revenue recognition standard, amended by the updates, becomes effective in the first quarter of fiscal 2019 and is to be applied retrospectively using one of two prescribed methods. The Company adopted this new standard effective July 1, 2018.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the three months ended September 30, 2018, the Company had no revenues, had a net loss of $2,124,936 and had net cash used in operations of $419,196. Additionally, as of September 30, 2018, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $5,567,788, $5,558,044 and $47,407,614, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, acceptance of the Company’s patent applications, obtaining additional sources of suitable and adequate financing and ultimately achieving a level of sales adequate to support the Company’s cost structure and business plan. The Company’s ability to continue as a going concern is also dependent on its ability to further develop and execute on its business plan. However, there can be no assurances that any or all of these endeavors will be successful.

NOTE 3 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to director - related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at September 30, 2018 and June 30, 2018 is $32,182 and $32,898, respectively. The Company plans to repay the notes as its cash resources allow.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

NOTE 4 – LOANS AND NOTES PAYABLE

Loans from Directors and Officer - Related Parties

Loans from the Company’s directors and officer at September 30, 2018 and June 30, 2018 were $53,561 and $54,753, respectively. The loans bear no interest and are all payable on demand. The Company did not repay any amount on these loans during the three months ended September 30, 2018.

NOTE 5 – CONVERTIBLE NOTES

The Company’s convertible notes outstanding at September 30, 2018 were as follows:

Convertible notes and debenture	$2,301,685
Unamortized discounts	(139,055)
Accrued interest	121,533
Premiums	1,474,728
Convertible notes, net	$3,758,891

Eagle Equities Financing Agreements

December 12, 2016 Securities Purchase Agreement

On December 12, 2016, the Company entered into a Securities Purchase Agreement, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $100,000. The first note (the “December 12 Note”) was funded with cash and the second note (the “December 12 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “December 12 Note Receivable”). The terms of the December 12 Eagle Back-End Note require cash funding prior to any conversion thereunder. The December 12 Note Receivable is due December 12, 2017, unless certain conditions are not met, in which case both the December 12 Eagle Back-End Note and the December 12 Note Receivable may both be cancelled. Both the December 12 Note and the December 12 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the December 12 Note and the December 12 Eagle Back-End Note are convertible into the Company’s common stock at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On April 11, 2017, the Company received payment of the December 12 Note Receivable in the amount of $100,000 that offset the December Eagle Back-End Note. Proceeds from the Note Receivable of $5,000 were paid directly to legal fees resulting in net cash proceeds of $95,000 received by the Company. As a result, the December 12 Eagle Back-End Note is now convertible. The December 12 Note and the December 12 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $66,667 as each of the notes were funded. As of June 30, 2018, the outstanding principal under the December 12 Note along with $8,296 of accrued interest was fully converted into shares of the Company’s common stock. The Company has recorded $11,792 of accrued interest on the December 12 Eagle Back-End Note as of September 30, 2018 and total principal outstanding on the December 12 Eagle Back-End Note as of September 30, 2018 was $100,000. The December 12 Eagle Back-End Note matured on December 12, 2017. The Company is currently in discussions with Eagle Equities to extend the maturity date.

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

January 27, 2017 Securities Purchase Agreement

On January 27, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $230,000. The first note (the “January 2017 Eagle Note”) was funded with cash and the second note (the “January 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “January 2017 Eagle Note Receivable”). The terms of the January 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The January 2017 Eagle Note Receivable is due September 27, 2017, unless certain conditions are not met, in which case both the January 2017 Eagle Back-End Note and the January 2017 Eagle Note Receivable may both be cancelled. Both the January 2017 Eagle Note and the January 2017 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the January 2017 Eagle Note and the January 2017 Eagle Back-End Note are convertible into common stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On May 4, 2017, the Company received a partial payment of the January 2017 Note Receivable in the amount of $40,000 and on June 3, 2017 the balance of $190,000 was funded, of which $11,250 was paid directly to legal fees. As a result, the January 2017 Eagle Back-End Note is now convertible. The January 2017 Eagle Note and the January 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company is recording a put premium of $153,333 as each of the notes were funded. As of June 30, 2018, the outstanding principal under the January 2017 Eagle Note along with $14,988 of accrued interest was fully converted. The Company has recorded $20,197 of accrued interest as of September 30, 2018 for the January 2017 Eagle Back-End and total principal outstanding under the January 2017 Eagle Back-End Note as of September 30, 2018 was $230,000. The January 2017 Eagle Back-End Note matured on January 27, 2018. The Company is currently in discussions with Eagle Equities to extend the maturity date.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

March 1, 2017 Securities Purchase Agreement

On March 1, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $220,500. The first note (the “March 2017 Eagle Note”) was funded with cash and the second note (the “March 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “March 2017 Eagle Note Receivable”). The terms of the March 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. Both the March 2017 Eagle Note and the March 2017 Eagle Back-End Note had a maturity date of March 1, 2018, upon which any outstanding principal and interest was due and payable. The outstanding principal amounts plus accrued interest under both the March 2017 Eagle Note and the March 2017 Eagle Back-End Note are convertible into shares of common stock, of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On July 5, 2017, the Company received payment of the March 2017 Eagle Note Receivable in the amount of $220,500 that offset the March 2017 Eagle Back-End Note. Proceeds from the March 2017 Eagle Note Receivable of $10,500 were paid directly to legal fees resulting in net cash proceeds of $210,000 received by the Company. As a result, the March 2017 Eagle Back-End Note then became now convertible. The March 2017 Eagle Note and the March 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $147,000 as each of the notes were funded. As of June 30, 2018, the outstanding principal balance under the March 2017 Eagle Note along with $20,061 of accrued interest was fully converted. As of September 30, 2018, the outstanding balance of $220,500 under the March 2017 Back-End Note along with $18,625 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) and the repayment resulting in a full reduction of the put premium.

August 9, 2017 Securities Purchase Agreement

On August 9, 2017, the Company entered into a Securities Purchase Agreement dated as of August 8, 2017, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $200,000. The first note (the “August 2017 Eagle Note”) was funded with cash and the second note (the “August 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “August 2017 Eagle Note Receivable”). The terms of the August 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The August 2017 Eagle Note Receivable is due August 8, 2018, unless certain conditions are not met, in which case both the August 2017 Eagle Back-End Note and the August 2017 Eagle Note Receivable may both be cancelled. Both the August 2017 Eagle Note and the August 2017 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the August 2017 Eagle Note and the August 2017 Eagle Back-End Note are convertible into common stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On September 14, 2017, the Company received payment of the August 2017 Eagle Note Receivable in the amount of $200,000 that offset the August 2017 Eagle Back-End Note. Proceeds from the August 2017 Eagle Note Receivable of $10,000 were paid directly to legal fees resulting in net cash proceeds of $190,000 received by the Company. As a result, the August 2017 Eagle Back-End Note is now convertible. The August 2017 Eagle Note and the August 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $133,333 as each of the notes were funded. As of June 30, 2018 $120,000 of principal under the August 2017 Eagle Note along with $5,273 in interest was converted. The Company has recorded $3,523 of accrued interest as of September 30, 2018 for the August 2017 Eagle Note and total principal outstanding as of September 30, 2018 was $24,000 as an additional $56,000 was converted during the three months ended September 30, 2018 (see Note 6 – Stockholders’ Deficit). As of September 30, 2018, The Company has recorded $16,745 of accrued interest as of September 30, 2018 for the August 2017 Eagle Back-End Note and total principal outstanding as of September 30, 2018 under the August 2017 Eagle Back-End Note was $200,000. The Company is currently in discussions with Eagle Equities to extend the maturity dates.

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

October 25, 2017 Securities Purchase Agreement

On November 3, 2017, the Company entered into a Securities Purchase Agreement dated as of October 25, 2017, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $200,000. The first note (the “October 2017 Eagle Note”) was funded with cash and the second note (the “October 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “October 2017 Eagle Note Receivable”). The terms of the October 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The October 2017 Eagle Note Receivable is due June 25, 2018, unless certain conditions are not met, in which case both the October 2017 Eagle Back-End Note and the October 2017 Eagle Note Receivable may both be cancelled. Both the October 2017 Eagle Note and the October 2017 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the October 2017 Eagle Note and the October 2017 Eagle Back-End Note are convertible into common stock, par value $0.001 of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On December 6, 2017, the Company received payment of the October 2017 Eagle Note Receivable in the amount of $200,000 that offset the October 2017 Eagle Back-End Note. Proceeds from the October 2017 Eagle Note Receivable of $10,000 were paid directly to legal fees resulting in net cash proceeds of $190,000 received by the Company. As a result, the October 2017 Eagle Back-End Note is now convertible. The October 2017 Eagle Note and the October 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $133,333 as each of the notes were funded. As of September 30, 2018, the outstanding principal balance under the October 2017 Eagle Note along with $14,261 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) and the repayment resulting in a full reduction of the put premium. The Company has recorded $8,141 of accrued interest as of September 30, 2018 for the October 2017 Eagle Back-End Note and total principal outstanding as of September 30, 2018 under the October 2017 Eagle Back-End Note was $125,000 as $75,000 was converted during the three months ended September 30, 2018 (see Note 6 – Stockholders’ Deficit). As of the date of filing, the remaining $200,000 balance of the October 2017 Eagle Back-End Note and accrued interest of $8,500 have been fully converted (see Note 6 – Stockholders’ Deficit).

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

The December 2017 Eagle Note contains an original issue discount of $25,354 such that the purchase price was $507,081. The maturity date of the December 2017 Eagle Note is December 29, 2018. The December 2017 Eagle Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time. The Company has recorded $31,742 of accrued interest as of September 30, 2018 for the December 2017 Eagle Note and total principal outstanding as of September 30, 2018 under the December 2017 Eagle Note was $532,435.

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

June 14, 2018 Securities Purchase Agreement

Effective June 14, 2018, the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “June 2018 Eagle Note”) from the Company in the aggregate principal amount of $105,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities any time after the six-month anniversary of the June 2018 Eagle Note. The transactions contemplated by the Purchase Agreement closed on June 19, 2018. Pursuant to the terms of the Purchase Agreement, Eagle Equities deducted $5,000 from the principal payment due under the June 2018 Eagle Note, at the time of closing, to be applied to its legal expenses.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

The maturity date of the June 2018 Eagle Note is June 14, 2019. The June 2018 Eagle Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the June 2018 Eagle Note.

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the June 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock as reported on the OTC quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities. However, in the event that the Company’s common stock is restricted by the Depository Trust Company (“DTC”) for any reason, the Conversion Price shall be lowered to 50% of the lowest closing bid price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least four times the number of shares issuable upon conversion of the Note for at least 60 days after the issuance of the Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The June 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $70,000 put premium. The Company has recorded $2,485 of accrued interest and the total principal outstanding under the June 2018 Eagle Note was $105,000 as of September 30, 2018.

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

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the July 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion, subject to adjustment in certain events. Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The July 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $50,000 put premium. The Company has recorded $1,299 of accrued interest and the total principal outstanding under the July 2018 Eagle Note was $75,000 as of September 30, 2018. The July 2018 Eagle Note may be prepaid by the Company with certain penalties until January 9, 2019.

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

The maturity date of the August 29, 2018 Eagle Note is August 2019. The August 2018 Eagle Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the August 2018 Eagle Note.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the August 2018 Eagle Note, at any time, into shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the DTC for any reason, the Conversion Price shall be lowered to 50% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least four times the number of shares issuable upon conversion of the August 2018 Eagle Note for at least 60 days after the issuance of the August 28, 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The August 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $70,000 put premium. The Company has recorded $759 of accrued interest and the total principal outstanding under the August 2018 Eagle Note was $105,000 as of September 30, 2018. The August 2018 Eagle Note may be prepaid by the Company until February 25, 2019.

Upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum or at the highest rate permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above Eagle Equities financing agreements, specifically the December 12, 2016, the January 27, 2017, the March 1, 2017, the August 9, 2017, the October 25, 2017, the December 29, 2017, the June 14, 2018, the July 13, 2018 and the August 29, 2018 agreements was $1,496,435 as of September 30, 2018 and accrued interest totaled $101,199.

GS Capital Financing Agreements

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

As of June 30, 2018, the outstanding principal under the July 2017 GS Note and $8,169 of accrued interest was fully converted into shares of the Company’s common stock. As of June 30, 2018, $125,000 of principal under the July 2017 GS Back-End Note along with $3,420 in interest was converted. As of September 30, 2018, the remaining outstanding principal balance of $35,000 under the July 2017 GS Back-End Note along with $1,281 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) and the repayment resulting in a full reduction of the put premium.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

As of June 30, 2018, $30,000 of principal under the September 2017 GS Note along with $1,289 in interest was converted. As of September 30, 2018, the remaining outstanding principal balance of $130,000 under the September 2017 GS Note along with $9,177 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) and the repayment resulting in a full reduction of the put premium. As of September 30, 2018, the outstanding principal balance of $160,000 under the September 2017 GS Back-End note along with $6,975 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) and the repayment resulting in a full reduction of the put premium.

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

As of September 30, 2018, the outstanding principal balance of $106,000 under the March 2018 GS Back-End note along with $2,765 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) and the repayment resulting in a full reduction of the put premium. The Company has recorded $4,391 of accrued interest as of September 30, 2018 for the March 2018 GS Back-End Note. Total principal outstanding under the March 2018 GS Back-End Note as of September 30, 2018 was $106,000. The March 2018 GS Back-End Note may not be prepaid by the Company.

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

Both the April 2018 GS Note and the April 2018 GS Back-End Note mature on April 13, 2019, upon which any outstanding principal and interest thereon is due and payable. The amounts cash funded plus accrued interest under both the April 2018 GS Note and the April 2018 GS Back-End Note are convertibles into shares of the Company’s common stock, at any time after October 13, 2018, at a conversion price for each share of common stock equal to 61% of the lowest closing bid price of the Company’s common stock for the ten prior trading days including the day upon which a notice of conversion is received by the Company from GS Capital, subject to adjustment in certain events. On September 12, 2018, the Company received payment of the April 2018 GS Note Receivable in the amount of $150,000 that offset the March 2018 GS Back-End Note. Proceeds from the March 2018 GS Note Receivable of $7,500 were paid directly to legal fees resulting in net cash proceeds of $142,500 received by the Company. Both the April 2018 GS Note and the April 2018 GS Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a $95,902 put premium as each of the notes were funded.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

The Company has recorded $5,589 of accrued interest as of September 30, 2018 for the April 2018 GS Note. Total principal outstanding under the April 2018 GS Note as of September 30, 2018 was $150,000. The Company has recorded $629 of accrued interest as of September 30, 2018 for the April 2018 GS Back-End Note. Total principal outstanding under the April 2018 GS Back-End Note as of September 30, 2018 was $150,000. The April 2018 GS Note may be prepaid until 180 days from the issuance date with certain penalties. The April 2018 GS Back-End Note may not be prepaid. The Company has reserved 7,684,000 shares of its common stock for conversions under the April 2018 GS Note.

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

The total principal amount outstanding under the above GS Capital financing agreements, specifically the July 24, 2017, the September 21, 2017, the March 23, 2018 and the April 13, 2018 agreements, was $406,000 as of September 30, 2018 and accrued interest thereunder totaled $10,605.

Regal Consulting Agreements

August 10, 2017 Consulting Agreement

On August 10, 2017, the Company entered into an agreement, retroactive to May 16, 2017, with the Consultant, pursuant to which the Consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 junior subordinated convertible note. The note accrues interest at a rate of 10% per annum and is convertible into common stock at the lesser of $1.50 or 65% of the three lowest trades in the ten trading days prior to the conversion. The note was fully earned upon signing the agreement and matures on August 10, 2019. This note may not be prepaid without the written consent of the Consultant. The Company accrued $155,000 related to this expense at June 30, 2017 and recorded the remaining $155,000 related to this expense in fiscal 2018. Upon an event of default, principal and accrued interest will become immediately due and payable under the Consulting Note. Additionally, upon an event of default the note would accrue interest at a default interest rate of 18% per annum or the highest rate of interest permitted by law. The agreement had a three-month term and expired on August 16, 2017. An aggregate total of $578,212 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the year ended June 30, 2018, the consultant converted $140,000 of principal and $10,764 of interest. During the three months ended September 30, 2018, the Company converted an additional $161,000 of principal and $19,418 of interest (see Note 6 – Stockholders’ Deficit), such that the remaining principal outstanding and accrued interest under this note as of September 30, 2018 was $9,000 and $2,731, respectively.

Power Up Lending Group Financing Agreements

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

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

During the three months ended September 30, 2018, the outstanding principal balance of $153,000 along with $6,120 of accrued interest was converted into shares of the Company’s common stock (See Note 6 – Stockholders’ Deficit).

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

The Company has recorded $1,243 of accrued interest as of September 30, 2018 for the May 2018 Power Up Note. Total principal outstanding under the May 2018 Power Up Note as of September 30, 2018 was $53,000.

August 28, 2018 Securities Purchase Agreement

On August 28, 2018, the Company entered into a securities purchase agreement with Power Up, pursuant to which Power Up purchased a convertible promissory note (the “August 2018 Power Up Note”) from the Company in the aggregate principal amount of $53,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Power Up. The Company received payment on August 29, 2018 in the amount of $53,000, of which $2,500 was paid directly toward legal fees and $500 to Power Up for due diligence fees resulting in net cash proceeds of $50,000.

The maturity date of the August 2018 Power Up Note is August 28, 2019 (the “Maturity Date”). The August 2018 Power Up Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of the Company’s common stock, but shall not be payable until the August 2018 Power Up Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment, as described below.

Additionally, Power Up has the option to convert all or any amount of the principal face amount of the August 2018 Power Up Note, starting on February 24, 2019 at a conversion price of shall be $0.065, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $0.10, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $0.065. In the event Market Price is less than $0.10, the conversion price shall be the Variable Conversion Price. As defined in the May 2018 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. An aggregate total of $396,380 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10 - Derivative Financial Instruments and Fair Value Measurements). The August 2018 Power Up Note may be prepaid by the Company until 180 days from the issuance date.

Upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum. In the event that the Company fails to deliver to Power Up shares of common stock issuable upon conversion of principal or interest under the August 2018 Power Up Note within three business days of a notice of conversion by Power Up, the Company shall incur a penalty of $500, provided, however, that such fee shall not be due if the failure to deliver the shares is a result of a third party such as the transfer agent.

The Company has recorded $395 of accrued interest as of September 30, 2018 for the August 2018 Power Up Note. Total principal outstanding under the August 2018 Power Up Note as of September 30, 2018 was $53,000.

The total principal amount outstanding under the above Power Up financing agreements, specifically the July 24, 2017, the January 22, 2018, the March 5, 2018, the May 15, 2018 and the August 28, 2018 agreements, was $106,000 as of September 30, 2018 and accrued interest thereunder totaled $1,638.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

JSJ Investments, Inc. Financing Agreement

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

The Company has recorded $2,402 of accrued interest as of September 30, 2018 for the June 2018 JSJ Note. Total principal outstanding under the June 2018 JSJ Note as of September 30, 2018 was $113,000.

Coventry Enterprises, LLC Financing Agreement

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

The purchase price of $100,000 of the first note (the “July 2018 Coventry Note”) was paid in cash by Coventry Enterprises on July 2, 2018. After payment of certain legal fees and expenses, net proceeds to the Company from the First Note totaled $95,000. The purchase price of $100,000 of the second note (the “July 2018 Coventry Back-End Note”) was initially paid for by the issuance of an offsetting $100,000 collateralized secured note issued to Company by Coventry Enterprises (the “July 2018 Coventry Enterprises Note”). The terms of the July 2018 Coventry Back-End Note require cash funding prior to any conversion thereunder. The July 2018 Coventry Back-End Note is due February 29, 2019, unless certain conditions are not met, in which case both the July 2018 Coventry Back-End Note and the July 2018 Coventry Enterprise Note may both be cancelled. On September 6, 2018, the Company received payment of the July 2018 Coventry Enterprise Note in the amount of $100,000 that offset the July 2018 Coventry Back-End Note. Proceeds from the July 2018 Coventry Enterprise Note of $5,000 were paid directly to legal fees resulting in net cash proceeds of $95,000 received by the Company. As a result, the July 2018 Coventry Back-End Note is now convertible.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

The maturity date of the July 2018 Coventry Note and the July 2018 Coventry Back-End Note is June 29, 2019. The outstanding principal amounts plus accrued interest under both the July 2018 Coventry Note and the July 2018 Coventry Back-End Note are convertible into shares of common stock of the Company at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock as reported on the exchange or quotation system on which the Company’s shares are then traded for the ten prior trading days including the day upon which a notice of conversion is received by the Company from Coventry Enterprises. Coventry Enterprises shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Coventry Enterprises and its affiliates, exceeds 9.9% of the outstanding shares of the Company’s common stock. Both the July 2018 Coventry Note and the July 2018 Coventry Back-End Notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a $63,934 put premium as each of the notes was funded. The Company has recorded $2,296 of accrued interest as of September 30, 2018 for the July 2018 Coventry Note and total principal outstanding as of September 30, 2018 was $71,250 as $28,750 was converted during the three months ended September 30, 2018 (see Note 6 – Stockholders’ Deficit). The Company has recorded $658 of accrued interest as of September 30, 2018 for the July 2018 Coventry Back-End Note. Total principal outstanding under the July 2018 Coventry Back-End Note as of September 30, 2018 was $100,000. The July 2018 Coventry Note may be prepaid by the Company with certain penalties until 180 days from the issuance date. The July 2018 Coventry Back-End Note may not be prepaid by the Company.

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The Company recorded $50,000 of debt discounts related to the above note issuances during the three months ended September 30, 2018. The debt discounts are being amortized over the term of the debt.

Amortization of all debt discounts for the three months ended September 30, 2018 and 2017 was $217,928 and $214,472, respectively.

See Note 11 – Subsequent Events for information about financing arrangements post September 30, 2018.

NOTE 6 – STOCKHOLDERS’ DEFICIT

On September 21, 2018, the Company filed a Certificate of Incorporation to increase the number of authorized shares of the Company’s common stock from 400,000,000 to 4,000,000,000, which was approved by the Company’s board of directors and holders of a majority of the Company’s voting stock on August 28, 2018.

Preferred Stock:

The total number of shares of preferred stock that the Company is authorized to issue is 1,500,005, $0.01 par value per share. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

Of the total preferred shares authorized, 500,000 have been designated as Series A Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on December 9, 2014. James Nathanielsz, the Company’s Chief Executive Officer and Chief Financial Officer, beneficially owns all of the shares of Series A Preferred Stock via North Horizon Pty Ltd., which entitles him, as a holder of Series A Preferred Stock, to vote on all matters submitted or required to be submitted to a vote of the Company’s stockholders, except election and removal of directors, and each share of Series A Preferred Stock entitles him to two votes per share of Series A Preferred Stock. North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer, Chief Financial Officer and a director of our Company, has voting and investment power over these shares. 500,000 shares of Series A Preferred Stock are issued and outstanding as of September 30, 2018.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on June 16, 2015, up to five shares have been designated as Series B Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of September 30, 2018. Mr. Nathanielsz directly beneficially owns such one share of Series B Preferred Stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Common Stock:

Shares issued for conversion of convertible debt

During the three months ended September 30, 2018, the Company issued 129,142,548 shares of its common stock at an average conversion price of $0.01, ranging from $0.002 to $0.04, as a result of the conversion of principal and interest in the aggregate amount of $1,413,317 underlying certain outstanding convertible notes converted during such period.

The Company has 232,471,581 shares of its common stock reserved for future issuances based on lender requirements at September 30, 2018.

Warrants:

On August 29, 2018, the Company received payment of $39.24 AUD for the exercise of a warrant for 12,000 shares of the Company’s common stock and issued such shares as a result of the exercise.

No warrants were issued during the three months ended September 30, 2018.

As of September 30, 2018, there were 133,517 warrants outstanding and exercisable with expiration dates commencing December 2018 and continuing through November 2020, with a weighted average exercise price per share of $11.84.

Options:

As of September 30, 2018, the Company had entered into agreements to grant options to purchase 572,000 shares of its common stock, with a weighted average exercise price per share of $7.50.

No stock options were issued during the three months ended September 30, 2018.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of September 30, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations or business.

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest. The Company recorded the penalties for all three years during the year ended June 30, 2018 and is negotiating a payment plan. The Company is current on all subsequent filings.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Operating Leases

On May 4, 2016, the Company entered into a new five-year operating lease agreement with a Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors, with monthly rent of $3,300 AUD or $2,414 USD, inclusive of GST (See Note 8 – Related Party Transactions).

Future minimum operating lease commitments consisted of the following at September 30, 2018:

Fiscal Year Ended June 30,	Amount (USD)
Remainder 2019	$21,497
2020	$28,662
2021	$28,662

Rent expense for the three months ended September 30, 2018 and 2017 were $8,078 and $8,830, respectively.

Amatsigroup Agreement

The Company entered into a Manufacturing Services Agreement (the “MSA”) and Quality Assurance Agreement (the “QAA”), each with an effective date of August 12, 2016, with Amatsigroup NV (“Amatsigroup”), formerly known as Q-Biologicals, NV, a contract manufacturing organization located in Belgium. Pursuant to the MSA, Amatsigroup produces certain drug substances and products containing certain enzymes for the Company at its facility in Belgium. The Company uses these substances and products for development purposes, including but not limited to future clinical trials. The MSA contemplates payment to Amatsigroup pursuant to a pre-determined fee schedule based on the completion of certain milestones that depend on our manufacturing requirements and final batch yield. The Company anticipates that its payments to Amatsigroup under the MSA will range between $2.5 million and $5.0 million over three years, when the finished drug product is manufactured and released for clinical trials. The Company has spent a total of $1,639,192 of costs to date under this contract which was expensed in prior years. The MSA shall continue for a term of three years unless extended by mutual agreement in writing. The Company can terminate the MSA early for any reason upon the required notice period, however, in such event, the pre-payment paid upon signing the MSA is considered non-refundable. Each party to the MSA shall have the right to terminate the MSA by written notice to the other party if the other party commits a material breach of the MSA (subject to a 30-day cure period). The QAA sets forth the parties respective obligations and responsibilities relating to the manufacturing and testing of the products under the MSA. The agreements with Amatsigroup contain certain customary representations, warranties and limitations of liabilities, and confidentiality and indemnity obligations.

Investment Banking Agreement

On February 23, 2018, the Company entered into an agreement with an effective date of February 14, 2018 with a certain investment bank (the “Investment Bank”), pursuant to which the Company retained the Investment Bank as its placement agent. The agreement terminates at the close of business on September 30, 2018. As consideration for such services, the Company shall pay the Investment Bank 8% of the total gross proceeds immediately upon closing a successful capital raise placement. Additionally, the Company shall also pay the Investment Bank non-callable warrants for shares of the Company’s common stock equal to 4% of the proceeds raised. The warrants will have a purchase price equal to 110% of the implied price per share of the placement or 110% of the public market closing price of the Company’s common stock on the date of placement, whichever is lower, and will have an exercise period of five years after the closing of the placement. As of September 30, 2018, no funds have been raised pursuant to this agreement and the agreement expired on its terms.

Collaboration Agreement

On September 13, 2018, the Company entered into a two-year collaboration agreement with the University of Jaen (the “University”) to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the University approximately 52,000 Euros ($60,330 USD) in year one and a maximum of 40,000 Euros ($46,408 USD) in year two. Additionally, in exchange for full ownership of the intellectual property the Company agreed to pay royalties of 2% of net revenues to the University.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

NOTE 8 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors. These transactions have included the following:

As of September 30, 2018 and June 30, 2018, the Company owed a current and a former director a total of $53,561 and $54,753, respectively, for money loaned to the Company throughout the years. The total loans balance owed at September 30, 2018 and June 30, 2018 is not interest bearing (See Note 4 – Loans and Note Payable).

As of September 30, 2018 and June 30, 2018, the Company owed its former director a total of $32,182 and $32,898, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 3 – Due to Former Director – Related Parties).

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease has a five-year term and provides for annual rental payments of $39,600 AUD or $28,662 USD, which includes $3,600 AUD or $2,606 USD of goods and service tax for total payments of $198,000 AUD or $143,312 USD during the term of the lease. As of September 30, 2018, total payments of $108,900 AUD or $78,821 USD remain on the lease.

The Company and Mr. Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement expired on February 25, 2018; however, the term of the Nathanielsz Employment Agreement automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of its intent not to renew. The Nathanielsz Employment Agreement continues in effect as of September 30, 2018. The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually or US$231,984.99) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion .The Company also agreed to pay Mr. Nathanielsz an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the board of directors and based upon the performance of the Company. On March 16, 2018, the Company’s board of directors approved an increase of AU$100,000 (US$77,328.33) in Mr. Nathanielsz’ annual base salary, from AU$300,000 (US$231,984.99) to AU$400,000 (US$309,313.32), effective immediately.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive part-time employee of our Company since October 2015. Effective February 1, 2018. Mrs. Nathanielsz receives an annual salary of $86,856 and is entitled to customary benefits.

Pursuant to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD ($3,243 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the three months ended September 30, 2018, a total of $9,730 in payments have been made with regards to the board resolution.

Pursuant to the approval of the board of directors, on March 16, 2018, Mr. Nathanielsz was granted a $300,000 AUD bonus for accomplishments achieved while serving as the Company’s chief executive officer during the fiscal years ended June 30, 2018. A total of $80,046 AUD in payments were made in the year ended June 30, 2018. During the three months ended September 30, 2018, an additional $40,000 AUD ($28,952 USD) was paid. The balance of the accrued bonus as of September 30, 2018 was $179,954 AUD ($130,251 USD).

NOTE 9 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through September 30, 2018.

Receivable Concentration

As of September 30, 2018 and June 30, 2018, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

Foreign Operations

As of September 30, 2018 and June 30, 2018, the Company’s operations are based in Camberwell, Australia, however the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of September 30, 2018, there has been no activity within this entity.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $115,000 of convertible debt, which is treated as derivative instruments outstanding at September 30, 2018.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at September 28, 2018, the last trading day of the quarter, was $0.085. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at September 30, 2018 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended September 30, 2018)	September 30, 2018
Volatility	294.92%	376.75% – 351.70%
Expected Remaining Term (in years)	1	.62 - .91
Risk Free Interest Rate	2.47%	2.36% - 2.59%
Expected dividend yield	None	None

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2018:

	Balance at September 30, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$157,377	$—	$—	$157,377
Total	$157,377	$—	$—	$157,377

The following is a roll forward for the three months ended September 30, 2018 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2018	$371,532
Reductions due to conversions	(1,388,764)
Reductions due to repayment of debt	(846,507)
Initial fair value of embedded conversion option derivative liability recorded as debt discount	50,000
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of embedded conversion option	346,380
Change in fair value included in statements of operations	1,624,736
Balance at September 30, 2018	$157,377

NOTE 11 – SUBSEQUENT EVENTS

Notes Conversions

From October 1, 2018 through the date of this Quarterly Report, the Company issued 20,773,474 shares of its common stock at an average conversion price of $0.04, ranging from $0.03 to $0.04, as a result of the conversion of principal and interest in the aggregate amount of $785,831 underlying certain outstanding convertible notes converted during such period.

October 2, 2018 Eagle Equities Securities Purchase Agreement

Effective October 2, 2018, the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “October 2018 Eagle Note”) from the Company in the aggregate principal amount of $210,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities any time after the six month anniversary of the October 2018 Eagle Note. The transactions contemplated by the Eagle Purchase Agreement closed on October 3, 2018. Pursuant to the terms of the Eagle Purchase Agreement, Eagle Equities deducted $10,000 from the principal payment due under the October 2018 Eagle Note, at the time of closing, to be applied to its legal expenses. The Company intends to use the net proceeds from the October 2018 Eagle Note for general working capital purposes.

The maturity date of the October 2018 Eagle Note is October 2, 2019. The October 2018 Eagle Note shall bear interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six month anniversary of the October 2018 Eagle Note.

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the October 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion, subject to adjustment in certain events. Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The October 2018 Eagle Note may be prepaid with certain penalties until March 31, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

October 2, 2018 GS Capital Securities Purchase Agreement

Effective October 2, 2018, the Company entered into a securities purchase agreement with GS Capital, pursuant to which GS Capital purchased two 8% unsecured convertible redeemable notes (the “October 2018 GS Notes”) from the Company in the aggregate principal amount of $212,000, such principal and the interest thereon convertible into shares of the Company’s common stock. The purchase price of $106,000 of the first note (the “October 2018 GS Note”) was paid in cash by GS Capital on October 3, 2018. After payment of certain legal fees and expenses, net proceeds to the Company from the October 2018 GS Note totaled $100,700. The Company intends to use the proceeds from the October 2018 GS Note for general working capital purposes. The purchase price of $106,000 of the second note (the “October 2018 GS Back End Note”) was initially paid for by GS Capital issuing to the Company an offsetting $106,000 collateralized secured note (the “October 2018 GS Secured Note”). The terms of the October 2018 GS Back End Note require cash funding prior to any conversion thereunder, and such cash funding shall occur on or before June 2, 2019.

Both the October 2018 GS Note and the October 2018 Back End Note mature on October 2, 2019, upon which any outstanding principal and interest thereon is due and payable. The amounts cash funded plus accrued interest under both the October 2018 GS Note and the October 2018 GS Back End Note are convertibles into shares of the Company’s common stock, at any time after April 2, 2019, at a conversion price for each share of common stock equal to 61% of the lowest closing bid price of the Company’s common stock for the ten prior trading days including the day upon which a notice of conversion is received by the Company from GS Capital, subject to adjustment in certain events. GS Capital shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by GS Capital and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

The October 2018 GS Note may be prepaid until 180 days from the issuance date with certain penalties. The October 2018 GS Back End Note may not be prepaid. However, in the event that the October 2018 GS Back End Note has not been cash paid and the October 2018 GS Note is redeemed within the first six months of issuance, the October 2018 GS Back-End Note will be deemed cancelled and of no further effect. The October 2018 GS Back End Note is not convertible until it is funded in cash on or before June 2, 2019, subject to certain restrictions. The Company has reserved 3,949,000 shares of its common stock for conversions under the October 2018 GS Note.

The October 2018 GS Notes contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

October 5, 2018 Equity Purchase Agreement

On October 5, 2018 (the “Closing Date”), the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with an institutional accredited investor (the “Investor”) pursuant to which the Investor committed to purchase up to $10,000,000 (the “Maximum Amount”) of the Company’s common stock (the “Financing”). On the Closing Date, the Company issued 3,850,597 shares of the Company’s common stock to the Investor as a commitment fee (the “Commitment Shares”), which are subject to a lock-up/leak-out limitation as described below. In connection with the Financing, on the Closing Date, the Company and the Investor also entered into a Registration Rights Agreement (the “Registration Rights Agreement”, and together with the Purchase Agreement, the “Transaction Documents”). The Company will receive net proceeds from the sale of the Put Shares directly to the Investor pursuant to the Purchase Agreement, however, the Company will not receive any proceeds from the resale of the Put Shares by the Investor thereafter.

Upon filing and effectiveness of the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on October 30, 2018, and provided other closing conditions are met, from time to time over the term of the Purchase Agreement, the Company shall have the right, but not the obligation, to direct the Investor to purchase shares of the Company’s common stock (the “Put Shares”) in a maximum amount of $1,000,000, provided that the number of Put Shares shall not exceed 250% of the Average Daily Trading Volume (as defined in the Purchase Agreement). At any time and from time to time during the 3-year term of the Purchase Agreement (the “Commitment Period”), the Company may deliver a notice to Investor (the “Put Notice”) and shall deliver the Put Shares to Investor via DWAC (as defined in the Purchase Agreement) within two trading days. The purchase price (the “Purchase Price”) for the Put Shares shall equal 87.5% of the one lowest daily volume weighted average price on the Principal Market (as defined in the Purchase Agreement) (as reported by Bloomberg Finance L.P.) during the five trading days immediately following the date the Investor receives the Put Shares via DWAC associated with the applicable Put Notice (the “Valuation Period”). The closing of a Put Notice shall occur within one trading day following the end of the respective Valuation Period, whereby (i) the Investor Shall deliver the Investment Amount (as defined below) to the Company by wire transfer of immediately available funds and (ii) Investor shall return surplus Put Shares if the value of the Put Shares delivered to the Investor causes the Company to exceed the maximum commitment amount. The Company shall not deliver another Put Notice to Investor within ten trading days of a prior Put Notice. The “Investment Amount” means the aggregate Purchase Price for the Put Shares purchased by the Investor, minus clearing costs payable to the Investor’s broker or to the Company’s transfer agent for the issuance of the Put Shares (the “Clearing Costs”).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

(unaudited)

The right of the Company to issue and sell the Put Shares to the Investor is subject to the satisfaction of certain closing conditions, including, but not limited to, (i) the Company’s Registration Statement on Form S-1 registering for resale by the Investor of the Put Shares and Commitment Shares (the “Registration Statement”) being declared effective by the U.S. Securities and Exchange Commission, (ii) accuracy of the Company’s representations and warranties, (iii) the Company’s performance under the Purchase Agreement in all material respects, (iv) no suspension of trading or delisting of common stock, (v) limitation of the Investor’s beneficial ownership to no more than 9.99%, (vi) the Company maintaining its DWAC-eligible status, (vii) the Company maintaining a sufficient share reserve, and (viii) the minimum pricing for the Put Shares must exceed $0.0001.

Pursuant to the terms of the Registration Rights Agreement, the Company agreed to file the Registration Statement by January 5, 2019.

The Investor agreed, for a period of 180 days from the Closing Date, not to sell, on any given day, a number of Commitment Shares that exceeds the greater of (i) 5% of the average daily trading volume of the Company’s shares of common stock for the period ended one trading day prior to the date of such sale, as reported on the Principal Market; and (ii) such number of Commitment Shares that equals (x) $5,000, divided by, (y) the closing price of the Company’s shares of common stock one trading day prior to the date of such sale, as reported on the Principal Market.

Effective as of the Closing Date, the Company reserved 462,071,621 shares of its common stock from its authorized and unissued shares of common stock to provide for all issuances of shares of common stock under the Transaction Documents (in the event that the Company issues and sells the Put Shares up to the Maximum Amount) and is required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least three times the number of shares of common stock obtained by dividing the remaining balance on the maximum commitment amount by the Purchase Price.

While the Company has the obligation to maintain such reserve while the Purchase Agreement is effective, the Company does not have the obligation to sell any Put Shares to the Investor. Neither the Investor, nor any affiliate of the Investor acting on its behalf or pursuant to any understanding with it, will execute any short sales during the period from the date hereof to the end of the Commitment Period.

On October 30, 2018, pursuant to the Purchase Agreement, the Company executed a put notice for the Investor to purchase 2,000,000 shares of the Company’s common stock. The Company received gross proceeds of $79,398 from such put notice on or about November 7, 2018. On November 6, 2018, pursuant to the Purchase Agreement, the Company executed a put notice for the Investor to purchase 2,000,000 shares of the Company’s common stock. The Company expects to receive gross proceeds of approximately $72,000 from such put notice on or about November 12, 2018. Pursuant to the Purchase Agreement, the purchase price per share to be paid by the Investor to the Company equals to 87.5% of the one lowest daily volume weighted average price during the five trading days following the date of the applicable put notice (see above).

Pre-Payment of May 2018 Power Up Note

On November 7, 2018, the Company prepaid the outstanding principal balance of $53,000 and related accrued interest of $1,696 that was due under the May 2018 Power Up Note. The Company incurred a penalty in the amount of $20,715 as a result of the pre-payment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, “Propanc,” the “Company,” “our,” “we” or “us” and similar terms include Propanc Biopharma, Inc. and its wholly owned subsidiary Propanc PPY LTD, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three months ended September 30, 2018, and our financial conditions at that date, should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).US Dollars are denoted herein by “USD,” “$” and “dollars.”

Forward-Looking Statements

Certain statements contained in this Quarterly Report (or otherwise made by us or on our behalf from time to time in other reports, filings with the SEC, news releases, conferences, internet postings or otherwise) that are not statements of historical fact constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, notwithstanding that such statements are not specifically identified. These forward-looking statements relate to expectations or forecasts for future events, including without limitation our earnings, revenues, expenses or other future financial or business performance or strategies, or the impact of legal or regulatory matters on our business, results of operations or financial condition. These statements may be preceded by, followed by or include the words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intent,” “could,” “would,” “should,” “estimate,” “might,” “plan,” “predict” or “continue” or the negative or other variations thereof or comparable terminology are intended to identify forward-looking statements. These forward-looking statements are not guarantees of future performance and are based on information available to us as of the date of this Quarterly Report and on our current expectations, forecasts and assumptions, and involve substantial risks and uncertainties. Actual results may vary materially from those expressed or implied by the forward-looking statements herein due to a variety of factors, including:

This Quarterly Report contains forward-looking statements, including statements regarding, among other things:

●	our ability to continue as a going concern;

●	our anticipated needs for working capital;

●	our ability to successfully develop PRP, our lead product candidate;

●	our ability to reach research and development milestones as planned and within proposed budgets;

●	our current reliance on substantial debt financing;

●	our ability to repay current debt in cash and obtain adequate new financing;

●	our dependence on third parties for services;

●	our dependence on key executives;

●	our ability to control costs;

●	our ability to successfully implement our expansion strategies;

●	our ability to successfully develop and market our technologies;

●	our ability to obtain and maintain patent protection;

●	our ability to recruit employees with regulatory, accounting and finance expertise;

●	the impact of government regulations, including United States Food and Drug Administration (the “FDA”) regulations;

●	the impact of any future litigation;

●	the availability of capital; and

●	changes in economic, business and competitive conditions.

Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks and uncertainties discussed in Item 1A. Risk Factors of this Quarterly Report, section captioned “Risk Factors” of our Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 17, 2018, and matters described in this Quarterly Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report will in fact occur. We caution you not to place undue reliance on these forward-looking statements. In addition to the information expressly required to be included in this Quarterly Report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading. All subsequent written and oral forward-looking statements attributable to our Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. All forward-looking statements included in this Quarterly Report are made only as of the date of this report or as indicated. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business

We are a development-stage healthcare company that is currently focused on developing new cancer treatments for patients suffering from pancreatic, ovarian and colorectal cancer. Utilizing our scientific and oncology consultants, we have developed a rational, composite formulation of anti-cancer compounds, which together exert a number of effects designed to control or prevent tumors from recurring and spreading through the body. Our lead product candidate, PRP, is a variation upon our novel formulation and involves pro-enzymes, the inactive precursors of enzymes. As a result of positive early indications of the anti-cancer effects of our technology, over the last year we have conducted successful pre-clinical studies on PRP and subject to us receiving adequate financing, hope to submit a clinical trial application in the United Kingdom (the “UK”) in the first half of the 2019 calendar year. We intend to develop our PRP to treat early-stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

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

Our lead product, PRP, is a novel, patented formulation consisting of two pro-enzymes, trypsinogen and chymotrypsinogen, combined at a ratio of one-to-six (1:6), to be administered intravenously. After establishing proof of concept in vivo as described in more detail below in the section captioned “Business”, supplemented by laboratory research at the Universities of Jaén and Granada on the mechanism of action of the pro-enzyme mixture, evidence suggests PRP may be effective against a range of solid tumors.

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

Our Development Strategy

Our goal is to undertake early stage clinical development of PRP through to a significant value inflection point, where the commercial attractiveness of a drug in development, together with a greater likelihood of achieving market authorization, may attract potential interest from licensees seeking to acquire new products. Such value inflection points in the context of cancer drugs are typically at the point where formal, controlled clinical trials have demonstrated either ‘efficacy’ or ‘proof of concept’ – typically meaning that there is controlled clinical trial evidence that the drug is effective in the proposed target patient population, has an acceptable safety profile, and is suitable for further development. From a ‘big picture’ perspective, it is our intention to progress the development of our technology through the completion of our planned Phase IIa clinical trials and then to seek a licensee for further development beyond that point.

As part of that commercial strategy, we will:

●	continue research and development to build our existing intellectual property portfolio, and to seek new, patentable discoveries;

●	seek to ensure all product development is undertaken in a manner that makes its products approvable in the major pharmaceutical markets, including the U.S., Europe, the UK and Japan;

●	aggressively pursue the protection of our technology through all means possible, including patents in all major jurisdictions, and potentially trade secrets; and

●	make strategic acquisitions to acquire new companies that have products or services that complement our future goals.

Our Development Plan and Milestones

We plan to progress PRP down a conventional early stage clinical development pathway in the UK for:

●	regulatory approval to conduct a Phase Ib study, and submit it to the European Medicines Agency for approval; and

●	Phase IIa multiple escalating dose studies to investigate the safety, tolerability, and pharmacokinetics of PRP administered intravenously to patients.

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

Commencing in the third quarter of calendar year 2019, we intend to initiate a Phase Ib study in advanced cancer patients with solid tumors and the anticipated costs will be approximately $2,500,000. We intend to use the proceeds of the Equity Line to fund our planned Phase I, II and III clinical trials.

Recent Developments

Business Activities

In September 2018, we presented at the 25th Annual NewsMakers in the Biotech Industry Conference held at the Millennium Broadway Hotel and Conference Center in New York, NY. This prestigious conference is sponsored by BioCentury, where only 45 companies are handpicked to present their stories to institutional investors in the biotech sector. At the conference, we discussed, among other things, recent scientific advancements of PRP and its ability to suppress the cancer stem cell population, which the Company plans to submit for publication to a peer reviewed scientific journal, and explained the current anticipated timelines for commencing its engineering run and full scale GMP manufacturing batch of PRP, emphasizing the Company management’s focus was to identify a suitable source of capital as we prepare for filling our drug product for clinical trials, as well as the goal of reducing our debt on the balance sheet by increasing equity investment.

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

Financing Activities

On October 5, 2018, we entered into the equity purchase agreement with L2 Capital, LLC (“L2 Capital”) pursuant to which L2 Capital committed to purchase up to $10,000,000 shares of our common stock (the “Equity Line”). In connection with the execution of the Equity Line, we issued 3,850,597 shares of our stock to L2 Capital as a commitment fee, which are subject to a lock-up/leak-out limitation. For more information about the Equity Line, please see our Current Report on Form 8-K, filed with the SEC on October 10, 2018.

On October 2, 2018, we entered into a securities purchase agreement with GS Capital Partners, LLC (“GS Capital”), pursuant to which GS Capital purchased two 8% unsecured convertible promissory notes from us, each in the principal amount of $106,000, convertible into shares of our common stock at the option of GS Capital (the “GS Capital Notes”).The maturity date of the GS Capital Notes is October 2, 2019.The first GS Capital note was funded with cash and is convertible at any time after the six-month anniversary of the issuance date. The purchase price of the second GS Capital Note was initially paid for by GS Capital issuing to us an offsetting $106,000 collateralized secured note. The second GS Capital Note is not convertible until it is funded in cash on or before June 2, 2019 and subject to certain conditions. For more information about the GS Capital Notes, please see our Current Report on Form 8-K, filed with the SEC on October 5, 2018.

On October 2, 2018, we entered into a securities purchase agreement with Eagle Equities, LLC (“Eagle Equities”), pursuant to which Eagle Equities purchased an 8% convertible promissory note (the “October 2018 Eagle Note”) from us in the principal amount of $210,000, convertible into shares of our common stock at the option of Eagle Equities at any time after the six-month anniversary of the issuance date. The maturity date of the October 2018 Eagle Note is October 2, 2019. For more information about the October 2018 Eagle Note, please see our Current Report on Form 8-K, filed with the SEC on October 5, 2018.

Effective August 29, 2018, we entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased an 8% convertible promissory note (the “August 29, 2018 Eagle Note”) from us in the principal amount of $105,000, convertible into shares of our common stock at the option of Eagle Equities at any time after the six-month anniversary of the August 29, 2018 Eagle Note. The maturity date of the August 29, 2018 Eagle Note is August 29, 2019. For more information about the August 29, 2018 Eagle Note, please see our Current Report on Form 8-K, filed with the SEC on September 4, 2018.

On August 28, 2018, we entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), pursuant to which Power Up purchased an 8% convertible promissory note (the “August 28, 2018 Power Up Note”) from us in the principal amount of $53,000, convertible into shares of our common stock at the option of Power Up at any time after the six-month anniversary of the issuance date. The maturity date of the August 28, 2018 Power Up Note is August 28, 2019. For more information about the August 28, 2018 Power Up Note, please see our Current Report on Form 8-K, filed with the SEC on September 4, 2018.

Effective July 13, 2018, we entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased an 8% convertible promissory note (the “July 2018 Eagle Note”) from us in the principal amount of $75,000, convertible into shares of our common stock at the option of Eagle Equities any time after the six month anniversary of the issuance date. The maturity date of the July 2018 Eagle Note is July 13, 2019. For more information about the July 2018 Eagle Note, please see our Current Report on Form 8-K, filed with the SEC on July 19, 2018.

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

Foreign Currency Translation and Comprehensive Income (Loss): Our functional currency is the AUD. For financial reporting purposes, the AUD has been translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive loss as other income (expense).

Accounting for Income Taxes: We are governed by Australian and United States income tax laws, which are administered by the Australian Taxation Office and the United States Internal Revenue Service, respectively. We follow ASC 740, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Accounting for Stock Based Compensation: We record stock based compensation in accordance with ASC 718, “Stock Compensation” and Staff Accounting Bulletin No. 107 issued by the SEC in March 2005 regarding its interpretation of ASC 718. ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We value any employee or non-employee stock based compensation at fair value using the Black-Scholes Option Pricing Model.

We account for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 505-50 “Equity-Based Payments to Non-Employees.”

Derivative Instruments: ASC 815, “Derivatives and Hedging,” establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings. On the date of conversion, or payoff, of debt, we record the fair value of the conversion shares, remove the fair value of the related derivative liability, remove any discounts and record a net gain or loss on debt extinguishment.

Convertible Notes with Variable Conversion Options: We have entered into convertible notes, some of which contain variable conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into common shares at a fixed discount to the price of the common stock at the time of conversion. We treat these convertible notes as stock settled debt under ASC 480 and measures the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion, and records the put premium as accretion to interest expense to the date of first conversion.

Research and Development Tax Credits: We may apply for Research and Development tax concessions with the Australian Taxation Office on an annual basis. Although the amount is possible to estimate at year end, the Australian Taxation Office may reject or materially alter the claim amount. Accordingly, we do not recognize the benefit of the claim amount until cash receipt since collectability is not certain until such time. The tax concession is a refundable credit. If we have net income then we can receive the credit which reduces its income tax liability. If we have net losses, then we may still receive a cash payment for the credit, however, our net operating loss carry forwards are reduced by the gross equivalent loss that would produce the credit amount when the income tax rate is applied to that gross amount. The concession is recognized as an income tax benefit, in operations, upon receipt.

Recent Accounting Pronouncements

Please see section captioned “Recently Adopted Accounting Pronouncements” in Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of recently issued and adopted accounting pronouncements.

Results of Operations

For the Three Months Ended September 30, 2018, as compared to the Three Months Ended September 30, 2017

Revenue

For the three months ended September 30, 2018 and 2017 we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense decreased by approximately $247,000 to $384,600 for the three months ended September 30, 2018, as compared to $631,406 for the three months ended September 30, 2017. This decrease is primarily attributable to a decrease in stock based expense of approximately $165,000 that was related to a grant of stock options to our directors in April 2016 along with a decrease of approximately $146,000 that is primarily related to a decrease in consulting fees for the three months ended September 30, 2018.

Occupancy Expense

Occupancy expense decreased by approximately $750 to $8,078 for the three months ended September 30, 2018, as compared to $8,830 for the three months ended September 30, 2017. The increase relates to the fluctuation in foreign currency exchange rates along with an approximately $100 decrease in occupancy expense in the three months ended September 30, 2018 related to a decrease in tax rates related to the property that occurred during the same period in the prior year.

Research and Development Expenses

Research and development expenses decreased by approximately $508,000 to $56,193 for the three months ended September 30, 2018, as compared to $563,739 for the three months ended September 30, 2017. The decrease in research and development expenditures is primarily attributable to completion of process development activities and preparation for commencement of the engineering run and subsequent GMP manufacture of PRP for clinical trials, which we hope to commence if we raise sufficient proceeds via the Equity Line. This includes raw material purification and stabilization process development, development of analytical quality assurance and control methods, reproduction runs for raw materials, and preparation of raw materials and finished product specifications for future full scale GMP manufacture of PRP.

Interest Expense/Income

Interest expense decreased by approximately $268,000 to $624,538 for the three months ended September 30, 2018, as compared to $892,432 for the three months ended September 30, 2017. Interest expense is primarily comprised of approximately $218,000 of debt discount amortization and approximately $344,000 accretion of debt premium. This decrease is primarily attributable to a decrease in the issuance of derivative debt resulting in lower amortization of debt discount offset by higher accretion amounts of convertible notes with discounted debt features during the quarter ended September 30, 2018.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased by approximately $2,001,000 to a loss of $(1,971,116) for the three months ended September 30, 2018, as compared to a gain of $30,274 for the three months ended September 30, 2017. This decrease is primarily attributable to an increase in the volatility of the prices of our shares of common stock along with a decrease in stock price during the quarter ended September 30, 2018, which resulted in the recognition of such loss.

Gain on Debt Settlements, Net

Gain on settlement of debt increased by approximately $5,900 to a gain of $14,421 for the three months ended September 30, 2018, as compared with a gain of $8,570 for the three months ended September 30, 2017. The increase in gain on settlement of debt is primarily attributable to additional debt settlement agreements entered into in the three months ended September 30, 2018.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction decreased by approximately $414,000 to a loss of $(280,707) for the three months ended September 30, 2018, as compared with a gain of $133,792 for the three months ended September 30, 2017. The decrease in foreign currency transaction gain is primarily attributable to greater fluctuation in exchange rates in the three months ended September 30, 2018, as compared to the three months ended September 30, 2017.

Net loss

Net loss increased by approximately $201,000 to $(2,124,936) for the three months ended September 30, 2018, as compared to a net loss of $(1,923,743) for the three months ended September 30, 2017. The increase is primarily attributable to an increase in unrealized loss resulting in change in fair value of derivative liabilities of approximately $2,000,000 and foreign currency transaction loss of approximately $415,000, offset by a decrease in operating loss of approximately $755,000 and a decrease in interest expense of approximately $270,000.

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2018, we had total assets of $82,775, comprised primarily of cash of $38,914, GST tax receivable of $1,699, prepaid expenses and other current assets of $32,418 and property and equipment, net, of $7,573. This compares with total assets of $71,387 as of June 30, 2018, comprised primarily of cash of $19,921, GST tax receivable of $6,257, prepaid expenses and other current assets of $34,712 and property and equipment, net, of $8,277.

As of September 30, 2018, we had current liabilities of $5,640,819, primarily comprised of net convertible debt of $3,758,891, accounts payable and accrued expenses of $1,494,730 and embedded conversion option liabilities of $157,377. This compares with current liabilities of $6,823,307, primarily comprised of net convertible debt of $4,699,299, accounts payable and accrued expenses of $1,521,773 and embedded conversion option liabilities of $371,532, as of June 30, 2018.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants’ expenses and travel expenses.

During the quarter ended September 30, 2018 and as of the date of this Quarterly Report, we borrowed gross proceeds of $210,000 on October 3, 2018 from Eagle Equities via a convertible promissory note that matures on October 2, 2019, $106,000 from GS Capital on October 3, 2018 via a convertible promissory note that matures on October 2, 2019, $150,000 from GS Capital on September 12, 2018 via a back end convertible promissory note that matures on April 13, 2019, $100,000 from Coventry on September 7, 2018 via a back end convertible promissory note that matures on June 29, 2019, $105,000 on August 29, 2018 from Eagle Equities via a convertible promissory note that matures on August 29, 2019, $53,000 on August 28, 2018 from Power Up via a convertible promissory note that matures on August 28, 2019, $75,000 from Eagle Equities on July 13, 2018 via a convertible promissory note that matures on July 13, 2019, $100,000 from Coventry on July 2, 2018 via a convertible promissory note that matures on June 29, 2019. In addition, on November 7, 2018, we received gross proceeds of $79,398 from the put notice that we submitted to L2 Capital on October 30, 2018, to purchase 2,000,000 shares of our common stock, and on or about November 12, 2018, we expect to receive gross proceeds of approximately $72,000 from the put notice that we submitted to L2 Capital on November 6, 2018, to purchase 2,000,000 shares of our common stock.

We have substantial capital resource requirements and have incurred significant losses since inception. As of September 30, 2018, we had $38,914 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. We intend to use the proceeds of the Equity Line to generate additional cash to fund our operations and business expenses, including research and development. If we are unable to access the Equity Line as described in the notes to our condensed consolidated financial statements included elsewhere in this Quarter Report, we believe our current available cash may be insufficient to meet our cash needs for the near future. We may also need to borrow additional amounts via the issuance of convertible notes on terms similar to the notes described above and/or obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. We cannot assure that the Equity Line or other financing will be available in amounts or terms acceptable to us, if at all. The failure by us to obtain such financing at reasonable terms would have a material adverse effect upon our business and plan of operations, financial condition and results of operations, and adversely affect our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the Three Months Ended September 30,
	2018	2017
Net cash used in operating activities	$(419,196)	$(785,668)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$480,419	$894,000
Effect of exchange rate changes on cash	$(42,230)	$(34,810)

Net cash used in operating activities was $419,196 for the three months ended September 30, 2018, as compared to $785,668 for the three months ended September 30, 2017. This fluctuation is due to a decrease in stock option expense of approximately $165,000, a decrease in the issuance of convertible promissory notes for services of $310,000, offset by an increase in accounts payable and accrued expenses of approximately $147,000, along with fluctuations in changes in foreign currency transaction gains and losses, changes related to the valuation of new derivative liabilities and the revaluation of existing derivative liabilities in the three months ended September 30, 2018.

Cash flows provided by financing activities for the three months ended September 30, 2018 were $480,419, as compared to $894,000 for the three months ended September 30, 2017. During the three months ended September 30, 2018, we received proceeds from the sale of convertible promissory notes of $533,389. During the three months ended September 30, 2017, we received proceeds from convertible promissory notes of $894,000.

The effect of the exchange rate on cash resulted in a $42,230 negative adjustment to cash flows in the three months ended September 30, 2018, as compared to a negative adjustment of $34,810 to cash flows in the three months ended September 30, 2017. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

Going Concern Qualification

We did not generate any revenue for the quarters ended September 30, 2018 and 2017 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2018 and 2017. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds. Management is currently seeking additional funds to operate our business, primarily through the issuance of equity and/or debt securities for cash, including continuing to utilize the Equity Line. No assurance can be given that the Equity Line or other financing will be available or, if available, that it will be in amounts or on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Rule 13a-15(e) under the Exchange Act) that are designed to reasonably ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based closely on the definition of “disclosure controls and procedures” in Rule 15d-15(e) under the Exchange Act. In designing and evaluating the disclosure controls and procedures, our management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

At the end of the period covered by this Quarterly Report, we conducted an evaluation(the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2018:

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

Subject to raising sufficient additional capital, we plan to take a number of actions in the future to correct these material weaknesses including, but not limited to, establishing an audit committee of our board of directors comprised of at least two independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. If we receive sufficient capital, we hope to hire a part- or full-time chief financial officer as the first step in building out our accounting department. We will need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CEO and CFO Certifications

Exhibit 31.1 to this Quarterly Report is the Certifications of our Chief Executive Officer and the Chief Financial Officer. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 4. of this Quarterly Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

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

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the section captioned “Risk Factors” of our Registration Statement on Form S-1, filed with the SEC on October 17, 2018. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuance of Unregistered Securities

Other than as set forth below and as reported in our Current Reports on Form 8-K, there have been no other sales or issuances of unregistered securities during the period covered by this Quarterly Report that were not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Issuance of Shares of Common Stock upon Conversion ― during the quarter ended September 30, 2018, we issued 129,142,548 shares of our common stock at an average conversion price of $.01as a result of the conversion of principal and interest in the aggregate amount of $1,413,317 underlying certain convertible notes converted during such period.

Issuance of Shares of Common Stock upon Exercise of Warrant ― during the quarter ended September 30, 2018, we issued 12,000 shares of our common stock at an exercise price of $0.003 as a result of the exercise of 12,000 warrants to purchase shares of our common stock.

Except as otherwise noted, the securities in these transactions were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering. Each of the persons acquiring the foregoing securities was an accredited investor (as defined in Rule 501(a) of Regulation D) and confirmed the foregoing and acknowledged, in writing, that the securities must be acquired and held for investment. All certificates evidencing the shares sold bore a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith. The proceeds from these sales were used for general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2018, we were in default under certain convertible promissory notes issued to certain noteholders on December 12, 2016, January 27, 2017 and August 8, 2017 for failure to pay an aggregate of $610,773 of principal and accrued interest as of December 12, 2017, January 27, 2018 and August 8, 2018, the respective maturity dates of such notes. We are currently in discussions with such noteholders to extend such maturity dates. See Note 5 to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

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

3.7

Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of August 28, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 27, 2018).

4.1	Certificate of Designation of Series A Preferred Stock of the Company, dated December 2, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

4.2	Certificate of Designation of Series B Preferred Stock of the Company, dated June 16, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

4.3	8% Convertible Redeemable Junior Subordinated Note due October 31, 2017 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2016).

4.4	8% Convertible Redeemable Junior Subordinated Back End Note due October 31, 2107 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2016).

4.5	10% per Annum, $250,000 Junior Subordinated Convertible Note (Note #1) issued to Regal Consulting (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 23, 2016).

4.6	10% per Annum, $250,000 Junior Subordinated Convertible Note (Note #2) issued to Regal Consulting (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 23, 2016).

4.7	8% Convertible Redeemable Promissory Note due December 2, 2018 issued to Delafield Limited Investments (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.8	Common Stock Purchase Warrant to Delafield Limited Investments, dated December 2, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.9	8% Convertible Redeemable Junior Subordinated Promissory Note due December 21, 2017 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

4.10	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due December 21, 2017 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

4.11	8% Convertible Redeemable Junior Subordinated Promissory Note due January 27, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2017).

4.12	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due January 27, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 3, 2017).

4.13	8% Convertible Redeemable Junior Subordinated Note due March 1, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.3 to the Company’ Quarterly Report on Form 10-Q filed on May 8, 2017).

4.14	8% Convertible Redeemable Junior Subordinated Note (Back End Note) due March 1, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017).

4.15	8% Convertible Redeemable Junior Subordinated Promissory Note due May 17, 2018, issued to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017).

4.16	8% Convertible Redeemable Junior Subordinated Promissory Note due September 12, 2018 issued to GS Capital, LLC (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

4.17	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due September 12, 2018 issued to GS Capital, LLC (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

4.18	8% Convertible Redeemable Junior Subordinated Note due October 25, 2018 issued to Eagle Equities, LLC, dated November 3, 2017 (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

4.19	8% Convertible Redeemable Junior Subordinated Back End Note due October 25, 2018 issued to Eagle Equities, LLC, dated November 3, 2017 (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

4.20	Collateralized Secured Promissory Note (Bank End Note) due June 25, 2018 (incorporated by reference to Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

4.21	8% Convertible Redeemable Note due December 29, 2018 issued to Eagle Equities, LLC, dated December 29, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

4.22	8% Convertible Redeemable Note due January 22, 2019 issued to Power Up Lending Group LTD., dated January 22, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

4.23	8% Convertible Redeemable Note due March 21, 2019 issued to GS Capital Partners, LLC, dated March 21, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

4.24	8% Convertible Redeemable Back End Note due March 21, 2019 issued to GS Capital Partners, LLC, dated March 21, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

4.25	Collateralized Secured Promissory Note due November 23, 2018 issued to GS Capital Partners, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

4.26	8% Convertible Redeemable Note due April 13, 2019 issued to GS Capital Partners, LLC, dated April 13, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

4.27	8% Convertible Redeemable Back End Note due April 13, 2019 issued to GS Capital Partners, LLC, dated April 13, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

4.28	Collateralized Secured Promissory Note due December 13, 2018 issued to GS Capital Partners, LLC, dated April 13, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

4.29	8% Convertible Redeemable Note due June 14, 2019 issued to Eagle Equities, LLC, dated June 14, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 20, 2018).

4.30	8% Convertible Redeemable Note due June 26, 2019 issued to JSJ Investments Inc., dated June 26, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018).

4.31	8% Convertible Redeemable Note due June 29, 2019 issued to Coventry Enterprises, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.32	8% Convertible Redeemable Back End Note due June 29, 2019 issued to Coventry Enterprises, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.33	Collateralized Secured Promissory Note due February 29, 2019 issued to Coventry Enterprises, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.34	8% Convertible Redeemable Note due July 13, 2019 issued to Eagle Equities, LLC, dated July 13, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2018).

4.35	8% Convertible Redeemable Note due August 28, 2019 issued to Power Up Lending Group Ltd., dated August 28, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

4.36	8% Convertible Redeemable Note due August 29, 2019 issued to Eagle Equities, LLC, dated August 29, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

4.37	8% Convertible Redeemable Note, dated October 2, 2019, issued by the Company to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.38

8% Convertible Redeemable Note, dated October 2, 2019, issued by the Company to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.39

8% Convertible Redeemable Back End Note, dated October 2, 2019, issued by the Company to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.40

Collateralized Secured Promissory Note, dated October 2, 2018, issued by GS Capital Partners, LLC to the Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

10.1

Debt Settlement Agreement, dated February 4, 2015, between the Company and James Nathanielsz (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.2	Debt Settlement Agreement, dated February 4, 2015, between the Company and Julian Kenyon (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.3	Addendum, dated March 11, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 11, 2016).

10.4†	Employment Agreement, dated February 25, 2015, between the Company and James Nathanielsz (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.5†	Director Agreement, dated February 25, 2015, between the Company and Julian Kenyon (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.6†	Form of Scientific Advisory Board Member Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on March 25, 2016).

10.7†	Amendment No. 1 to Employment Agreement, dated April 14, 2016, between the Company and James Nathanielsz (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016).

10.8†*	Amendment No. 2 to Employment Agreement, dated September 25, 2017, between the Company and James Nathanielsz (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on September 17, 2018).

10.9	Manufacturing Services Agreement, dated August 12, 2016, between the Company and Amatsigroup NV (fka Q-Biologicals NV) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.10	Quality Assurance Agreement, dated August 12, 2016, between the Company and Amatsigroup NV (fka Q-Biologicals NV) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.11	Securities Purchase Agreement, dated October 31, 2016, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2016).

10.12	Consulting Agreement, dated November 18, 2016, between the Company and Regal Consulting, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2016).

10.13	Securities Purchase Agreement, dated December 21, 2016, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

10.14	Securities Purchase Agreement, dated December 21, 2016, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

10.15	Securities Purchase Agreement, dated January 30, 2016, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2017).

10.16	Securities Purchase Agreement, dated March 1, 2017, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017).

10.17	Securities Purchase Agreement, dated as of May 17, 2017, between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017).

10.18	Securities Purchase Agreement, dated as of September 12, 2017, between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

10.19	Securities Purchase Agreement, dated October 25, 2017, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

10.20	Securities Purchase Agreement, dated as of December 29, 2017, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

10.21	Securities Purchase Agreement, dated January 22, 2018, between the Company and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

10.22	Securities Purchase Agreement, dated as of March 23, 2018, between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

10.23	Securities Purchase Agreement, dated as of April 13, 2018, between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

10.24	Securities Purchase Agreement, dated as of June 14, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2018).

10.25	Securities Purchase Agreement, dated as of July 13, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2018).

10.26	Securities Purchase Agreement, dated August 28, 2018, between the Company and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

10.27	Securities Purchase Agreement, dated August 29, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

10.28	Securities Purchase Agreement by and between the Company and Coventry Enterprises, LLC, dated as of June 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

10.29

Securities Purchase Agreement, dated October 2, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

10.30

Securities Purchase Agreement, dated October 2, 2018, between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

10.31

Equity Purchase Agreement, dated October 5, 2018, between the Company and L2 Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

10.32	Registration Rights Agreement, dated October 5, 2018, between the Company and L2 Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: November 9, 2018	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)

