Form 10-Q
period 2018-12-31
Propanc Biopharma, Inc.
filed 2019-02-14
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

or

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

As of February 14, 2019, there were 333,896,577 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

Page
Condensed Consolidated Balance Sheets at December 31, 2018 (unaudited) and June 30, 2018	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2018 and 2017 (unaudited)	F-2

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2018 and 2017 (unaudited)	F-3

Notes to the condensed consolidated financial statements (unaudited)	F-4 – F-33

3

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2018	June 30, 2018
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$124,538	$19,921
GST tax receivable	8,639	6,257
Prepaid expenses and other current assets	254,878	34,712

TOTAL CURRENT ASSETS	388,055	60,890

Deferred offering costs	313,923	-
Security deposit - related party	2,114	2,220
Property and equipment, net	8,505	8,277

TOTAL ASSETS	$712,597	$71,387

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,062,609	$1,157,369
Accrued expenses and other payables	296,922	364,404
Convertible notes and related accrued interest, net of discounts and premiums	2,798,624	4,699,299
Embedded conversion option liabilities	66,490	371,532
Due to directors - related parties	31,329	32,898
Loans from directors and officer - related parties	52,140	54,753
Employee benefit liability	308,519	143,052

TOTAL CURRENT LIABILITIES	4,616,633	6,823,307

Commitments and Contingencies (See Note 7)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	5,000	5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 and 1 share issued and outstanding as of December 31, 2018 and June 30, 2018, respectively	-	-
Common stock, $0.001 par value; 4,000,000,000 shares authorized; 273,276,784 and 46,429,423 shares issued, and 273,252,306 and 46,404,945 shares outstanding as of December 31, 2018 and June 30, 2018, respectively	273,277	46,429
Additional paid-in capital	43,729,392	38,167,877
Accumulated other comprehensive income (loss)	992,424	357,929
Accumulated deficit	(48,857,652)	(45,282,678)
Treasury stock (24,478 shares)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(3,904,036)	(6,751,920)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$712,597	$71,387

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2018	2017	2018	2017

REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	656,594	395,442	1,041,194	1,026,848
Occupancy expenses	6,449	6,899	14,527	15,729
Research and development	94,777	1,034,729	150,970	1,598,468
TOTAL OPERATING EXPENSES	757,820	1,437,070	1,206,691	2,641,045

LOSS FROM OPERATIONS	(757,820)	(1,437,070)	(1,206,691)	(2,641,045)

OTHER INCOME (EXPENSE)
Interest expense	(494,989)	(486,754)	(1,119,527)	(1,379,186)
Interest income	23	39	27	67
Change in fair value of derivative liabilities	39,470	(260,045)	(1,931,646)	(229,771)
Gain (loss) on debt settlements, net	(132)	28,244	14,289	36,814
Gain (loss) on extinguishment of debt, net	(20,355)	(83,727)	1,165,516	(83,727)
Foreign currency transaction loss	(333,205)	(142,944)	(613,912)	(9,152)
TOTAL OTHER INCOME (EXPENSE)	(809,188)	(945,187)	(2,485,253)	(1,664,955)

LOSS BEFORE TAXES	(1,567,008)	(2,382,257)	(3,691,944)	(4,306,000)

TAX BENEFIT	116,970	180,278	116,970	180,278

NET LOSS	$(1,450,038)	$(2,201,979)	$(3,574,974)	$(4,125,722)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.08)	$(0.20)	$(0.02)	$(0.49)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	17,540,299	10,955,901	154,556,976	8,399,687

NET LOSS	$(1,450,038)	$(2,201,979)	$(3,574,974)	$(4,125,722)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	358,279	19,329	634,495	(170,264)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	358,279	19,329	634,495	(170,264)

TOTAL COMPREHENSIVE INCOME (LOSS)	$(1,091,759)	$(2,182,650)	$(2,940,479)	$(4,295,986)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2018	2017

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,574,974)	$(4,125,722)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	69,000	40,419
Issuance of convertible promissory notes for services	-	310,000
(Gain) loss on settlements, net	(14,289)	(36,814)
Foreign currency transaction loss (gain)	613,912	9,152
Depreciation expense	1,068	1,128
Amortization of debt discounts	303,813	400,284
Change in fair value of derivative liabilities	1,931,646	229,771
Gain on extinguishment of debt	(1,237,285)	83,727
Stock option expense	-	329,761
Accretion of put premium	699,230	876,462
Changes in Assets and Liabilities:
GST receivable	(2,757)	3,862
Prepaid expenses and other assets	(53,104)	4,897
Accounts payable	(26,388)	952,931
Employee benefit liability	177,232	12,160
Accrued expenses	(51,533)	(265,568)
Accrued interest	107,643	102,224
NET CASH USED IN OPERATING ACTIVITIES	(1,056,786)	(1,071,326)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(1,662)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,662)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	1,054,089	1,274,000
Repayments of convertible promissory notes	(219,000)	-
Proceeds from the issuance of common stock	405,773	-
Fees associated with offering costs	(15,000)	-
Proceeds from the exercise of warrants	30	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,225,892	1,274,000

Effect of exchange rate changes on cash	(62,827)	(159,221)

NET INCREASE IN CASH	104,617	43,453

CASH AT BEGINNING OF PERIOD	19,921	69,043
CASH AT END OF PERIOD	$124,538	$112,496

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$8,585	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$1,308,393	$337,437
Conversion of convertible notes and accrued interest to common stock	$2,508,417	$1,377,928
Proceeds receivable from the issuance of common stock	$168,787	$-
Deferred financing costs associated with equity purchase agreement	$298,923	$-
Discounts related to derivative liability	$50,000	$310,000

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

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

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of December 31, 2018, there has been no activity within this entity.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to better reflect the Company’s stage of operations and development.

The Company has filed multiple patent applications relating to its lead product, PRP. The first application was filed in October 2010 in each of the countries listed in the table below. This application has been granted and remains in force in the United States, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Turkey, United Kingdom, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore, Malaysia, South Africa, Mexico, Republic of Korea and India. In Brazil and Canada, the patent application remains under examination.

In 2016 and 2017 we filed other patent applications, as indicated below. Three applications were filed under the Patent Cooperation Treaty (the “PCT”). The PCT assists applicants in seeking patent protection by filing one international patent application under the PCT, which allows the applicants to seek protection for an invention in over 150 countries. Once national or regional applications are filed, the application is placed under the control of the national or regional patent offices, as applicable, in what is called the national or regional phase. One PCT application, filed in November 2016, entered the national phase in July 2018 in each of the countries listed in the table below. A second application filed in January 2017 entered the national phase commencing July 2018. A third application entered the national phase in October 2018.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

No.	Title	Country	Case Status	Date Filed
1.	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic reduction agent.

USA, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Turkey, United Kingdom, Australia, China, Japan, Indonesia, Israel, New Zealand, Malaysia, Singapore, Malaysia South Africa, Mexico, Republic of Korea and India

			Granted	Oct-22-2010

		Brazil and Canada	Under Examination Divisional applications filed and under examination in USA, Mexico and China

2.	Proenzyme composition	Australia, Canada, China, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, New Zealand, Singapore, South Africa and USA	Application filed and pending	Nov-11-2016

3.	Cancer Treatment	Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Malaysia, New Zealand, Singapore and USA	Application filed and pending	Jan-27-2017

4.	Composition of proenzymes for cancer treatment	Australia, China, Europe, Japan and USA	Application filed and pending	Apr-12-2017

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

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended December 31, 2018 and 2017 and cash flows for the six months ended December 31, 2018 and 2017 and our financial position at December 31, 2018 have been made. The Company’s results of operations for the three and six months ended December 31, 2018 are not necessarily indicative of the operating results to be expected for the full year.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive subsidiary at December 31, 2018.

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

As of December 31, 2018 and June 30, 2018, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2018	June 30, 2018
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.7406	0.7399

Average exchange rate for the period
USD : AUD exchange rate	0.7248	0.7753

The exchange rates used to translate amounts in AUD into USD for the period ended December 31, 2017 are: 0.7815 as of the balance sheet date and 0.7795 average exchange rate for that period.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

Change in Accumulated Other Comprehensive Income (Loss) by component during the six months ended December 31, 2018 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2018	$357,929
Foreign currency translation gain	634,495
Ending balance, December 31, 2018	$992,424

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

Also see Note 10 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of December 31, 2018 or June 30, 2018.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

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

As of December 31, 2018 and June 30, 2018, the Company was owed $8,639 and $6,257, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the three months ended December 31, 2018 and 2017 were $94,777 and $1,034,729, respectively. Total research and development costs for the six months ended December 31, 2018 and 2017 were $150,970 and $1,598,468, respectively.

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

During each of the six months ended December 31, 2018 and 2017, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $116,970 and $180,278 respectively, which is reflected as a tax benefit in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. As of December 31, 2018, there were 29,517 warrants outstanding, 572,000 stock options and 14 convertible notes payable, which notes are convertible into 215,153,929 shares of the Company’s common stock. Each holder of the notes has agreed to a 4.99% beneficial ownership conversion limitation (subject to certain noteholders’ ability to increase such limitation to 9.99% upon 60 days’ notice to the Company), and each note may not be converted during the first six-month period from the date of issuance. Such securities are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

Recently Adopted Accounting Pronouncements

Certain FASB Accounting Standard Updates (“ASU”) that are not effective until after December 31, 2018 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations. The Company is evaluating or has implemented the following at December 31, 2018:

ASU 2018-07 - In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. Management currently does not plan to early adopt this guidance and believes the impact of this guidance will not be material to the Company’s consolidated financial statements upon implementation on January 1, 2019.

ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02: “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use asset and a lease liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company does not anticipate this ASU to have a material impact on its consolidated financial statements when implemented on January 1, 2019.

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the six months ended December 31, 2018, the Company had no revenues, had a net loss of $3,574,974 and had net cash used in operations of $1,056,786. Additionally, as of December 31, 2018, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $4,228,578, $3,904,036 and $48,857,652, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of twelve months from the date of this filing.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

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

NOTE 3 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to director - related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at December 31, 2018 and June 30, 2018 is $31,329 and $32,898, respectively. The Company plans to repay the notes as its cash resources allow.

NOTE 4 – LOANS AND NOTES PAYABLE

Loans from Directors and Officer - Related Parties

Loans from the Company’s directors and officer at December 31, 2018 and June 30, 2018 were $52,140 and $54,753, respectively. The loans bear no interest and are all payable on demand. The Company did not repay any amount on these loans during the six months ended December 31, 2018.

NOTE 5 – CONVERTIBLE NOTES

The Company’s convertible notes outstanding at December 31, 2018 were as follows:

Convertible notes and debenture	$1,672,385
Unamortized discounts	(79,469)
Accrued interest	83,706
Premiums	1,122,002
Convertible notes, net	$2,789,624

Eagle Equities Financing Agreements

December 12, 2016 Securities Purchase Agreement

On December 12, 2016, the Company entered into a Securities Purchase Agreement, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $100,000. The first note (the “December 12 Note”) was funded with cash and the second note (the “December 12 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “December 12 Note Receivable”). The terms of the December 12 Eagle Back-End Note require cash funding prior to any conversion thereunder. The December 12 Note Receivable is due December 12, 2017, unless certain conditions are not met, in which case both the December 12 Eagle Back-End Note and the December 12 Note Receivable may both be cancelled. Both the December 12 Note and the December 12 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the December 12 Note and the December 12 Eagle Back-End Note are convertible into the Company’s common stock at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On April 11, 2017, the Company received payment of the December 12 Note Receivable in the amount of $100,000 that offset the December Eagle Back-End Note. Proceeds from the Note Receivable of $5,000 were paid directly to legal fees resulting in net cash proceeds of $95,000 received by the Company. As a result, the December 12 Eagle Back-End Note is now convertible. The December 12 Note and the December 12 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $66,667 as each of the notes were funded. As of June 30, 2018, the outstanding principal under the December 12 Note along with $8,296 of accrued interest was fully converted into shares of the Company’s common stock. As of December 31, 2018, the outstanding balance of $100,000 under the December 12 Eagle Back-End Note along with $13,144 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

January 27, 2017 Securities Purchase Agreement

On January 27, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $230,000. The first note (the “January 2017 Eagle Note”) was funded with cash and the second note (the “January 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “January 2017 Eagle Note Receivable”). The terms of the January 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The January 2017 Eagle Note Receivable is due September 27, 2017, unless certain conditions are not met, in which case both the January 2017 Eagle Back-End Note and the January 2017 Eagle Note Receivable may both be cancelled. Both the January 2017 Eagle Note and the January 2017 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the January 2017 Eagle Note and the January 2017 Eagle Back-End Note are convertible into common stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On May 4, 2017, the Company received a partial payment of the January 2017 Note Receivable in the amount of $40,000 and on June 3, 2017 the balance of $190,000 was funded, of which $11,250 was paid directly to legal fees. As a result, the January 2017 Eagle Back-End Note is now convertible. The January 2017 Eagle Note and the January 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company is recording a put premium of $153,333 as each of the notes were funded. As of June 30, 2018, the outstanding principal under the January 2017 Eagle Note along with $14,988 of accrued interest was fully converted. As of December 31, 2018, the outstanding balance of $230,000 under the January 2017 Eagle Back-End Note along with $33,356 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

March 1, 2017 Securities Purchase Agreement

On March 1, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $220,500. The first note (the “March 2017 Eagle Note”) was funded with cash and the second note (the “March 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “March 2017 Eagle Note Receivable”). The terms of the March 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. Both the March 2017 Eagle Note and the March 2017 Eagle Back-End Note had a maturity date of March 1, 2018, upon which any outstanding principal and interest was due and payable. The outstanding principal amounts plus accrued interest under both the March 2017 Eagle Note and the March 2017 Eagle Back-End Note are convertible into shares of common stock, of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On July 5, 2017, the Company received payment of the March 2017 Eagle Note Receivable in the amount of $220,500 that offset the March 2017 Eagle Back-End Note. Proceeds from the March 2017 Eagle Note Receivable of $10,500 were paid directly to legal fees resulting in net cash proceeds of $210,000 received by the Company. As a result, the March 2017 Eagle Back-End Note is now convertible. The March 2017 Eagle Note and the March 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $147,000 as each of the notes were funded. As of June 30, 2018, the outstanding principal balance under the March 2017 Eagle Note along with $20,061 of accrued interest was fully converted. As of December 31, 2018, the outstanding balance of $220,500 under the March 2017 Back-End Note along with $18,625 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in a full reduction of the put premium.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

August 9, 2017 Securities Purchase Agreement

On August 9, 2017, the Company entered into a Securities Purchase Agreement dated as of August 8, 2017, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $200,000. The first note (the “August 2017 Eagle Note”) was funded with cash and the second note (the “August 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “August 2017 Eagle Note Receivable”). The terms of the August 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The August 2017 Eagle Note Receivable is due August 8, 2018, unless certain conditions are not met, in which case both the August 2017 Eagle Back-End Note and the August 2017 Eagle Note Receivable may both be cancelled. Both the August 2017 Eagle Note and the August 2017 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the August 2017 Eagle Note and the August 2017 Eagle Back-End Note are convertible into common stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On September 14, 2017, the Company received payment of the August 2017 Eagle Note Receivable in the amount of $200,000 that offset the August 2017 Eagle Back-End Note. Proceeds from the August 2017 Eagle Note Receivable of $10,000 were paid directly to legal fees resulting in net cash proceeds of $190,000 received by the Company. As a result, the August 2017 Eagle Back-End Note is now convertible. The August 2017 Eagle Note and the August 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $133,333 as each of the notes were funded. As of June 30, 2018 $120,000 of principal under the August 2017 Eagle Note along with $5,273 in interest was converted. As of December 31, 2018, the remaining outstanding balance of $80,000 under the August 2017 Eagle Note along with $6,850 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. As of December 31, 2018, The Company has recorded $5,249 of accrued interest for the August 2017 Eagle Back-End Note and total principal outstanding as of December 31, 2018 under the August 2017 Eagle Back-End Note was $65,000 as $135,000 was converted during the six months ended December 31, 2018 (see Note 6 – Stockholders’ Deficit). The Company is currently in discussions with Eagle Equities to extend the maturity date.

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

October 25, 2017 Securities Purchase Agreement

On November 3, 2017, the Company entered into a Securities Purchase Agreement dated as of October 25, 2017, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $200,000. The first note (the “October 2017 Eagle Note”) was funded with cash and the second note (the “October 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “October 2017 Eagle Note Receivable”). The terms of the October 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The October 2017 Eagle Note Receivable is due June 25, 2018, unless certain conditions are not met, in which case both the October 2017 Eagle Back-End Note and the October 2017 Eagle Note Receivable may both be cancelled. Both the October 2017 Eagle Note and the October 2017 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the October 2017 Eagle Note and the October 2017 Eagle Back-End Note are convertible into common stock, par value $0.001 of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On December 6, 2017, the Company received payment of the October 2017 Eagle Note Receivable in the amount of $200,000 that offset the October 2017 Eagle Back-End Note. Proceeds from the October 2017 Eagle Note Receivable of $10,000 were paid directly to legal fees resulting in net cash proceeds of $190,000 received by the Company. As a result, the October 2017 Eagle Back-End Note is now convertible. The October 2017 Eagle Note and the October 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $133,333 as each of the notes were funded. As of December 31, 2018, the outstanding principal balance under the October 2017 Eagle Note along with $14,261 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. As of December 31, 2018, the outstanding principal balance under the October 2017 Eagle Back-End Note along with $13,417 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

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

The December 2017 Eagle Note contains an original issue discount of $25,354 such that the purchase price was $507,081. The maturity date of the December 2017 Eagle Note was December 29, 2018. The December 2017 Eagle Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time. The Company has recorded $42,478 of accrued interest as of December 31, 2018 for the December 2017 Eagle Note and total principal outstanding as of December 31, 2018 under the December 2017 Eagle Note was $532,435. The Company is currently in discussions with Eagle Equities to extend the maturity date.

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

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the June 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock as reported on the OTC quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities. However, in the event that the Company’s common stock is restricted by the Depository Trust Company (“DTC”) for any reason, the Conversion Price shall be lowered to 50% of the lowest closing bid price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least four times the number of shares issuable upon conversion of the Note for at least 60 days after the issuance of the Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The June 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $70,000 put premium. The Company has recorded $4,603 of accrued interest and the total principal outstanding under the June 2018 Eagle Note was $105,000 as of December 31, 2018.

The June 2018 Eagle Note may be prepaid by the Company with certain penalties until December 11, 2018. No payment has been made through December 31, 2018.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

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

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the July 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion, subject to adjustment in certain events. Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The July 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $50,000 put premium. The Company has recorded $2,811 of accrued interest and the total principal outstanding under the July 2018 Eagle Note was $75,000 as of December 31, 2018. The July 2018 Eagle Note may be prepaid by the Company with certain penalties until January 9, 2019.

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

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the August 2018 Eagle Note, at any time, into shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the DTC for any reason, the Conversion Price shall be lowered to 50% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least four times the number of shares issuable upon conversion of the August 2018 Eagle Note for at least 60 days after the issuance of the August 28, 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The August 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $70,000 put premium. The Company has recorded $2,877 of accrued interest and the total principal outstanding under the August 2018 Eagle Note was $105,000 as of December 31, 2018. The August 2018 Eagle Note may be prepaid by the Company until February 25, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

Upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum or at the highest rate permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

October 2, 2018 Securities Purchase Agreement

Effective October 2, 2018, the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “October 2018 Eagle Note”) from the Company in the aggregate principal amount of $210,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities any time after the six month anniversary of the October 2018 Eagle Note. The transactions contemplated by the purchase agreement closed on October 3, 2018. Pursuant to the terms of the purchase agreement, Eagle Equities deducted $10,000 from the principal payment due under the October 2018 Eagle Note, at the time of closing, to be applied to its legal expenses.

The maturity date of the October 2018 Eagle Note is October 2, 2019. The October 2018 Eagle Note shall bear interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six month anniversary of the October 2018 Eagle Note.

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the October 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion, subject to adjustment in certain events. Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The October 2, 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $140,000 put premium. The Company has recorded $4,142 of accrued interest and the total principal outstanding under the October 2018 Eagle Note was $210,000 as of December 31, 2018. The October 2018 Eagle Note may be prepaid with certain penalties until March 31, 2019.

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

November 30, 2018 Securities Purchase Agreement

Effective November 30, 2018, the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “November 2018 Eagle Note”) from the Company in the aggregate principal amount of $105,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities any time after the six month anniversary of the November 2018 Eagle Note. The transactions contemplated by the purchase agreement closed on December 3, 2018. Pursuant to the terms of the purchase agreement, Eagle Equities deducted $5,000 from the principal payment due under the November 2018 Eagle Note, at the time of closing, to be applied to its legal expenses.

The maturity date of the November 2018 Eagle Note is November 30, 2019. The November 2018 Eagle Note shall bear interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six month anniversary of the November 2018 Eagle Note.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the November 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 61% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets Group, Inc. quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the Depository Trust Company for any reason, the Conversion Price shall be lowered to 51% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least two and a half times the number of shares issuable upon conversion of the November 2018 Eagle Note for at least 60 days after the issuance of the November 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The November 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $67,131 put premium. The Company has recorded $713 of accrued interest and the total principal outstanding under the November 2018 Eagle Note was $105,000 as of December 31, 2018. The November 2018 Eagle Note may be prepaid with certain penalties until May 29, 2019.

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

December 24, 2018 Securities Purchase Agreement

Effective December 24, 2018, the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “December 2018 Eagle Note”) from the Company in the aggregate principal amount of $126,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities any time after the six month anniversary of the December 2018 Eagle Note. The transactions contemplated by the purchase agreement closed on December 24, 2018. Pursuant to the terms of the purchase agreement, Eagle Equities deducted $6,000 from the principal payment due under the December 2018 Eagle Note, at the time of closing, to be applied to its legal expenses. The Company used the net proceeds from the December 2018 Eagle Note to repay an outstanding convertible promissory note before such note became convertible.

The maturity date of the December 2018 Eagle Note is December 24, 2019. The December 2018 Eagle Note shall bear interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the December 2018 Eagle Note.

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the December 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 61% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets Group, Inc. quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the Depository Trust Company for any reason, the Conversion Price shall be lowered to 51% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least two and a half times the number of shares issuable upon conversion of the December 2018 Eagle Note for at least 60 days after the issuance of the December 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The December 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded an $80,557 put premium. The Company has recorded $221 of accrued interest and the total principal outstanding under the November 2018 Eagle Note was $126,000 as of December 31, 2018. The December 2018 Eagle Note may be prepaid with certain penalties until June 22, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above Eagle Equities financing agreements, specifically the August 9, 2017, the December 29, 2017, the June 14, 2018, the July 13, 2018, the August 29, 2018, the October 2, 2018, the November 30, 2018 and the December 24, 2018 agreements was $1,323,435 as of December 31, 2018 and accrued interest totaled $63,094.

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

As of June 30, 2018, the outstanding principal under the July 2017 GS Note and $8,169 of accrued interest was fully converted into shares of the Company’s common stock. As of June 30, 2018, $125,000 of principal under the July 2017 GS Back-End Note along with $3,420 in interest was converted. As of December 31, 2018, the remaining outstanding principal balance of $35,000 under the July 2017 GS Back-End Note along with $1,281 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

As of June 30, 2018, $30,000 of principal under the September 2017 GS Note along with $1,289 in interest was converted. As of December 31, 2018, the remaining outstanding principal balance of $130,000 under the September 2017 GS Note along with $9,177 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. As of December 31, 2018, the outstanding principal balance of $160,000 under the September 2017 GS Back-End note along with $6,975 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

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

As of December 31, 2018, the outstanding principal balance of $106,000 under the March 2018 GS Note along with $2,765 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. As of December 31, 2018, the outstanding principal balance of $106,000 under the March 2018 GS Back-End note along with $4,740 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

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

The Company has recorded $2,213 of accrued interest as of December 31, 2018 for the April 2018 GS Note. Total principal outstanding under the April 2018 GS Note as of December 31, 2018 was $85,000 as $65,000 was converted during the six months ended December 31, 2018 (see Note 6 – Stockholders’ Deficit).As of December 31, 2018, the outstanding principal balance of $150,000 under the April 2018 GS Back-End Note along with $1,606 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

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

October 2, 2018 Securities Purchase Agreement

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

Both the October 2018 GS Note and the October 2018 GS Back End Note mature on October 2, 2019, upon which any outstanding principal and interest thereon is due and payable. The amounts cash funded plus accrued interest under both the October 2018 GS Note and the October 2018 GS Back End Note are convertibles into shares of the Company’s common stock, at any time after April 2, 2019, at a conversion price for each share of common stock equal to 61% of the lowest closing bid price of the Company’s common stock for the ten prior trading days including the day upon which a notice of conversion is received by the Company from GS Capital, subject to adjustment in certain events. GS Capital shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by GS Capital and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The October 2018 GS Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $67,771 put premium. The Company has recorded $4,182 of accrued interest and the total principal outstanding under the October 2018 GS Note was $106,000 as of December 31, 2018.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

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

The total principal amount outstanding under the above GS Capital financing agreements, specifically the April 13, 2018 and the October 2, 2018 agreements, was $191,000 as of December 31, 2018 and accrued interest thereunder totaled $6,395.

Consulting Agreement

On August 10, 2017, the Company entered into a consulting agreement, retroactive to May 16, 2017, with a certain consultant, pursuant to which the consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 junior subordinated convertible note. The note accrues interest at a rate of 10% per annum and is convertible into common stock at the lesser of $1.50 or 65% of the three lowest trades in the ten trading days prior to the conversion. The note was fully earned upon signing the agreement and matures on August 10, 2019. This note may not be prepaid without the written consent of the consultant. The Company accrued $155,000 related to this expense at June 30, 2017 and recorded the remaining $155,000 related to this expense in fiscal year 2018. Upon an event of default, principal and accrued interest will become immediately due and payable under the note. Additionally, upon an event of default the note would accrue interest at a default interest rate of 18% per annum or the highest rate of interest permitted by law. The consulting agreement had a three-month term and expired on August 16, 2017. An aggregate total of $578,212 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the year ended June 30, 2018, the consultant converted $140,000 of principal and $10,764 of interest. During the six months ended December 31, 2018, the consultant converted an additional $161,000 of principal and $19,418 of interest (see Note 6 – Stockholders’ Deficit), such that the remaining principal outstanding and accrued interest under this note as of December 31, 2018 was $9,000 and $10,544, respectively.

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

For the Three and Six Months Ended December 31, 2018 and 2017

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

During the six months ended December 31, 2018, the outstanding principal balance of $153,000 along with $6,120 of accrued interest was converted into shares of the Company’s common stock (See Note 6 – Stockholders’ Deficit) resulting in a full repayment of the note.

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

On August 28, 2018, the Company prepaid the outstanding principal balance of $53,000 and related accrued interest of $2,033 that was due under the March 5, 2018 Power Up Note and the note was deemed fully satisfied. The Company incurred a penalty in the amount of $20,362 as a result of the pre-payment.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

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

On November 7, 2018, the Company prepaid the outstanding principal balance of $53,000 and related accrued interest of $1,696 that was due under the May 2018 Power Up Note and the note was deemed fully satisfied. The Company incurred a penalty in the amount of $20,715 as a result of the pre-payment.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

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

The Company has recorded $395 of accrued interest as of December 31, 2018 for the August 2018 Power Up Note. Total principal outstanding under the August 2018 Power Up Note as of December 31, 2018 was $53,000.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

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

On December 24, 2018, the Company prepaid the outstanding principal balance of $113,000 and related accrued interest of $4,508 that was due under the June 2018 JSJ Note and the note was deemed fully satisfied. The Company incurred a penalty in the amount of $51,380 as a result of the pre-payment.

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

The maturity date of the July 2018 Coventry Note and the July 2018 Coventry Back-End Note is June 29, 2019. The outstanding principal amounts plus accrued interest under both the July 2018 Coventry Note and the July 2018 Coventry Back-End Note are convertible into shares of common stock of the Company at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock as reported on the exchange or quotation system on which the Company’s shares are then traded for the ten prior trading days including the day upon which a notice of conversion is received by the Company from Coventry Enterprises. Coventry Enterprises shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Coventry Enterprises and its affiliates, exceeds 9.9% of the outstanding shares of the Company’s common stock. Both the July 2018 Coventry Note and the July 2018 Coventry Back-End Notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a $63,934 put premium as each of the notes was funded. The Company has recorded $4,092 of accrued interest as of December 31, 2018 for the July 2018 Coventry Note and total principal outstanding as of December 31, 2018 was $71,250 as $28,750 was converted during the six months ended December 31, 2018 (see Note 6 – Stockholders’ Deficit). The Company has recorded $822 of accrued interest as of December 31, 2018 for the July 2018 Coventry Back-End Note. Total principal outstanding under the July 2018 Coventry Back-End Note as of December 31, 2018 was $24,700 as $75,300 was converted during the six months ended December 31, 2018 (see Note 6 – Stockholders’ Deficit). The July 2018 Coventry Note may be prepaid by the Company with certain penalties until 180 days from the issuance date. The July 2018 Coventry Back-End Note may not be prepaid by the Company.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The Company recorded $50,000 of debt discounts related to the above note issuances during the six months ended December 31, 2018. The debt discounts are being amortized over the term of the debt.

Amortization of all debt discounts for the six months ended December 31, 2018 and 2017 was $303,813 and $400,284, respectively.

See Note 11 – Subsequent Events for information about financing arrangements post December 31, 2018.

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

Of the total preferred shares authorized, 500,000 have been designated as Series A Preferred Stock, $0.01 par value per share (“Series A Preferred Stock”), pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on December 9, 2014. James Nathanielsz, the Company’s Chief Executive Officer and Chief Financial Officer, beneficially owns all of the shares of Series A Preferred Stock via North Horizon Pty Ltd., which entitles him, as a holder of Series A Preferred Stock, to vote on all matters submitted or required to be submitted to a vote of the Company’s stockholders, except election and removal of directors, and each share of Series A Preferred Stock entitles him to two votes per share of Series A Preferred Stock. North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer, Chief Financial Officer and a director of our Company, has voting and investment power over these shares. 500,000 shares of Series A Preferred Stock are issued and outstanding as of December 31, 2018.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on June 16, 2015, up to five shares have been designated as Series B Preferred Stock, $0.01 par value per share (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of December 31, 2018. Mr. Nathanielsz directly beneficially owns such one share of Series B Preferred Stock.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

During the three months ended December 31, 2018, the Company issued 63,842,216 shares of its common stock at an average conversion price of $0.02, ranging from $0.008 to $0.04, as a result of the conversion of principal and interest in the aggregate amount of $1,095,100 underlying certain outstanding convertible notes converted during such period.

The Company has 806,210,142 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing documents at December 31, 2018.

Shares issued for services

On December 6, 2018, the Company entered into an agreement with a certain consultant to provide services over a six-month period beginning November 1, 2018 and ending May 1, 2019 in exchange for 2,000,000 shares of the Company’s common stock. On December 27, 2018, the Company issued the 2,000,000 shares of the Company’s common stock valued at $0.02 per share to the consultant, or $39,000, which will be amortized over the term of the agreement. The Company recorded $13,144 of consulting expense with respect to such shares of its common stock during the six months ended December 31, 2018.

On November 20, 2018, the Board of Directors authorized the issue of 1,000,000 shares of the Company’s common stock in connection with certain legal services provided to the Company. On November 28, 2018, the Company issued the 1,000,000 shares of its common stock valued at $0.03 or $30,000.

October 5, 2018 Equity Purchase Agreement

On October 5, 2018 (the “Closing Date”), the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with an institutional accredited investor (the “Investor”) pursuant to which the Investor committed to purchase up to $10,000,000 (the “Maximum Amount”) of the Company’s common stock (the “Financing”). On the Closing Date, the Company issued 3,850,597 shares of the Company’s common stock to the Investor as a commitment fee (the “Commitment Shares”), at a fair market value of $0.08 or $318,059, which was recorded as deferred offing costs and will be amortized as a percentage of the Maximum Amount on a pro-rata conversion amount. Additionally, the proceeds received from the first put notice were net of $15,000 in legal fees and were recorded as deferred offering costs. Total amortization expense for the six months ended was $19,136. The Commitment Shares are subject to a lock-up/leak-out limitation as described below. In connection with the Financing, on the Closing Date, the Company and the Investor also entered into a Registration Rights Agreement (the “Registration Rights Agreement”, and together with the Purchase Agreement, the “Transaction Documents”). The Company will receive net proceeds from the sale of the Put Shares directly to the Investor pursuant to the Purchase Agreement, however, the Company will not receive any proceeds from the resale of the Put Shares by the Investor thereafter.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

The right of the Company to issue and sell the Put Shares to the Investor is subject to the satisfaction of certain closing conditions, including, but not limited to, (i) the Company’s Registration Statement on Form S-1 registering for resale by the Investor of the Put Shares and Commitment Shares continuing to be effective as was declared by the U.S. Securities and Exchange Commission (the “SEC”) on October 30, 2018, (ii) accuracy of the Company’s representations and warranties, (iii) the Company’s performance under the Purchase Agreement in all material respects, (iv) no suspension of trading or delisting of the Company’s common stock, (v) limitation of the Investor’s beneficial ownership to no more than 9.99%, (vi) the Company maintaining its DWAC-eligible status, (vii) the Company maintaining a sufficient share reserve, and (viii) the minimum pricing for the Put Shares must exceed $0.0001.

Pursuant to the terms of the Registration Rights Agreement, the Company filed the Registration Statement on October 17, 2018 and the Registration Statement was declared effective by the SEC on October 30, 2018.

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

During the six months ended December 31, 2018, the Company issued 27,000,000 shares of its common stock at an average price per share of $0.02, ranging from $0.01 to $0.04 as a result of executing nine Put Notices. As of December 31, 2018, the Company had received gross proceeds of $405,773 and recorded a balance of $168,787 in other current assets for proceeds owed related to the execution of these Put Notices.

Warrants:

On August 29, 2018, the Company received payment of $39 AUD for the exercise of a warrant for 12,000 shares of the Company’s common stock and issued such shares as a result of the exercise.

On December 2, 2018, a total of 104,000 warrants expired.

No warrants were issued during the six months ended December 31, 2018.

As of December 31, 2018, there were 29,517 warrants outstanding and exercisable with expiration dates commencing May 2010 and continuing through November 2020, with a weighted average exercise price per share of $9.53.

Options:

As of December 31, 2018, the Company had entered into agreements to grant options to purchase 572,000 shares of its common stock, with a weighted average exercise price per share of $7.50.

No stock options were issued during the six months ended December 31, 2018.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of December 31, 2018, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations or business.

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

Operating Leases

On May 4, 2016, the Company entered into a new five-year operating lease agreement with a Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors, with monthly rent of $3,300 AUD or $2,325 USD, inclusive of GST (See Note 8 – Related Party Transactions).

Future minimum operating lease commitments consisted of the following at December 31, 2018:

Fiscal Year Ended June 30,	Amount (USD)
Remainder 2019	$13,951
2020	$27,900
2021	$27,900

Rent expense for the six months ended December 31, 2018 and 2017 was $14,527 and $15,729, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

Amatsigroup Agreement

The Company entered into a Manufacturing Services Agreement (the “MSA”) and Quality Assurance Agreement (the “QAA”), each with an effective date of August 12, 2016, with Amatsigroup NV (“Amatsigroup”), formerly known as Q-Biologicals, NV, a contract manufacturing organization located in Belgium. Pursuant to the MSA, Amatsigroup produces certain drug substances and products containing certain enzymes for the Company at its facility in Belgium. The Company uses these substances and products for development purposes, including but not limited to future clinical trials. The MSA contemplates payment to Amatsigroup pursuant to a pre-determined fee schedule based on the completion of certain milestones that depend on our manufacturing requirements and final batch yield. The Company anticipates that its payments to Amatsigroup under the MSA will range between $2.5 million and $5.0 million over three years, when the finished drug product is manufactured and released for clinical trials. The Company has spent a total of $1,689,146 of costs to date under this contract of which $1,639,192 was expensed in prior years and $49,854 was expensed in the six months ended December 31, 2018. The MSA shall continue for a term of three years unless extended by mutual agreement in writing. The Company can terminate the MSA early for any reason upon the required notice period, however, in such event, the pre-payment paid upon signing the MSA is considered non-refundable. Each party to the MSA shall have the right to terminate the MSA by written notice to the other party if the other party commits a material breach of the MSA (subject to a 30-day cure period). The QAA sets forth the parties respective obligations and responsibilities relating to the manufacturing and testing of the products under the MSA. The agreements with Amatsigroup contain certain customary representations, warranties and limitations of liabilities, and confidentiality and indemnity obligations.

Investment Banking Agreement

On February 23, 2018, the Company entered into an agreement with an effective date of February 14, 2018 with a certain investment bank, pursuant to which the Company retained the investment bank as its placement agent. As of December 31, 2018, no funds have been raised pursuant to this agreement and the agreement expired on its terms.

Collaboration Agreement

On September 13, 2018, the Company entered into a two-year collaboration agreement with the University of Jaen (the “University”) to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the University approximately 52,000 Euros ($59,508 USD) in year one and a maximum of 40,000 Euros ($45,775 USD) in year two. Additionally, in exchange for full ownership of the intellectual property the Company agreed to pay royalties of 2% of net revenues to the University.

NOTE 8 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors. These transactions have included the following:

As of December 31, 2018 and June 30, 2018, the Company owed a current and a former director a total of $52,140 and $54,753, respectively, for money loaned to the Company throughout the years. The total loans balance owed at December 31, 2018 and June 30, 2018 is not interest bearing (See Note 4 – Loans and Note Payable).

As of December 31, 2018 and June 30, 2018, the Company owed its former director a total of $31,329 and $32,898, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 3 – Due to Former Director – Related Parties).

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease has a five-year term and provides for annual rental payments of $39,600 AUD or $27,902 USD, which includes $3,600 AUD or $2,537 USD of goods and service tax for total payments of $198,000 AUD or $139,511 USD during the term of the lease. As of December 31, 2018, total payments of $99,000 AUD or $69,755 USD remain on the lease.

The Company and Mr. Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement expired on February 25, 2018; however, the term of the Nathanielsz Employment Agreement automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of its intent not to renew. The Nathanielsz Employment Agreement continues in effect as of December 31, 2018. The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually or $211,380 USD) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion .The Company also agreed to pay Mr. Nathanielsz an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the board of directors and based upon the performance of the Company. On March 16, 2018, the Company’s board of directors approved an increase of $100,000 AUD ($70,460 USD) in Mr. Nathanielsz’ annual base salary, from $300,000 AUD ($211,380 USD) to $400,000 AUD ($281,840 USD), effective immediately.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive part-time employee of our Company since October 2015. Effective February 1, 2018. Mrs. Nathanielsz receives an annual salary of $84,552 and is entitled to customary benefits.

Pursuant to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD ($3,157 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the six months ended December 31, 2018, a total of $18,944 in payments have been made with regards to the board resolution.

Pursuant to the approval of the board of directors, on March 16, 2018, Mr. Nathanielsz was granted a $300,000 AUD bonus for accomplishments achieved while serving as the Company’s chief executive officer during the fiscal years ended June 30, 2018. A total of $80,046 AUD in payments were made in the year ended June 30, 2018. During the six months ended December 31, 2018, an additional $130,000 AUD ($91,588 USD) was paid. The balance of the accrued bonus as of December 31, 2018 was $89,954 AUD ($63,382 USD).

NOTE 9 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through December 31, 2018.

Receivable Concentration

As of December 31, 2018 and June 30, 2018, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

Patent and Patent Concentration

The Company has filed multiple patent applications relating to its lead product, PRP. The Company’s lead patent application has been granted and remains in force in the United States, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Turkey, United Kingdom, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore, Malaysia, South Africa, Mexico, Republic of Korea and India. In Brazil and Canada, the patent application remains under examination.

In 2016 and early 2017, we filed other patent applications. Three applications were filed under the Patent Cooperation Treaty (the “PCT”). The PCT assists applicants in seeking patent protection by filing one international patent application under the PCT, applicants can simultaneously seek protection for an invention in over 150 countries. Once filed, the application is placed under the control of the national or regional patent offices, as applicable, in what is called the national phase. One of the PCT applications filed in November 2016, entered national phase in July 2018 and another PCT application is currently entering national phase in August 2018. A third PCT application entered the national phase in October 2018.

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

Foreign Operations

As of December 31, 2018 and June 30, 2018, the Company’s operations are based in Camberwell, Australia, however the majority of research and development is being conducted in the European Union.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of December 31, 2018, there has been no activity within this entity.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $62,000 of convertible debt, which is treated as derivative instruments outstanding at December 31, 2018.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at December 31, 2018, the last trading day of the quarter, was $0.0193. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at December 31, 2018 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the six months ended December 31, 2018)	December 31, 2018
Volatility	294.92%	393.04% – 409.24%
Expected Remaining Term (in years)	1	.61 - .66
Risk Free Interest Rate	2.47%	2.56%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2018:

	Balance at December 31, 2018	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$66,490	$—	$—	$66,490
Total	$66,490	$—	$—	$66,490

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For the Three and Six Months Ended December 31, 2018 and 2017

(unaudited)

The following is a roll forward for the six months ended December 31, 2018 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2018	$371,532
Reductions due to conversions	(1,388,764)
Reductions due to repayment of debt	(897,924)
Initial fair value of embedded conversion option derivative liability recorded as debt discount	50,000
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of embedded conversion option	346,380
Change in fair value included in statements of operations	1,585,266
Balance at December 31, 2018	$66,490

NOTE 11 – SUBSEQUENT EVENTS

Note Conversions

From January 1, 2019 through the date of this Quarterly Report, the Company issued 31,044,271 shares of its common stock at an average conversion price of $0.01, ranging from $0.009 to $0.01, as a result of the conversion of principal and interest in the aggregate amount of $279,708 underlying certain outstanding convertible notes converted during such period.

Put Notices

From January 1, 2019 through the date of this Quarterly Report, the Company issued 29,600,000 shares of its common stock at an average price per share of $0.01 and has received gross proceeds of $277,401 and anticipates the receipt of approximately $120,000 in gross proceeds as a result of executing the last submitted put notice.

Investment Banking Agreement

On February 4, 2019, the Company entered into a letter agreement with a certain investment bank (the “Investment Bank”), pursuant to which the Company retained the Investment Bank as its exclusive placement agent through May 31, 2019. In the event of the closing of an offering during such period (or the tail period after, if applicable) the Investment Bank would receive a percentage of the proceeds in cash and a percentage of the shares of common stock issued by the Company in the offering as warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, “Propanc,” the “Company,” “our,” “we” or “us” and similar terms include Propanc Biopharma, Inc. and its wholly owned subsidiary Propanc PPY LTD, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and six months ended December 31, 2018, and our financial conditions at that date, should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).US Dollars are denoted herein by “USD,” “$” and “dollars.”

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

Our Business

We are a development-stage healthcare company that is currently focused on developing new cancer treatments for patients suffering from pancreatic, ovarian and colorectal cancer. Utilizing our scientific and oncology consultants, we have developed a rational, composite formulation of anti-cancer compounds, which together exert a number of effects designed to control or prevent tumors from recurring and spreading through the body. Our lead product candidate, PRP, is a variation upon our novel formulation and involves pro-enzymes, the inactive precursors of enzymes. As a result of positive early indications of the anti-cancer effects of our technology, over the last year we have conducted successful pre-clinical studies on PRP and subject to us receiving adequate financing, we hope to submit a clinical trial application in the 2019 calendar year. We intend to develop our PRP to treat early-stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

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

PRP recently completed preclinical development. A First-In-Human (FIH), Phase Ib study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP is planned to commence in 2019 subject to us receiving sufficient financing, and is hoped to be completed within twelve months. The study will be an open-label, multicenter, non-comparative study of PRP administered at increasing dose levels, with once daily intravenous injections over a 28-day cycle, with at least 20 and up to 40 patients enrolled.

The Phase Ib study is planned to be followed by two open Phase IIa studies evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP administered intravenously to patients with locally advanced or metastatic pancreatic adenocarcinoma, or to patients with advanced epithelial ovarian cancer who have failed prior anti-cancer therapy regimen. These studies are envisioned to start in parallel, shortly after the FIH Phase IIa study, and are hoped to commence in 2021. Both studies will be open, multicenter phase II studies measuring overall survival of patients having received once daily intravenous administrations of PRP.

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

As part of that commercial strategy, we will:

●	continue research and development to build our existing intellectual property portfolio, and to seek new, patentable discoveries;

●	seek to ensure all product development is undertaken in a manner that makes its products approvable in the major pharmaceutical markets, including the U.S., Europe, the UK and Japan;

●	aggressively pursue the protection of our technology through all means possible, including patents in all major jurisdictions, and potentially trade secrets; and

●	make strategic acquisitions to acquire new companies that have products or services that complement our future goals.

Our Development Plan and Milestones

We plan to progress PRP down a conventional early stage clinical development pathway for:

●	regulatory and/or ethics approval to conduct a Phase Ib study and submit it with the relevant government agency for approval; and

●	Phase IIa multiple escalating dose studies to investigate the safety, tolerability, and pharmacokinetics of PRP administered intravenously to patients.

We anticipate reaching the Phase IIa proof of concept milestone in approximately three to four years, subject to regulatory approval, and the results from our research and development and licensing activities.

Our overhead and expenses are likely to increase from its current level as PRP progresses down the development pathway. This increase will be driven by the need to increase our internal resources in order to effectively manage our research and development activities.

In 2019 calendar year, we intend to initiate a Phase Ib study in advanced cancer patients with solid tumors and the anticipated costs will be approximately $2,500,000. We intend to use the proceeds of the Equity Line and/or additional financing to fund our planned Phase I, II and III clinical trials and for working capital.

Recent Developments

Business Activities

In February 2019, we presented at the 2019 BIO CEO & Investor Conference held at the New York Marriott Marquis. This conference is one of the largest investor conferences focused on established and emerging publicly traded and select private biotech companies. As part of our presentation and one-on-one meetings, we provided a Company update for 2019, including our focus on the advancement of our lead product, PRP, in 2019.A copy of our presentation at the conference was furnished as an exhibit to our Current Report on Form 8-K, filed with the SEC on February 12, 2019.

In January 2019, we announced that a cooperation agreement has been entered into between the University of Jaén and our Company to commence the POP1 joint drug discovery program to be co-funded by both parties. The agreement coincides with the appointment of research scientist, Mr. Aitor González, to lead the drug discovery and research activities over the next 3 to 4 years. The objective of the program is to identify and develop suitable backup compounds to our lead product candidate, PRP.As part of the agreement, Macarena Perán, Ph.D. and Julian Kenyon, M.D. have been appointed as joint supervisors, representing the University and our Company, respectively. The program involves advancing new compounds through a drug screening process, followed by preclinical and early stage clinical development. As the drug candidate progresses along the development pathway, the collaboration will also involve the Universities of Granada and Jaén, as well as Granada and Almeria Hospitals, which are members of FIBAO, a Public Health Foundation, based in Granada, Spain, committed to assisting commercial partners with the development and commercialization of innovative technologies designed to benefit humankind.

In December 2018, we announced that our foundation patent application has been granted by the Office of the Controller General of Patents, Design and Trademarks, India. The foundation patent, which covers our lead product candidate, PRP, pioneers the discovery of a pharmaceutical composition for treating cancer via a combination of trypsinogen and/or chymotrypsinogen pancreatic proenzymes. As of December 31, 2018, the foundation patent has been granted in the USA, Europe (including Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, the Netherlands, Portugal, Spain, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom), China, Japan, Indonesia, Malaysia, Israel, Australia, New Zealand, Singapore, South Africa, Mexico, Republic of Korea, Hong Kong and more recently, India. It is presently under examination in Canada and Brazil.

In December 2018, we appointed LaVoieHealthScience (“LHS”) as our communications agency of record. LHS is an integrated investor and public relations agency focused on advancing health and science innovations. We are partnering with LHS to develop corporate awareness of our Company as a health science innovator as we plan to transition our lead technology into human clinical trials in 2019.

Financing Activities

Effective December24, 2018, we entered into a securities purchase agreement with Eagle Equities, LLC (“Eagle Equities”), pursuant to which Eagle Equities purchased an 8% convertible promissory note (the “December 2018 Eagle Note”) from us in the principal amount of $126,000, convertible into shares of our common stock at the option of Eagle Equities at any time after the six-month anniversary of the December 2018 Eagle Note. The maturity date of the December 2018 Eagle Note is December 24, 2019. For more information about the December 2018 Eagle Note, please see our Current Report on Form 8-K, filed with the SEC on December 28, 2018.

Effective November 30, 2018, we entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased an 8% convertible promissory note (the “November 2018 Eagle Note”) from us in the principal amount of $105,000, convertible into shares of our common stock at the option of Eagle Equities at any time after the six-month anniversary of the November 2018 Eagle Note. The maturity date of the November 2018 Eagle Note is November 30, 2019. For more information about the November 2018 Eagle Note, please see our Current Report on Form 8-K, filed with the SEC on December 6, 2018.

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

On October 2, 2018, we entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased an 8% convertible promissory note (the “October 2018 Eagle Note”) from us in the principal amount of $210,000, convertible into shares of our common stock at the option of Eagle Equities at any time after the six-month anniversary of the issuance date. The maturity date of the October 2018 Eagle Note is October 2, 2019. For more information about the October 2018 Eagle Note, please see our Current Report on Form 8-K, filed with the SEC on October 5, 2018.

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

Convertible Notes with Variable Conversion Options: We have entered into convertible notes, some of which contain variable conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into common shares at a fixed discount to the price of the common stock at the time of conversion. We treat these convertible notes as stock settled debt under ASC 480 and measure the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion, and records the put premium as accretion to interest expense to the date of first conversion.

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

Results of Operations

For the Three Months Ended December 31, 2018, as compared to the Three Months Ended December 31, 2017

Revenue

For the three months ended December 31, 2018 and 2017 we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense increased by approximately $261,000 to $656,594 for the three months ended December 31, 2018, as compared to $395,442 for the three months ended December 31, 2017. This increase is primarily attributable to an increase of approximately $97,600 in investor relations expense, an increase of approximately $97,900 in legal fees and an increase of approximately $167,000 in annual leave expense for the three months ended December 31, 2018, offset by a decrease in stock based expense of approximately $107,900 that was related to a grant of stock options to our directors in April 2016.

Occupancy Expense

Occupancy expense decreased by approximately $450 to $6,449 for the three months ended December 31, 2018, as compared to $6,899 for the three months ended December 31, 2017. The decrease primarily relates to the fluctuation in foreign currency exchange rates of approximately $450 in the three months ended December 31, 2018.

Research and Development Expenses

Research and development expenses decreased by approximately $939,952 to $94,777 for the three months ended December 31, 2018, as compared to $1,034,729 for the three months ended December 31, 2017. The decrease in research and development expenditures is primarily attributable to completion of process development activities and preparation for commencement of the engineering run and subsequent GMP manufacture of PRP for clinical trials with the process, preparation and manufacture having been completed in the period ended December 31, 2017, which clinical trials we hope to commence if we raise sufficient proceeds in 2019 calendar year via the Equity Line or by raising additional capital. This includes raw material purification and stabilization process development, development of analytical quality assurance and control methods, reproduction runs for raw materials, and preparation of raw materials and finished product specifications for future full scale GMP manufacture of PRP.

Interest Expense/Income

Interest expense increased by approximately $8,200 to $494,989 for the three months ended December 31, 2018, as compared to $486,754 for the three months ended December 31, 2017. Interest expense is primarily comprised of approximately $85,900 of debt discount amortization and approximately $355,500 accretion of debt premium. This increase is primarily attributable to a decrease in the issuance of derivative debt resulting in lower amortization of debt discount offset by higher accretion amounts of convertible notes with discounted debt features during the quarter ended December 31, 2018.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities increased by approximately $299,500 to a gain of $39,470 for the three months ended December 31, 2018, as compared to a loss of $260,045 for the three months ended December 31, 2017. This increase is primarily attributable to the decrease in derivative debt on our books due to full conversion or payoff of convertible notes during the three months ended December 31, 2018.

Gain (loss) on Debt Settlements, Net

Gain (loss) on settlement of debt decreased by approximately $28,000 to a loss of $132 for the three months ended December 31, 2018, as compared with a gain of $28,244 for the three months ended December 31, 2017. The decrease in gain (loss) on settlement of debt is primarily attributable to the write off of old accruals for the three months ended December 31, 2017.

Foreign Currency Transaction Loss

Foreign currency transaction increased by approximately $190,000 to a loss of $333,205 for the three months ended December 31, 2018, as compared with a loss of $142,944 for the three months ended December 31, 2017. The increase in foreign currency transaction loss is primarily attributable to greater fluctuation in exchange rates in the three months ended December 31, 2018, as compared to the three months ended December 31, 2017.

Net loss

Net loss decreased by approximately $751,900 to $1,450,038 for the three months ended December 31, 2018, as compared to a net loss of $2,201,979 for the three months ended December 31, 2017. The decrease is primarily attributable a decrease in operating loss of approximately $679,000 and a decrease in the gain on debt extinguishment of approximately $63,000.

For the Six Months Ended December 31, 2018, as compared to the Six Months Ended December 31, 2017

Revenue

For the six months ended December 31, 2018 and 2017 we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense increased by approximately $14,300 to $1,041,194 for the six months ended December 31, 2018, as compared to $1,026,848 for the six months ended December 31, 2017. This increase is primarily attributable to an increase of approximately $154,000 in investor relations expense, an increase of approximately $99,000 in legal fees and an increase of approximately $177,000 in employee leave for the six months ended December 31, 2018, offset by a decrease in stock based expense of approximately $262,000 that was related to a grant of stock options to our directors in April 2016, a decrease in consulting expense of approximately $146,000.

Occupancy Expense

Occupancy expense decreased by approximately $1,200 to $14,527 for the six months ended December 31, 2018, as compared to $15,729 for the six months ended December 31, 2017. The decrease primarily relates to the fluctuation in foreign currency exchange rates of approximately $1,100 in the six months ended December 31, 2018.

Research and Development Expenses

Research and development expenses decreased by approximately $1,477,500 to $150,970 for the six months ended December 31, 2018, as compared to $1,598,468 for the six months ended December 31, 2017. The decrease in research and development expenditures is primarily attributable to completion of process development activities and preparation for commencement of the engineering run and subsequent GMP manufacture of PRP for clinical trials in the six months ended December 31, 2017, which clinical trials we hope to commence if we raise sufficient proceeds in 2019 calendar year via the Equity Line or by raising additional capital. This includes raw material purification and stabilization process development, development of analytical quality assurance and control methods, reproduction runs for raw materials, and preparation of raw materials and finished product specifications for future full scale GMP manufacture of PRP.

Interest Expense/Income

Interest expense decreased by approximately $259,700 to $1,119,527 for the six months ended December 31, 2018, as compared to $1,379,186 for the six months ended December 31, 2017. Interest expense is primarily comprised of approximately $304,000 of debt discount amortization and approximately $699,000 of accretion of debt premium. This decrease is primarily attributable to a decrease in the issuance of derivative debt resulting in lower amortization of debt discount, along with a decrease in issuance of convertible notes with discounted debt features during the quarter ended December 31, 2018.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities increased by approximately $1,702,000 to a loss of $1,931,646 for the six months ended December 31, 2018, as compared to a loss of $229,771 for the six months ended December 31, 2017. This increase is primarily attributable to an increase in the volatility of the prices of our shares of common stock along with a decrease in stock price during the quarter ended December 31, 2018, which resulted in the recognition of such greater loss.

Gain (loss) on Debt Settlements, Net

Gain (loss) on settlement of debt decreased by approximately $22,500 to a gain of $14,289 for the six months ended December 31, 2018, as compared with a gain of $36,814 for the six months ended December 31, 2017. The decrease in gain (loss) on settlement of debt is primarily attributable to fewer debt settlement agreements entered into in the six months ended December 31, 2018.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction increased by approximately $604,800 to a loss of $613,912 for the six months ended December 31, 2018, as compared with a loss of $9,152 for the six months ended December 31, 2017. The increase in foreign currency transaction loss is primarily attributable to greater fluctuation in exchange rates in the six months ended December 31, 2018, as compared to the six months ended December 31, 2017.

Net loss

Net loss decreased by approximately $551,000 to $3,574,974 for the six months ended December 31, 2018, as compared to a net loss of $4,125,722 for the six months ended December 31, 2017. The decrease is primarily attributable to an increase in unrealized loss resulting in change in fair value of derivative liabilities of approximately $1,702,000, an increase in the gain of debt extinguishment of approximately $1,249,000 offset by a decrease in operating loss of approximately $1,434,000.

Liquidity and Capital Resources

Current Financial Condition

As of December 31, 2018, we had total assets of $712,597, comprised primarily of cash of 124,538, GST tax receivable of $8,639, prepaid expenses and other current assets of $254,878, deferred offering costs of $313,923 and property and equipment, net, of $8,505. This compares with total assets of $71,387 as of June 30, 2018, comprised primarily of cash of $19,921, GST tax receivable of $6,257, prepaid expenses and other current assets of $34,712 and property and equipment, net, of $8,277.

As of December 31, 2018, we had current liabilities of $4,616,633, primarily comprised of net convertible debt of $2,798,624, accounts payable and accrued expenses of $1,359,531, employee benefit liability of $308,519 and embedded conversion option liabilities of $66,490. This compares with current liabilities of $6,823,307, primarily comprised of net convertible debt of $4,699,299, accounts payable and accrued expenses of $1,521,773 and embedded conversion option liabilities of $371,532, as of June 30, 2018.

We have funded and continue to fund our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants’ expenses and travel expenses.

During the six months ended December 31, 2018 and as of the date of this Quarterly Report, we borrowed gross proceeds of approximately $1,130,000 from the sale of convertible promissory notes during with various maturity dates ranging from June 29, 2019 to October 2, 2019. In addition, during the six months ended December 31, 2018 and as of the date of this Quarterly Report, we received gross proceeds of approximately $1,000,000 from the put notices that we submitted to L2 Capital as of such date, to purchase an aggregate of 56,600,000 shares of our common stock.

We have substantial capital resource requirements and have incurred significant losses since inception. As of December 31, 2018, we had $124,538 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. We intend to continue to use the proceeds of the Equity Line or seek other financing to generate additional cash to fund our operations and business expenses, including research and development. As of February 2018, we have reached the maximum number of shares that we can put under the Equity Line, and therefore, we will need to file with the SEC a new registration statement registering additional shares under the Equity Line if we determine to continue to utilize the Equity Line. If we are unable to access the Equity Line as described in the notes to our condensed consolidated financial statements included elsewhere in this Quarter Report, we believe our current available cash may be insufficient to meet our cash needs for the near future, including for planned clinical trials. We may then need to borrow additional amounts via the issuance of convertible notes on terms similar to the notes described in this Quarterly Report and/or obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. On February 4, 2019, we entered into a letter agreement with a certain investment bank, pursuant to which we retained such investment bank as our exclusive placement agent through May 31, 2019. In the event of the closing of an offering during such period (or the tail period after, if applicable), such investment bank would receive a percentage of the proceeds in cash and a percentage of the shares of our common stock issued in the offering as warrants. There can be no assurances that the Equity Line or any other financing will be available in amounts or terms acceptable to us, if at all. The failure by us to obtain such financing at reasonable terms would have a material adverse effect upon our business and plan of operations, financial condition and results of operations, and adversely affect our ability to complete ongoing activities in connection with our research and development programs, including initiating planned clinical trials.

Sources and Uses of Cash

	For the Six Months Ended December 31,
	2018	2017
Net cash used in operating activities	$(1,056,786)	$(1,071,326)
Net cash used in investing activities	$(1,662)	$-
Net cash provided by financing activities	$1,225,892	$1,274,000
Effect of exchange rate changes on cash	$(62,827)	$(159,221)

Net cash used in operating activities was $1,056,786 for the six months ended December 31, 2018, as compared to $1,071,326 for the six months ended December 31, 2017. This fluctuation is due to a decrease in accounts payable of approximately $980,000, along with fluctuations in changes in foreign currency transaction gains and losses, changes related to the valuation of new derivative liabilities and the revaluation of existing derivative liabilities in the six months ended December 31, 2018.

Net cash used in investing activities was $1,662 for the six months ended December 31, 2018, as compared to $0 for the six months ended December 31, 2017. This fluctuation is due to the purchase of fixed assets in the six months ended December 31, 2018.

Cash flows provided by financing activities for the six months ended December 31, 2018 were $1,225,892, as compared to $1,274,000 for the six months ended December 31, 2017. During the six months ended December 31, 2018, we received proceeds from the sale of convertible promissory notes of $1,054,089. During the six months ended December 31, 2017, we received proceeds from convertible promissory notes of $1,274,000.

The effect of the exchange rate on cash resulted in a $62,827 negative adjustment to cash flows in the six months ended December 31, 2018, as compared to a negative adjustment of $159,211 to cash flows in the six months ended December 31, 2017. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

Going Concern Qualification

We did not generate any revenue for the six months ended December 31, 2018 and 2017 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2018 and 2017. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds. Management is currently seeking additional funds to operate our business, primarily through the issuance of equity and/or debt securities for cash, including continuing to utilize the Equity Line. No assurance can be given that the Equity Line will continue to be available or other financing will be available or, if available, that it will be in amounts or on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation(the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2018:

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

Subject to raising sufficient additional capital, we plan to take a number of actions in the future to correct these material weaknesses including, but not limited to, establishing an audit committee of our board of directors comprised of at least two independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. If we receive sufficient capital, we hope to hire a qualified part- or full-time chief financial officer as the first step in building out our accounting department. We will need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the second quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CEO and CFO Certifications

Exhibit 31.1 to this Quarterly Report is the Certifications of our Chief Executive Officer and the Chief Financial Officer. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 4.of this Quarterly Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Item 1A. Risk Factors.

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

Issuance of Shares of Common Stock upon Conversion ― during the quarter ended December 31, 2018, we issued 63,842,216 shares of our common stock at an average conversion price of $0.02, ranging from $0.008 to $0.04 as a result of the conversion of principal and interest in the aggregate amount of $1,095,100 underlying certain convertible notes converted during such period.

Issuance of Shares of Common Stock ― during the quarter ended December 31, 2018, we issued 3,000,000 shares of our common stock to consultants for services provided to us.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

As of December 31, 2018, we were in default under certain convertible promissory notes issued to certain noteholders on August 8, 2017 and December 27, 2017 for failure to pay an aggregate of $597,435 of principal and accrued interest as of August 8, 2018 and December 27, 2018, the respective maturity dates of such notes. We are currently in discussions with such noteholders to extend such maturity dates. See Note 5 – Convertible Notes to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On February 4, 2019, we entered into a letter agreement with a certain investment bank (the “Investment Bank”), pursuant to which we retained the Investment Bank as our exclusive placement agent through May 31, 2019. In the event of the closing of an offering during such period (or the tail period after, if applicable) the Investment Bank would receive a percentage of the proceeds in cash and a percentage of the shares of common stock issued by us in the offering as warrants.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, dated November 11, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, dated July 9, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of January 23, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of August 28, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 27, 2018).

4.1	Certificate of Designation of Series A Preferred Stock of the Company, dated December 2, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

4.2	Certificate of Designation of Series B Preferred Stock of the Company, dated June 16, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

4.3	8% Convertible Redeemable Junior Subordinated Note due October 31, 2017 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2016).

4.4	8% Convertible Redeemable Junior Subordinated Back End Note due October 31, 2107 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2016).

4.5	10% per Annum, $250,000 Junior Subordinated Convertible Note (Note #1) issued to Regal Consulting (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 23, 2016).

4.6	10% per Annum, $250,000 Junior Subordinated Convertible Note (Note #2) issued to Regal Consulting (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 23, 2016).

4.7	8% Convertible Redeemable Promissory Note due December 2, 2018 issued to Delafield Limited Investments (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.8	Common Stock Purchase Warrant to Delafield Limited Investments, dated December 2, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.9	8% Convertible Redeemable Junior Subordinated Promissory Note due December 21, 2017 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

4.10	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due December 21, 2017 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

4.11	8% Convertible Redeemable Junior Subordinated Promissory Note due January 27, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2017).

4.12	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due January 27, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 3, 2017).

4.13	8% Convertible Redeemable Junior Subordinated Note due March 1, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.3 to the Company’ Quarterly Report on Form 10-Q filed on May 8, 2017).

4.14	8% Convertible Redeemable Junior Subordinated Note (Back End Note) due March 1, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017).

4.15	8% Convertible Redeemable Junior Subordinated Promissory Note due May 17, 2018, issued to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017).

4.16	8% Convertible Redeemable Junior Subordinated Promissory Note due September 12, 2018 issued to GS Capital, LLC (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

4.17	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due September 12, 2018 issued to GS Capital, LLC (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

4.18	8% Convertible Redeemable Junior Subordinated Note due October 25, 2018 issued to Eagle Equities, LLC, dated November 3, 2017 (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

4.19	8% Convertible Redeemable Junior Subordinated Back End Note due October 25, 2018 issued to Eagle Equities, LLC, dated November 3, 2017 (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

4.20	Collateralized Secured Promissory Note (Bank End Note) due June 25, 2018 (incorporated by reference to Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

4.21	8% Convertible Redeemable Note due December 29, 2018 issued to Eagle Equities, LLC, dated December 29, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

4.22	8% Convertible Redeemable Note due January 22, 2019 issued to Power Up Lending Group LTD., dated January 22, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

4.23	8% Convertible Redeemable Note due March 21, 2019 issued to GS Capital Partners, LLC, dated March 21, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

4.24	8% Convertible Redeemable Back End Note due March 21, 2019 issued to GS Capital Partners, LLC, dated March 21, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

4.25	Collateralized Secured Promissory Note due November 23, 2018 issued to GS Capital Partners, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

4.26	8% Convertible Redeemable Note due April 13, 2019 issued to GS Capital Partners, LLC, dated April 13, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

4.27	8% Convertible Redeemable Back End Note due April 13, 2019 issued to GS Capital Partners, LLC, dated April 13, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

4.28	Collateralized Secured Promissory Note due December 13, 2018 issued to GS Capital Partners, LLC, dated April 13, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

4.29	8% Convertible Redeemable Note due June 14, 2019 issued to Eagle Equities, LLC, dated June 14, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 20, 2018).

4.30	8% Convertible Redeemable Note due June 26, 2019 issued to JSJ Investments Inc., dated June 26, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018).

4.31	8% Convertible Redeemable Note due June 29, 2019 issued to Coventry Enterprises, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.32	8% Convertible Redeemable Back End Note due June 29, 2019 issued to Coventry Enterprises, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.33	Collateralized Secured Promissory Note due February 29, 2019 issued to Coventry Enterprises, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.34	8% Convertible Redeemable Note due July 13, 2019 issued to Eagle Equities, LLC, dated July 13, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2018).

4.35	8% Convertible Redeemable Note due August 28, 2019 issued to Power Up Lending Group Ltd., dated August 28, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

4.36	8% Convertible Redeemable Note due August 29, 2019 issued to Eagle Equities, LLC, dated August 29, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

4.37	8% Convertible Redeemable Note, dated October 2, 2019, issued by the Company to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.38	8% Convertible Redeemable Note, dated October 2, 2019, issued by the Company to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.39	8% Convertible Redeemable Back End Note, dated October 2, 2019, issued by the Company to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.40	Collateralized Secured Promissory Note, dated October 2, 2018, issued by GS Capital Partners, LLC to the Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.41	8% Convertible Redeemable Note, dated November30, 2018, issued by the Company to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 6, 2018).

4.42	8% Convertible Redeemable Note, dated December24, 2018, issued by the Company to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018).

10.1	Debt Settlement Agreement, dated February 4, 2015, between the Company and James Nathanielsz (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.2	Debt Settlement Agreement, dated February 4, 2015, between the Company and Julian Kenyon (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.3	Addendum, dated March 11, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 11, 2016).

10.4†	Employment Agreement, dated February 25, 2015, between the Company and James Nathanielsz (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.5†	Director Agreement, dated February 25, 2015, between the Company and Julian Kenyon (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.6†	Form of Scientific Advisory Board Member Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on March 25, 2016).

10.7†	Amendment No. 1 to Employment Agreement, dated April 14, 2016, between the Company and James Nathanielsz (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016).

10.8†*	Amendment No. 2 to Employment Agreement, dated September 25, 2017, between the Company and James Nathanielsz (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on September 17, 2018).

10.9	Manufacturing Services Agreement, dated August 12, 2016, between the Company and Amatsigroup NV (fka Q-Biologicals NV) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.10	Quality Assurance Agreement, dated August 12, 2016, between the Company and Amatsigroup NV (fka Q-Biologicals NV) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.11	Securities Purchase Agreement, dated October 31, 2016, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2016).

10.12	Consulting Agreement, dated November 18, 2016, between the Company and Regal Consulting, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2016).

10.13	Securities Purchase Agreement, dated December 21, 2016, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

10.14	Securities Purchase Agreement, dated December 21, 2016, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

10.15	Securities Purchase Agreement, dated January 30, 2016, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2017).

10.16	Securities Purchase Agreement, dated March 1, 2017, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017).

10.17	Securities Purchase Agreement, dated as of May 17, 2017, between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017).

10.18	Securities Purchase Agreement, dated as of September 12, 2017, between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

10.19	Securities Purchase Agreement, dated October 25, 2017, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

10.20	Securities Purchase Agreement, dated as of December 29, 2017, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

10.21	Securities Purchase Agreement, dated January 22, 2018, between the Company and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

10.22	Securities Purchase Agreement, dated as of March 23, 2018, between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

10.23	Securities Purchase Agreement, dated as of April 13, 2018, between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

10.24	Securities Purchase Agreement, dated as of June 14, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2018).

10.25	Securities Purchase Agreement, dated as of July 13, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2018).

10.26	Securities Purchase Agreement, dated August 28, 2018, between the Company and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

10.27	Securities Purchase Agreement, dated August 29, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

10.28	Securities Purchase Agreement by and between the Company and Coventry Enterprises, LLC, dated as of June 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

10.29	Securities Purchase Agreement, dated October 2, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

10.30	Securities Purchase Agreement, dated October 2, 2018, between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

10.31	Equity Purchase Agreement, dated October 5, 2018, between the Company and L2 Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

10.32	Registration Rights Agreement, dated October 5, 2018, between the Company and L2 Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

10.33	Securities Purchase Agreement, dated November 30, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2018).

10.34	Securities Purchase Agreement, dated as of December 24, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: February 14, 2019	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)

