Form 10-Q
period 2019-03-31
Propanc Biopharma, Inc.
filed 2019-05-15
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

n/a

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of principal U.S. market on which traded
Common stock, $0.001 par value	PPCB	OTCQB

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

As of May 10, 2019, there were 420,800,048 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

Page
Condensed Consolidated Balance Sheets at March 31, 2019 (unaudited) and June 30, 2018	F-1

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2019 and 2018 (unaudited)	F-2

Condensed Consolidated Statement of Changes in Stockholders’ Deficit for each of the three quarters in the period ended March 31, 2018 (unaudited)	F-3

Condensed Consolidated Statement of Changes in Stockholders’ Deficit for each of the three quarters in the period ended March 31, 2019 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2019 and 2018 (unaudited)	F-5

Notes to the condensed consolidated financial statements (unaudited)	F-6

3

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	June 30, 2018
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$107,210	$19,921
GST tax receivable	4,379	6,257
Prepaid expenses and other current assets	137,013	34,712

TOTAL CURRENT ASSETS	248,602	60,890

Security deposit - related party	2,131	2,220
Property and equipment, net	9,183	8,277

TOTAL ASSETS	$259,916	$71,387

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$854,954	$1,157,369
Accrued expenses and other payables	334,706	364,404
Convertible notes and related accrued interest, net of discounts and premiums	2,067,717	4,699,299
Embedded conversion option liabilities	11,097	371,532
Due to directors - related parties	31,587	32,898
Loans from directors and officer - related parties	52,570	54,753
Employee benefit liability	320,308	143,052

TOTAL CURRENT LIABILITIES	3,672,939	6,823,307

Commitments and Contingencies (See Note 7)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	5,000	5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 and 1 share issued and outstanding as of March 31, 2019 and June 30, 2018, respectively	-	-
Common stock, $0.001 par value; 4,000,000,000 shares authorized; 385,213,469 and 46,429,423 shares issued; 385,188,991 and 46,404,945 outstanding as of March 31, 2019 and June 30, 2018, respectively	385,213	46,429
Additional paid-in capital	44,805,892	38,167,877
Accumulated other comprehensive income	876,857	357,929
Accumulated deficit	(49,439,508)	(45,282,678)
Treasury stock (24,478 shares)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(3,413,023)	(6,751,920)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$259,916	$71,387

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2019	2018	2019	2018

REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	511,822	723,992	1,553,016	1,750,840
Occupancy expenses	7,248	8,005	21,775	23,734
Research and development	52,655	75,138	203,625	1,673,606
TOTAL OPERATING EXPENSES	571,725	807,135	1,778,416	3,448,180

LOSS FROM OPERATIONS	(571,725)	(807,135)	(1,778,416)	(3,448,180)

OTHER INCOME (EXPENSE)
Interest expense	(189,809)	(830,911)	(1,309,336)	(2,210,097)
Interest income	2	15	29	82
Change in fair value of derivative liabilities	16,666	207,736	(1,914,980)	(22,035)
Gain (loss) on debt settlements, net	(89)	(71,151)	14,200	(34,337)
Gain (loss) on extinguishment of debt, net	38,726	240,301	1,204,242	156,574
Foreign currency transaction gain (loss)	125,099	(230,346)	(488,813)	(239,498)
TOTAL OTHER INCOME (EXPENSE)	(9,405)	(684,356)	(2,494,658)	(2,349,311)

LOSS BEFORE TAXES	(581,130)	(1,491,491)	(4,273,074)	(5,797,491)

TAX BENEFIT	(726)	485	116,244	180,763

NET LOSS	$(581,856)	$(1,491,006)	$(4,156,830)	$(5,616,728)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.06)	$(0.02)	$(0.42)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	325,256,274	23,426,370	210,626,088	13,247,004

NET LOSS	$(581,856)	$(1,491,006)	$(4,156,830)	$(5,616,728)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	(115,567)	198,634	518,928	28,370

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(115,567)	198,634	518,928	28,370

TOTAL COMPREHENSIVE INCOME (LOSS)	$(697,423)	$(1,292,372)	$(3,637,902)	$(5,588,358)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT

FOR EACH OF THE THREE QUARTERS IN THE PERIOD ENDED MARCH 31, 2018

(Unaudited)

	Preferred stock									Accumulated
	Series A		Series B		Common Stock		Additional			Other	Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (loss)	Stockholders’ Deficit

Balance at June 30, 2017	500,000	$5,000	1	$-	4,578,284	$4,578	$32,980,420	$(38,243,523)	$(46,477)	$(141,749)	$(5,441,751)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	2,081,462	$2,081	$482,426	-	-	-	$484,507

Reclassification of premium upon debt conversion	-	-	-	-	-	-	$128,333	-	-	-	$128,333

Issuance of stock for services	-	-	-	-	15,000	$15	$39,829	-	-	-	$39,844

Stock option expense	-	-	-	-	-	-	$164,881	-	-	-	$164,881

Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	$(189,593)	$(189,593)

Net loss for the three months ended September 30, 2017	-	-	-	-	-	-	-	$(1,923,743)	-	-	$(1,923,743)

Balance at September 30, 2017	500,000	5,000	1	-	6,674,746	6,675	33,795,889	(40,167,266)	(46,477)	(331,342)	(6,737,522)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	11,018,538	$11,019	$882,402	-	-	-	$893,421

Reclassification of premium upon debt conversion	-	-	-	-	-	-	$209,103	-	-	-	$209,103

Extinguishment of derivative liability associated with convertible notes	-	-	-	-	-	-	$502,873	-	-	-	$502,873

Stock option expense							$165,456				$165,456

Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	$19,329	$19,329

Net loss for the three months ended December 31, 2017	-	-	-	-	-	-	-	$(2,201,979)	-	-	$(2,201,979)

Balance at December 31, 2017	500,000	5,000	1	-	17,693,284	17,693	35,555,722	(42,369,245)	(46,477)	(312,013)	(7,149,320)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	13,391,126	$13,391	$975,426	-	-	-	$988,817

Reclassification of premium upon debt conversion	-	-	-	-	-	-	$341,370	-	-	-	$341,370

Extinguishment of derivative liability associated with convertible notes	-	-	-	-	-	-	$198,665	-	-	-	$198,665

Issuance of stock for services	-	-	-	-	-	-	$139,926	-	-	-	$139,926

Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	$198,634	$198,634

Net loss for the three months ended March 31, 2018	-	-	-	-	-	-	-	$(1,491,006)	-	-	$(1,491,006)

Balance at March 31, 2018	500,000	$5,000	1	$-	31,084,410	$31,084	$37,211,109	$(43,860,251)	$(46,477)	$(113,379)	$(6,772,914)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT

FOR EACH OF THE THREE QUARTERS IN THE PERIOD ENDED MARCH 31, 2019

(Unaudited)

	Preferred stock									Accumulated
	Series A		Series B		Common Stock		Additional			Other	Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (loss)	Stockholders’ Deficit

Balance at June 30, 2018	500,000	$5,000	1	$-	46,429,423	$46,429	$38,167,877	$(45,282,678)	$(46,477)	$357,929	$(6,751,920)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	129,142,548	$129,143	$1,284,175	-	-	-	$1,413,318

Reclassification of premium upon debt conversion	-	-	-	-	-	-	$600,209	-	-	-	$600,209

Extinguishment of derivative liability associated with convertible notes	-	-	-	-	-	-	$1,029,039	-	-	-	$1,029,039

Exercise of warrants	-	-	-	-	12,000	$12	$18	-	-	-	$30

Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	$276,216	$276,216

Net loss for the three months ended September 30, 2018	-	-	-	-	-	-	-	$(2,124,936)	-	-	$(2,124,936)

Balance at September 30, 2018	500,000	5,000	1	-	175,583,971	175,584	41,081,318	(47,407,614)	(46,477)	634,145	(5,558,044)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	63,842,216	$63,842	$1,031,258	-	-	-	$1,095,100

Reclassification of premium upon debt conversion	-	-	-	-	-	-	$708,184	-	-	-	$708,184

Issuance of common stock under put premium	-	-	-	-	27,000,000	$27,000	$547,560	-	-	-	$574,560

Issuance of stock for services	-	-	-	-	3,000,000	$3,000	$66,000	-	-	-	$69,000

Issuance of stock for offering costs	-	-	-	-	3,850,597	$3,851	$295,072	-	-	-	$298,923

Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	$358,279	$358,279

Net loss for the three months ended December 31, 2018	-	-	-	-	-	-	-	$(1,450,038)	-	-	$(1,450,038)

Balance at December 31, 2018	500,000	5,000	1	-	273,276,784	273,276	43,729,392	(48,857,652)	(46,477)	992,424	(3,904,036)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	70,336,685	$70,337	$512,994	-	-	-	$583,331

Issuance of common stock under put premium					36,600,000	$36,600	$420,819				$457,419

Extinguishment of derivative liability associated with convertible notes	-	-	-	-	-	-	$361,610	-	-	-	$361,610

Issuance of stock for services	-	-	-	-	5,000,000	$5,000	$95,000	-	-	-	$100,000

Amortization of offering costs	-	-	-	-	-	-	$(313,923)	-	-	-	$(313,923)

Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	$(115,567)	$(115,567)

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	$(581,856)	-	-	$(581,856)

Balance at March 31, 2019	500,000	$5,000	1	$-	385,213,469	$385,213	$44,805,892	$(49,439,508)	$(46,477)	$876,857	$(3,413,023)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,156,830)	$(5,616,728)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	197,247	139,845
Issuance of convertible promissory notes for services	-	310,000
(Gain) loss on settlements, net	(14,200)	34,337
Foreign currency transaction loss (gain)	488,813	239,498
Depreciation expense	1,661	1,684
Amortization of debt discounts	363,420	628,066
Change in fair value of derivative liabilities	1,914,980	22,035
Gain on extinguishment of debt	(1,296,376)	(156,574)
Stock option expense	-	491,058
Reduction of put premium due to payment of debt	-	(80,769)
Accretion of put premium	767,000	1,492,516
Changes in Assets and Liabilities:
GST receivable	1,652	5,864
Prepaid expenses and other assets	(130,851)	(83,305)
Accounts payable	(245,642)	745,659
Employee benefit liability	185,510	20,076
Accrued expenses	(16,792)	(76,514)
Accrued interest	146,603	153,167
NET CASH USED IN OPERATING ACTIVITIES	(1,793,805)	(1,730,085)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,874)	-
NET CASH USED IN INVESTING ACTIVITIES	(2,874)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayments	-	(2,345)
Proceeds from convertible promissory notes	1,236,000	2,385,781
Repayments of convertible promissory notes	(272,000)	(490,181)
Proceeds from the issuance of common stock	1,031,979	-
Fees associated with offering costs	(15,000)	-
Debt issuance cost	(60,850)	-
Proceeds from the exercise of warrants	30	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,920,159	1,893,255

Effect of exchange rate changes on cash	(36,191)	(222,917)

NET INCREASE (DECREASE) IN CASH	87,289	(59,747)

CASH AT BEGINNING OF PERIOD	19,921	69,043
CASH AT END OF PERIOD	$107,210	$9,296

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$100,719	$16,899
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$1,670,003	$678,806
Conversion of convertible notes and accrued interest to common stock	$3,091,749	$2,174,699
Deferred financing costs associated with equity purchase agreement	$318,059	$-
Discounts related to derivative liability	$50,000	$510,000

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of March 31, 2019, there has been no activity within this entity.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

No.	Title	Country	Case Status	Date Filed
1.	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic reduction agent.	USA, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Turkey, United Kingdom, Australia, China, Japan, Indonesia, Israel, New Zealand, Malaysia, Singapore, Malaysia South Africa, Mexico, Republic of Korea and India	Granted	Oct-22-2010

		Brazil and Canada	Under Examination Divisional applications filed and under examination in Mexico and China

		USA	Divisional application granted

2.	Proenzyme composition	Australia, Canada, China, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, New Zealand, Singapore, South Africa and USA	Application filed and pending	Nov-11-2016

3.	Cancer Treatment	Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Malaysia, New Zealand, Singapore and USA	Application filed and pending	Jan-27-2017

4.	Composition of proenzymes for cancer treatment	Australia, China, Europe, Japan and USA	Application filed and pending	Apr-12-2017

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

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended March 31, 2019 and 2018 and cash flows for the nine months ended March 31, 2019 and 2018 and our financial position at March 31, 2019 have been made. The Company’s results of operations for the three and nine months ended March 31, 2019 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2019.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive subsidiary at March 31, 2019.

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

Foreign Currency Translation and Other Comprehensive Income (Loss)

The Company’s functional currency is the Australian dollar (AUD). For financial reporting purposes, the Australian dollar has been translated into United States dollar ($) and/or (USD) as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statements of operations and comprehensive income (loss) as other comprehensive income (loss). There have been no significant fluctuations in the exchange rate for the conversion of Australian dollars to USD after the balance sheet date.

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

As of March 31, 2019 and June 30, 2018, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2019	June 30, 2018
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.7104	0.7399

Average exchange rate for the period
USD : AUD exchange rate	0.7203	0.7753

The exchange rates used to translate amounts in AUD into USD for the period ended March 31, 2018 are: 0.7816 as of the balance sheet date and 0.7690 average exchange rate for that period.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Change in Accumulated Other Comprehensive Income (Loss) by component during the nine months ended March 31, 2019 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2018	$357,929
Foreign currency translation gain	518,928
Ending balance, March 31, 2019	$876,857

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

Also see Note 10 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of March 31, 2019 or June 30, 2018.

Patents

Patents are stated at cost and reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any product costs as long as we are in the startup stage. Accordingly, as the Company’s products were and are not currently approved for market, all patent costs incurred from 2013 through March 31, 2019 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

As of March 31, 2019 and June 30, 2018, the Company was owed $4,379 and $6,257, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

MARCH 31, 2019

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the three months ended March 31, 2019 and 2018 were $52,655 and $75,138, respectively. Total research and development costs for the nine months ended March 31, 2019 and 2018 were $203,625 and $1,673,606, respectively.

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

During each of the nine months ended March 31, 2019 and 2018, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $116,244 and $180,763, respectively, which is reflected as a tax benefit in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. As of March 31, 2019, there were 29,517 warrants outstanding, 572,000 stock options and 11 convertible notes payable, which notes are convertible into approximately 118,197,663 shares of the Company’s common stock (based on the closing price on the last trading day of the quarter ended March 31, 2019). Each holder of the notes has agreed to a 4.99% beneficial ownership conversion limitation (subject to certain noteholders’ ability to increase such limitation to 9.99% upon 60 days’ notice to the Company), and each note may not be converted during the first six-month period from the date of issuance. Such securities are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Recent Accounting Pronouncements

Certain FASB Accounting Standard Updates (“ASU”) that are not effective until after March 31, 2019 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

Future pronouncements are as follows:

ASU 2016-02 - In February 2016, the FASB issued ASU No. 2016-02: “Leases (Topic 842)” whereby lessees will need to recognize almost all leases on their balance sheet as a right of use asset and a lease liability. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company plans to adopt this ASU effective July 1, 2019 and at present, doesn’t believe the adoption of the ASU will have a material effect on the consolidated financial statements.

ASU 2017-11 - In July 2017, the FASB issued ASU 2017-11 “Earnings Per Share (Topic 260)”. The amendments in the update change the classification of certain equity-linked financial instruments (or embedded features) with down round features. The amendments also clarify existing disclosure requirements for equity-classified instruments. For freestanding equity-classified financial instruments, the amendments require entities that present earnings per share (“EPS”) in accordance with Topic 260, Earnings Per Share, to recognize the effect of the down round feature when it is triggered. That effect is treated as a dividend and as a reduction of income available to common shareholders in basic EPS. Convertible instruments with embedded conversion options that have down round features would be subject to the specialized guidance for contingent beneficial conversion features (in Subtopic 470-20, Debt—Debt with Conversion and Other Options), including related EPS guidance (in Topic 260). For public business entities, the amendments in Part I of this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company will adopt this next fiscal year, effective July 1, 2019, and doesn’t believe, based on current outstanding dilutive instruments, the adoption of this ASU will have a material effect on the consolidated financial statements.

ASU 2018-07 - In June 2018, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation – Stock Compensation (Topic 718). This update is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. This standard will be effective for financial statements issued by public companies for the annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. The Company plans to adopt this ASU, effective July 1, 2019, and at present, doesn’t believe the adoption of the ASU will have a material effect on the consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the nine months ended March 31, 2019, the Company had no revenues, had a net loss of $4,156,830 and had net cash used in operations of $1,793,805. Additionally, as of March 31, 2019, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $3,424,337, $3,413,023 and $49,439,508, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

NOTE 3 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to director - related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at March 31, 2019 and June 30, 2018 is $31,587 and $32,898, respectively. The Company plans to repay the notes as its cash resources allow.

NOTE 4 – LOANS AND NOTES PAYABLE

Loans from Directors and Officer - Related Parties

Loans from the Company’s directors and officer at March 31, 2019 and June 30, 2018 were $52,570 and $54,753, respectively. The loans bear no interest and are all payable on demand. The Company did not repay any amount on these loans during the nine months ended March 31, 2019.

NOTE 5 – CONVERTIBLE NOTES

The Company’s convertible notes outstanding at March 31, 2019 were as follows:

Convertible notes and debenture	$1,179,145
Unamortized discounts	(25,162)
Accrued interest	85,570
Premiums	828,164
Convertible notes, net	$2,067,717

Eagle Equities Financing Agreements

December 12, 2016 Securities Purchase Agreement

On December 12, 2016, the Company entered into a Securities Purchase Agreement, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $100,000. The first note (the “December 12 Note”) was funded with cash and the second note (the “December 12 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “December 12 Note Receivable”). The terms of the December 12 Eagle Back-End Note require cash funding prior to any conversion thereunder. The December 12 Note Receivable is due December 12, 2017, unless certain conditions are not met, in which case both the December 12 Eagle Back-End Note and the December 12 Note Receivable may both be cancelled. Both the December 12 Note and the December 12 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the December 12 Note and the December 12 Eagle Back-End Note are convertible into the Company’s common stock at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On April 11, 2017, the Company received payment of the December 12 Note Receivable in the amount of $100,000 that offset the December Eagle Back-End Note. Proceeds from the Note Receivable of $5,000 were paid directly to legal fees resulting in net cash proceeds of $95,000 received by the Company. As a result, the December 12 Eagle Back-End Note is now convertible. The December 12 Note and the December 12 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $66,667 as each of the notes were funded. As of June 30, 2018, the outstanding principal under the December 12 Note along with $8,296 of accrued interest was fully converted into shares of the Company’s common stock. As of March 31, 2019, the outstanding balance of $100,000 under the December 12 Eagle Back-End Note along with $13,144 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

January 27, 2017 Securities Purchase Agreement

On January 27, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $230,000. The first note (the “January 2017 Eagle Note”) was funded with cash and the second note (the “January 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “January 2017 Eagle Note Receivable”). The terms of the January 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The January 2017 Eagle Note Receivable is due September 27, 2017, unless certain conditions are not met, in which case both the January 2017 Eagle Back-End Note and the January 2017 Eagle Note Receivable may both be cancelled. Both the January 2017 Eagle Note and the January 2017 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the January 2017 Eagle Note and the January 2017 Eagle Back-End Note are convertible into common stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On May 4, 2017, the Company received a partial payment of the January 2017 Note Receivable in the amount of $40,000 and on June 3, 2017 the balance of $190,000 was funded, of which $11,250 was paid directly to legal fees. As a result, the January 2017 Eagle Back-End Note is now convertible. The January 2017 Eagle Note and the January 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company is recording a put premium of $153,333 as each of the notes were funded. As of June 30, 2018, the outstanding principal under the January 2017 Eagle Note along with $14,988 of accrued interest was fully converted. As of March 31, 2019, the outstanding balance of $230,000 under the January 2017 Eagle Back-End Note along with $33,356 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

March 1, 2017 Securities Purchase Agreement

On March 1, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $220,500. The first note (the “March 2017 Eagle Note”) was funded with cash and the second note (the “March 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “March 2017 Eagle Note Receivable”). The terms of the March 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. Both the March 2017 Eagle Note and the March 2017 Eagle Back-End Note had a maturity date of March 1, 2018, upon which any outstanding principal and interest was due and payable. The outstanding principal amounts plus accrued interest under both the March 2017 Eagle Note and the March 2017 Eagle Back-End Note are convertible into shares of common stock, of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On July 5, 2017, the Company received payment of the March 2017 Eagle Note Receivable in the amount of $220,500 that offset the March 2017 Eagle Back-End Note. Proceeds from the March 2017 Eagle Note Receivable of $10,500 were paid directly to legal fees resulting in net cash proceeds of $210,000 received by the Company. As a result, the March 2017 Eagle Back-End Note is now convertible. The March 2017 Eagle Note and the March 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $147,000 as each of the notes were funded. As of June 30, 2018, the outstanding principal balance under the March 2017 Eagle Note along with $20,061 of accrued interest was fully converted. As of March 31, 2019, the outstanding balance of $220,500 under the March 2017 Back-End Note along with $18,625 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in a full reduction of the put premium.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

August 9, 2017 Securities Purchase Agreement

On August 9, 2017, the Company entered into a Securities Purchase Agreement dated as of August 8, 2017, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $200,000. The first note (the “August 2017 Eagle Note”) was funded with cash and the second note (the “August 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “August 2017 Eagle Note Receivable”). The terms of the August 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The August 2017 Eagle Note Receivable is due August 8, 2018, unless certain conditions are not met, in which case both the August 2017 Eagle Back-End Note and the August 2017 Eagle Note Receivable may both be cancelled. Both the August 2017 Eagle Note and the August 2017 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the August 2017 Eagle Note and the August 2017 Eagle Back-End Note are convertible into common stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On September 14, 2017, the Company received payment of the August 2017 Eagle Note Receivable in the amount of $200,000 that offset the August 2017 Eagle Back-End Note. Proceeds from the August 2017 Eagle Note Receivable of $10,000 were paid directly to legal fees resulting in net cash proceeds of $190,000 received by the Company. As a result, the August 2017 Eagle Back-End Note is now convertible. The August 2017 Eagle Note and the August 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $133,333 as each of the notes were funded. As of June 30, 2018 $120,000 of principal under the August 2017 Eagle Note along with $5,273 in interest was converted. As of March 31, 2019, the remaining outstanding balance of $80,000 under the August 2017 Eagle Note along with $6,850 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. As of March 31, 2019, the Company has recorded $5,249 of accrued interest for the August 2017 Eagle Back-End Note and total remaining principal outstanding as of March 31, 2019 under the August 2017 Eagle Back-End Note was $65,000 as $135,000 was converted during the nine months ended March 31, 2019 (see Note 6 – Stockholders’ Deficit). The Company is currently in discussions with Eagle Equities to extend the maturity date.

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

October 25, 2017 Securities Purchase Agreement

On November 3, 2017, the Company entered into a Securities Purchase Agreement dated as of October 25, 2017, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $200,000. The first note (the “October 2017 Eagle Note”) was funded with cash and the second note (the “October 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “October 2017 Eagle Note Receivable”). The terms of the October 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The October 2017 Eagle Note Receivable is due June 25, 2018, unless certain conditions are not met, in which case both the October 2017 Eagle Back-End Note and the October 2017 Eagle Note Receivable may both be cancelled. Both the October 2017 Eagle Note and the October 2017 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the October 2017 Eagle Note and the October 2017 Eagle Back-End Note are convertible into common stock, par value $0.001 of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On December 6, 2017, the Company received payment of the October 2017 Eagle Note Receivable in the amount of $200,000 that offset the October 2017 Eagle Back-End Note. Proceeds from the October 2017 Eagle Note Receivable of $10,000 were paid directly to legal fees resulting in net cash proceeds of $190,000 received by the Company. As a result, the October 2017 Eagle Back-End Note is now convertible. The October 2017 Eagle Note and the October 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $133,333 as each of the notes were funded. As of March 31, 2019, the outstanding principal balance under the October 2017 Eagle Note along with $14,261 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. As of March 31, 2019, the outstanding principal balance under the October 2017 Eagle Back-End Note along with $13,417 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

The December 2017 Eagle Note contains an original issue discount of $25,354 such that the purchase price was $507,081. The maturity date of the December 2017 Eagle Note was December 29, 2018. The December 2017 Eagle Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time. The Company has recorded $24,241 of accrued interest for the December 2017 Eagle Note and total principal outstanding as of March 31, 2019 under the December 2017 Eagle Note was $247,445 following conversion of $284,990 of principal and $26,840 of accrued interest during the three months to March 31, 2019. The Company is currently in discussions with Eagle Equities to extend the maturity date.

Eagle Equities has the option to convert all or any amount of the principal face amount of the December 2017 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock as reported on the OTCQB for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $354,956 put premium of which $189,993 was released to additional paid in capital following conversion of $284,990 of principal during the three months to March 31, 2019.

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

As of March 31, 2019, the remaining outstanding principal balance of $105,000 under the June 14, 2018 Eagle Equities Note along with $5,199 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the June 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock as reported on the OTC quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities. However, in the event that the Company’s common stock is restricted by the Depository Trust Company (“DTC”) for any reason, the Conversion Price shall be lowered to 50% of the lowest closing bid price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least four times the number of shares issuable upon conversion of the Note for at least 60 days after the issuance of the Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The June 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $70,000 put premium which was released to additional paid in capital upon conversion of the note as discussed above.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the July 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion, subject to adjustment in certain events. Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The July 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $50,000 put premium. The Company has recorded $4,290 of accrued interest and the total principal outstanding under the July 2018 Eagle Note was $75,000 as of March 31, 2019. The Company had the right to prepay the July 2018 Eagle Note with certain penalties until January 9, 2019. No prepayment was made as of such date. As a result, the July 2018 Eagle Note is now convertible.

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

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the August 2018 Eagle Note, at any time, into shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the DTC for any reason, the Conversion Price shall be lowered to 50% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least four times the number of shares issuable upon conversion of the August 2018 Eagle Note for at least 60 days after the issuance of the August 28, 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The August 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $70,000 put premium. The Company has recorded $4,948 of accrued interest and the total principal outstanding under the August 2018 Eagle Note was $105,000 as of March 31, 2019.The Company had the right to prepay the August 2018 Eagle Note with certain penalties until February 25, 2019. No prepayment was made as of such date. As a result, the August 2018 Eagle Note is now convertible.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum or at the highest rate permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

October 2, 2018 Securities Purchase Agreement

Effective October 2, 2018, the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “October 2018 Eagle Note”) from the Company in the aggregate principal amount of $210,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities any time after the six-month anniversary of the October 2018 Eagle Note. The transactions contemplated by the purchase agreement closed on October 3, 2018. Pursuant to the terms of the purchase agreement, Eagle Equities deducted $10,000 from the principal payment due under the October 2018 Eagle Note, at the time of closing, to be applied to its legal expenses.

The maturity date of the October 2018 Eagle Note is October 2, 2019. The October 2018 Eagle Note shall bear interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the October 2018 Eagle Note.

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the October 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion, subject to adjustment in certain events. Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The October 2, 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $140,000 put premium. The Company has recorded $8,285 of accrued interest and the total principal outstanding under the October 2018 Eagle Note was $210,000 as of March 31, 2019. The Company had the right to prepay the October 2018 Eagle Note with certain penalties until March 31, 2019. No prepayment has been made as of such date. As a result, the October 2018 Eagle Note is now convertible.

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

November 30, 2018 Securities Purchase Agreement

Effective November 30, 2018, the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “November 2018 Eagle Note”) from the Company in the aggregate principal amount of $105,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities any time after the six-month anniversary of the November 2018 Eagle Note. The transactions contemplated by the purchase agreement closed on December 3, 2018. Pursuant to the terms of the purchase agreement, Eagle Equities deducted $5,000 from the principal payment due under the November 2018 Eagle Note, at the time of closing, to be applied to its legal expenses.

The maturity date of the November 2018 Eagle Note is November 30, 2019. The November 2018 Eagle Note shall bear interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the November 2018 Eagle Note.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the November 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 61% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets Group, Inc. quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the Depository Trust Company for any reason, the Conversion Price shall be lowered to 51% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least two and a half times the number of shares issuable upon conversion of the November 2018 Eagle Note for at least 60 days after the issuance of the November 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The November 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $67,131 put premium. The Company has recorded $2,785 of accrued interest and the total principal outstanding under the November 2018 Eagle Note was $105,000 as of March 31, 2019. The November 2018 Eagle Note may be prepaid with certain penalties by the Company until May 29, 2019. No prepayment has been made as of March 31, 2019.

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

December 24, 2018 Securities Purchase Agreement

Effective December 24, 2018, the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “December 2018 Eagle Note”) from the Company in the aggregate principal amount of $126,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities any time after the six-month anniversary of the December 2018 Eagle Note. The transactions contemplated by the purchase agreement closed on December 24, 2018. Pursuant to the terms of the purchase agreement, Eagle Equities deducted $6,000 from the principal payment due under the December 2018 Eagle Note, at the time of closing, to be applied to its legal expenses. The Company used the net proceeds from the December 2018 Eagle Note to repay an outstanding convertible promissory note before such note became convertible.

The maturity date of the December 2018 Eagle Note is December 24, 2019. The December 2018 Eagle Note shall bear interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the December 2018 Eagle Note.

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the December 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 61% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets Group, Inc. quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the Depository Trust Company for any reason, the Conversion Price shall be lowered to 51% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least two and a half times the number of shares issuable upon conversion of the December 2018 Eagle Note for at least 60 days after the issuance of the December 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The December 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded an $80,557 put premium. The Company has recorded $2,706 of accrued interest and the total principal outstanding under the November 2018 Eagle Note was $126,000 as of March 31, 2019. The December 2018 Eagle Note may be prepaid with certain penalties until June 22, 2019. No prepayment has been made as of March 31, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above Eagle Equities financing agreements, specifically the August 9, 2017, the December 29, 2017, the June 14, 2018, the July 13, 2018, the August 29, 2018, the October 2, 2018, the November 30, 2018 and the December 24, 2018 agreements was $933,445 as of March 31, 2019 and accrued interest totaled $52,505.

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

As of June 30, 2018, the outstanding principal under the July 2017 GS Note and $8,169 of accrued interest was fully converted into shares of the Company’s common stock. As of June 30, 2018, $125,000 of principal under the July 2017 GS Back-End Note along with $3,420 in interest was converted. As of March 31, 2019, the remaining outstanding principal balance of $35,000 under the July 2017 GS Back-End Note along with $1,281 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

As of June 30, 2018, $30,000 of principal under the September 2017 GS Note along with $1,289 in interest was converted. As of March 31, 2019, the remaining outstanding principal balance of $130,000 under the September 2017 GS Note along with $9,177 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. As of March 31, 2019, the outstanding principal balance of $160,000 under the September 2017 GS Back-End note along with $6,975 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

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

As of March 31, 2019, the outstanding principal balance of $106,000 under the March 2018 GS Note along with $2,765 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. As of March 31, 2019, the outstanding principal balance of $106,000 under the March 2018 GS Back-End note along with $4,740 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

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

MARCH 31, 2019

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

Total principal outstanding under the April 2018 GS Note as of March 31, 2019 was $0 as $150,000 of principal and $8,429 of interest was converted during the nine months ended March 31, 2019 (see Note 6 – Stockholders’ Deficit). As of March 31, 2019, the outstanding principal balance of $150,000 under the April 2018 GS Back-End Note along with $1,606 of accrued interest was fully converted (see Note 6 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

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

Both the October 2018 GS Note and the October 2018 GS Back End Note, which was funded on February 27, 2019, mature on October 2, 2019, upon which any outstanding principal and interest thereon is due and payable. The amounts cash funded plus accrued interest under both the October 2018 GS Note and the October 2018 GS Back End Note are convertibles into shares of the Company’s common stock, at any time after April 2, 2019, at a conversion price for each share of common stock equal to 61% of the lowest closing bid price of the Company’s common stock for the ten prior trading days including the day upon which a notice of conversion is received by the Company from GS Capital, subject to adjustment in certain events. GS Capital shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by GS Capital and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The October 2018 GS Note and the October 2018 GS Back End Note are treated as stock settled debt under ASC 480 and accordingly, the Company recorded a total $67,771 put premium for each note. The Company has recorded $9,851 of accrued interest and the total principal outstanding under the October 2018 GS Note and October 2018 GS Back End Note was $212,000 as of March 31, 2019.

The October 2018 GS Note may be prepaid by the Company until 180 days from the issuance date with certain penalties. No prepayment has been made as of March 31, 2019. The October 2018 GS Back End Note may not be prepaid. However, in the event that the October 2018 GS Back End Note has not been cash paid and the October 2018 GS Note is redeemed within the first nine months of issuance, the October 2018 GS Back-End Note will be deemed cancelled and of no further effect. The October 2018 GS Back End Note is not convertible until it is funded in cash on or before June 2, 2019, subject to certain restrictions. The Company has reserved 28,949,000 shares of its common stock for conversions under the October 2018 GS Note.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

The total principal amount outstanding under the above GS Capital financing agreements, specifically the April 13, 2018 and the October 2, 2018 agreements, was $212,000 as of March 31, 2019 and accrued interest thereunder totaled $9,851.

Consulting Agreement

On August 10, 2017, the Company entered into a consulting agreement, retroactive to May 16, 2017, with a certain consultant, pursuant to which the consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 junior subordinated convertible note. The note accrues interest at a rate of 10% per annum and is convertible into common stock at the lesser of $1.50 or 65% of the three lowest trades in the ten trading days prior to the conversion. The note was fully earned upon signing the agreement and matures on August 10, 2019. This note may not be prepaid without the written consent of the consultant. The Company accrued $155,000 related to this expense at June 30, 2017 and recorded the remaining $155,000 related to this expense in fiscal year 2018. Upon an event of default, principal and accrued interest will become immediately due and payable under the note. Additionally, upon an event of default the note would accrue interest at a default interest rate of 18% per annum or the highest rate of interest permitted by law. The consulting agreement had a three-month term and expired on August 16, 2017. An aggregate total of $578,212 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the year ended June 30, 2018, the consultant converted $140,000 of principal and $10,764 of interest. During the nine months ended March 31, 2019, the consultant converted an additional $161,000 of principal and $19,418 of interest (see Note 6 – Stockholders’ Deficit), such that the remaining principal outstanding and accrued interest under this note as of March 31, 2019 was $9,000 and $18,188, respectively.

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

MARCH 31, 2019

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

During the nine months ended March 31, 2019, the outstanding principal balance of $153,000 along with $6,120 of accrued interest was converted into shares of the Company’s common stock (See Note 6 – Stockholders’ Deficit) resulting in a full repayment of the note.

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

The Company had the right to prepay the March 2018 Power Up Note within 180 days of issuance with certain penalties. On August 28, 2018, the Company prepaid the outstanding principal balance of $53,000 and related accrued interest of $2,033 that was due under the March 5, 2018 Power Up Note and the note was deemed fully satisfied. The Company incurred a penalty in the amount of $20,362 as a result of the pre-payment.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Additionally, Power Up had the option to convert all or any amount of the principal face amount of the May 2018 Power Up Note, starting on November 11, 2018 and ending on the later of the maturity date and the date the Default Amount, which is an amount equal to 150% of an amount equal to the then outstanding principal amount of the May 2018 Power Up Note plus any interest accrued, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the May 2018 Power Up Note shall be $0.065, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $0.10, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $0.065. In the event Market Price is less than $0.10, the conversion price shall be the Variable Conversion Price. As defined in the May 2018 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up was restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

The Company had the right to prepay the May 2018 Power Up Note within 180 days of issuance with certain penalties. On November 7, 2018, the Company prepaid the outstanding principal balance of $53,000 and related accrued interest of $1,696 that was due under the May 2018 Power Up Note and the note was deemed fully satisfied. The Company incurred a penalty in the amount of $20,715 as a result of the pre-payment.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Additionally, Power Up has the option to convert all or any amount of the principal face amount of the August 2018 Power Up Note, starting on February 24, 2019 at a conversion price of shall be $0.065, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $0.10, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $0.065. In the event Market Price is less than $0.10, the conversion price shall be the Variable Conversion Price. As defined in the August 2018 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. An aggregate total of $396,380 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10 - Derivative Financial Instruments and Fair Value Measurements).

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

As of March 31, 2019, the remaining outstanding principal balance of $53,000 under the August 28, 2018 Power Up Note along with $2,068 of accrued interest was prepaid. The Company incurred a penalty in the amount of $22,048 as a result of the pre-payment.

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

Additionally, JSJ had the option to convert all or any amount of the principal face amount of the June 2018 JSJ Note, at any time beginning December 23, 2018, for shares of the Company’s common stock at the conversion prices set forth in the note. The June 2018 JSJ Note was treated as stock settled debt under ASC 480 and accordingly the Company recorded a $60,846 put premium.

The Company had the right to prepay the June 2018 JSJ Note until December 23, 2018. If the June 2018 JSJ Note was prepaid within 90 days of the issuance date, then the prepayment premium shall be 135% of the face amount plus any accrued interest; if the JSJ Note was prepaid after 90 days from the issuance date, but prior to 121 days from the issuance date, then the prepayment premium shall be 140% of the face amount plus any accrued interest; and if the June 2018 JSJ Note was prepaid after 120 days from the issuance date, but prior to 180 days from the issuance date, then the prepayment premium shall be 145% of the face amount plus any accrued interest.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

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

The maturity date of the July 2018 Coventry Note and the July 2018 Coventry Back-End Note is June 29, 2019. The outstanding principal amounts plus accrued interest under both the July 2018 Coventry Note and the July 2018 Coventry Back-End Note are convertible into shares of common stock of the Company at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock as reported on the exchange or quotation system on which the Company’s shares are then traded for the ten prior trading days including the day upon which a notice of conversion is received by the Company from Coventry Enterprises. Coventry Enterprises shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Coventry Enterprises and its affiliates, exceeds 9.9% of the outstanding shares of the Company’s common stock. Both the July 2018 Coventry Note and the July 2018 Coventry Back-End Notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a $63,934 put premium as each of the notes was funded. The Company has recorded $0 of accrued interest as of March 31, 2019 for the July 2018 Coventry Note and total principal outstanding as of March 31, 2019 was $0 as $100,000 was converted during the nine months ended March 31, 2019 (see Note 6 – Stockholders’ Deficit). The Company has recorded $5,019 of accrued interest as of March 31, 2019 for the July 2018 Coventry Back-End Note. Total principal outstanding under the July 2018 Coventry Back-End Note as of March 31, 2019 was $24,700, as $75,300 was converted during the nine months ended March 31, 2019 (see Note 6 – Stockholders’ Deficit). The July 2018 Coventry Note may no longer be prepaid by the Company. The July 2018 Coventry Back-End Note may not be prepaid by the Company as well.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The Company recorded approximately $55,000 of debt discounts related to the above note issuances during the nine months ended March 31, 2019. The debt discounts are being amortized over the term of the debt.

Amortization of all debt discounts for the nine months ended March 31, 2019 and 2018 was $363,420 and $628,066, respectively.

See Note 11 – Subsequent Events for information about financing arrangements post March 31, 2019.

NOTE 6 – STOCKHOLDERS’ DEFICIT

On September 21, 2018, the Company filed a Certificate of Amendment to its Certificate of Incorporation to increase the number of authorized shares of its common stock from 400,000,000 to 4,000,000,000, which was approved by the Company’s board of directors and holders of a majority of the Company’s voting stock on August 28, 2018.

Preferred Stock:

The total number of shares of preferred stock that the Company is authorized to issue is 1,500,005, $0.01 par value per share. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

Of the total preferred shares authorized, 500,000 have been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on December 9, 2014. James Nathanielsz, the Company’s Chief Executive Officer and Chief Financial Officer, beneficially owns all of the shares of Series A Preferred Stock via North Horizon Pty Ltd., which entitles him, as a holder of Series A Preferred Stock, to vote on all matters submitted or required to be submitted to a vote of the Company’s stockholders, except election and removal of directors, and each share of Series A Preferred Stock entitles him to two votes per share of Series A Preferred Stock. North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer, Chief Financial Officer and a director of our Company, has voting and investment power over these shares. 500,000 shares of Series A Preferred Stock are issued and outstanding as of March 31, 2019.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on June 16, 2015, up to five shares have been designated as Series B Preferred Stock (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of March 31, 2019. Mr. Nathanielsz directly beneficially owns such one share of Series B Preferred Stock.

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

During the three months ended March 31, 2019, the Company issued 70,336,685 shares of its common stock at an average conversion price of $0.0084, ranging from $0.0069 to $0.011, as a result of the conversion of principal and interest in the aggregate amount of $583,331 underlying certain outstanding convertible notes converted during such period.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

The Company has 1,251,210,391 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at March 31, 2019.

Shares issued for services

On December 6, 2018, the Company entered into an agreement with a certain consultant to provide services over a six-month period beginning November 1, 2018 and ending May 1, 2019 in exchange for 2,000,000 shares of the Company’s common stock. On December 27, 2018, the Company issued the 2,000,000 shares of the Company’s common stock valued at $0.02 per share to such consultant, or $39,000, which will be amortized over the term of the agreement. The Company recorded $32,536 of consulting expense with respect to such shares of its common stock during the nine months ended March 31, 2019.

On November 20, 2018, the Company’s Board of Directors authorized the issuance of 1,000,000 shares of the Company’s common stock in connection with certain legal services provided to the Company. On November 28, 2018, the Company issued such 1,000,000 shares of its common stock valued at $0.03, or $30,000.

In March 2019 and effective as of December 21, 2018, the Company entered into a certain consulting services agreement with a certain consultant to provide services over a twelve-month period beginning December 21, 2018 in exchange for issuance of two tranches of 5,000,000 shares (subject to certain true-up provisions), for services to be rendered between December 21, 2018 and March 20, 2019, and 3,000,000 shares (subject to certain true-up provisions), for services to be rendered between March 21, 2019 and December 20, 2019 of the Company’s common stock. On May 8, 2019, the Company terminated the agreement with the consent of the consultant. The consultant agreed that the issuance of the first tranche of 5,000,000 shares (including the true-up provision) together with cash payments already made by the Company to the consultant fully satisfied the obligations (past and future) that the Company has under the consulting agreement.

The true-up provisions in relation to the first tranche of 5,000,000 shares require that if the Company’s stock closes below $0.025 per share on a split adjusted basis in the trading week of September 23, 2019 to September 27, 2019, (trading week 1) the Company will be required to issue an amount of its common stock based on the difference between agreed upon value of the shares and the lowest closing price of the Company’s common stock during trading week 1.

In March 2019, the Company issued the first tranche of 5,000,000 shares of its common stock valued at $0.02 per share based on the quoted trading price to the consultant, or $100,000, which will be amortized over the term of the agreement. The Company recorded $100,000 of consulting expense with respect to such shares of its common stock during the nine months ended March 31, 2019.

October 5, 2018 Equity Purchase Agreement

On October 5, 2018 (the “L2 Closing Date”), the Company entered into an Equity Purchase Agreement (the “L2 Purchase Agreement”) with L2 Capital, LLC (“L2 Capital”) pursuant to which L2 Capital committed to purchase up to $10,000,000 (the “Maximum Amount”) of the Company’s common stock (the “L2 Financing”). On the L2 Closing Date, the Company issued 3,850,597 shares of its common stock to L2 Capital as a commitment fee (the “Commitment Shares”), at a fair market value of $0.08 or $318,059, which was recorded as deferred offing costs and were amortized as a percentage of the Maximum Amount on a pro-rata conversion amount. Additionally, the proceeds received from the first put notice were net of $15,000 in legal fees and were recorded as deferred offering costs. Total amortization expense for the nine months ended March 31, 2019 was $333,059. The Commitment Shares are subject to a lock-up/leak-out limitation as described below. In connection with the L2 Financing, on the L2 Closing Date, the Company and L2 Capital also entered into a Registration Rights Agreement (the “L2 Registration Rights Agreement”, and together with the Purchase Agreement, the “L2 Transaction Documents”). The Company received net proceeds from the sale of the Put Shares directly to the Investor pursuant to the Purchase Agreement, however, the Company did not receive any proceeds from the resale of the Put Shares by L2 Capital thereafter.

Upon filing and effectiveness of the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on October 30, 2018, and provided other closing conditions are met, from time to time over the term of the Purchase Agreement, the Company had the right, but not the obligation, to direct the Investor to purchase shares of the Company’s common stock (the “L2 Put Shares”) in a maximum amount of $1,000,000, provided that the number of L2 Put Shares did not exceed 250% of the Average Daily Trading Volume (as defined in the L2 Purchase Agreement). At any time and from time to time during the 3-year term of the L2 Purchase Agreement (the “Commitment Period”), the Company had the right to deliver a notice L2 Capital (the “L2 Put Notice”) and was obligated to deliver the Put Shares to Investor via DWAC (as defined in the L2 Purchase Agreement) within two trading days. The purchase price (the “L2 Purchase Price”) for the Put Shares was 87.5% of the one lowest daily volume weighted average price on the Principal Market (as defined in the L2 Purchase Agreement) (as reported by Bloomberg Finance L.P.) during the five trading days immediately following the date L2 Capital receives the L2 Put Shares via DWAC associated with the applicable Put Notice (the “L2 Valuation Period”). The closing of a Put Notice occurred within one trading day following the end of the respective L2 Valuation Period, whereby (i) L2 Capital was obligated to deliver the L2 Investment Amount (as defined below) to the Company by wire transfer of immediately available funds and (ii) L2 Capital was obligated to return surplus L2 Put Shares if the value of the L2 Put Shares delivered to L2 Capital caused the Company to exceed the maximum commitment amount. The Company could not deliver another L2 Put Notice to L2 Capital within ten trading days of a prior Put Notice. The “L2 Investment Amount” means the aggregate L2 Purchase Price for the L2 Put Shares purchased by L2 Capital, minus clearing costs due to L2 Capital’s broker or to the Company’s transfer agent for the issuance of the L2 Put Shares (the “L2 Clearing Costs”).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

The right of the Company to issue and sell the L2 Put Shares to L2 Capital was subject to the satisfaction of certain closing conditions, including, but not limited to, (i) the Company’s Registration Statement on Form S-1 registering for resale by the Investor of the L2 Put Shares and Commitment Shares continuing to be effective as was declared by the U.S. Securities and Exchange Commission (the “SEC”) on October 30, 2018, (ii) accuracy of the Company’s representations and warranties, (iii) the Company’s performance under the L2 Purchase Agreement in all material respects, (iv) no suspension of trading or delisting of the Company’s common stock, (v) limitation of L2 Capital’s beneficial ownership to no more than 9.99%, (vi) the Company maintaining its DWAC-eligible status, (vii) the Company maintaining a sufficient share reserve, and (viii) the minimum pricing for the L2 Put Shares must exceed $0.0001.

Pursuant to the terms of the L2 Registration Rights Agreement, the Company filed the L2 Registration Statement on October 17, 2018 and the Registration Statement was declared effective by the SEC on October 30, 2018.

L2 Capital agreed, for a period of 180 days from the L2 Closing Date, not to sell, on any given day, a number of Commitment Shares that exceeds the greater of (i) 5% of the average daily trading volume of the Company’s shares of common stock for the period ended one trading day prior to the date of such sale, as reported on the Principal Market; and (ii) such number of Commitment Shares that equals (x) $5,000, divided by, (y) the closing price of the Company’s shares of common stock one trading day prior to the date of such sale, as reported on the Principal Market.

Effective as of the L2 Closing Date, the Company reserved 462,071,621 shares of its common stock from its authorized and unissued shares of common stock to provide for all issuances of shares of common stock under the L2 Transaction Documents (in the event that the Company issued and sold the L2 Put Shares up to the Maximum Amount) and was required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least three times the number of shares of common stock obtained by dividing the remaining balance on the maximum commitment amount by the L2 Purchase Price. While the Company had the obligation to maintain such reserve while the Purchase Agreement was effective, the Company did not have the obligation to sell any L2 Put Shares to L2 Capital. L2 Capital agreed, and agreed to cause any affiliate of L2 Capital acting on its behalf or pursuant to any understanding with it, not to execute any short sales during the period from the date hereof to the end of the Commitment Period.

As of about February 7, 2019, the Company reached the maximum number of shares that it could put under the L2 Purchase Agreement, and therefore, the Company would have had to file with the SEC a new registration statement registering additional shares under the L2 Purchase Agreement if the Company had determined to continue to utilize the L2 Purchase Agreement.

During the nine months ended March 31, 2019, the Company issued 56,600,000 shares of its common stock at an average price per share of $0.017, ranging from $0.013 to $0.04, as a result of delivering 14 L2 Put Notices to L2 Capital. As of March 31, 2019, the Company received gross aggregate proceeds of $964,009 from such put notices. Effective as of February 25, 2019, the Company terminated the L2 Purchase Agreement.

February 25, 2019 Equity Purchase Agreement

On February 25, 2019 (the “Closing Date”), the Company entered into an Equity Purchase Agreement (the “Purchase Agreement”) with a certain institutional investor (the “Investor”) pursuant to which the Investor committed to purchase up to $10,000,000 (the “Maximum Amount”) of the Company’s common stock (the “Financing”). In connection with the Financing, on the Closing Date, the Company and the Investor also entered into a Registration Rights Agreement (the “Registration Rights Agreement”, and together with the Purchase Agreement, the “Transaction Documents”). The Company will receive net proceeds from the sale of the Put Shares directly to the Investor pursuant to the Purchase Agreement, however, the Company will not receive any proceeds from the resale of the Put Shares by the Investor thereafter.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Upon filing and effectiveness of the Company’s Registration Statement on Form S-1, which was declared effective by the SEC on March 7, 2019, and provided other closing conditions are met, from time to time over the term of the Purchase Agreement, the Company has the right, but not the obligation, to direct the Investor to purchase shares of the Company’s common stock (the “Put Shares”) in a maximum amount of $1,000,000, provided that the number of Put Shares did not exceed 250% of the Average Daily Trading Volume (as defined in the Purchase Agreement). At any time and from time to time during the 3-year term of the Purchase Agreement (the “Commitment Period”), the Company has the right to deliver a notice to the Investor (the “Put Notice”) and is obligated to deliver the Put Shares to Investor via DWAC (as defined in the Purchase Agreement) within two trading days. The purchase price (the “Purchase Price”) for the Put Shares was 87.5% of the one lowest daily volume weighted average price on the Principal Market (as defined in the Purchase Agreement) (as reported by Bloomberg Finance L.P.) during the five trading days immediately following the date the Investor receives the Put Shares via DWAC associated with the applicable Put Notice (the “Valuation Period”). The closing of a Put Notice occurs within one trading day following the end of the respective Valuation Period, whereby (i) the Investor is obligated to deliver the Investment Amount (as defined below) to the Company by wire transfer of immediately available funds and (ii) the Investor is obligated to return surplus Put Shares if the value of the Put Shares delivered to the Investor causes the Company to exceed the maximum commitment amount. The Company cannot deliver another Put Notice to the Investor within ten trading days of a prior Put Notice. The “Investment Amount” means the aggregate Purchase Price for the Put Shares purchased by the Investor, minus clearing costs due to the Investor’s broker or to the Company’s transfer agent for the issuance of the Put Shares (the “Clearing Costs”).

The right of the Company to issue and sell the Put Shares to the Investor is subject to the satisfaction of certain closing conditions, including, but not limited to, (i) the Company’s Registration Statement on Form S-1 registering for resale by the Investor of the Put Shares continuing to be effective as was declared by the SEC on March 7, 2019, (ii) accuracy of the Company’s representations and warranties, (iii) the Company’s performance under the Purchase Agreement in all material respects, (iv) no suspension of trading or delisting of the Company’s common stock, (v) limitation of the Investor’s beneficial ownership to no more than 9.99%, (vi) the Company maintaining its DWAC-eligible status, (vii) the Company maintaining a sufficient share reserve, and (viii) the minimum pricing for the Put Shares must exceed $0.0001.

Pursuant to the terms of the Registration Rights Agreement, the Company filed the Registration Statement on February 25, 2019 and the Registration Statement was declared effective by the SEC on March 7, 2019.

Effective as of the Closing Date, the Company reserved 666,666,667 shares of its common stock from its authorized and unissued shares of common stock to provide for all issuances of shares of common stock under the Transaction Documents (in the event that the Company issued and sold the Put Shares up to the Maximum Amount) and was required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least three times the number of shares of common stock obtained by dividing the remaining balance on the maximum commitment amount by the Purchase Price.

While the Company has the obligation to maintain such reserve while the Purchase Agreement was effective, the Company does not have the obligation to sell any Put Shares to the Investor. The Investor agreed, and agreed to cause any affiliate of the Investor acting on its behalf or pursuant to any understanding with it, not to execute any short sales during the period from the date hereof to the end of the Commitment Period.

During the nine months ended March 31, 2019, the Company issued 7,000,000 shares of its common stock at an average price per share of $0.0097, ranging from $0.0096 to $0.0098, as a result of delivering two Put Notices to the Investor. As of March 31, 2019, the Company received gross aggregate proceeds of $67,970 from such put notices.

Warrants:

On August 29, 2018, the Company received payment of $39 AUD for the exercise of a warrant for 12,000 shares of the Company’s common stock and issued such shares as a result of the exercise.

On December 2, 2018, a total of 104,000 warrants expired.

No warrants were issued during the nine months ended March 31, 2019.

As of March 31, 2019, there were 29,517 warrants outstanding and exercisable with expiration dates commencing May 2020 and continuing through November 2020, with a weighted average exercise price per share of $9.53.

Options:

As of March 31, 2019, the Company had entered into agreements to grant options to purchase 572,000 shares of its common stock, with a weighted average exercise price per share of $7.50.

No stock options were issued during the nine months ended March 31, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be involved in litigation relating to claims arising out of the Company’s operations in the normal course of business. As of March 31, 2019, there were no pending or threatened lawsuits that could reasonably be expected to have a material effect on the results of the Company’s operations or business.

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

Future minimum operating lease commitments consisted of the following at March 31, 2019:

Fiscal Year Ended June 30,	Amount (USD)
Remainder 2019	$6,951
2020	$27,900
2021	$27,900

Rent expense for the nine months ended March 31, 2019 and 2018 was $21,775 and $23,734, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Amatsigroup Agreement

The Company entered into a Manufacturing Services Agreement (the “MSA”) and Quality Assurance Agreement (the “QAA”), each with an effective date of August 12, 2016, with Amatsigroup NV (“Amatsigroup”), formerly known as Q-Biologicals, NV, a contract manufacturing organization located in Belgium. Pursuant to the MSA, Amatsigroup produces certain drug substances and products containing certain enzymes for the Company at its facility in Belgium. The Company uses these substances and products for development purposes, including but not limited to future clinical trials. The MSA contemplates payment to Amatsigroup pursuant to a pre-determined fee schedule based on the completion of certain milestones that depend on our manufacturing requirements and final batch yield. The Company anticipates that its payments to Amatsigroup under the MSA will range between $2.5 million and $5.0 million over three years, when the finished drug product is manufactured and released for clinical trials. The Company has spent a total of $1,689,146 of costs to date under this contract of which $1,639,192 was expensed in prior years and $49,854 was expensed in the nine months ended March 31, 2019. The MSA shall continue for a term of three years unless extended by mutual agreement in writing. The Company can terminate the MSA early for any reason upon the required notice period, however, in such event, the pre-payment paid upon signing the MSA is considered non-refundable. Each party to the MSA shall have the right to terminate the MSA by written notice to the other party if the other party commits a material breach of the MSA (subject to a 30-day cure period). The QAA sets forth the parties respective obligations and responsibilities relating to the manufacturing and testing of the products under the MSA. The agreements with Amatsigroup contain certain customary representations, warranties and limitations of liabilities, and confidentiality and indemnity obligations.

Investment Banking Agreements

On February 23, 2018, the Company entered into an agreement with an effective date of February 14, 2018 with a certain investment bank, pursuant to which the Company retained the investment bank as its placement agent. As of December 31, 2018, no funds have been raised pursuant to this agreement and the agreement expired on its terms.

On February 4, 2019, the Company entered into an agreement with a certain investment bank (the “Investment Bank”), pursuant to which the Company retained the Investment Bank as its exclusive placement agent through May 31, 2019. In the event of the closing of an offering during such period (or the tail period after, if applicable) the Investment Bank would receive a percentage of the proceeds in cash and a percentage of the shares of common stock issued by the Company in the offering as warrants. As of March 31, 2019, no funds have been raised pursuant to this agreement.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors. These transactions have included the following:

As of March 31, 2019 and June 30, 2018, the Company owed a current and a former director a total of $52,570 and $54,753, respectively, for money loaned to the Company throughout the years. The total loans balance owed at March 31, 2019 and June 30, 2018 is not interest bearing (See Note 4 – Loans and Notes Payable).

As of March 31, 2019 and June 30, 2018, the Company owed its former director a total of $31,587 and $32,898, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 3 – Due to Former Director – Related Party).

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease has a five-year term and provides for annual rental payments of $39,600 AUD or $27,902 USD, which includes $3,600 AUD or $2,537 USD of goods and service tax for total payments of $198,000 AUD or $139,511 USD during the term of the lease. As of March 31, 2019, total payments of $89,100AUD or $63,296 USD remain on the lease.

The Company and Mr. Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement was scheduled to expire on February 25, 2019; however, the term of the Nathanielsz Employment Agreement automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of its intent not to renew. The Nathanielsz Employment Agreement continues in effect as of March 31, 2019. Also see Note 11 – Subsequent Events. The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually or $211,380 USD) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion. Pursuant to the Nathanielsz Employment Agreement, Mr. Nathanielsz is entitled to an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Company’s board of directors based upon the performance of the Company. On March 16, 2018, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $300,000 AUD ($211,380 USD) to $400,000 AUD ($281,840 USD), effective February 2018.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive part-time employee of the Company since October 2015. Effective February 1, 2018. Mrs. Nathanielsz receives an annual salary of $84,552 and is entitled to customary benefits.

Pursuant to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD ($3,157 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the nine months ended March 31, 2019, a total of $28,415 in payments have been made with respect to Mr. Nathanielsz’s car allowance.

Pursuant to the approval of the Company’s board of directors, on March 16, 2018, Mr. Nathanielsz was granted a $300,000 AUD bonus for accomplishments achieved while serving as the Company’s Chief Executive Officer during the fiscal year ended June 30, 2018. A total of $80,046 AUD in payments were made in the year ended June 30, 2018. During the nine months ended March 31, 2019, an additional $219,954 AUD was paid. Such bonus has now been fully paid to Mr. Nathanielsz.

NOTE 9 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through March 31, 2019.

Receivable Concentration

As of March 31, 2019 and June 30, 2018, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

Foreign Operations

As of March 31, 2019 and June 30, 2018, the Company’s operations are based in Camberwell, Australia, however the majority of research and development is being conducted in the European Union.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of March 31, 2019, there has been no activity within this entity.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $9,000 of convertible debt, which is treated as derivative instruments outstanding at March 31, 2019.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at March 29, 2019, the last trading day of the quarter ended March 31, 2019, was $0.0107. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at March 31, 2019 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the nine months ended March 31, 2019)	March 31, 2019
Volatility	294.92%	348.33% – 409.24%
Expected Remaining Term (in years)	1	.36 - .66
Risk Free Interest Rate	2.47%	2.44% –2.56%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2019:

	Balance at March 31, 2019	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$11,097	$—	$—	$11,097
Total	$11,097	$—	$—	$11,097

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

(unaudited)

The following is a roll forward for the nine months ended March 31, 2019 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2018	$371,532
Reductions due to conversions	(1,388,764)
Reductions due to repayment of debt	(936,650)
Initial fair value of embedded conversion option derivative liability recorded as debt discount	50,000
Initial fair value of embedded conversion option derivative liability recorded as expense	346,380
Change in fair value included in statements of operations	1,568,599
Balance at March 31, 2019	$11,097

NOTE 11 – SUBSEQUENT EVENTS

Note Conversions

From April 1, 2019 through the date of this Quarterly Report, the Company issued 27,586,579 shares of its common stock at an average conversion price of $0.00044, ranging from $0.0048 to $0.006, as a result of the conversion of principal and interest in the aggregate amount of $145,732 underlying certain outstanding convertible notes converted during such period.

Put Notices

From April 1, 2019 through the date of this Quarterly Report, the Company issued put notices to the Investor for an aggregate of 8,000,000 shares of its common stock at an average price per share of $0.0085 and has received gross proceeds of $28,970, and anticipates the receipt of approximately an additional $28,175 in gross proceeds as a result of executing the last submitted put notice.

New Employment and Services Agreements with Management

Amended and Restated Employment Agreement ― On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with James Nathanielsz, the Company’s Chief Executive Officer, Chairman, acting Chief Financial Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD. Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase 19,500,000 shares of the Company’s common stock (the “Nathanielsz Options”), with an exercise price per share of $0.00935 (110% of the closing market price of the Company’s common stock on May 14, 2019 (or $0.0085), the date of approval of such grant by the Company’s board of directors), (ii) 19,500,000 restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and (iii) an additional 19,500,000 restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan (as defined below) approved by the Company’s board of directors on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. 1/3rd of the Nathanielsz Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Mr. Nathanielsz is employed by the Company and subject to the other provisions of the Employment Agreement. The Initial Nathanielsz RSUs shall vest on the one-year anniversary of the Effective Date, subject to Mr. Nathanielsz’s continued employment with the Company through such vesting date. The Additional Nathanielsz RSUs will vest as follows, subject to Mr. Nathanielsz’s continued employment with the Company through the applicable vesting date: (i) 3,900,000 of the Additional Nathanielsz RSUs shall vest upon the Company submitting Clinical Trial Application (the “CTA”) for PRP, the Company’s lead product candidate (“PRP”), for a First-In-Human study for PRP (the “Study”) in an applicable jurisdiction to be selected by the Company, (ii) 3,900,000 of the Additional Nathanielsz RSUs shall vest upon the CTA being approved in an applicable jurisdiction, (iii) 3,900,000 of the Additional RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iv) 3,900,000 of the Additional Nathanielsz RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (v) the remaining 3,900,000 of the Additional Nathanielsz RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested restricted stock unit shall be settled by delivery to Mr. Nathanielsz of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the 2019 Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Employment Agreement), (ii) the date that is ten business days following the vesting of such restricted stock unit, (iii) the date of Mr. Nathanielsz’s death or Disability (as defined in the Employment Agreement), and (iv) Mr. Nathanielsz’s employment being terminated either by the Company without Cause or by Mr. Nathanielsz for Good Reason (each as defined in the Employment Agreement). In the event of a Change of Control, any unvested portion of the Nathanielsz Options and such restricted stock units shall vest immediately prior to such event.

The 39,000,000 restricted stock units were valued at the fair value of $0.0085 per unit or $331,500 based on the quoted trading price on the date of grant. The 19,500,000 stock options were valued using a Black-Scholes model with the following assumptions: stock price at valuation date of $0.0085 based on quoted trading price on date of grant, exercise price of $0.0093, dividend yield of zero, years to maturity of 10.00, a risk free rate of 2.42%, and expected volatility 268% for a total value of $165,747.

Amended and Restated Services Agreement ― On the Effective Date, the Company also entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD. In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase 9,750,000 shares of the Company’s common stock (the “Kenyon Options”), with an exercise price per share of $0.0085 (100% of the closing market price of the Company’s common stock on May 14, 2019, the date of approval of such grant by the Company’s board of directors), (ii) 9,750,000 restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional 9,750,000 restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan (as defined below) approved by the Company’s board of directors on the Effective Date. The Kenyon Options have a term of 10 years from the date of grant. 1/3rd of the Kenyon Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Dr. Kenyon is employed by the Company and subject to the other provisions of the Services Agreement. The Initial Kenyon RSUs shall vest on the one-year anniversary of the Effective Date, subject to Dr. Kenyon’s continued employment with the Company through such vesting date. The Additional Kenyon RSUs will vest as follows, subject to Dr. Kenyon’s continued employment with the Company through the applicable vesting date: (i) 2,437,500 of the Additional Kenyon RSUs shall vest upon the Company submitting the CTA for PRP for the Study in an applicable jurisdiction to be selected by the Company, (ii) 2,437,500 of the Additional Kenyon RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iii) 2,437,500 of the Additional Kenyon RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (iv) the remaining 2,437,500 of the Additional Kenyon RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested Kenyon RSU shall be settled by delivery to Mr. Kenyon of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Services Agreement), (ii) the date that is ten business days following the vesting of such Kenyon RSU, (iii) the date of Dr. Kenyon’s death or Disability (as defined in the Services Agreement), and (iv) Dr. Kenyon’s employment being terminated either by the Company without Cause or by Dr. Kenyon for Good Reason (as defined in the Services Agreement). In the event of a Change of Control (as defined in the Services Agreement), 50% of any unvested portion of the Kenyon Options and the Kenyon RSUs shall vest immediately prior to such event.

The 19,500,000 restricted stock units were valued at the fair value of $0.0085 per unit or $165,750 based on the quoted trading price on the date of grant. The 9,750,000 stock options were valued using a Black-Scholes model with the following assumptions: stock price at valuation date of $0.0085 based on quoted trading price on date of grant, exercise price of $0.0085, dividend yield of zero, years to maturity of 10.00, a risk free rate of 2.42%, and expected volatility 268% for a total value of $82,873.

2019 Equity Incentive Plan

On the Effective Date, the Company’s board of directors approved and adopted the Company’s 2019 Equity Incentive Plan (the “2019 Plan”), which reserves a total of 117,000,000 shares of the Company’s common stock for issuance under the 2019 Plan. Incentive awards authorized under the 2019 Plan include, but are not limited to, incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, “Propanc,” the “Company,” “our,” “we” or “us” and similar terms include Propanc Biopharma, Inc. and its wholly owned subsidiary Propanc PPY LTD, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and nine months ended March 31, 2019, and our financial conditions at that date, should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).US Dollars are denoted herein by “USD,” “$” and “dollars.”

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

This Quarterly Report contains forward-looking statements, including statements regarding, among other things:

●	our ability to continue as a going concern;

●	our anticipated needs for working capital;

●	our ability to successfully develop PRP, our lead product candidate;

●	our ability to reach research and development milestones as planned and within proposed budgets;

●	our current reliance on the equity line and substantial debt financing;

●	our ability to repay current debt in cash and obtain adequate new financing;

●	our dependence on third parties for services;

●	our dependence on key executives;

●	our ability to control costs;

●	our ability to successfully implement our expansion strategies;

●	our ability to successfully develop and market our technologies;

●	our ability to obtain and maintain patent protection;

●	our ability to recruit employees with regulatory, accounting and finance expertise;

●	the impact of government regulations, including United States Food and Drug Administration (the “FDA”) regulations;

●	the impact of any future litigation;

●	the availability of capital; and

●	changes in economic, business and competitive conditions.

Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks and uncertainties discussed in Item 1A. Risk Factors of this Quarterly Report, section captioned “Risk Factors” of our Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on February 25, 2019, and matters described in this Quarterly Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report will in fact occur. We caution you not to place undue reliance on these forward-looking statements. In addition to the information expressly required to be included in this Quarterly Report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading. All subsequent written and oral forward-looking statements attributable to our Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. All forward-looking statements included in this Quarterly Report are made only as of the date of this report or as indicated. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Our Business

We were incorporated in the state of Delaware as Propanc Health Group Corporation on November 23, 2010. In January 2011, to reorganize our Company, we acquired all of the outstanding shares of Propanc PTY LTD, an Australian corporation, on a one-for-one basis and Propanc PTY LTD became our wholly-owned subsidiary. Effective April 20, 2017, we changed our name to “Propanc Biopharma, Inc.” to better reflect our current stage of operations and development.

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

As a result of positive early indications of the anti-cancer effects of our technology, over the last 12-18 months we have conducted successful pre-clinical studies on PRP. Subject to us receiving sufficient financing, we plan to begin our Investigational Medicinal Product Dossier, study proposal and Investigator’s Brochure in the second half of 2019 calendar year. Our plan is to then commence our study preparation process with the contract research organization, analytical lab and trial site(s) selection and to begin our clinical trial application for PRP (“CTA”) compilation in the third calendar quarter of 2019, and complete the CTA compilation and submit the CTA in the fourth calendar quarter of 2019. In January 2020, we plan to begin the preparation of logistics and trial site initiation visits. Subject to raising additional sufficient capital, we subsequently plan to commence a First-In-Human (FIH), Phase Ib study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP in the first calendar quarter of 2020, which study we hope to complete within twelve months thereafter. We intend to develop our PRP to treat early-stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

To date, we have generated no revenue, have no cancer treatment products available to market and have no products which have reached the clinical trial stage. We require substantial additional financing to continue to test and commercialize PRP.

Recent Developments

Business Developments

In March 2019, we announced that we have initiated development of a bio-analytical assay intended to quantify the active ingredients of our lead product candidate, PRP, in preparation for human trials, planned for the beginning of 2020 calendar year. The work will be conducted by a specialist Contract Research Organization with extensive knowledge in the development of functional assays for different bio-therapeutics. PRP is a solution of two proenzymes, trypsinogen and chymotrypsinogen, administered by I.V. injection. Development of the bio-analytical assay will be an important step towards the clinical development of PRP, as we consider the possible sites to conduct a First-In-Human study in advanced cancer patients, possibly in Europe, specifically the UK, or at a prominent cancer hospital in Australia, with significant experience in early stage clinical development. Attractive R&D tax incentive benefits could be gained by undertaking the trial in Australia, as well as utilizing world-class facilities dedicated to treating and caring for people with cancer. We will investigate selected clinical trial sites more thoroughly as we commence preparation of a clinical trial application for PRP.

In March 2019, we presented at the 31st Annual ROTH Conference held at the Ritz Carlton, Laguna Niguel located in Orange County, CA. This conference featured presentations from public and private companies across a variety of industry sectors and is one of the largest of its kind in the US. Last year, the ROTH Conference hosted close to 550 participating companies and more than 4,700 attendees, including institutional investors, analysts, family offices and high net worth investors. As part of our presentation and one-on-one meetings, we provided a further Company update for 2019, including our focus on the advancement of our lead product, PRP.

In March 2019, we announced that we have received a Notice of Allowance from the United States Patent and Trademark Office (the “USPTO”) confirming composition of matter claims involving trypsinogen and chymotryosinogen have been allowed. The additional composition claims are a continuation from the original foundation patent in the U.S. and as a result, both method of treatment and composition claims will protect PRP, our lead product candidate. A Notice of Allowance is issued by the USPTO to indicate that it believes an invention qualifies for a patent. The reasons for allowance stipulated by the USPTO examiner stated that the scientific declarations presented establishes that compositions comprising trypsinogen and chymotrypsinogen exhibit a synergistic ability to inhibit the growth of various cancer cell lines, and that this effect would be unexpected to one of ordinary skill in the art, thus concluding the claims were patentable.

In February 2019, we presented at the 2019 BIO CEO & Investor Conference held at the New York Marriott Marquis. This conference is one of the largest investor conferences focused on established and emerging publicly traded and select private biotech companies. As part of our presentation and one-on-one meetings, we provided a Company update for 2019, including our focus on the advancement of our lead product, PRP, in 2019.

In January 2019, we announced that a cooperation agreement has been entered into between the University of Jaén and our Company to commence the POP1 joint drug discovery program to be co-funded by both parties. The agreement coincides with the appointment of research scientist, Mr. Aitor González, to lead the drug discovery and research activities over the next 3 to 4 years. The objective of the program is to identify and develop suitable backup compounds to our lead product candidate, PRP. As part of the agreement, Macarena Perán, Ph.D. and Julian Kenyon, M.D. have been appointed as joint supervisors, representing the University and our Company, respectively. The program involves advancing new compounds through a drug screening process, followed by preclinical and early stage clinical development. As the drug candidate progresses along the development pathway, the collaboration will also involve the Universities of Granada and Jaén, as well as Granada and Almeria Hospitals, which are members of FIBAO, a Public Health Foundation, based in Granada, Spain, committed to assisting commercial partners with the development and commercialization of innovative technologies designed to benefit humankind.

In December 2018, we announced that our foundation patent application has been granted by the Office of the Controller General of Patents, Design and Trademarks, India. The foundation patent, which covers our lead product candidate, PRP, pioneers the discovery of a pharmaceutical composition for treating cancer via a combination of trypsinogen and/or chymotrypsinogen pancreatic proenzymes. As of March 31, 2019, the foundation patent has been granted in the USA, Europe (including Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, the Netherlands, Portugal, Spain, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom), China, Japan, Indonesia, Malaysia, Israel, Australia, New Zealand, Singapore, South Africa, Mexico, Republic of Korea, Hong Kong and more recently, India. It is presently under examination in Canada and Brazil.

Financing Activities

In February 2019, we entered into an agreement with a certain investment bank, pursuant to which we retained such investment bank as our exclusive placement agent through May 31, 2019. As of the date of this Quarterly Report, we have not entered into any financing arrangements or received any funding in connection with such agreement.

In February 2019, we entered into the Equity Purchase Agreement (the “Equity Purchase Agreement”) with Oasis Capital, LLC, an institutional accredited investor (“Oasis Capital”) pursuant to which Oasis Capital committed to purchase up to $10,000,000 shares of our common stock (the “Equity Line”).

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

Foreign Currency Translation and Comprehensive Income (Loss): Our functional currency is the AUD. For financial reporting purposes, the Australian Dollar (“AUD”) has been translated into USD as the reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive loss as other income (expense).

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

We account for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 718.

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

Recent Accounting Pronouncements

Please see section captioned “Recent Accounting Pronouncements” in Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of recently issued and adopted accounting pronouncements.

Results of Operations

For the Three Months Ended March 31, 2019, as compared to the Three Months Ended March 31, 2018

Revenue

For the three months ended March 31, 2019 and 2018 we did not generate any revenue because we are a development-stage healthcare company and are currently undertaking research and development activities in preparation to begin our clinical trials and no sales were generated in this period.

Administration Expenses

Administration expenses decreased by approximately $212,100 to $511,822 for the three months ended March 31, 2019, as compared to $723,992 for the three months ended March 31, 2018. This decrease is primarily attributable to a decrease of approximately $88,400 in stock based expenses for services, a decrease of approximately $52,750 in capital raising costs, a decrease of approximately $8,900 in general consulting and accounting fees, a decrease of approximately $21,300 in corporate communications costs and a decrease of approximately $235,100 in employee remuneration expense as a result of bonus payments that were made in the quarter ended March 31, 2018 and none during the quarter ended March 31, 2019, offset by an increase in investor relations based expense of approximately $46,000, an increase of approximately $27,200 in insurance expense, an increase of approximately $83,200 in legal fees, an increase of approximately $19,200 in compliance expense and an increase of $10,700 in travel expense.

Occupancy Expenses

Occupancy expenses decreased by approximately $750 to $7,248 for the three months ended March 31, 2019, as compared to $8,005 for the three months ended March 31, 2018. The decrease primarily relates to the fluctuation in foreign currency exchange rates of approximately $750 in the three months ended March 31, 2019.

Research and Development Expenses

Research and development expenses decreased by approximately $22,500 to $52,655 for the three months ended March 31, 2019, as compared to $75,138 for the three months ended March 31, 2018. The decrease in research and development expenses is primarily attributable to completion of process development activities and preparation for commencement of the engineering run and subsequent full scale GMP manufacture of PRP for clinical trials, with the process, preparation and small scale manufacture having been completed in the period ended December 31, 2017, which the clinical trials we hope to commence in early 2020 calendar year, if we raise sufficient proceeds via the Equity Line or by raising additional capital. Completed activities include raw material purification and stabilization process development, development of analytical quality assurance and control methods, reproduction runs for raw materials, and preparation of raw materials and finished product specifications for future full scale GMP manufacture of PRP.

Interest Expense/Income

Interest expense decreased by approximately $641,100 to $189,809 for the three months ended March 31, 2019, as compared to $830,911 for the three months ended March 31, 2018. Interest expense is primarily comprised of approximately $4,000 of debt discount amortization and approximately $123,300 accretion of debt premium. This decrease is primarily attributable to a decrease in the issuance of derivative debt resulting in lower amortization of debt discount, along with a decrease in issuance of convertible notes with discounted debt features during the quarter ended March 31, 2019.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased by approximately $191,000 to a gain of $16,666 for the three months ended March 31, 2019, as compared to a gain of $207,736 for the three months ended March 31, 2018. This decrease is primarily attributable to an increase in the volatility of the prices of our shares of common stock along with a decrease in stock price during the quarter ended March 31, 2019, which resulted in the recognition of a smaller gain.

Gain (loss) on Debt Settlements, Net

Gain (loss) on settlement of debt increased by approximately $71,000 to a loss of $(89) for the three months ended March 31, 2019, as compared with a loss of $(71,151) for the three months ended March 31, 2018. The decrease in gain (increase in loss) on settlement of debt is primarily attributable no new debt settlement agreements being entered into in the three months ended March 31, 2019.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction decreased by approximately $355,400 to a gain of $125,099 for the three months ended March 31, 2019, as compared to a loss of $(230,346) for the three months ended March 31, 2018. The decrease in foreign currency transaction loss is primarily attributable to greater fluctuation in exchange rates in the three months ended March 31, 2019, as compared to the three months ended March 31, 2018.

Net Loss

Net loss decreased by approximately $909,100 to $581,856 for the three months ended March 31, 2019, as compared to a net loss of $1,491,006 for the three months ended March 31, 2018. The decrease is primarily attributable a decrease in operating loss of approximately $235,400 and a decrease in the gain on extinguishment of debt of approximately $201,500.

For the Nine Months Ended March 31, 2019, as compared to the Nine Months Ended March 31, 2018

Revenue

For the nine months ended March 31, 2019 and 2018 we did not generate any revenue because we are a development-stage healthcare company and are currently undertaking research and development activities in preparation to begin our clinical trials and no sales were generated in this period.

Administration Expenses

Administration expenses decreased by approximately $197,800 to $1,553,016 for the nine months ended March 31, 2019, as compared to $1,750,840 for the nine months ended March 31, 2018. This decrease is primarily attributable to a decrease of approximately $355,100 in stock based expenses for services, a decrease of approximately $76,300 in capital raising costs, a decrease of approximately $177,800 in general consulting and accounting fees, a decrease of approximately $17,600 in corporate communications costs and a decrease of approximately $200,400 in employee remuneration expense resulting from bonus payments made in the quarter ended March 31, 2018 and none during the quarter ended March 31, 2019, offset by an increase in investor relations based expense of approximately $199,600, an increase of approximately $27,200 in insurance expense, an increase of approximately $194,100 in legal fees, an increase of approximately $43,900 in compliance expense and an increase of $165,400 in employee leave accruals adjustment.

Occupancy Expenses

Occupancy expenses decreased by approximately $1,960 to $21,775 for the nine months ended March 31, 2019, as compared to $23,734 for the nine months ended March 31, 2018. The decrease primarily relates to the fluctuation in foreign currency exchange rates of approximately $1,960 in the nine months ended March 31, 2019.

Research and Development Expenses

Research and development expenses decreased by approximately $1,470,000 to $203,625 for the nine months ended March 31, 2019, as compared to $1,673,606 for the nine months ended March 31, 2018. The decrease in research and development expenses is primarily attributable to completion of process development activities and preparation for commencement of the engineering run and subsequent full scale GMP manufacture of PRP for clinical trials in the six months ended December 31, 2017, which clinical trials we hope to commence in early 2020 calendar year if we raise sufficient proceeds via the Equity Line or by raising additional capital. Completed activities include raw material purification and stabilization process development, development of analytical quality assurance and control methods, reproduction runs for raw materials, and preparation of raw materials and finished product specifications for future full scale GMP manufacture of PRP.

Interest Expense/Income

Interest expense decreased by approximately $900,700 to $1,309,336 for the nine months ended March 31, 2019, as compared to $2,210,097 for the nine months ended March 31, 2018. Interest expense is primarily comprised of approximately $307,800 of debt discount amortization and approximately $822,600 accretion of debt premium. This decrease is primarily attributable to a decrease in the issuance of derivative debt during the nine months ended March 31, 2019, resulting in lower amortization of debt discount, along with a decrease in issuance of convertible notes with discounted debt features during the nine months ended March 31, 2019.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities increased by approximately $1,893,000 to a loss of $(1,914,980) for the nine months ended March 31, 2019, as compared to a loss of $(22,035) for the nine months ended March 31, 2018. This increase is primarily attributable to an increase in the volatility of the prices of our shares of common stock, along with a decrease in our stock price during the quarter ended March 31, 2019, which resulted in the recognition of such greater loss.

Gain (loss) on Debt Settlements, Net

Gain (loss) on debt settlements, net, increased by approximately $48,500 to a gain of $14,200 for the nine months ended March 31, 2019, as compared with a loss of $(34,337) for the nine months ended March 31, 2018. The decrease in gain (loss) on debt settlements is primarily attributable to no new debt settlement agreements being entered into in the nine months ended March 31, 2019.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction increased by approximately $249,300 to a loss of $(488,813) for the nine months ended March 31, 2019, as compared with a loss of $(239,498) for the nine months ended March 31, 2018. The increase in foreign currency transaction loss is primarily attributable to greater fluctuation in exchange rates in the nine months ended March 31, 2019, as compared to the nine months ended March 31, 2018.

Net loss

Net loss decreased by approximately $1,459,900 to $4,156,830 for the nine months ended March 31, 2019, as compared to a net loss of $5,616,728 for the nine months ended March 31, 2018. The decrease is primarily attributable to an increase in unrealized loss resulting in change in fair value of derivative liabilities of approximately $1,892,900, an increase in foreign currency transaction loss of approximately $249,300, offset by a decrease in operating loss of approximately $1,669,700, an increase in the gain on extinguishment of debt of approximately $1,047,700 and a decrease in interest expense of $900,700.

Liquidity and Capital Resources

Current Financial Condition

As of March 31, 2019, we had total assets of $259,916, comprised primarily of cash of $107,210, GST tax receivable of $4,379, prepaid expenses and other current assets of $137,013 and property and equipment, net, of $9,183. This compares with total assets of $71,387 as of June 30, 2018, comprised primarily of cash of $19,921, GST tax receivable of $6,257, prepaid expenses and other current assets of $34,712 and property and equipment, net, of $8,277.

As of March 31, 2019, we had current liabilities of $3,672,939, primarily comprised of net convertible debt of $2,067,717, accrued expenses and accounts payable of $1,189,660, employee benefit liability of $320,308 and embedded conversion option liabilities of $11,097. This compares with current liabilities of $6,823,307, primarily comprised of net convertible debt of $4,699,299, accrued expenses and accounts payable of $1,521,773, employee benefit liability of $143,052 and embedded conversion option liabilities of $371,532, as of June 30, 2018.

We have funded and continue to fund our operations primarily through the issuance of equity and convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants’ expenses and travel expenses.

During the nine months ended March 31, 2019 and as of the date of this Quarterly Report, we borrowed gross proceeds of approximately $1,236,000 from the sale of convertible promissory notes during such period with various maturity dates ranging from June 29, 2019 to December 24, 2019. In addition, during the nine months ended March 31, 2019 and as of the date of the filing of this Quarterly Report, we received gross proceeds of approximately $1,032,000 and $29,000 from the put notices that we submitted to L2 Capital, LLC and Oasis Capital as of such date, respectively, to purchase an aggregate of 63,600,000 and 8,000,000 shares, respectively, of our common stock. In addition, we anticipate the receipt of approximately an additional $28,175 in gross proceeds as a result of executing the last submitted put notice.

We have substantial capital resource requirements and have incurred significant losses since inception. As of March 31, 2019, we had $107,210 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. We intend to continue to use the proceeds of the Equity Line or seek other financing to generate additional cash to fund our operations and business expenses, including research and development. If we are unable to access the Equity Line as described in the notes to our condensed consolidated financial statements included elsewhere in this Quarter Report or obtain additional financing, we believe our current available cash will be insufficient to meet our cash needs for the near future, including for planned clinical trials. We will then need to borrow additional amounts via the issuance of convertible notes on terms similar to the notes described in this Quarterly Report and/or obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations and launch clinical trials. On February 4, 2019, we entered into an agreement with a certain investment bank, pursuant to which we retained such investment bank as our exclusive placement agent through May 31, 2019. In the event of the closing of an offering during such period (or the tail period after, if applicable), such investment bank would receive a percentage of the proceeds in cash and a percentage of the shares of our common stock issued in the offering as warrants. As of the date of this Quarterly Report, no funds have been raised pursuant to this agreement. There can be no assurances that the Equity Line or any other financing will be available in amounts or terms acceptable to us, or at all. The failure by us to obtain such financing at reasonable terms would have a material adverse effect upon our business and plan of operations, financial condition and results of operations, and adversely affect our ability to complete ongoing activities in connection with our research and development programs, including initiating planned clinical trials.

Sources and Uses of Cash

	For the Nine Months Ended March 31,
	2019	2018
Net cash used in operating activities	$(1,793,805)	$(1,730,085)
Net cash used in investing activities	$(2,874)	$-
Net cash provided by financing activities	$1,920,159	$1,893,255
Effect of exchange rate changes on cash	$(36,191)	$(222,917)

Net cash used in operating activities was $1,793,805 for the nine months ended March 31, 2019, as compared to $1,730,085 for the nine months ended March 31, 2018. This fluctuation is due to a decrease in accounts payable of approximately $154,800, along with fluctuations in changes in foreign currency transaction gains and losses, changes related to the valuation of new derivative liabilities and the revaluation of existing derivative liabilities in the nine months ended March 31, 2019.

Net cash used in investing activities was $2,874 for the nine months ended March 31, 2019, as compared to $0 for the nine months ended March 31, 2018. This fluctuation is due to the purchase of fixed assets in the nine months ended March 31, 2019.

Cash flows provided by financing activities for the nine months ended March 31, 2019 were $1,920,159, as compared to $1,893,255 for the nine months ended March 31, 2018. During the nine months ended March 31, 2019, we received proceeds from the sale of convertible promissory notes of $1,236,000. During the nine months ended March 31, 2018, we received proceeds from convertible promissory notes of $2,385,781.

The effect of the exchange rate on cash resulted in a $36,191 negative adjustment to cash flows in the nine months ended March 31, 2019, as compared to a negative adjustment of $222,917 to cash flows in the nine months ended March 31, 2018. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

Going Concern Qualification

We did not generate any revenue for the nine months ended March 31, 2019 and 2018 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2018 and 2017. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds. Management is currently seeking additional funds to operate our business, primarily through the issuance of equity and/or debt securities for cash, including continuing to utilize the Equity Line. No assurance can be given that the Equity Line will continue to be available or other financing will be available or, if available, that it will be in amounts or on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2019:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the section captioned “Risk Factors” of our Registration Statement on Form S-1, filed with the SEC on February 25, 2019. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report.

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

Issuance of Shares of Common Stock upon Conversion ― during the quarter ended March 31, 2019, we issued 70,336,685 shares of our common stock at an average conversion price of $0.0084, ranging from $0.0069 to $0.011, as a result of the conversion of principal and interest in the aggregate amount of $583,331 underlying certain convertible notes converted during such period.

Issuance of Shares of Common Stock ― during the quarter ended March 31, 2019, we issued 5,000,000 shares of our common stock to certain consultants for services provided to us valued at $100,000.

Issuance of Shares of Common Stock from Puts ― during the quarter ended March 31, 2019, we issued 36,600,000 shares of our common stock at an average price of $0.0125, ranging from $0.0096 to $0.013, raising $457,419.

Except as otherwise noted, the securities in these transactions were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering. Each of the persons acquiring the foregoing securities was an accredited investor (as defined in Rule 501(a) of Regulation D) and confirmed the foregoing and acknowledged, in writing, that the securities must be acquired and held for investment. All certificates evidencing the shares sold bore a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith. The proceeds from these sales, to the extent they were received by us, were used for general corporate purposes.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2019, we were in default under certain convertible promissory notes issued to certain noteholders on August 8, 2017 and December 27, 2017 for failure to pay an aggregate of $597,435 of principal and accrued interest as of March 31, 2019, subsequent to their maturity dates. We are currently in discussions with such noteholders to extend such maturity dates. See Note 5 – Convertible Notes to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, dated November 11, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, dated July 9, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of January 23, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of August 28, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on September 27, 2018).

4.1	Certificate of Designation of Series A Preferred Stock of the Company, dated December 2, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

4.2	Certificate of Designation of Series B Preferred Stock of the Company, dated June 16, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

4.3	8% Convertible Redeemable Junior Subordinated Note due October 31, 2017 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2016).

4.4	8% Convertible Redeemable Junior Subordinated Back End Note due October 31, 2107 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2016).

4.5	10% per Annum, $250,000 Junior Subordinated Convertible Note (Note #1) issued to Regal Consulting (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 23, 2016).

4.6	10% per Annum, $250,000 Junior Subordinated Convertible Note (Note #2) issued to Regal Consulting (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 23, 2016).

4.7	8% Convertible Redeemable Promissory Note due December 2, 2018 issued to Delafield Limited Investments (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.8	Common Stock Purchase Warrant to Delafield Limited Investments, dated December 2, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.9	8% Convertible Redeemable Junior Subordinated Promissory Note due December 21, 2017 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

4.10	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due December 21, 2017 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

4.11	8% Convertible Redeemable Junior Subordinated Promissory Note due January 27, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2017).

4.12	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due January 27, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 3, 2017).

4.13	8% Convertible Redeemable Junior Subordinated Note due March 1, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.3 to the Company’ Quarterly Report on Form 10-Q filed on May 8, 2017).

4.14	8% Convertible Redeemable Junior Subordinated Note (Back End Note) due March 1, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017).

4.15	8% Convertible Redeemable Junior Subordinated Promissory Note due May 17, 2018, issued to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017).

4.16	8% Convertible Redeemable Junior Subordinated Promissory Note due September 12, 2018 issued to GS Capital, LLC (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

4.17	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due September 12, 2018 issued to GS Capital, LLC (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

4.18	8% Convertible Redeemable Junior Subordinated Note due October 25, 2018 issued to Eagle Equities, LLC, dated November 3, 2017 (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

4.19	8% Convertible Redeemable Junior Subordinated Back End Note due October 25, 2018 issued to Eagle Equities, LLC, dated November 3, 2017 (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

4.20	Collateralized Secured Promissory Note (Bank End Note) due June 25, 2018 (incorporated by reference to Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

4.21	8% Convertible Redeemable Note due December 29, 2018 issued to Eagle Equities, LLC, dated December 29, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

4.22	8% Convertible Redeemable Note due January 22, 2019 issued to Power Up Lending Group LTD., dated January 22, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

4.23	8% Convertible Redeemable Note due March 21, 2019 issued to GS Capital Partners, LLC, dated March 21, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

4.24	8% Convertible Redeemable Back End Note due March 21, 2019 issued to GS Capital Partners, LLC, dated March 21, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

4.25	Collateralized Secured Promissory Note due November 23, 2018 issued to GS Capital Partners, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

4.26	8% Convertible Redeemable Note due April 13, 2019 issued to GS Capital Partners, LLC, dated April 13, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

4.27	8% Convertible Redeemable Back End Note due April 13, 2019 issued to GS Capital Partners, LLC, dated April 13, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

4.28	Collateralized Secured Promissory Note due December 13, 2018 issued to GS Capital Partners, LLC, dated April 13, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

4.29	8% Convertible Redeemable Note due June 14, 2019 issued to Eagle Equities, LLC, dated June 14, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 20, 2018).

4.30	8% Convertible Redeemable Note due June 26, 2019 issued to JSJ Investments Inc., dated June 26, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018).

4.31	8% Convertible Redeemable Note due June 29, 2019 issued to Coventry Enterprises, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.32	8% Convertible Redeemable Back End Note due June 29, 2019 issued to Coventry Enterprises, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.33	Collateralized Secured Promissory Note due February 29, 2019 issued to Coventry Enterprises, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.34	8% Convertible Redeemable Note due July 13, 2019 issued to Eagle Equities, LLC, dated July 13, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2018).

4.35	8% Convertible Redeemable Note due August 28, 2019 issued to Power Up Lending Group Ltd., dated August 28, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

4.36	8% Convertible Redeemable Note due August 29, 2019 issued to Eagle Equities, LLC, dated August 29, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

4.37	8% Convertible Redeemable Note, dated October 2, 2019, issued by the Company to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.38	8% Convertible Redeemable Note, dated October 2, 2019, issued by the Company to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.39	8% Convertible Redeemable Back End Note, dated October 2, 2019, issued by the Company to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.40	Collateralized Secured Promissory Note, dated October 2, 2018, issued by GS Capital Partners, LLC to the Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.41	8% Convertible Redeemable Note, dated November 30, 2018, issued by the Company to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 6, 2018).

4.42	8% Convertible Redeemable Note, dated December 24, 2018, issued by the Company to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018).

10.1	Debt Settlement Agreement, dated February 4, 2015, between the Company and James Nathanielsz (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.2	Debt Settlement Agreement, dated February 4, 2015, between the Company and Julian Kenyon (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.3†	Form of Scientific Advisory Board Member Agreement (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on March 25, 2016).

10.4	Manufacturing Services Agreement, dated August 12, 2016, between the Company and Amatsigroup NV (fka Q-Biologicals NV) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.5	Quality Assurance Agreement, dated August 12, 2016, between the Company and Amatsigroup NV (fka Q-Biologicals NV) (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.6	Securities Purchase Agreement, dated October 31, 2016, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2016).

10.7	Consulting Agreement, dated November 18, 2016, between the Company and Regal Consulting, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2016).

10.8	Securities Purchase Agreement, dated December 21, 2016, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

10.9	Securities Purchase Agreement, dated January 30, 2016, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2017).

10.10	Securities Purchase Agreement, dated March 1, 2017, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017).

10.11	Securities Purchase Agreement, dated as of May 17, 2017, between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017).

10.12	Securities Purchase Agreement, dated as of September 12, 2017, between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

10.13	Securities Purchase Agreement, dated October 25, 2017, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

10.14	Securities Purchase Agreement, dated as of December 29, 2017, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

10.15	Securities Purchase Agreement, dated January 22, 2018, between the Company and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

10.16	Securities Purchase Agreement, dated as of March 23, 2018, between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

10.17	Securities Purchase Agreement, dated as of April 13, 2018, between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

10.18	Securities Purchase Agreement, dated as of June 14, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2018).

10.19	Securities Purchase Agreement, dated as of July 13, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2018).

10.20	Securities Purchase Agreement, dated August 28, 2018, between the Company and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

10.21	Securities Purchase Agreement, dated August 29, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

10.22	Securities Purchase Agreement by and between the Company and Coventry Enterprises, LLC, dated as of June 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

10.23	Securities Purchase Agreement, dated October 2, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

10.24	Securities Purchase Agreement, dated October 2, 2018, between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

10.25	Equity Purchase Agreement, dated October 5, 2018, between the Company and L2 Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

10.26	Registration Rights Agreement, dated October 5, 2018, between the Company and L2 Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

10.27	Securities Purchase Agreement, dated November 30, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2018).

10.28	Securities Purchase Agreement, dated as of December 24, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018).

10.29	Equity Purchase Agreement, dated as of February 25, 2019, between the Company and Oasis Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2019).

10.30	Registration Rights Agreement, dated as of February 25, 2019, between the Company and Oasis Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2019).

10.31†	Amended and Restated Employment Agreement, dated as of May 14, 2019, between the Company and James Nathanielsz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.32†	Amended and Restated Services Agreement, dated as of May 14, 2019, between the Company and Julian Kenyon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.33†	Propanc Biopharma, Inc.’s 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.34†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

** Furnished herewith.

† Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: May 15, 2019	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)

