Form 10-K
period 2019-06-30
Propanc Biopharma, Inc.
filed 2019-10-15
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 000-54878

PROPANC BIOPHARMA, INC.
(Exact name of registrant as specified in its charter)

Delaware	33-0662986
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	identification No.)

302, 6 Butler Street, Camberwell, VIC Australia	3124
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code	61 03 9882 0780

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Securities registered pursuant to section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [  ] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). [X] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). [  ] Yes [X] No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $11,285,202 computed by reference to the closing price of the registrant’s common stock as quoted on the OTCQB maintained by OTC Markets, Inc. on December, 31 2018 (which was $9.65 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of October 2, 2019, there were 1,170,026 shares of common stock, par value $0.001 issued and outstanding.

PROPANC BIOPHARMA, INC.

Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended June 30, 2019 (this “Annual Report”) contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made in reliance upon the protections provided by such act for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “might,” “will,” “will likely result,” “would,” “should,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” “forecast,” “anticipate,” “seek,” “continue,” “target” or the negative of such terms or other similar expressions. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

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

Overview

We are a development-stage healthcare company that is currently focused on developing new cancer treatments for patients suffering from pancreatic, ovarian and colorectal cancer. Utilizing our scientific and oncology consultants, we have developed a rational, composite formulation of anti-cancer compounds, which together exert a number of effects designed to control or prevent tumors from recurring and spreading through the body. Our lead product candidate, PRP, is a variation upon our novel formulation and involves proenzymes, the inactive precursors of enzymes. As a result of positive early indications of the anti-cancer effects of our technology, over the last year we have conducted successful pre-clinical studies on PRP and subject to us receiving adequate financing, hope to submit a clinical trial application in the fourth calendar quarter of 2019. We intend to develop our PRP to treat early-stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

Key Research and Development Highlights:

●	Potential cancer treatment: We are developing PRP, an intravenous once-daily proenzyme treatment as a therapeutic option in cancer treatment and prevention. PRP is a combination of the pancreatic proenzymes trypsinogen and chymotrypsinogen.

●	Multiple mechanisms of action on cancerous or carcinogenic cells: PRP produces multiple effects on cancerous cells intended to inhibit tumor growth and potentially stop a tumor from spreading through the body. This is in contrast to current cancer treatments that lack sufficient efficacy to achieve a durable clinical response. As our research progresses, we intend to explore further these multiple mechanisms of action in order to identify opportunities to expand our intellectual property portfolio. Furthermore, we hope to uncover the molecular targets of the proenzymes to identify their potential for developing new compounds.

●	Encouraging data from patient treatment: We began our development efforts by analyzing scientific research undertaken over the last 15 years, including clinical data from patients in the UK and Australia. We concluded that there is at least indirect evidence that a formulation such as PRP may be an effective treatment against cancer and warranted further development.

●	Pre-Clinical Efficacy Studies: In November 2015, we completed animal efficacy studies in mice through our contract research partner, vivoPharm, demonstrating proof of concept in vivo. During the course of these studies, we discovered a new target therapeutic dose range using proenzymes for treating cancer. That month, we filed a patent application in support of this discovery, as described further herein.

●	Pre-Clinical Toxicology Studies: In October 2016, we completed an animal study for PRP, in which we evaluated its toxicokinetic parameters as well as its distribution and bioavailability, both before and after repeat dosages. We then initiated a second such study in December 2016. That study escalated the dosage levels in different phases and was completed in April 2017. We observed no major toxicological findings after PRP was administered by intravenous injection once daily throughout the study period.

●	Anticipated Clinical Trial Application: With the successful completion of the studies described above, we believe we have accumulated sufficient data to establish a safe and effective dosage level for PRP and advance our product development to the clinical stage. We are currently working with our manufacturer to create the finished product that will be part of our Investigational Medicinal Product Dossier to be submitted in connection with our anticipated first clinical trial for PRP, which we expect will be conducted in the UK, Europe or Australia.

●	Orphan Drug Designation: In June 2017, we received notification from the U.S. Food and Drug Administration (FDA) that PRP had been conferred Orphan Drug Designation. This special status is granted when a rare disease or condition is implicated and a potential treatment qualifies under the Orphan Drug Act and applicable FDA regulations. Orphan Drug status qualifies us for various development incentives, including protocol assistance, the potential for research grants, the waiver of future application fees, and tax credits for clinical testing if we choose to host future clinical trials in the U.S.

●	Unique intellectual property: In addition to our pre-clinical studies, we have also focused on building a significant portfolio of intellectual property around the use of proenzymes in the treatment of cancer, identifying new formulations, alternative routes of administration and potential new therapeutic targets. We have filed numerous patent applications relating to PRP, several of which have been granted while others remain pending. In the U.S., we have been issued one patent to date (No. 9,636,359). Our most recent notification of allowance was allowed in the United States in March 2019. Our patent protection extends to both PRP’s mechanism of action and the new compositions of proenzymes.

●	Research and development expenses: During the fiscal years ended June 30, 2019 and 2018, we have spent $260,335 and $1,825,728, respectively, on research and development expenses. Historically, we have assumed all of the costs associated with research and development. In September 2018, we entered into a two-year joint collaboration agreement with the Jaén University, which is based in Andalucía, Spain, to assist us in expanding our product pipeline by discovering new compounds based on trypsinogen and chymotrypsinogen.

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

On November 23, 2010, our Company was incorporated in the state of Delaware as Propanc Health Group Corporation. In January 2011, to reorganize our Company, we acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis and Propanc PPY LTD became our wholly-owned subsidiary. Effective April 20, 2017, we changed our name to “Propanc Biopharma, Inc.” to better reflect our stage of operations and development. On the same date, we also effected a 1-for-250 reverse stock split whereby we (i) decreased the number of authorized shares of our common stock to 100,000,000 (ii) decreased the number of authorized shares of our preferred stock to 1,500,005 and (iii) decreased, by a ratio of 1-for-250 the number of retroactively issued and outstanding shares of our common stock.

On January 23, 2018, we filed a Certificate of Amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 400,000,000. On September 21, 2018, we filed a Certificate of Amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 400,000,000 to 4,000,000,000. On June 11, 2019, we filed a Certificate of Amendment, as amended, to our Certificate of Incorporation to decrease the number of authorized shares of our common stock from 4,000,000,000 to 100,000,000 in connection with the 1-for-500 reverse stock split that occurred on June 24, 2019.

Important Milestones for Propanc

●	From the late 1990s, work from other scientists and clinicians, including Dr. Josef Novak in the U.S., and a since retired oncologist from the Czech Republic, Dr. Frantisek Trnka, shed new light on the therapeutic potential of Professor John Beard’s insights. Extensive laboratory work undertaken over a number of years by Novak and Trnka was reported in the journal Anticancer Research in 2005 in the paper entitled Proenzyme Therapy of Cancer. The conclusion of Novak and Trnka from this work was the discovery “that proenzyme therapy mandated first by John Beard nearly one hundred years ago, shows remarkable selective effects that result in growth inhibition of tumor cells with metastatic potential.” Today, these important scientific observations support our view that proenzymes are selective and effective in targeting malignant tumor cells and could become an effective tool in the fight against metastatic cancer.

●	In 2007, Dr. Julian Kenyon, Medical Director of the Dove Clinic in the UK, and Dr. Douglas Mitchell further developed the therapeutic concepts of Beard and identified strategies that could improve upon the therapeutic potential of Beard’s original ground-breaking work. A suppository formulation was developed by Mandeville Medicines in Buckinghamshire, UK, at the request of, and in consultation with, Drs. Kenyon and Mitchell, in an effort to improve on results reported in the literature pertaining to the potential therapeutic use of proenzymes in cancer treatment. Patients were first treated with the suppository formulation in April 2007 at The Dove Clinic in the UK, and in July 2007 at the Opal Clinic in Australia. Drs. Kenyon and Mitchell, through The Dove Clinic and Opal Clinic respectively, treated cancer patients in the United Kingdom and Australia with a suppository formulation of proenzymes. The treatment was undertaken under special UK and Australian regulatory provisions. In the UK it was undertaken under the regulations of the Medicines and Healthcare Products Regulatory Agency (the “MHRA”), designed for patients who have special clinical needs that cannot be met by licensed medicinal products, and in Australia under the Therapeutic Goods Administration (“TGA”) Special Access Scheme, a mechanism that provides for the import and/or supply of an unapproved therapeutic good for a single patient, on a case by case basis. In both jurisdictions, patients are permitted to receive treatment on an individual basis for compassionate use as long it is supplied by a recognized, licensed manufacturer who is able to meet certain guidelines for unapproved products, and individual case files are maintained for patients should the regulatory authorities require this information. No prior approval was required by either the MHRA or TGA prior to the commencement of treatment. No suppository formulation of the proenzymes was available and it was necessary for a novel suppository formulation to be manufactured specifically for these patients by a suitably licensed manufacturer.

●	Forty-six late stage cancer patients suffering from a range of malignancies in the UK and Australia received treatment with the proenzyme suppositories over periods of time ranging from one month to in excess of 17 months. Inspired by their observations in clinical practice, Drs. Kenyon and Mitchell resolved to develop proenzyme therapy for cancer patients worldwide.

●	In late 2007, Drs. Kenyon and Mitchell and Mr. James Nathanielsz, our Chief Executive Officer and Chief Financial Officer, developed a strategy to commercialize the newly developed proenzyme formulation, now designated PRP. Propanc PTY LTD. was established in Australia as a vehicle to refine, develop and commercialize novel, patented proenzyme therapeutics for the treatment of cancer.

●	In 2008, our Scientific Advisory Board (the “Scientific Advisory Board”) comprising Professor John Smyth (Edinburgh University), Professor Klaus Kutz (Bonn University) and Professor Karrar Khan (De Montfort University) was established. Today, the expertise of the Scientific Advisory Board in oncology research and development will be relied upon as we initiate patient trials and advance our products down the requisite regulatory pathways to commercialize our proenzyme therapies.

●	In 2009, a retrospective review of the patient notes from the 46 patients treated in the UK and Australia with the proenzymes suppositories (as described above) was undertaken by Dr. Kenyon. This report was subject to analysis by Professor Klaus Kutz who, at the time of the review, was an independent consultant in clinical pharmacology and safety, specializing in oncology. Professor Kutz observed that no patients were reported as living for a period less than that predicted by the treating clinician and a number of terminally ill patients lived marginally longer than predicted, particularly those suffering from pancreatic, colorectal, ovarian and gastro-intestinal cancers. As a result of the observations made by Dr. Kenyon and Professor Kutz, we are targeting the development of proenzyme therapy for the treatment of colorectal and pancreatic cancers for clinical trials, and in the future targeting other cancer types as our product candidate progresses to commercialization.

●	In early 2008, a research collaborative partnership was established with Professor David Tosh at the Center for Regenerative Medicine, Department of Biology and Biochemistry at Bath University, to investigate the molecular mechanisms by which the proenzyme formulation is acting, which resulted in us filing two provisional patents a year later. We undertook additional scientific research with Professor Tosh, Dr. Macarena Perán, Department of Health Sciences at Jaén University, and Dr. Juan Antonio Marchal, Biopathology and Regenerative Medicine Institute at Granada University. Important anti-cancer effects of the proenzymes were discovered, including triggering cell necrosis (cell death) and apoptosis (programmed cell death) and significantly, the induction of cell differentiation (i.e. inducing cancer cells to exhibit normal cell behavior). This led to us increasing our intellectual property base and patent new pharmaceutical compositions designed to enhance the effects of proenzymes. Subsequently, two provisional patents were combined into one Patent Cooperation Treaty (“PCT”) Application, filed on October 22, 2010 (PCT Application), and then a year later, we completed a 30 month national phase filing deadline for an international patent and commenced entering the national phase in countries around the world. Thus far, we have received grant status in Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore and South Africa and our application remains under examination in Brazil, Canada, the European Union, Malaysia, Mexico and the Republic of Korea. In the United States, one patent has been issued to date by the United States Patent and Trademark Office (No. 9,636,359) while another remains pending. We also have a second PCT application for our proenzyme composition that is pending as well two other applications filed and pending in Spain.

●	In late 2010, we made important discoveries and scientific observations, resulting in additional composition claims, which were included in the original PCT Application, further protecting the company’s proenzyme formulation. Collaboration with vivoPharm Pty Ltd. (“vivoPharm”), located in Melbourne, Australia, with research facilities in Hershey, Pennsylvania, United States, identified a highly synergistic ratio of the proenzymes when combined together, resulting in increased anti-cancer effects in several tumor cell lines. Furthermore, although α-Amylase was previously included in the early days of enzyme therapy and in the suppository formulation developed by Dr. Kenyon and Dr. Mitchell, after evaluating the synergistic interaction between the two proenzymes and α-Amylase, we concluded that α-Amylase did not contribute to the anti-tumor activity of the formulation, and so it was removed. By 2011, further work completed by vivoPharm confirmed the anti-metastatic effects of the newly combined ratio of the proenzymes in various cell line assays, and anti-angiogenic (inhibition of blood vessel formation) properties of the proenzyme treatment in mice.

●

At this time, we decided to access the U.S. markets in order to raise the capital needed to finance the Company’s proenzyme treatment for future preclinical testing and clinical trials. We incorporated as Propanc Health Group Corporation in the state of Delaware in November 2010 and in January 2011, we acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis making and Propanc PTY LTD became our wholly-owned subsidiary. In mid-2012, our common stock began trading on the Over-the-Counter Bulletin Board and it currently trades on OTCQB.

●	In May 2013, it was observed that proenzymes enforce the re-entry of cancer cells back into normal cellular pathways and this may represent a novel approach to the treatment of cancer. These findings were published in Cellular Oncology, a peer reviewed journal of the International Society for Cellular Oncology.

●	In 2014, after conducting a detailed strategic review of our scientific and preclinical research, our development team determined that parenteral drug administration is the preferred route for the Company’s lead product, PRP. This approach is expected to maximize results in future patient trials, by ensuring maximum exposure of the drug to the tumor site.

●	In mid-2015, Dr. Joseph Chalil joined our Scientific Advisory Board as an independent expert to provide advice on the Company’s drug development programs, in particular, our lead product, PRP. Dr. Chalil is a physician and executive at Boehringer Ingelheim, one of the world’s largest privately held pharmaceutical companies.

●	Between July 2015 and February 2016, several scientific research findings were announced demonstrating significant anti-tumor efficacy in several animal models, including pancreatic and ovarian cancers at higher doses when administering proenzymes by intravenous injection, dramatic suppression of cancer stems cells in cell culture by altering several key pathways involved with invasion and metastasis, and identification of a synergistic response in a broad range of cancer types including kidney, melanoma, brain, prostate, liver, uterine and lung cancers.

●	In 2016, we added additional members from our partner universities and hospital to our Scientific Advisory Board, including Dr. Macarena Perán, who is currently Reader in Anatomy at the University of Jaén in Spain, Professor Juan Antonio Marchal Corrales, Professor of Anatomy and Embryology at the Faculty of Medicine at the University of Granada, and Dr. Maria García, Head of Translational Research at the University Hospital of Granada.

●	In August 2016, we entered into a Manufacturing Services Agreement and Quality Assurance Agreement with Amatsigroup NV, formally known as Q-Biologicals NV, a contract manufacturing organization located in Belgium. Pursuant to the Manufacturing Services Agreement, Amatsigroup produces for us certain drug substances and product containing certain enzymes at its facility in Belgium. We use these substances and products for development purposes, including but not limited to future clinical trials.

●	In October 2016, we completed an animal study for PRP, in which we evaluated its toxicokinetic parameters as well as its distribution and bioavailability, both before and after repeat dosages. We then initiated a second such study in December 2016. That study escalated the dosage levels in different phases and was completed in April 2017. We observed no major toxicological findings after PRP was administered by intravenous injection once daily throughout the study period.

●	On April 20, 2017, we changed our corporate name to “Propanc Biopharma, Inc.” to better reflect our stage of operations and development.

●	In June 2017, we received notification from the FDA that PRP had been granted Orphan Drug Designation, a special status that will enable us to qualify for tax credits for our future clinical trials, among other benefits.

●	In October 2017, we published key findings relating to a combination of two proenzymes trypsinogen and chymotrypsinogen A with potent in vitro and in vivo anti-tumor efficacy in Scientific Reports, a peer reviewed scientific journal covering all areas of the natural sciences. It was concluded that PRP could have relevant oncological clinical applications for the treatment of advanced or metastatic adenocarcinoma and advanced epithelial ovarian cancer.

●	In February 2018, we announced allowance of our key patent application from the European Patent Office (EPO) covering a pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen within the European Union. The allowed patent application is the first approval for the Company in the EU, which protects the Company’s lead product candidate, PRP, a solution for once-daily intravenous administration of a combination of two pancreatic proenzymes trypsinogen and chymotrypsinogen.

●	In March 2018, we completed the successful reproduction run of the manufacturing process for the Company’s two drug substances trypsinogen and chymotrypsinogen. The successful reproduction run demonstrated scalability of our proprietary manufacturing process to enable routine production of the two active substances for PRP. The process was developed in collaboration with a European Contract Manufacturing Organization (CMO) experienced in the production of biopharmaceuticals.

●	In July 2018, we entered national phase for two of our key patent applications from our intellectual property portfolio. The first patent application, which entered national phase in July 2018, describes a method to eradicate cancer stem cells, and a second patent application, covering proenzyme compositions for the treatment of solid tumors, completed national phase entry mid-July 2018. National phase is a process whereby applicants file a patent application in each individual jurisdiction or country, according to where intellectual property protection is sought.

●	In September 2018, we entered into a two-year collaboration agreement with the University of Jaén to provide certain research services to us. In consideration of such services, we agreed to pay the university approximately 52,000 Euros ($60,762 USD) in year one and a maximum of 40,000 Euros ($46,740 USD) in year two. Additionally, in exchange for full ownership of the intellectual property we agreed to pay royalties of 2% of net revenues to the University.

●	In December 2018, we announced that our foundation patent application has been granted by the Office of the Controller General of Patents, Design and Trademarks, India. The foundation patent, which covers our lead product candidate, PRP, pioneers the discovery of a pharmaceutical composition for treating cancer via a combination of trypsinogen and/or chymotrypsinogen pancreatic proenzymes. As of June 30, 2019, the foundation patent has been granted in the United States, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Turkey, United Kingdom, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore, Malaysia, South Africa, Mexico, Republic of Korea and India. It is presently under examination in Brazil and Canada.

●	In January 2019, we announced that a cooperation agreement has been entered into between the University of Jaén and our Company to commence the POP1 joint drug discovery program to be co-funded by both parties. The agreement coincides with the appointment of research scientist, Mr. Aitor González, to lead the drug discovery and research activities over the next 3 to 4 years. The objective of the program is to identify and develop suitable backup compounds to our lead product candidate, PRP. As part of the agreement, Macarena Perán, Ph.D. and Julian Kenyon, M.D. have been appointed as joint supervisors, representing the University and our Company, respectively. The program involves advancing new compounds through a drug screening process, followed by preclinical and early stage clinical development. As the drug candidate progresses along the development pathway, the collaboration will also involve the Universities of Granada and Jaén, as well as Granada and Almeria Hospitals, which are members of FIBAO, a Public Health Foundation, based in Granada, Spain, committed to assisting commercial partners with the development and commercialization of innovative technologies designed to benefit humankind.

●	In March 2019, we announced that we received a notification of allowance from the United States Patent and Trademark Office (“USPTO”) confirming both methods of treatment and composition of matter claims involving trypsinogen and chymotrypsinogen for our foundation patent in the U.S. that covers PRP. The notification of allowance from the USPTO signifies that a USPTO examiner has determined that PRP’s patent application is complete and meets all relevant statutory requirements.

●	In March 2019, we announced that we have initiated development of a bio-analytical assay intended to quantify the active ingredients of RPR in preparation for human trails planned for 2019. The necessary work performed in connection with this development will be conducted by a specialist Contract Research Organization with extensive knowledge in the development of functional assays for different bio-therapeutics.

●	Today, after deepening our scientific knowledge of the anti-cancer effects of proenzymes through our ongoing efforts with our research partners and strengthening our intellectual property portfolio by filing our patents in countries around the world, we believe we are ready to undertake human clinical trials and subject to receiving adequate financing, we hope to submit a clinical trial application in the fourth quarter of 2019 calendar year.

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

Our Solution

Our solution is to develop and commercialize a long-term therapy to prevent tumor recurrence and metastases, the main cause of patient death from cancer. We believe this problem can be addressed by developing a proenzyme formulation specifically targeting malignant carcinoma cells to create a long lasting clinical benefit to the patient.

Propanc’s Theory Proenzymes Regulate Cell Proliferation

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

Subsequently in the late 1990s, after following Professor Beard’s recommendations, Drs. Novak and Trnka hypothesized that administration of proenzymes, rather than the enzymes, was of crucial importance to the clinical effectiveness of the treatment approach first developed by Professor Beard, and that the precursor nature of the active enzymes may offer protection against numerous serpins (proteins which can inhibit proenzymes) in the blood.

As knowledge of tumor cell and molecular cell biology has increased over the years, our scientists and research partners have made important scientific discoveries identifying that proenzymes suppress the EMT program and induce cell differentiation, i.e., return cancerous cells towards normal cell behavior, or a benign state.

After more than 100 years, the initial observations made by Professor Beard may have a potential common link between embryogenesis and cancer, by which cells are able to become motile and invasive, via the EMT program, where the administration of proenzymes may regulate cell proliferation as a means to controlling carcinomas.

PRP

Our lead product, PRP, is a novel, patented formulation consisting of two proenzymes, trypsinogen and chymotrypsinogen, combined at a ratio of one-to-six (1:6), to be administered intravenously. After establishing proof of concept in vivo as described earlier, supplemented by laboratory research at the Universities of Jaén and Granada on the mechanism of action of the proenzyme mixture, evidence suggests PRP may be effective against a range of solid tumors.

Selectivity

Research published by Novak and Trnka in Anticancer Research (2005) suggests that the proenzymes in our product, trypsinogen and chymotrypsinogen, exhibit specificity for tumor cells and not normal cells. Once activated, they in turn activate Protease Activated Receptors Type 2 (“PAR2”), which are located on the cell membrane and involved with cancer cell proliferation. Activation of PAR2 results in a cascade of intracellular activities, including activation of a major component of the cell which controls its structure and architecture, the actin cytoskeleton. In a cancer cell, proenzymes have the effect of converting globular actin into filamentous actin, which causes the cell structure to collapse and induce cell death. This reduces tumor volume and is often seen in clinical practice.

Anti-Cancer Effects and Mechanism of Action

PRP consists of proenzymes which are known to influence a number of pathways critical for cancer cells to invade, grow and metastasize. Research published in collaboration with our research partners at Jaén and Granada Universities in the Journal of Cellular Oncology in 2013 shows the clinical benefits of PRP appear to result from enhanced differentiation of tumor cells, which inhibits proliferation and consequently reduces their ability to invade and metastasize.

Specifically, the research showed that proenzymes:

●	induce a dose-dependent inhibition of cell growth, triggering apoptosis and cell necrosis;

●	enhance expression of epithelial markers, such as E-cadherin and β-catenin;

●	decrease expression of EMT transcription factors responsible for coding specific gene sequences from DNA, associated with TGF-β cell signaling pathways; and

●	induce malignant cells to differentiate to benign forms.

Once activated, proenzymes influence the micro-immune environment around the cell, altering a number of pathways critical for supporting cancer cell growth, invasion and metastasis. This includes interacting with proteinases and cell signaling pathways in the extracellular matrix, whilst also interacting directly with cell surface proteins that effect the internal pathways of the cancer cell, triggering re-expression of epithelial markers, reducing important EMT markers, and inducing a series of cellular activities which alters the cancer cell’s morphology (structure) from a malignant to a benign state.

Planned Clinical Development

PRP recently completed preclinical development. A First-In-Human (FIH), Phase Ib study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP is planned to commence in the first half of 2020 calendar year in a jurisdiction to be selected by us, subject to us receiving adequate financing, and is hoped to be completed within twelve months. The study will be an open-label, multicenter, non-comparative study of PRP administered at increasing dose levels, with once daily intravenous injections over a 28-day cycle, with at least 20 and up to 40 patients enrolled.

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

Preclinical Development

We have extensive in vitro and in vivo studies demonstrating the anti-tumor efficacy of a novel proenzyme formulation consisting of a combination of trypsinogen and chymotrypsinogen in a synergistic ratio. The preclinical work was undertaken in collaboration with our contract research organization, vivoPharm, in both Melbourne, Australia and Hummelstown, PA, United States, together with universities we partnered with, including the Biopathology and Regenerative Medicine Institute, Center for Biomedical Research, at the University of Granada in Granada, Spain, and the Department of Health Sciences at the University of Jaén in Jaén, Spain. We funded both vivoPharm and the universities to carry out this research and retained the intellectual property rights within the field relating to any discoveries based on the mechanism of action and anti-tumor effects of the proenzymes.

The following preclinical development activities have been undertaken to date:

●	We tested the anti-proliferative effects of trypsinogen and chymotrypsinogen in 24 cancer cell lines and determined a synergistic ratio of 1:6, which we used to formulate PRP;

●	We evaluated the in vitro anti-angiogenic effects of PRP, by soft-agar formation assay, and in vivo using the AngioChamber™ assay, which is based on the normal physiological process of wound healing, to promote fibrous capsule formation around an implanted growth factor-releasing Teflon chamber;

●	To analyze the anti-metastatic effects of proenzymes, we studied the effects of PRP in cell invasion, cell migration, and in the modulation of EMT related genes in pancreatic and ovarian cancer cells; and

●	We also performed in vivo a pharmacokinetic study and assessed the anti-tumor efficacy of PRP in murine cancer models. To accomplish this, we treated mice that were orthotopically inoculated with A2780 human ovarian cancer cells, or with Pan02 mouse pancreatic tumor cells, with PRP.

Determination of Optimal Proenzyme Ratio

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

Determination of the Coefficient of Drug Interaction

The representative graphs show an optimal pro-enzyme synergistic ratio of the Trypsinogen to Chymotrypsinogen as 1:6

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

The anti-angiogenic effect of PRP was additionally investigated in vivo using the AngioChamber™ assay, a model used to assess the efficacy of anti-angiogenic treatments by measuring fibrous capsule formation in mice. In this assay the inclusion of basic fibroblast growth factor (bFGF) in the chamber supports the induction of blood vessels development and formation of a fibrous capsule. AngioChamber™ were excised from all post-mortem mice on the termination day, 24 hours following final treatment (Day 5).

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

Anti-invasion, anti-migration and anti-EMT effect of PRP

To analyze the in vitro anti-metastatic effect of the proenzyme treatment, we studied the effect of PRP in cell invasion, cell migration and the modulation of EMT related genes in cancer cells. First, to evaluate the effect of PRP on cell migration, a key event in carcinogenesis, we performed a wound-healing assay on human pancreatic BxPC3 and human ovarian A2780 cells. Migration is defined as the directed movement of cells on a substrate such as plastic plates occurring on 2D surfaces.

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

Secondly, we tested the inhibitory effect of the proenzyme formulation on cell invasion of colon and pancreatic tumor cells. Invasion is defined as cell movement through an extracellular 3D matrix. The principle of this assay is based on two medium containing chambers separated by a porous membrane through which cells transmigrate. Here, we tested different concentrations of PRP on MIA PaCa-2 pancreatic and HCT-15 colon human cancer cell lines. PRP showed a marked and significantly dose-dependent inhibition of invasion in both cell lines. Total inhibition of cell migration was achieved from PRP concentrations of T/C 0.015/0.093 mg/ml and so on with the other increasing concentrations tested.

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

Anti-tumor efficacy of PRP in orthotropic mice models

The effect of the proenzyme formulation PRP at different doses on tumor weight in orthotopically implanted pancreatic and ovary tumors was assessed. In the pancreatic tumor control group, there was significant (*P < 0.05) reduction in mean tumor weight in animals treated for 26 days with trypsinogen/chymotrypsinogen at 83.3/500 mg/kg (30.2 mg; 85.9% inhibition) compared with control (PBS; 214.8 mg), but not between trypsinogen/chymotrypsinogen at 27.5/165 mg/kg (196.5 mg; 8.5 % inhibition) and the control (as shown in the figure below).

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

PRP is a combination of two proenzymes, trypsinogen and chymotrypsinogen, specifically formulated within a specific ratio (1:6, as described above) designed to synergistically enhance their anti-cancer effects based on the mechanism of action. Patent protection for PRP has been secured in multiple jurisdictions, including the United States, and continues to be sought for similar compositions and mechanisms of action.

Oral enzymes have also been investigated previously for the treatment of cancer and, while generating encouraging results, their widespread use has been hampered by the very large quantities that have been considered necessary for effective treatment – 130 or more tablets per day. The high dose used with oral delivery is considered necessary due to the oral enzymes being broken down in the stomach and duodenum, the first part of the small intestine and very little actually being absorbed into the general circulation. By administering a proenzyme parenterally, and using a specific proenzyme formulation, the normal breakdown of the enzymes when taken orally is avoided and the drug can potentially be absorbed into the general circulation intact. It is also suggested that proenzymes are resistant to inactivation by numerous protein digesting enzymes, like serpins, which are circulating in the blood. Together with our scientific consultants, we believe that the development of a parenteral proenzyme formulation will lead to improved efficacy in the treatment of cancer compared with oral enzyme preparations, and will substantially reduce the dose in comparison to that used previously for oral enzyme therapy for the treatment of cancer.

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

As part of that commercial strategy, we will:

●	continue research and development to build our existing intellectual property portfolio, and to seek new, patentable discoveries;

●	seek to ensure all product development is undertaken in a manner that makes its products approvable in the major pharmaceutical markets, including the U.S., Europe, the UK, Australia and Japan;

●	aggressively pursue the protection of our technology through all means possible, including patents in all major jurisdictions, and potentially trade secrets; and

●	make strategic acquisitions to acquire new companies that have products or services that complement our future goals.

Development Plan and Milestones

PRP

We plan to progress PRP down a conventional early stage clinical development pathway for:

●	regulatory and/or ethics approval to conduct a Phase Ib study, and submit it with the applicable government agency for approval; and

●	Phase IIa multiple escalating dose studies to investigate the safety, tolerability, and pharmacokinetics of PRP administered intravenously to patients.

We are currently evaluating Australia, UK and Europe as the potential destination where we may commence the Phase Ib trial. In particular, we are closely evaluating Australia because of its research and development tax incentives, as well as a simplified regulatory environment. As part of such incentives, eligible companies conducting clinical trials in Australia may receive up to 43.5% “cash-back” benefit in the form of a refund of their qualified research and development costs and expenses. We are evaluating all options to conduct our planned clinical trials in the most cost-efficient manner, while striving to minimize dilution to our stockholders.

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

Anticipated timelines

Below is the timeline and a detailed discussion of our anticipated milestones and steps that we plan to take in preparation for our planned Phase Ib clinical trial.

In fourth quarter of 2019 calendar year, we anticipate the submission of the Clinical Trial Application for PRP in a jurisdiction to be determined by us that would suit the best interests of the trial and our Company. We anticipate receiving approval of such application in the first calendar quarter of 2020. Following the clinical trial application, we plan to commence our Study Preparation, including CRO Selection and Contracts, Analytical Lab Selection Contracts and Trial Sites Selection and Contracts. In connection with the Clinical Trial Application, this product will be part of our Investigation Medicinal Product Dossier, Study Protocol and Investigator’s Brochure. In the first half of 2020 calendar year, we hope to complete the Study Preparation with the Preparation of Logistics and Trial Sites Initiation Visits and complete our clinical trial application review.

Commencing in the first half of 2020 calendar year, we intend to initiate a Phase Ib study in advanced cancer patients with solid tumors and the anticipated costs will be approximately $6.5 million. We will need to raise additional financing to fund our planned Phase I, II and III clinical trials and for working capital.

Financial Objectives

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

Current Operations

We are at a pre-revenue stage. We do not know when, if ever, we will be able to commercialize our products and begin generating revenue. We are focusing our efforts on organizing, coordinating and financing the various aspects of the drug research and development program outlined earlier in this document. In order to commercialize our products, we must complete preclinical development, Phase Ib, IIa and IIb clinical trials in Europe, the U.S., United Kingdom, Australia or elsewhere, and satisfy the applicable regulatory authority that PRP is safe and effective. If the results from the Phase II trials are convincing, we will seek conditional approval from the regulatory authorities sooner. Therefore, from the time we commence clinical trials, we estimate that this will take approximately three to four years if we seek conditional approval upon completion of Phase II trials, or up to seven years if we determine that Phase III trials are needed. As described previously, when we advance our development projects sufficiently down the development pathway and achieve a major increase in value, such as obtaining interim efficacy data from Phase II clinical trials, we will seek a suitable licensing partner to complete the remaining development activities, obtain regulatory approval and market the product.

Current Therapies

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

License Agreements

We previously sponsored a collaborative research project at Bath University to investigate the cellular and molecular mechanisms underlying the potential clinical approach of our proprietary proenzyme formulation. As a result of this undertaking, we entered into a Commercialization Agreement with University of Bath (UK), dated November 12, 2009 (the “Commercialization Agreement”), where, initially, we held an exclusive license with Bath University, and where we and Bath University co-owned the intellectual property relating to our proenzyme formulations. The Commercialization Agreement originally provided for Bath University to assign the Patents (as defined therein) to Propanc in certain specified circumstances, such as successful completion of a clinical trial and commencement of a Phase II (Proof of Concept) clinical trial.

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

We continue to learn the properties of proenzymes with the long-term aim of screening new compounds for development. We anticipate engaging in future discussions with several technology companies who are progressing new developments in the oncology field as potential additions to our product line. Initially targeting the oncology sector, our focus is to identify and develop novel treatments that are highly effective targeted therapies, with few side effects as a result of toxicity to healthy cells.

Intellectual Property

We have filed multiple patent applications relating to our lead product, PRP. The first application was filed in October 2010 in each of the countries listed in the table below. This application has been granted and remains in force in the United States, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Turkey, United Kingdom, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore, Malaysia, South Africa, Mexico, Republic of Korea and India. In Brazil and Canada, the patent application remains under examination.

In 2016 and 2017 we filed other patent applications, as indicated below. Three applications were filed under the PCT. The PCT assists applicants in seeking patent protection by filing one international patent application under the PCT, which allows the applicants to seek protection for an invention in over 150 countries. Once national or regional applications are filed, the application is placed under the control of the national or regional patent offices, as applicable, in what is called the national or regional phase. One PCT application, filed in November 2016, entered the national phase in July 2018 in each of the countries listed in the table below. A second application filed in January 2017 entered the national phase commencing July 2018. A third application filed in April 2017 entered the national phase in October 2018.

No.	Title	Country	Case Status	Date Filed
1.	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic reduction agent.	USA, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Turkey, United Kingdom, Australia, China, Japan, Indonesia, Israel, New Zealand, Malaysia, Singapore, Malaysia, South Africa, Mexico, Republic of Korea and India	Granted	Oct-22-2010

		Brazil and Canada	Under Examination Divisional applications filed and under examination in USA, Mexico and China

2.	Proenzyme composition	Australia, Canada, China, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, New Zealand, Singapore, South Africa and USA	Application filed and pending	Nov-11-2016

3.	Cancer Treatment	Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Malaysia, New Zealand, Singapore and USA	Application filed and pending	Jan-27-2017

4.	Composition of proenzymes for cancer treatment	Australia, China, Europe, Japan, and USA	Application filed and pending	Apr-12-2017

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on our field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

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

Regulatory Matters

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

The impact of Brexit on the drug approval process in the UK is uncertain, which could significantly impact Propanc as we may elect to conduct our clinical trials for PRP in the UK. Companies based in the UK and operating in the drug industry are urging the European Union and the UK to reach an agreement to harmonize the regulatory process once the UK officially exits the European Union. We hope to commence our Phase IIa trials in 2021, and we are hopeful that there will be greater clarity on the regulatory process for drug approvals in UK in the near future.

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

Employees

As of October 2, 2019, we have one full-time employee and two part-time employees. In addition to our employees, we engage key consultants and utilize the services of independent contractors to perform various services on our behalf. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business. Over time, we may be required to hire additional employees or engage independent contractors to execute various projects that are necessary to grow and develop our business. These decisions will be made by our officers and directors, if and when appropriate.

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

RISKS RELATED TO OUR FINANCIAL CONDITION AND OUR NEED FOR ADDITIONAL CAPITAL

Our independent registered public accounting firm has expressed concerns about our ability to continue as a going concern. Our ability to continue as a going concern is in substantial doubt absent obtaining adequate new debt or equity financings.

The report of our independent registered public accounting firm expresses concern about our ability to continue as a going concern based on the absence of revenues, recurring losses from operations and our need for additional financing to fund all of our operations. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses. For the fiscal years ended June 30, 2019 and June 30, 2018, we had net losses of $5,758,369 and $7,039,155, respectively. Further, as of June 30, 2019, we had $2,394 in cash and had an accumulated deficit of $51,041,047.

Based upon our current business plan, we will need considerable cash investments to have the opportunity to be successful. Our capital requirements and cash needs are significant and continuing. We can provide no assurance that we will be able to generate a sufficient amount of revenue, if any, from our business in order to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business. The revenue and income potential of our proposed business and operations are unknown. If we cannot continue as a viable entity, we may be unable to continue our operations and you may lose some or all of your investment in our common stock.

We have incurred significant losses since our inception. We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $5,758,369 and $7,039,155, respectively, for the fiscal years ended June 30, 2019 and June 30, 2018. As of June 30, 2019, we had a deficit accumulated during the development phase of $51,041,047. To date, we have not generated any revenues and have financed most of our operations with funds obtained from private financings.

Since October 2007, we have devoted substantially all of our efforts to research and development of our product candidates, particularly PRP, and efforts to protect our intellectual property. Most recently, from January-February 2016, and October 2016-April 2017, we have contracted with third parties to perform a number of laboratory studies and dose range finding studies designed to examine the anti-cancer effects of PRP and prepare for human clinical trials. Since mid-2017, we developed a suitable manufacturing process for each active drug substance in the PRP formulation, capable of producing a full scale GMP manufacture of PRP for human trials. We were granted Orphan Drug Designation status from the FDA for PRP for the treatment of pancreatic cancer. In March 2018, a scientific advice meeting was conducted with the MHRA (Medicines and Healthcare Products Regulatory Agency) UK, to assist with preparation of our first Clinical Trial Application (CTA). We expect that it will be many years, if ever, before we have a product candidate ready for commercialization. We expect to incur significant expenses and increasing operating losses for the foreseeable future if and as we progress PRP into clinical trials, continue our research and development, seek regulatory approvals, establish or contract for a sales and marketing infrastructure, maintain and expand our intellectual property portfolio, and add personnel.

To become profitable, we must develop and eventually commercialize PRP or some other product with significant market potential. This will require us to successfully complete clinical trials, obtain market approval and market and sell PRP or whatever other product that we obtain approval for. We might not succeed in any one or a number of these activities, and even if we do, we may never generate revenues that are significant enough to achieve profitability. Our failure to become and remain profitable would decrease our value and could impair our ability to raise capital, maintain our research and development efforts, expand our business or continue our operations.

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

We currently rely, and may continue to rely for the foreseeable future, on substantial debt financing that we are not able to repay in cash.

In order to maintain our operations, including our research and development efforts and our preclinical development of PRP, we have over the last few years entered into a number of securities purchase agreements pursuant to which we issued convertible debt in return for cash. We are not currently able to repay either the current principal or interest on this debt in cash. Our lenders, therefore, can convert their debt into shares of our common stock, at a discount to current market prices and then attempt to sell these shares on the open market in order to pay down their loans and receive a return on their investment. These financings pose the risk that as these debts are converted, our stock price will reflect the reduced prices our lenders are willing to sell their shares at, given the discount they have received. These financings contain no floor on the price our lenders can convert their debt into shares of our common stock and they could conceivably reduce the price our common stock to near zero. These types of financings negatively impact our balance sheet and the appeal of our common stock as an investment. While we are actively exploring various alternatives to reduce if not eliminate this debt, for the foreseeable future we will continue to carry it on our balance sheet, and we may have to enter into additional such financings in order to sustain our operations. As a result, the price of our common stock and our market capitalization are subject to significant declines until our convertible debt is either refinanced on a favorable basis or is eliminated.

As of June 30, 2019, the total amount of debt outstanding under these convertible notes, including interest, is approximately $1,177,000 (not including redemption premium). Please see the section captioned “Management’s Discussion of Financial Condition and Results of Operations - Recent Developments” for further information.

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

Our future capital requirements will depend on many factors, including, among others, the scope, progress and, results of our potential future clinical trials, the costs, timing and outcome of regulatory review of PRP, the costs of any future commercialization activities, and the costs of preparing and filing future patent applications, if any. Accordingly, we will continue to rely on additional financing to achieve our business objectives. Adequate additional financing may not be available to us on acceptable terms, or at all. Even if we are able to enter into financing agreements, we may be forced to pay higher interest rates, accept default provisions in financing agreements that we believe are overly punitive, make balloon payments as required, and, as noted below, if we issue convertible debt the price of our common stock may well be negatively affected and our existing stockholders may suffer dilution.

Raising additional capital will cause dilution to our stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

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

The conversion of some or all of our currently outstanding convertible notes in shares of our common stock will dilute the ownership interests of existing stockholders. As of June 30, 2019, we had 10 outstanding notes convertible into up 1,810,347 shares of our common stock (based on then applicable conversion prices). Each holder of the notes has agreed to a 4.99% beneficial ownership conversion limitation (subject to certain noteholders’ ability to increase such limitation to 9.99% upon 60 days’ notice to us), and each note may not be converted during the first six-month period from the date of issuance. Any sales in the public market of the common stock issuable upon such conversion or any anticipated conversion of our convertible notes into shares of our common stock could adversely affect prevailing market prices of our common stock.

The accounting method for convertible debt securities that may be settled in cash could have a material adverse effect on our reported financial results.

Under Financial Accounting Standards Board Accounting Standards Codification 470-20, Debt with Conversion and Other Options (“ASC 470-20”), we are required to separately account for the liability and equity components of our convertible notes because they may be settled entirely or partially in cash upon conversion in a manner that reflects our economic interest cost. The effect of ASC 470-20 on the accounting for our convertible notes is that the equity component is required to be included in the additional paid-in capital section of stockholders’ deficit on our consolidated balance sheet, and the value of the equity component would be treated as original issue discount for purposes of accounting for the debt component of our convertible notes. As a result, we will be required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of our convertible debt or notes to their face amount over the terms. We will report higher net loss in our financial results in part because ASC 470-20 will require interest to include both the current period’s amortization of the debt discount and the instrument’s coupon interest, which could adversely affect our reported or future financial results, the trading price of our common stock and the trading price of our convertible notes.

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

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through to date.

RISKS RELATED TO THE DISCOVERY, DEVELOPMENT AND COMMERCIALIZATION OF OUR PRODUCT CANDIDATES

Because PRP remains in the early stages of development and may never become commercially viable, you may lose your investment.

At present, our only product candidate, PRP, is still in preclinical development. While we are hopeful that the preclinical testing we have completed will lead to our initiating human clinical trials in 2019, as noted elsewhere we expect that it will be several years, at least, before PRP can be commercialized. Further, if clinical trials for PRP fail to produce statistically significant results, we would likely be forced to either spend several more years in development attempting to correct whatever flaws were identified in the trials, or we would have to abandon PRP altogether. Either of those contingencies, and especially the latter, would dramatically increase the amount of time before we would be able to generate any product-related revenue, and we may well be forced to cease operations. Under such circumstances, you may lose at least a portion of, and perhaps your entire, investment.

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

While we have conducted a variety of preclinical studies, which we have concluded provide evidence to support the potential therapeutic utility of PRP, comprehensive human clinical trials in order to demonstrate the product’s safety, tolerability and efficacy will now need to be completed. Clinical testing is expensive, difficult to design and implement, can take many years to complete and is uncertain as to outcome. A failure of one or more clinical trials can occur at any stage of testing. The outcome of preclinical testing and even early clinical trials may not be predictive of the success of later clinical trials, and interim results of a clinical trial do not necessarily predict final results. Moreover, preclinical and clinical data are often susceptible to varying interpretations and analyses, and many companies that have believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing approval of their products.

Among the numerous unforeseen events that may occur during, or as a result of, clinical trials that alone or in concert with each other could either delay or prevent our ability to receive marketing approval or commercialize PRP are the following:

●	regulators or institutional review boards may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;

●	we may have delays in reaching or fail to reach an agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;

●	as noted previously, clinical trials of PRP may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon product development altogether;

●	the number of patients required for clinical trials may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

●	our third-party contractors may fail to comply with regulatory requirements or fail to meet their contractual obligations to us in a timely manner, or at all;

●	regulators or institutional review boards may require that we or our investigators suspend or terminate clinical research for various reasons, including noncompliance with regulatory requirements or a finding that the participants are being exposed to unacceptable health risks;

●	the cost of clinical trials may be greater than we anticipate;

●	the supply or quality of PRP or other materials necessary to conduct its clinical trials may be insufficient or inadequate; and

●	PRP may, as also noted above, have undesirable side effects or other unexpected characteristics, causing us or our investigators, regulators or institutional review boards to suspend or terminate the trials.

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

We intend to seek regulatory approval for PRP in the United Kingdom, Europe, Australia and/or other countries outside of the United States and expect that these countries will be important markets for our product, if approved. Marketing our product in these countries will require separate regulatory approvals in each market and compliance with numerous and varying regulatory requirements. The regulations that apply to the conduct of clinical trials and approval procedures vary from country to country and may require additional testing. Moreover, the time required to obtain approval may differ from that required to obtain FDA approval.

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

Factors that may inhibit our efforts to commercialize our products on our own include:

●	our inability to recruit and retain adequate numbers of effective sales and marketing personnel;

●	the inability of sales personnel to obtain access to physicians or persuade an adequate number of physicians to prescribe any future products;

●	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

●	unforeseen costs and expenses associated with creating an independent sales and marketing organization.

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

The development and commercialization of new drug products is highly competitive. We face competition with respect to our current product candidate, and will face competition with respect to any product candidates that we may seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. There are a number of large pharmaceutical and biotechnology companies that currently market and sell products or are pursuing the development of products for the treatment of the disease indications for which we are developing our product candidates. Some of these competitive products and therapies are based on scientific approaches that target and eradicate cancer stem cells to treat metastatic cancer. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

We are developing PRP for the treatment of pancreatic, ovarian and colorectal cancer. There are a variety of available therapies marketed for cancer. In many cases, these drugs are administered in combination to enhance efficacy. Some of these drugs are branded and subject to patent protection, and others are available on a generic basis. Many of these approved drugs are well-established therapies and are widely accepted by physicians, patients and third-party payors. Insurers and other third-party payors may also encourage the use of generic products. We expect that if our product candidate is approved, it will be priced at a significant premium over competitive generic products. This may make it difficult for us to achieve our business strategy of using PRP in combination with existing therapies or replacing existing therapies with PRP.

There are also a number of products in clinical development by other parties to treat and prevent metastatic cancer. Our competitors may develop products that are more effective, safer, more convenient or less costly than any that we are developing or that would render our product candidate obsolete or non-competitive. In addition, our competitors may discover biomarkers that more efficiently measure their effectiveness to treat and prevent metastatic cancer, which may give them a competitive advantage in developing potential products. Our competitors may also obtain marketing approval from the FDA or other regulatory authorities for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

Most of our competitors have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller and other early stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These third parties compete with us in recruiting and retaining qualified scientific and management personnel, establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. In addition, to the extent that product or product candidates of our competitors demonstrate serious adverse side effects or are determined to be ineffective in clinical trials, the development of our product candidates could be negatively impacted.

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

RISKS RELATED TO OUR DEPENDENCE ON THIRD PARTIES

We will depend on collaborations with third parties for the development and commercialization of PRP and other product candidates, and these collaborations may be unsuccessful.

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

We currently contract with a third party for the manufacture of PRP and this third party may not perform satisfactorily or at all, and our reliance on any third-party for the supply of PRP carries material risks.

We do not have any manufacturing facilities or personnel. We currently obtain all of our supply of PRP for clinical development through our Manufacturing Service Agreement (the “MSA”) with Amatsigroup, and we expect to continue to rely on Amatsigroup for the manufacture of clinical and, if necessary, commercial quantities of PRP. We anticipate that our payments to Amatsigroup under the MSA will range between $2.5 million and $5.0 million over three years, when the finished drug product is manufactured and released for clinical trials. We have spent a total of $1,689,146 as of June 30, 2019 under the MSA. The MSA shall continue for a term of three years unless extended by mutual agreement in writing. Either party to the MSA has the right to terminate the MSA by written notice to the other party if the other party commits a material breach of the MSA (subject to a 30-day cure period). If we are not current with payments to Amatsigroup and Amatsigroup terminates the MSA or suspends its manufacturing services to us, this adversely affect our supply of PRP and result in harm to our business and results of operations.

This reliance on a third party increases the risk that we will not have sufficient quantities of PRP on hand at any given time, which could delay, prevent or impair our development efforts. We do not currently have alternative arrangements in place to supply us with PRP should Amatsigroup fail to perform for any reason. Amatsigroup may also fail to comply with current good manufacturing practices (“cGMP”) regulations or similar regulatory requirements outside the United States. Any such failure to comply with applicable regulations could result in sanctions being imposed on Amatsigroup, and possibly us as well. These sanctions could include fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of PRP, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect our supply of PRP and result in harm to our business and results of operations.

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

Our current reliance on the services of Amatsigroup and current and anticipated future dependence upon others for the manufacture of PRP may adversely affect our future profit margins and our ability to commercialize any products that receive marketing approval on a timely and competitive basis.

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

We have obtained patent protection for PRP in twenty-nine countries, and have a patent application either pending or under examination in two others, Brazil and Canada. Our future success depends in large part on our and, as applicable, our licensors’, ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology. We cannot be certain that patents will be issued in those countries where our applications are still under examination.

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

We intend to seek regulatory approval for PRP in a number of countries outside of the United States and expect that these countries will be important markets for it, if approved. In order to market and sell our products in the European Union, the UK, Australia and many other jurisdictions, we or our third-party collaborators must obtain separate marketing approvals and comply with numerous and varying regulatory requirements. The approval procedure varies among countries and can involve additional testing. The time required to obtain approval may differ substantially from that required to obtain FDA approval. The regulatory approval process outside the United States generally includes all of the risks associated with obtaining FDA approval. In addition, in many countries outside the United States, it is required that the product be approved for reimbursement before the product can be approved for sale in that country. We or these third parties may not obtain approvals from regulatory authorities outside the United States on a timely basis, if at all. Approval by the FDA does not ensure approval by regulatory authorities in other countries or jurisdictions, and approval by one regulatory authority outside the United States does not ensure approval by regulatory authorities in other countries or jurisdictions or by the FDA. We may not be able to file for marketing approvals and may not receive necessary approvals to commercialize our products in any market.

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

On March 29, 2017, the UK invoked Article 50 of Lisbon Treaty to initiate complete withdrawal from the European Union to a date yet to be determined, and therefore, the regulatory drug approval process in that country may be significantly different from the current drug regulatory policies in the European Union. We currently are considering holding our clinical trials in the UK, among other countries, and therefore this event could significantly impact our efforts to successfully bring PRP to market. It is not yet possible for us to determine the impact of the UK’s withdrawal from the European Union, but any additional costs or delays in obtaining approvals may hinder our ability to conduct clinical trials or market PRP in the UK.

RISKS RELATING TO EMPLOYEE MATTERS AND MANAGING GROWTH

Our future success depends on our ability to retain our chief executive officer and our chief scientific officer and, as we continue to develop and grow as a company, to attract, retain and motivate qualified personnel.

We are highly dependent on our management team, specifically Mr. James Nathanielsz, our Chief Executive Officer, Chief Financial Officer, Acting Chairman, Secretary, Treasurer and a director, and Dr. Julian Kenyon, our director who also serves as our chief scientific officer in a non-executive officer capacity. While we have a current employment agreement with Mr. Nathanielsz and a director agreement with Dr. Kenyon, both such employment agreement and director agreement permit each of the respective parties thereto to terminate such agreements upon notice. If we lose this key employee and/or the services of our other director, our business will suffer and we may have to cease operations.

Recruiting and retaining qualified scientific, clinical, manufacturing and sales and marketing personnel will also be critical to our future success, as we continue to develop PRP and attempt to grow as a company. We may not be able to attract and retain these personnel on acceptable terms given the competition among numerous pharmaceutical and biotechnology companies for similar personnel. We also experience competition for the hiring of scientific and clinical personnel from universities and research institutions. In addition, we rely on consultants and advisors, including scientific and clinical advisors, to assist us in formulating our research and development and commercialization strategy. Our consultants and advisors, including our scientific co-founders, may be employed by employers other than us and may have commitments under consulting or advisory contracts with other entities that may limit their availability to us.

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

We have identified material weaknesses in our internal control over financial reporting that, if not properly remediated, could result in material misstatements in our consolidated financial statements in future periods.

In connection with the audits of our consolidated financial statements for the fiscal years ended June 30, 2019 and 2018, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2019:

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

We believe that these material weaknesses primarily relate, in part, to our lack of sufficient staff with appropriate training in U.S. GAAP and U.S. Securities and Exchange Commission (the “SEC”) rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

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

Substantially all of our assets are located outside of the United States. In addition, our Chief Executive Officer, James Nathanielsz, resides in Australia and our other director, Dr. Julian Kenyon, resides in the UK. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It is uncertain whether the courts of Australia or the UK would recognize or enforce judgments of the United States or state courts against us or such persons predicated upon the civil liability provisions of the laws of the United States or any state.

ate.

RISKS RELATED TO OUR COMMON STOCK

The market price of our common stock may continue to be highly volatile, you may not be able to resell your shares at or above the public offering price and you could lose all or part of your investment.

The trading price of our common stock may continue to be highly volatile. For example, the closing price of our stock during a short period of time from August 24, 2018 to September 5, 2018, fluctuated between a low of $2.00 and a high of $129.95. Our stock price could continue to be subject to wide fluctuations in response to a variety of factors, including the following:

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

The stock markets in general, and the small-cap biotech market, in particular, have experienced extreme price and volume fluctuations in recent years that have significantly affected the quoted prices of the securities of many companies, including companies in our industry. The changes often appear to occur without regard to specific operating performance. The price of our shares of common stock could fluctuate based upon factors that have little or nothing to do with our company and these fluctuations could materially reduce our share price. Broad market, clinical trial results and industry factors may negatively affect the market price of our common stock, regardless of our actual operating performance.

Currently there is a limited public market for our common stock, and we cannot predict the future prices or the amount of liquidity of our common stock.

Currently, there is a limited public market for our common stock. Our common stock is quoted on the OTCQB under the symbol “PPCB.” However, the OTCQB is not a liquid market in contrast to the major stock exchanges. We cannot assure you as to the liquidity or the future market prices of our common stock if a market does develop. If an active market for our common stock does not develop, the fair market value of our common stock could be materially adversely affected. We cannot predict the future prices of our common stock.

The designation of our common stock as a “penny stock” would limit the liquidity of our common stock.

Our common stock may be deemed a “penny stock” (as that term is defined under Rule 3a51-1 of the Exchange Act) in any market that may develop in the future. Generally, a “penny stock” is a common stock that is not listed on a securities exchange and trades for less than $5.00 a share. Prices often are not available to buyers and sellers and the market may be very limited. Broker-dealers who sell penny stocks must provide purchasers of these stocks with a standardized risk-disclosure document prepared by the SEC. The document provides information about penny stocks and the nature and level of risks involved in investing in the penny stock market. A broker must also provide purchasers with bid and offer quotations and information regarding broker and salesperson compensation and make a written determination that the penny stock is a suitable investment for the purchaser and obtain the purchaser’s written agreement to the purchase. Many brokers choose not to participate in penny stock transactions. Because of the penny stock rules, there may be less trading activity in any market that develops for our common stock in the future and stockholders are likely to have difficulty selling their shares.

Although our common stock is currently quoted on the OTCQB, if we do not meet or comply with the OTCQB’s quotation requirements, our shares would be downgraded from the OTCQB and would be traded on the OTC Pink (aka the Pink Sheets).

Although our common stock is currently quoted on the OTCQB, to be eligible to continue to be quoted on the OTCQB, among other things, our common stock is required to meet a minimum closing bid test of $0.01 per share on at least one of the prior thirty consecutive calendar days. On May 14, 2019, the OTCQB informed us that the bid price for our common stock has closed below $0.01 for more than 30 consecutive calendar days, and therefore, our common stock no longer meets the Standards for Continued Eligibility for OTCQB. The OTCQB has granted us a cure period of 90 calendar days from such date during which the minimum closing bid price of our common stock must be $0.01 or greater for ten consecutive trading days in order for our common stock to continue trading on the OTCQB.

Our management determined that a Reverse Stock Split would allow us to satisfy such minimum closing price requirement for the duration of the required period. Our Reverse Stock Split occurred on June 24, 2019, within the 90 calendar day cure period allowing the Company to meet the minimum closing bid test of $0.01 per share following the Reverse Stock Split.

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

Future sales and issuances of our common stock or rights to purchase common stock could result in additional dilution of the percentage ownership of our stockholders and could cause our stock price to decline.

We are authorized to issue up to 100,000,000 shares of our common stock, $0.001 par value per share. We have the right to raise additional capital or incur borrowings from third parties to finance our business. The board of directors has the authority, without the consent of any of the shareholders, to cause us to issue more shares of our common stock and/or securities convertible into our common stock. We will likely issue additional shares of our common stock and/or such securities in the future and such future sales and issuances of our common stock or rights to purchase our common stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our stockholders may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

In the future, we may issue additional preferred stock without the approval of our stockholders, which could make it more difficult for a third party to acquire us and could depress our stock price.

We are authorized to issue up to 1,500,005 shares of our preferred stock, par value $0.01 per share, having such rights, preferences and privileges as are determined by our board of directors in their discretion. We have the right to raise additional capital or incur borrowings from third parties to finance our business. The board of directors has the authority, without the consent of any of the stockholders, to cause us to issue more shares of our preferred stock. Our board of directors may issue, and has in the past issued, without a vote of our stockholders, one or more series of our preferred stock with such rights and preferences as it determines. This could permit our board of directors to issue preferred stock to investors who support us and our management and permit our management to retain control of our business. Additionally, issuance of preferred stock could block an acquisition which could result in both a drop in our stock price and a decline in interest of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 302, 6 Butler Street, Camberwell, VIC, 3124 Australia, which we lease from Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our chief executive officer, chief financial officer and a director, and his wife are owners and directors. The lease has a five-year term commencing May 4, 2016, and we are obligated to pay $3,300 AUD or $2,325 USD (depending on exchange rate), inclusive of tax, in rent per month

Item 3. Legal Proceedings.

A complaint against us, dated September 26, 2019, has been filed by Foley Shechter Ablovatskiy (“Foley Shechter”), our former counsel, seeking $150,000 for legal fees, among other fees. The Company believes these claims to be unfounded and the Company is continuing to vigorously defend itself against this lawsuit and is preparing to file an answer with the Supreme Court of the State of New York County of New York, together with counterclaims against the plaintiff, including, without limitation, malpractice claims, arising out of Foley Shechter’s grossly negligent mishandling of the matter and excessive billing.

We have received a demand letter, dated October 10, 2019, from Regal Consulting, LLC (“Regal”), our former consultant. Notwithstanding the termination of our agreement with Regal, Regal is demanding approximately $400,000 and 60,000 shares of our common stock as payment for services that Regal purports to have performed, even though no timely invoices were sent and no descriptions of the services were ever provided. The Company is continuing to vigorously defend itself against Regal’s unsubstantiated claims.

In addition to the above, from time to time, we may be involved in litigation in the ordinary course of business. Other than as set forth above, we are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. Other than as set forth above, to our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or any of our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

On October 2, 2019, the last reported sales price per share of our common stock on the OTCQB was $0.98.

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

Number of Holders

As of October, 2, 2019, we had 72 record holders of our common stock holding 1,170,026 shares, one holder of our Series A Preferred Stock holding 500,000 shares and one holder of our Series B Preferred Stock holding one share.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the year ended June 30, 2019 that were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Settlement of Accounts Payable for Shares of Common Stock

On February 13, 2017, we entered into an agreement with a third party whereby we agreed to issue and deliver to the third party, in lieu of payment of $50,000 of existing accounts payable, shares of our common stock. On March 2, 2017, we issued 34 shares of its common stock at a per share price of $1,500.00 in consideration for the $50,000 in accounts payable.

Issuance of Shares of Common Stock upon Conversion

Fiscal Year 2016

During our first quarter ended September 30, 2015, we issued 64 shares of our common stock at an average conversion price of $2,445 as a result of the conversion of principal and interest in the aggregate amount of $155,760 underlying certain convertible notes converted during such period.

During our second quarter ended December 31, 2015, we issued 501 shares of our common stock at an average conversion price of $2,170.00 as a result of the conversion of principal and interest in the aggregate amount of $970,322 underlying certain convertible notes converted during such period.

During our third quarter ended March 31, 2016, we issued 1,315 shares of our common stock at an average conversion price of $1,480.00 as a result of the conversion of principal and interest in the aggregate amount of $1,656,749 underlying certain notes converted during such period.

During our fourth quarter ended June 30, 2016, we issued 909 shares of our common stock at an average conversion price of $2,160 as a result of the conversion of principal and interest in the aggregate amount of $2,116,413 underlying certain convertible notes converted during such period.

Fiscal Year 2017

During our first quarter ended September 30, 2016, we issued 124 shares of our common stock at an average conversion price of $1,240 as a result of the conversion of principal and interest in the aggregate amount of $153,610 underlying certain convertible notes converted during such period.

During our second quarter ended December 31, 2016, we issued 511 shares of our common stock at an average conversion price of $865 as a result of the conversion of principal and interest in the aggregate amount of $424,374 underlying certain convertible notes converted during such period.

During our third quarter ended March 31, 2017, we issued 457 shares of our common stock at an average conversion price of $760 as a result of the conversion of principal and interest in the aggregate amount of $356,257 underlying certain convertible notes converted during such period.

During our fourth quarter ended June 30, 2017, we issued 1,378 shares of our common stock at an average conversion price of $345 as a result of the conversion of principal and interest in the aggregate amount of $472,495 underlying certain convertible notes converted during such period.

Fiscal Year 2018

During our first quarter ended September 30, 2017, we issued 3,536 shares of our common stock at an average conversion price of $135 as a result of the conversion of principal and interest in the aggregate amount of $432,791 underlying certain convertible notes converted during such period.

During our second quarter ended December 31, 2017, we issued 22,664 shares of our common stock at an average conversion price of $45 as a result of the conversion of principal and interest in the aggregate amount of $945,137 underlying certain convertible notes converted during such period.

During our third quarter ended March 31, 2018, we issued 24,845 shares of our common stock at an average conversion price of $35 as a result of the conversion of principal and interest in the aggregate amount of $796,772 underlying certain convertible notes converted during such period.

During our fourth quarter ended June 30, 2018, we issued 30,750 shares of our common stock at an average conversion price of $20 as a result of the conversion of principal and interest in the aggregate amount of $595,488 underlying certain convertible notes converted during such period.

Fiscal Year 2019

During our first quarter ended September 30, 2018, we issued 258,285 shares of our common stock at an average conversion price of $5 as a result of the conversion of principal and interest in the aggregate amount of $1,413,317 underlying certain convertible notes converted during such period.

During our second quarter ended December 31, 2018, we issued 127,684 shares of our common stock at an average conversion price of $10 as a result of the conversion of principal and interest in the aggregate amount of $1,095,100 underlying certain outstanding convertible notes converted during such period.

During our third quarter ended March 31, 2019, we issued 140,673 shares of our common stock at an average conversion price of $4.20, as a result of the conversion of principal and interest in the aggregate amount of $583,331 underlying certain outstanding convertible notes converted during such period.

During our fourth quarter ended June 30, 2019, we issued 177,615 shares of our common stock at an average conversion price of $1.46, as a result of the conversion of principal and interest in the aggregate amount of $259,034 underlying certain outstanding convertible notes converted during such period.

We had 3,409,692 shares of our common stock reserved for future issuances based on lender note conversion requirements pursuant to underlying financing documents at June 30, 2019.

Other Issuance of Shares of Common Stock

On October 5, 2018, we issued 7,701 shares of our common stock to L2 Capital as the commitment fee under the L2 Equity Purchase Agreement.

Issuance of Restricted Stock Units

On May 14, 2019, our board of directors approved a grant of an aggregate of 78,000 restricted stock units (“RSUs”) to Mr. Nathanielsz, our Chief Executive Officer, Chairman, acting Chief Financial Officer and a director. 39,000 of such RSUs shall vest on the one-year anniversary of the date of the grant, subject to Mr. Nathanielsz being employed by us on such vesting date. The remaining 39,000 RSUs shall vest based on the Company achieving certain milestones as set forth in Mr. Nathanielsz’s Amended and Restated Employment Agreement and summarized elsewhere in this Annual Report. The fair value of the granted RSUs at such grant date was $4.25 per RSU or $331,500 in total based on the closing price of the shares of our common stock on the date of the grant. On May 14, 2019, our board of directors also approved a grant of an aggregate of 39,000 RSUs to Dr. Kenyon, our Chief Scientific Officer and a director. 19,500 of such RSUs shall vest on the one-year anniversary of the date of the grant, subject to Dr. Kenyon being employed by us on such vesting date. The remaining 19,500 RSUs shall vest based on the Company achieving certain milestones as set forth in Dr. Kenyon’s Amended and Restated Services Agreement and summarized elsewhere in this Annual Report. The fair value of the granted RSUs at such grant date was $4.25 per RSU or $165,750 in total based on the closing price of the shares of our common stock on the date of the grant.

Issuance of Options

As of June 30, 2019, we had entered into agreements to grant options to purchase 1,144 shares of our common stock, with a weighted average exercise price per share of $76.

On April 14, 2016, our board of directors approved a grant of 572 stock options, with an exercise price of $3,750 (market value of the shares of our common stock on such grant date), to each of Mr. Nathanielsz, our Chief Executive Officer, Chief Financial Officer and a director, and Dr. Kenyon, our non-executive director. 191 of such options vested on such grant date and expire on April 14, 2021, 191 of such options vested on April 14, 2017 (first anniversary of such grant date) and expire on April 14, 2021 and 191 of such options vested on April 14, 2018 (second anniversary of such grant date) and expire on April 14, 2021. The fair value of each grant of the 572 options at such grant date was $1,962,440 (aggregate total of $3,924,880).

On May 14, 2019, our board of directors approved a grant of 39,000 stock options to Mr. Nathanielsz, with an exercise price of $4.675 per share, which shall vest annually over a period of three years from the date of the grant, provided, that on each such vesting date Mr. Nathanielsz is employed by us and subject to the other provisions of his Amended and Restated Employment Agreement. On May 14, 2019, our board of directors also approved a grant of 19,500 stock options to Dr. Kenyon, with an exercise price of $4.25 per share, which shall vest annually over a period of three years from the date of the grant, provided, that on each such vesting date Dr. Kenyon is employed by us and subject to the other provisions of his Amended and Restated Services Agreement.

Issuance of Warrants

In connection with the consulting agreement, dated May 7, 2015, we issued to a consultant 5-year warrants to purchase 27 shares of our common with an exercise price of $3,750 per share.

In connection with the consulting agreement, dated May 21, 2015, we issued to a consultant 5-year warrants to purchase 8 shares of our common stock with an exercise price of $8,750 per share.

On October 28, 2015, pursuant to a convertible debenture, we issued 4-year warrants to purchase 210 shares of our common stock with an exercise price of $75,000 per share.

In connection with the consulting agreement, dated November 11, 2015, on February 22, 2016, we issued to a consultant 5-year warrants to purchase 32 shares of our common stock with an exercise price of $5,625 per share.

On July 8, 2016, the 2015 Warrant to purchase 210 shares of our common stock issued to Delafield Limited Investments (“Delafield”) was fully exercised at a price of $1,500 per share for a total of $314,286 in connection with the Letter Agreement, dated July 1, 2016, entered into with Delafield.

On August 3, 2016, pursuant to the Letter Agreement, dated August 3, 2016 (the “August Letter Agreement”), entered into with Delafield we issued warrants to purchase 1,920 shares of our common stock. 1,600 of these warrants had exercise prices ranging from $1,500 to $2,500 per share and expired five months from the date of issuance. 320 of these warrants had an exercise price of $12,500 per share and expired two years from the date of issuance. These warrants were subsequently cancelled.

On August 18, 2016, pursuant to the August Letter Agreement, warrants to purchase 100 shares of our common stock issued to Delafield were exercised at a price of $1,500 per share under the first tranche of the Five Month Warrant or $150,000 in the aggregate. These shares were subsequently cancelled.

On November 9, 2016, we entered into an agreement (the “November Agreement”) to adjust the exercise price of a warrant, issued on September 30, 2013, to purchase 24 shares of our common stock. Under the terms of the November Agreement, the exercise price for the shares underlying the warrant was reduced to $1,440 per share. The November Agreement did not affect the remaining terms of the warrant.

On December 12, 2016, pursuant to the December Letter Agreement, dated December 2, 2016, entered into with Delafield, we issued a 2-year warrant to purchase 208 shares of our common stock with an exercise price of $6,250 per share.

As of June 30, 2019, there were 59 warrants outstanding and exercisable with expiration dates commencing May 2020 and continuing through November 2020, with a weighted average exercise price per share of $4,765.

Except as otherwise noted, the securities in the transactions describe above were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering. Each of the persons acquiring the foregoing securities was an accredited investor (as defined in Rule 501(a) of Regulation D) and confirmed the foregoing and acknowledged, in writing, that the securities must be acquired and held for investment. All certificates evidencing the shares sold bore a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith. The proceeds from these sales were used for general corporate purposes.

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

As a result of positive early indications of the anti-cancer effects of our technology, over the last 12-18 months we have conducted successful pre-clinical studies on PRP. Subject to us receiving sufficient financing, we plan to begin our Investigational Medicinal Product Dossier, study proposal and Investigator’s Brochure in the second half of 2019 calendar year. Our plan is to then commence our study preparation process with the contract research organization, analytical lab and trial site(s) selection and to begin our clinical trial application for PRP (“CTA”) compilation in the third calendar quarter of 2019 and complete the CTA compilation and submit the CTA in the fourth calendar quarter of 2019. In January 2020, we plan to begin the preparation of logistics and trial site initiation visits. Subject to raising additional sufficient capital, we subsequently plan to commence a First-In-Human (FIH), Phase Ib study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP in the first half of 2020 calendar year, which study we hope to complete within twelve months thereafter. We intend to develop our PRP to treat early-stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

To date, we have generated no revenue, have no cancer treatment products available to market and have no products which have reached the clinical trial stage. We require substantial additional financing to continue to test and commercialize PRP.

Recent Developments

Business Developments

Initiation of Development of a Bio-Analytical Assay ― In March 2019, we announced that we have initiated development of a bio-analytical assay intended to quantify the active ingredients of our lead product candidate, PRP, in preparation for human trials, planned for the beginning of the 2020 calendar year. The work will be conducted by a specialist Contract Research Organization with extensive knowledge in the development of functional assays for different bio-therapeutics. PRP is a solution of two proenzymes, trypsinogen and chymotrypsinogen, administered by I.V. injection. Development of the bio-analytical assay will be an important step towards the clinical development of PRP, as we consider the possible sites to conduct a First-In-Human study in advanced cancer patients, possibly in Europe, specifically the UK, or at a prominent cancer hospital in Australia, with significant experience in early stage clinical development. Attractive R&D tax incentive benefits could be gained by undertaking the trial in Australia, as well as utilizing world-class facilities dedicated to treating and caring for people with cancer. We will investigate selected clinical trial sites more thoroughly as we commence preparation of a clinical trial application for PRP.

USPTO Notice of Allowance ― In March 2019, we announced that we have received a Notice of Allowance from the United States Patent and Trademark Office (the “USPTO”) confirming composition of matter claims involving trypsinogen and chymotryosinogen have been allowed. The additional composition claims are a continuation from the original foundation patent in the U.S. and as a result, both method of treatment and composition claims will protect PRP, our lead product candidate. A Notice of Allowance is issued by the USPTO to indicate that it believes an invention qualifies for a patent. The reasons for allowance stipulated by the USPTO examiner stated that the scientific declarations presented establishes that compositions comprising trypsinogen and chymotrypsinogen exhibit a synergistic ability to inhibit the growth of various cancer cell lines, and that this effect would be unexpected to one of ordinary skill in the art, thus concluding the claims were patentable.

Reverse Stock Split ― In March 2019, our board of directors and stockholders holding majority of the outstanding voting power of our capital stock approved for the following actions to be taken by our Company: (i) at the discretion of our Board, to carry out a reverse stock split of our common stock at a reverse stock split ratio in the range of between 1-for-150 and 1-for-500 (the “Reverse Stock Split”), which specific ratio will be determined by our Board at its sole discretion, with a corresponding pro-rata decrease of the authorized number of shares of our Common Stock; and (ii) (2) to fix the number of authorized shares of our common stock after the Reverse Stock Split at 100,000,000 shares, which change will effected in connection with the consummation of the Reverse Stock Split. Our Board has the authority, but not the obligation, in its sole discretion and without further action on the part of our stockholders, to select the ratio for the Reverse Stock Split (not to exceed 1-for-500) and to effect the Reverse Stock Split. On May 25, 2019, our Board determined that the reverse stock split ratio should be 1-for-500. The Reverse Stock Split, at a ratio of 1-for-500, occurred on June 24, 2019.

Partnership with University of Jaén ― In January 2019, we announced that a cooperation agreement has been entered into between the University of Jaén and our Company to commence the POP1 joint drug discovery program to be co-funded by both parties. The agreement coincides with the appointment of research scientist, Mr. Aitor González, to lead the drug discovery and research activities over the next 3 to 4 years. The objective of the program is to identify and develop suitable backup compounds to our lead product candidate, PRP.As part of the agreement, Macarena Perán, Ph.D. and Julian Kenyon, M.D. have been appointed as joint supervisors, representing the University and our Company, respectively. The program involves advancing new compounds through a drug screening process, followed by preclinical and early stage clinical development. As the drug candidate progresses along the development pathway, the collaboration will also involve the Universities of Granada and Jaén, as well as Granada and Almeria Hospitals, which are members of FIBAO, a Public Health Foundation, based in Granada, Spain, committed to assisting commercial partners with the development and commercialization of innovative technologies designed to benefit humankind.

In December 2018, we announced that our foundation patent application has been granted by the Office of the Controller General of Patents, Design and Trademarks, India. The foundation patent, which covers our lead product candidate, PRP, pioneers the discovery of a pharmaceutical composition for treating cancer via a combination of trypsinogen and/or chymotrypsinogen pancreatic proenzymes. As of June 30, 2019, the foundation patent has been granted in the USA, Europe (including Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, the Netherlands, Portugal, Spain, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom), China, Japan, Indonesia, Malaysia, Israel, Australia, New Zealand, Singapore, South Africa, Mexico, Republic of Korea, Hong Kong and more recently, India. It is presently under examination in Canada and Brazil.

Financing Activities

In February 2019, we entered into the Equity Purchase Agreement (the “Equity Purchase Agreement”) with Oasis Capital, LLC, an institutional accredited investor (“Oasis Capital”) pursuant to which Oasis Capital committed to purchase up to $10,000,000 worth of shares of our common stock (the “Equity Line”).

Effective May 23, 2019, we entered into a securities purchase agreement with Redstart Holdings Corp. (“Redstart”), pursuant to which Redstart purchased a convertible promissory note (the “May 2019 Redstart Note”) from us in the aggregate principal amount of $133,000, such principal and the interest thereon convertible into shares of our common stock at the option of Redstart. The transactions contemplated by the securities purchase agreement closed on or about May 30, 2019. We intend to use the net proceeds ($130,000) from this financing for general working capital purposes.

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

Recent Accounting Pronouncements

For a discussion of recently issued and adopted accounting pronouncements, please see section captioned “Recent Accounting Pronouncements” in Note 1 to our condensed consolidated financial statements included in this Annual Report.

Reverse Stock Split Presentation

The share and per share figures in this Management’s Discussion and Analysis of Financial Condition and Results of operations section, along with elsewhere in this annual report, have been adjusted to reflect the 1-for-500 Reverse Stock Split of our authorized and outstanding shares of common stock, which occurred on June 24, 2019.

Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this Annual Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

Fiscal Year Ended June 30, 2019, as compared to the Fiscal Year Ended June 30, 2018

Revenue

For the fiscal years 2019 and 2018 we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense increased to $2,326,350 for the year ended June 30, 2019 as compared to $2,103,684 for the year ended June 30, 2018. This increase is primarily attributable to an increase of $260,000 in investor relations expense, an increase of $189,000 in general and intellectual property legal fees, an increase of $284,000 in costs related to employee salaries and on costs, an increase of $61,000 related to new insurance policies; along with a decrease of $306,000 primarily related to a decrease in stock based consulting fees, a decrease of $103,000 in capital raising costs, a decrease of $182,000 in consulting fees.

Occupancy Expense

Occupancy expense decreased by approximately $2,500 to $28,062 for the year ended June 30, 2019. The decrease relates to the fluctuation in foreign currency exchange rates in the year ended June 30, 2019.

Research and Development Expenses

Research and development expenses were $260,335 for the year ended June 30, 2019, as compared to $1,825,728 for the year ended June 30, 2018. The decrease in in research and development expenditure is primarily attributable to a decrease in process development activities as the progresses its lead product, PRP, to clinical trials, The company plans to raise sufficient capital to complete the engineering run and planned full scale GMP manufacture of PRP which will be used for the Phase I trial if the drug product meets the required specifications.

Interest Expense/Income

Interest expense decreased to $1,314,539 for the year ended June 30, 2019, as compared to $2,789,196 for the year ended June 30, 2018. Interest expense is primarily comprised of approximately $390,000 of debt discount amortization, and approximately $706,000 accretion of debt premium. This decrease is primarily attributable to a decrease in the issuance of derivative debt resulting in lower amortization of debt discount offset by higher accretion amounts of convertible notes with discounted debt features during the year ended June 30, 2019.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities increased by $2,464,534 to a loss of $2,472,146 for the year ended June 30, 2019, as compared to a loss of $(7,612) for the year ended June 30, 2018. This increase is primarily attributable to an increase in the volatility of the Company’s stock along with a decrease in stock price during the year ended June 30, 2019, which resulted in the recognition of such loss.

Loss on Debt Settlements, Net

Loss on settlement of debt decreased by $32,686 to a gain of $14,101 for the year ended June 30, 2019, as compared with a loss of $(18,585) for the year ended June 30, 2018. The decrease in loss on debt settlements is primarily attributable to fewer fair market value price adjustments in the year ended June 30, 2019.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction decreased to a loss of $(690,748) for the year ended June 30, 2019 as compared with a loss a of $(694,614) for the year ended June 30, 2018.

Income Tax Benefit

During the years ended June 30, 2019 and 2018, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $115,437 and $179,306, respectively.

Net loss

Net loss decreased to $(5,758,369) for the year ended June 30, 2019 as compared to a net loss of $(7,039,155) for the year ended June 30, 2018. The decrease is primarily attributable to decreases in research and development expenditures and interest expense.

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2019, we had total assets of $101,652, comprised primarily of cash of $2,394, GST tax receivable of $5,439, prepaid expenses and other current assets of $83,299 and property and equipment, net, of $8,417. This compares with total assets of $71,387 as of June 30, 2018, comprised primarily of cash of $19,921, GST tax receivable of $6,257, prepaid expenses and other current assets of $34,712 and property and equipment, net, of $8,277.

We had current liabilities of $4,402,888, primarily comprised of net convertible debt of $1,657,377, accounts payable and accrued expenses of $1,640,379 and embedded conversion option liabilities of $698,264, as of June 30, 2019. This compares with current liabilities of $6,823,307, primarily comprised of net convertible debt of $4,699,299, account payable and accrued expenses of $1,521,773 and embedded conversion option liabilities of $371,532, as of June 30, 2018.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the quarter ended June 30, 2019 and as of the date of this Annual Report, we borrowed $133,000 on May 23, 2019 from Redstart Holdings Corp via a convertible promissory note that matures on May 22, 2020, $78,000 on July 3, 2019 from Power Up Lending Group Ltd via a convertible promissory note that matures on July 2, 2020, $320,000 from Odyssey Capital Funding, LLC on July 30, 2019 via a convertible promissory note that matures on July 29, 2020, $550,000 from Auctus Fund, LLC on August 30, 2019 via a convertible promissory note that matures on August 29, 2020, $131,000 from GW Holdings Group, LLC on October 1, 2019 via a convertible promissory note that matures on October 1, 2020, $103,000 from Crown Bridge Partners, LLC on October 3, 2019 via a convertible promissory note that matures on October 3, 2020.

We have substantial capital resource requirements and have incurred significant losses since inception. As of June 30, 2019, we had $2,394 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the Fiscal Year Ended June 30,
	2019	2018
Net cash used in operating activities	$(2,060,037)	$(2,177,645)
Net cash used in investing activities	$(2,874)	$-
Net cash provided by financing activities	$2,118,560	$2,396,488
Effect of exchange rate changes on cash	$(73,175)	$(267,965)

Net cash used in operating activities was $2,060,037 for the fiscal year ended June 30, 2019 compared to $2,177,645 for the fiscal year ended June 30, 2018. This fluctuation is related to the changes in valuation of new derivative liabilities and the revaluation of existing derivative liabilities in the year ended June 30, 2019.

Cash flows provided by financing activities for the fiscal year ended June 30, 2019 were $2,118,560 as compared to $2,396,488 for the fiscal year ended June 30, 2018. During the year ended June 30, 2019, we received proceeds from the sale of convertible promissory notes of $1,369,000. During the year ended June 30, 2018, we received proceeds from convertible promissory notes of $2,890,080.

The effect of the exchange rate on cash resulted in a $73,175 negative adjustment to cash flows in the year ended June 30, 2019 as compared to a negative adjustment of $267,965 to cash flows in the year ended June 30, 2018. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

Going Concern Qualification

We did not generate any revenue for the fiscal years ended June 30, 2019 and 2018 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2019 and 2018. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

PROPANC BIOPHARMA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and the Board of Directors of:

Propanc Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Propanc Biopharma, Inc. and Subsidiary (the “Company”) as of June 30, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended June 30, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $5,758,369 and $2,060,037, respectively, in 2019 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $4,311,756, $4,301,236 and $51,041,047, respectively, at June 30, 2019. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2011.

Boca Raton, Florida

October 15, 2019

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member Center for Public Company Audit Firms

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2019	June 30, 2018

ASSETS

CURRENT ASSETS:
Cash	$2,394	$19,921
GST tax receivable	5,439	6,257
Prepaid expenses and other current assets	83,299	34,712

TOTAL CURRENT ASSETS	91,132	60,890

Security deposit - related party	2,103	2,220
Property and equipment, net	8,417	8,277

TOTAL ASSETS	$101,652	$71,387

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$917,337	$1,157,369
Accrued expenses and other payables	723,042	364,404
Convertible notes and related accrued interest, net of discounts and premiums	1,657,377	4,699,299
Embedded conversion option liabilities	698,264	371,532
Due to former director - related parties	31,164	32,898
Loans from directors and officer - related parties	51,867	54,753
Employee benefit liability	323,837	143,052

TOTAL CURRENT LIABILITIES	4,402,888	6,823,307

Commitments and Contingencies (See Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of June 30, 2019 and 2018, respectively	5,000	5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 and 1 share issued and outstanding as of June 30, 2019 and 2018, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 968,042 and 92,859 shares issued; 967,993 and 92,810 outstanding as of June 30, 2019 and 2018, respectively	968	93
Additional paid-in capital	45,713,322	38,214,213
Accumulated other comprehensive income (loss)	1,066,998	357,929
Accumulated deficit	(51,041,047)	(45,282,678)
Treasury stock (49 shares)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(4,301,236)	(6,751,920)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$101,652	$71,387

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended June 30,
	2019	2018

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	2,326,350	2,103,684
Occupancy expenses	28,062	30,521
Research and development	260,335	1,825,728
TOTAL OPERATING EXPENSES	2,614,747	3,959,933

LOSS FROM OPERATIONS	(2,614,747)	(3,959,933)

OTHER INCOME (EXPENSE)
Interest expense	(1,314,539)	(2,789,196)
Interest income	31	87
Change in fair value of derivative liabilities	(2,472,146)	(7,612)
Gain (loss) on debt settlements, net	14,101	(18,585)
Gain on extinguishment of debt, net	1,204,242	251,392
Foreign currency transaction loss	(690,748)	(694,614)
TOTAL OTHER EXPENSE	(3,259,059)	(3,258,528)

LOSS BEFORE TAXES	(5,873,806)	(7,218,461)

TAX BENEFIT	115,437	179,306

NET LOSS	$(5,758,369)	$(7,039,155)

BASIC AND DILUTED NET LOSS PER SHARE	$(10.97)	$(178.75)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	524,939	39,381

NET LOSS	$(5,758,369)	$(7,039,155)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain	709,069	499,678

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	709,069	499,678

TOTAL COMPREHENSIVE INCOME (LOSS)	$(5,049,300)	$(6,539,477)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT

FOR YEARS ENDED JUNE 30, 2019 AND 2018

	Preferred stock									Accumulated
	Series A		Series B		Common Stock		Additional			Other	Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (loss)	Stockholders’ Deficit

Balance at June 30, 2017	500,000	$5,000	1	$-	9,156	$9	$32,984,989	$(38,243,523)	$(46,477)	$(141,749)	$(5,441,751)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	81,795	82	2,770,106	-	-	-	2,770,188

Reclassification of premium upon debt conversion	-	-	-	-	-	-	948,129	-	-	-	948,129

Extinguishment of derivative liability associated with convertible notes	-	-	-	-	-	-	809,642	-	-	-	809,642

Loss on settlement of debt, net	-	-	-	-	(30)	-	55,201	-	-	-	55,201

Issuance of stock for services	-	-	-	-	1,938	2	129,998	-	-	-	130,000

Stock option expense	-	-	-	-	-	-	516,148	-	-	-	516,148

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	499,678	499,678

Net loss, for the fiscal year ended June 30, 2018	-	-	-	-	-	-	-	(7,039,155)	-	-	(7,039,155)

Balance at June 30, 2018	500,000	$5,000	1	$-	92,859	$93	$38,214,213	$(45,282,678)	$(46,477)	$357,929	$(6,751,920)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	704,258	704	3,350,079	-	-	-	3,350,783

Issuance of common stock under equity purchase agreement	-	-	-	-	147,200	147	1,100,233	-	-	-	1,100,380

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	1,824,317	-	-	-	1,824,317

Extinguishment of derivative liability associated with convertible notes	-	-	-	-	-	-	1,029,039	-	-	-	1,029,039

Issuance of common stock for exercise of warrants	-	-	-	-	24	-	30	-	-	-	30

Issuance of common stock for offering costs	-	-	-	-	7,701	8	298,914	-	-	-	298,922

Issuance of common stock for services	-	-	-	-	16,000	16	168,984	-	-	-	169,000

Stock based compensation in connection with stock option grants and restricted stock unit grants	-	-	-	-	-	-	41,436	-	-	-	41,436

Amortization of offering costs	-	-	-	-	-	-	(313,923)	-	-	-	(313,923)

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	709,069	709,069

Net loss, for the fiscal year ended June 30, 2019	-	-	-	-	-	-	-	(5,758,369)	-	-	(5,758,369)

Balance at June 30, 2019	500,000	$5,000	1	$-	968,042	$968	$45,713,322	$(51,041,047)	$(46,477)	$1,066,998	$(4,301,236)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,758,369)	$(7,039,155)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	245,145	130,000
Issuance of convertible promissory notes for services	-	310,000
(Gain) loss on settlements, net	(14,101)	18,585
Foreign currency transaction loss (gain)	690,748	694,614
Depreciation expense	2,306	2,225
Amortization of debt discounts	389,673	853,459
Change in fair value of derivative liabilities	2,472,146	7,612
Gain on extinguishment of debt	(1,296,376)	(251,392)
Stock option expense	-	516,148
Reduction of put premium due to payment of debt	-	(80,769)
Accretion of put premium	706,154	1,784,231
Changes in Assets and Liabilities:
GST receivable	489	1,636
Prepaid expenses and other assets	(83,296)	(29,842)
Accounts payable	(164,926)	732,794
Employee benefit liability	188,326	28,052
Accrued expenses	377,846	(70,537)
Accrued interest	184,198	214,694
NET CASH USED IN OPERATING ACTIVITIES	(2,060,037)	(2,177,645)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,874)	-
NET CASH USED IN INVESTING ACTIVITIES	(2,874)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan repayments	-	(2,326)
Proceeds from convertible promissory notes	1,369,000	2,890,080
Repayments of convertible promissory notes	(272,000)	(490,181)
Proceeds from the issuance of common stock	1,100,380	-
Fees associated with offering costs	(15,000)	-
Debt issuance cost	(63,850)	-
Proceeds from the exercise of warrants	30	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,118,560	2,396,488

Effect of exchange rate changes on cash	(73,175)	(267,965)

NET DECREASE IN CASH	(17,527)	(49,122)

CASH AT BEGINNING OF YEAR	19,921	69,043
CASH AT END OF YEAR	$2,394	$19,921

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$100,719	$16,899
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$1,824,317	$948,129
Conversion of convertible notes and accrued interest to common stock	$3,350,783	$2,770,187
Deferred financing costs associated with equity purchase agreement	$318,059	$-
Discounts related to derivative liability	$180,000	$543,744

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

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

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of June 30, 2019, there has been no activity within this entity.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

No.	Title	Country	Case Status	Date Filed
1.	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic reduction agent.	USA, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Turkey, United Kingdom, Australia, China, Japan, Indonesia, Israel, New Zealand, Malaysia, Singapore, Malaysia, South Africa, Mexico, Republic of Korea and India	Granted	Oct-22-2010

		Brazil and Canada	Under Examination Divisional applications filed and under examination in Mexico and China

		USA	Divisional application granted

2.	Proenzyme composition	Australia, Canada, China, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, New Zealand, Singapore, South Africa and USA	Application filed and pending	Nov-11-2016

3.	Cancer Treatment	Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Malaysia, New Zealand, Singapore and USA	Application filed and pending	Jan-27-2017

4.	Composition of proenzymes for cancer treatment	Australia, China, Europe, Japan and USA	Application filed and pending	Apr-12-2017

The Company hopes to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer by filing additional patent applications as it advances its lead product candidate, PRP, through various stages of development.

Increase in Authorized Common Stock and Reverse Stock Split

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

On June 24, 2019, the Company effected a one-for-five hundred (1:500) reverse stock split whereby the Company (i) decreased the number of authorized shares of common stock, $0.001 par value per share, to 100,000,000 and (ii) decreased by a ratio of one-for-five hundred (1:500) the number of retroactively issued and outstanding shares of common stock. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been restated as of the earliest period, presented in the consolidated financial statements to reflect the reverse stock split.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

Principles of Consolidation

The consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive subsidiary at June 30, 2019.

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

As of June 30, 2019 and 2018, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2019	June 30, 2018
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.7153	0.7399

Average exchange rate for the period
USD : AUD exchange rate	0.7009	0.7753

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

Change in Accumulated Other Comprehensive Income (Loss) by component during the years ended June 30, 2019 and 2018 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2017	$(141,749)
Foreign currency translation gain	499,678
Balance, June 30, 2018	357,929
Foreign currency translation gain	709,069
Ending balance, June 30, 2019	$1,066,998

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

Also see Note 12 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of June 30, 2019 or June 30, 2018.

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

Patents

Patents are stated at cost and reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any product costs as long as we are in the startup stage. Accordingly, as the Company’s products were and are not currently approved for market, all patent costs incurred from 2013 through June 30, 2019 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

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

As of June 30, 2019 and 2018, the Company was owed $5,439 and $6,257, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the fiscal years ended June 30, 2019 and 2018 were $260,335 and $1,825,728, respectively.

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

During each of the fiscal years ended June 30, 2019 and 2018, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $115,437 and $179,306, respectively, which is reflected as a tax benefit in the accompanying consolidated statements of operations and comprehensive income (loss).

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

Revenue Recognition

The Company adopted and implemented on July 1, 2018, ASC 606 – Revenue from Contracts with Customers (“ASC 606”). ASC 606 did not have a material impact on the consolidated financial statements.

Upon implementation of ASC 606, the Company recognizes revenue in accordance with that core principle by applying the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

Subject to these criteria, the Company intends to recognize revenue relating to royalties on product sales in the period in which the sale occurs and the royalty term has begun.

Legal Expenses

All legal costs for litigation are charged to expense as incurred.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. As of June 30, 2019 and 2018, there were 59 and 291 warrants outstanding, 59,644 and 1,144 stock options and 10 and 20 convertible notes payable, which notes are convertible into approximately 1,810,347 and 207,397 shares of the Company’s common stock respectively. Each holder of the notes has agreed to a 4.99% beneficial ownership conversion limitation (subject to certain noteholders’ ability to increase such limitation to 9.99% upon 60 days’ notice to the Company), and each note may not be converted during the first six-month period from the date of issuance. Such securities are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

Recent Accounting Pronouncements

Certain FASB Accounting Standard Updates (“ASU”) that are not effective until after June 30, 2019 are not expected to have a significant effect on the Company’s consolidated financial position or results of operations.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the fiscal year ended June 30, 2019, the Company had no revenues, had a net loss of $5,758,369 and had net cash used in operations of $2,060,037. Additionally, as of June 30, 2019, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $4,311,756 $4,301,236 and $51,041,047, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this filing.

The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30,

	2019	2018

Office equipment at cost	$26,749	$25,244
Less: Accumulated depreciation	(18,332)	(16,967)

Total property, plant, and equipment	$8,417	$8,277

Depreciation expense for the years ended June 30, 2019 and 2018 were $2,306 and $2,225, respectively

NOTE 4 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to director - related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at June 30, 2019 and 2018 is $31,164 and $32,898, respectively. The Company plans to repay the notes as its cash resources allow.

NOTE 5 – LOANS AND NOTES PAYABLE

Loans from Directors and Officer - Related Parties

Loans from the Company’s directors and officer at June 30, 2019 and 2018 were $51,867 and $54,753, respectively. The loans bear no interest and are all payable on demand. The Company did not repay any amount on these loans during the fiscal year ended June 30, 2019.

NOTE 6 – CONVERTIBLE NOTES

The Company’s convertible notes outstanding at June 30, 2019 and 2018 were as follows:

	June 30, 2019	June 30, 2018
Convertible notes and debenture	$1,076,785	$3,096,935
Unamortized discounts	(131,893)	(277,733)
Accrued interest	99,482	148,930
Premium, net	613,003	1,731,167
Convertible notes, net	$1,657,377	$4,699,299

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

Delafield Financing Agreements

Initial Securities Purchase Agreement and Debenture

On October 28, 2015, the Company entered into a securities purchase agreement with Delafield Investments Limited (the “Purchaser” or “Delafield”), whereby the Purchaser purchased a $4,000,000 5% convertible debenture in the principal amount of $4,350,000 from the Company. Additionally, Delafield received 4-year warrants to purchase an aggregate of 104,762 shares of the Company’s common stock with an exercise price of $1,500 per share. As of June 30, 2017, the principal balance of the convertible debenture was $720,271 and the related derivative liability associated with the convertible debenture was $252,303. During the year ended June 30, 2018, the Company converted $380,090 in principal and $8,250 in accrued interest under the debenture into shares of the Company’s common stock (see Note 8 – Stockholders’ Deficit). On January 2, 2018, the Company repaid the remaining principal balance of $340,181, the derivative liability was revalued, and the Company recorded $199,339 gain on the extinguishment of debt.

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

December 2016 Letter Agreement

On December 2, 2016, the Company entered into a Letter Agreement with the Purchaser pursuant to which the parties agreed to cancel the warrants to purchase up to 960,000 shares of the Company’s common stock issued to the Purchaser as of such date in exchange for an 8% convertible redeemable promissory note in the principal amount of $150,000. As of June 30, 2017, the Company recorded accrued interest of $6,937 and had a principal balance of $150,000 outstanding. On January 2, 2018, the Company repaid the remaining principal balance of $150,000 and accrued interest of $16,899. In connection with the Letter Agreement, the Company issued the Purchaser a 2-year common stock purchase warrants to purchase 208 shares of Company’s common stock at an exercise price of $6,250 per share.

Eagle Equities Financing Agreements

December 12, 2016 Securities Purchase Agreement

On December 12, 2016, the Company entered into a Securities Purchase Agreement, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $100,000. The first note (the “December 12 Note”) was funded with cash and the second note (the “December 12 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “December 12 Note Receivable”). The terms of the December 12 Eagle Back-End Note require cash funding prior to any conversion thereunder. The December 12 Note Receivable is due December 12, 2017, unless certain conditions are not met, in which case both the December 12 Eagle Back-End Note and the December 12 Note Receivable may both be cancelled. Both the December 12 Note and the December 12 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the December 12 Note and the December 12 Eagle Back-End Note are convertible into the Company’s common stock at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On April 11, 2017, the Company received payment of the December 12 Note Receivable in the amount of $100,000 that offset the December Eagle Back-End Note. Proceeds from the Note Receivable of $5,000 were paid directly to legal fees resulting in net cash proceeds of $95,000 received by the Company. As a result, the December 12 Eagle Back-End Note is now convertible. The December 12 Note and the December 12 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $66,667 as each of the notes were funded. As of June 30, 2018, the outstanding principal under the December 12 Note along with $8,296 of accrued interest was fully converted into shares of the Company’s common stock. As of June 30, 2019, the outstanding balance of $100,000 under the December 12 Eagle Back-End Note along with $13,144 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

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

January 27, 2017 Securities Purchase Agreement

On January 27, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $230,000. The first note (the “January 2017 Eagle Note”) was funded with cash and the second note (the “January 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “January 2017 Eagle Note Receivable”). The terms of the January 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The January 2017 Eagle Note Receivable is due September 27, 2017, unless certain conditions are not met, in which case both the January 2017 Eagle Back-End Note and the January 2017 Eagle Note Receivable may both be cancelled. Both the January 2017 Eagle Note and the January 2017 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the January 2017 Eagle Note and the January 2017 Eagle Back-End Note are convertible into common stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On May 4, 2017, the Company received a partial payment of the January 2017 Note Receivable in the amount of $40,000 and on June 3, 2017 the balance of $190,000 was funded, of which $11,250 was paid directly to legal fees. As a result, the January 2017 Eagle Back-End Note is now convertible. The January 2017 Eagle Note and the January 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company is recording a put premium of $153,333 as each of the notes were funded. As of June 30, 2018, the outstanding principal under the January 2017 Eagle Note along with $14,988 of accrued interest was fully converted. As of June 30, 2019, the outstanding balance of $230,000 under the January 2017 Eagle Back-End Note along with $33,356 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

March 1, 2017 Securities Purchase Agreement

On March 1, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $220,500. The first note (the “March 2017 Eagle Note”) was funded with cash and the second note (the “March 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “March 2017 Eagle Note Receivable”). The terms of the March 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. Both the March 2017 Eagle Note and the March 2017 Eagle Back-End Note had a maturity date of March 1, 2018, upon which any outstanding principal and interest was due and payable. The outstanding principal amounts plus accrued interest under both the March 2017 Eagle Note and the March 2017 Eagle Back-End Note are convertible into shares of common stock, of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On July 5, 2017, the Company received payment of the March 2017 Eagle Note Receivable in the amount of $220,500 that offset the March 2017 Eagle Back-End Note. Proceeds from the March 2017 Eagle Note Receivable of $10,500 were paid directly to legal fees resulting in net cash proceeds of $210,000 received by the Company. As a result, the March 2017 Eagle Back-End Note is now convertible. The March 2017 Eagle Note and the March 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $147,000 as each of the notes were funded. As of June 30, 2018, the outstanding principal balance under the March 2017 Eagle Note along with $20,061 of accrued interest was fully converted. As of June 30, 2019, the outstanding balance of $220,500 under the March 2017 Back-End Note along with $19,526 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in a full reduction of the put premium.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

August 9, 2017 Securities Purchase Agreement

On August 9, 2017, the Company entered into a Securities Purchase Agreement dated as of August 8, 2017, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $200,000. The first note (the “August 2017 Eagle Note”) was funded with cash and the second note (the “August 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “August 2017 Eagle Note Receivable”). The terms of the August 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The August 2017 Eagle Note Receivable is due August 8, 2018, unless certain conditions are not met, in which case both the August 2017 Eagle Back-End Note and the August 2017 Eagle Note Receivable may both be cancelled. Both the August 2017 Eagle Note and the August 2017 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the August 2017 Eagle Note and the August 2017 Eagle Back-End Note are convertible into common stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On September 14, 2017, the Company received payment of the August 2017 Eagle Note Receivable in the amount of $200,000 that offset the August 2017 Eagle Back-End Note. Proceeds from the August 2017 Eagle Note Receivable of $10,000 were paid directly to legal fees resulting in net cash proceeds of $190,000 received by the Company. As a result, the August 2017 Eagle Back-End Note is now convertible. The August 2017 Eagle Note and the August 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $133,333 as each of the notes were funded. As of June 30, 2018 $120,000 of principal under the August 2017 Eagle Note along with $5,273 in interest was converted. As of June 30, 2019, the remaining outstanding balance of $80,000 under the August 2017 Eagle Note along with $6,850 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. As of June 30, 2019, the remaining outstanding principal balance of $200,000 under the August 2017 Eagle Back-Note along with $30,568 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. The Company is currently in discussions with Eagle Equities to extend the maturity date.

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

October 25, 2017 Securities Purchase Agreement

On November 3, 2017, the Company entered into a Securities Purchase Agreement dated as of October 25, 2017, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $200,000. The first note (the “October 2017 Eagle Note”) was funded with cash and the second note (the “October 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “October 2017 Eagle Note Receivable”). The terms of the October 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The October 2017 Eagle Note Receivable is due June 25, 2018, unless certain conditions are not met, in which case both the October 2017 Eagle Back-End Note and the October 2017 Eagle Note Receivable may both be cancelled. Both the October 2017 Eagle Note and the October 2017 Eagle Back-End Note have a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the October 2017 Eagle Note and the October 2017 Eagle Back-End Note are convertible into common stock, par value $0.001 of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On December 6, 2017, the Company received payment of the October 2017 Eagle Note Receivable in the amount of $200,000 that offset the October 2017 Eagle Back-End Note. Proceeds from the October 2017 Eagle Note Receivable of $10,000 were paid directly to legal fees resulting in net cash proceeds of $190,000 received by the Company. As a result, the October 2017 Eagle Back-End Note is now convertible. The October 2017 Eagle Note and the October 2017 Eagle Back-End Note are treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $133,333 as each of the notes were funded. As of June 30, 2019, the outstanding principal balance under the October 2017 Eagle Note along with $14,653 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

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

The December 2017 Eagle Note contains an original issue discount of $25,354 such that the purchase price was $507,081. The maturity date of the December 2017 Eagle Note was December 29, 2018. The December 2017 Eagle Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time. The Company has recorded $20,065 of accrued interest for the December 2017 Eagle Note and total principal outstanding as of June 30, 2019 under the December 2017 Eagle Note was $171,965 following conversion of $360,470 of principal and $43,535 of accrued interest during the fiscal year ended June 30, 2019. The Company is currently in discussions with Eagle Equities to extend the maturity date.

Eagle Equities has the option to convert all or any amount of the principal face amount of the December 2017 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock as reported on the OTCQB for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $354,956 put premium of which $240,313 was released to additional paid in capital following conversion of $360,470 of principal during the fiscal year to June 30, 2019.

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

As of June 30, 2019, the remaining outstanding principal balance of $105,000 under the June 14, 2018 Eagle Equities Note along with $6,674 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

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

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the July 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion, subject to adjustment in certain events. Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The July 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $50,000 put premium. The Company has recorded $5,786 of accrued interest and the total principal outstanding under the July 2018 Eagle Note was $75,000 as of June 30, 2019. The Company had the right to prepay the July 2018 Eagle Note with certain penalties until January 9, 2019. No prepayment was made as of such date. As a result, the July 2018 Eagle Note is now convertible.

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

August 29, 2018 Securities Purchase Agreement

Effective August 29, 2018, the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “August 2018 Eagle Note”) from the Company in the aggregate principal amount of $105,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities any time after the six-month anniversary of the August 2018 Eagle Note. The transactions contemplated by the agreement closed on August 30, 2018 the Company received proceeds of $100,000 as $5,000 was paid directly to legal fees.

The maturity date of the August 29, 2018 Eagle Note is August 2019. The August 2018 Eagle Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the August 2018 Eagle Note.

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the August 2018 Eagle Note, at any time, into shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the DTC for any reason, the Conversion Price shall be lowered to 50% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least four times the number of shares issuable upon conversion of the August 2018 Eagle Note for at least 60 days after the issuance of the August 28, 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The August 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $70,000 put premium. The Company has recorded $7,042 of accrued interest and the total principal outstanding under the August 2018 Eagle Note was $105,000 as of June 30, 2019.The Company had the right to prepay the August 2018 Eagle Note with certain penalties until February 25, 2019. No prepayment was made as of such date. As a result, the August 2018 Eagle Note is now convertible.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

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

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the October 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion, subject to adjustment in certain events. Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The October 2, 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $140,000 put premium. The Company has recorded $12,473 of accrued interest and the total principal outstanding under the October 2018 Eagle Note was $210,000 as of June 30, 2019. The Company had the right to prepay the October 2018 Eagle Note with certain penalties until March 31, 2019. No prepayment has been made as of such date. As a result, the October 2018 Eagle Note is now convertible.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the November 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 61% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets Group, Inc. quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the Depository Trust Company for any reason, the Conversion Price shall be lowered to 51% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least two and a half times the number of shares issuable upon conversion of the November 2018 Eagle Note for at least 60 days after the issuance of the November 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The November 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $67,131 put premium. The Company has recorded $4,879 of accrued interest and the total principal outstanding under the November 2018 Eagle Note was $105,000 as of June 30, 2019. The November 2018 Eagle Note may be prepaid with certain penalties by the Company until May 29, 2019. No prepayment has been made as of June 30, 2019.

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

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the December 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 61% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets Group, Inc. quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the Depository Trust Company for any reason, the Conversion Price shall be lowered to 51% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least two and a half times the number of shares issuable upon conversion of the December 2018 Eagle Note for at least 60 days after the issuance of the December 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The December 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded an $80,557 put premium. The Company has recorded $5,220 of accrued interest and the total principal outstanding under the November 2018 Eagle Note was $126,000 as of June 30, 2019. The December 2018 Eagle Note may be prepaid with certain penalties until June 22, 2019. No prepayment has been made as of June 30, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above Eagle Equities financing agreements, specifically the August 9, 2017, December 29, 2017, the July 13, 2018, the August 29, 2018, the October 2, 2018, the November 30, 2018 and the December 24, 2018 agreements was $792,965 and accrued interest totaled $55,675 as of June 30, 2019 and $1,867,935 and accrued interest totaled $107,726 as of June 30, 2018.

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

As of June 30, 2018, the outstanding principal under the July 2017 GS Note and $8,169 of accrued interest was fully converted into shares of the Company’s common stock. As of June 30, 2018, $125,000 of principal under the July 2017 GS Back-End Note along with $3,420 in interest was converted. As of June 30, 2019, the remaining outstanding principal balance of $35,000 under the July 2017 GS Back-End Note along with $5,829 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

As of June 30, 2018, $30,000 of principal under the September 2017 GS Note along with $1,289 in interest was converted. As of June 30, 2019, the remaining outstanding principal balance of $130,000 under the September 2017 GS Note along with $9,695 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. As of June 30, 2019, the outstanding principal balance of $160,000 under the September 2017 GS Back-End note along with $7,119 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

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

As of June 30, 2019, the outstanding principal balance of $106,000 under the March 2018 GS Note along with $2,765 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. As of June 30, 2019, the outstanding principal balance of $106,000 under the March 2018 GS Back-End note along with $4,740 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

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

As of June 30, 2019, the outstanding principal balance of $150,000 under the April 2018 GS Note along with $9,632 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. As of June 30, 2019, the outstanding principal balance of $150,000 under the April 2018 GS Back-End Note along with $1,606 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

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

The total principal amount outstanding under the above GS Capital financing agreements, specifically the October 2, 2018 agreements, was $141,820 and accrued interest thereunder totaled $14,247 as of June 30, 2019 and was $687,000 and accrued interest thereunder totaled $19,877 as of June 30, 2018.

Consulting Agreement

November 2016 Consulting Agreement

On November 18, 2016 (the “Effective Date”), the Company entered into a consulting agreement with a certain consultant (the “Consultant”) for strategic and business advisory services. As compensation for services rendered, the Company issued Consultant two fully earned $250,000 convertible junior subordinated promissory notes. Both notes have a two-year maturity date and interest of 10% per annum. Both notes are junior and subordinate in all respects to the existing debt of the Company. These notes may not be prepaid without the written consent of the Consultant.

The Company issued the first $250,000 convertible note on November 18, 2016. This note is convertible at a conversion price of the lesser of $1,250 or 65% of the average of the three lowest 10 trading days prior to the conversion. An aggregate total of $255,757 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the year ended June 30, 2017, $27,500 of principal and accrued interest of $1,664 was converted into shares of the Company’s common stock. As of June 30, 2018, the outstanding principal balance of the note along with $19,639 of accrued interest was converted into shares of the Company’s common stock (See Note 8 – Stockholders’ Deficit).

The Company issued the second $250,000 convertible note on February 16, 2017. This note is convertible at a conversion price of the lesser of $1,250 or 65% of the average of the three lowest 10 trading days prior to the conversion. An aggregate total of $409,416 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. As of June 30, 2018, the outstanding principal balance of the note along with $31,021 of accrued interest was converted into shares of the Company’s common stock (see Note 8 – Stockholders’ Deficit).

August 10, 2017 Consulting Agreement

On August 10, 2017, the Company entered into a consulting agreement, retroactive to May 16, 2017, with a certain consultant, pursuant to which the consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 junior subordinated convertible note. The note accrues interest at a rate of 10% per annum and is convertible into common stock at the lesser of $750 or 65% of the three lowest trades in the ten trading days prior to the conversion. The note was fully earned upon signing the agreement and matures on August 10, 2019. This note may not be prepaid without the written consent of the consultant. The Company accrued $155,000 related to this expense at June 30, 2017 and recorded the remaining $155,000 related to this expense in fiscal year 2018. Upon an event of default, principal and accrued interest will become immediately due and payable under the note. Additionally, upon an event of default the note would accrue interest at a default interest rate of 18% per annum or the highest rate of interest permitted by law. The consulting agreement had a three-month term and expired on August 16, 2017. An aggregate total of $578,212 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the year ended June 30, 2018, the consultant converted $140,000 of principal and $10,764 of interest. During the fiscal year ended June 30, 2019, the consultant converted an additional $161,000 of principal and $19,418 of interest (see Note 8 – Stockholders’ Deficit), such that the remaining principal outstanding and accrued interest under this note as of June 30, 2019 was $9,000 and $25,917, respectively.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

The conversion price for the January 2018 Power Up Note shall be $32.50, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $50.00, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $32.50. In the event Market Price is less than $50.00, the conversion price shall be the Variable Conversion Price. As defined in the January 2018 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

During the fiscal year ended June 30, 2019, the outstanding principal balance of $153,000 along with $6,185 of accrued interest was converted into shares of the Company’s common stock (See Note 8 – Stockholders’ Deficit) resulting in a full repayment of the note.

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

The conversion price for the March 2018 Power Up Note shall be $32.50, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $50.00, the conversion price shall be the greater of 65% of the Market Price (the “Variable Conversion Price”) and $32.50. In the event Market Price is less than $50.00, the conversion price shall be the Variable Conversion Price. As defined in the March 2018 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

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

The conversion price for the May 2018 Power Up Note shall be $32.50, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $50.00, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $32.50. In the event Market Price is less than $50.00, the conversion price shall be the Variable Conversion Price. As defined in the May 2018 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up was restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

Additionally, Power Up has the option to convert all or any amount of the principal face amount of the August 2018 Power Up Note, starting on February 24, 2019 at a conversion price of shall be $32.50, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $50.00, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $32.50. In the event Market Price is less than $50.00, the conversion price shall be the Variable Conversion Price. As defined in the August 2018 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. An aggregate total of $396,380 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12 - Derivative Financial Instruments and Fair Value Measurements).

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

On February 25, 2019, the Company prepaid the outstanding principal balance of $53,000 and related accrued interest of $395 that was due under the August 2018 Power Up Note and the note was deemed fully satisfied. The Company incurred a penalty in the amount of $22,047 as a result of the pre-payment.

JSJ Investments, Inc. Financing Agreement

June 26, 2018 Securities Purchase Agreement

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

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

As of June 30, 2019, the outstanding principal balance of $100,000 under the June 2018 Coventry Enterprises Note along with $7,479 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. As of June 30, 2019, the outstanding principal balance of $100,000 under the June 2018 Coventry Enterprises Back-End Note along with $8,137 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. The July 2018 Coventry Note may no longer be prepaid by the Company. The July 2018 Coventry Back-End Note may not be prepaid by the Company as well.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

Redstart Holdings Corp Financing Agreement

May 23, 2019 Securities Purchase Agreement

Effective May 23, 2019, the Company issued a convertible promissory note (the “May 23 Redstart Holdings Note”) to Redstart Holdings Corp (“Redstart Holdings”) in the aggregate principal amount of $133,000, with principal and the interest thereon convertible into shares of the Company’s common stock at the option of Redstart Holdings any time after 180 days of issuance. At the time of closing on May 31, 2019, Redstart Holdings deducted $3,000 from the principal payment due under the May 2019 Redstart Holdings Note to be applied to its legal expenses, such that the Company received aggregate net proceeds of $130,000 at closing.

The maturity date of the May 2019 Redstart Holdings Note is May 23, 2020 and bears interest at a rate of 8% per annum.

Additionally, Redstart Holdings has the option to convert all or any amount of the principal face amount of the May 2019 Redstart Note, starting on November 19, 2019 at a conversion price subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $50.00, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $32.50. In the event Market Price is less than $50.00, the conversion price shall be the Variable Conversion Price. As defined in the May 2019 Redstart Holdings Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Redstart Holdings on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Redstart Holdings. Notwithstanding the foregoing, Redstart Holdings shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Redstart Holdings and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. An aggregate total of $166,564 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12 - Derivative Financial Instruments and Fair Value Measurements).

The Company had the right to prepay the May 2019 Redstart Holdings Note until November 19, 2019. If the May 2019 Redstart Holdings Note was prepaid within 90 days of the issuance date, then the prepayment premium shall be 115% of the face amount plus any accrued interest; if the May 2019 Redstart Holdings Note was prepaid after 91 days from the issuance date, but prior to 121 days from the issuance date, then the prepayment premium shall be 120% of the face amount plus any accrued interest; and if the May 2019 Redstart Holdings Note was prepaid after 121 days from the issuance date, but prior to 150 days from the issuance date, then the prepayment premium shall be 125% of the face amount plus any accrued interest; and if the May 2019 Redstart Holdings Note was prepaid after 151 days from the issuance date, but prior to 180 days from the issuance date, then the prepayment premium shall be 129% of the face amount plus any accrued interest.

The total principal amount outstanding under the above Redstart Holdings financing agreement, specifically the May 23, 2019 agreement, was $133,000 as of June 30, 2019 and accrued interest thereunder totaled $1,137.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

The Company recorded $180,000 and $543,744 of debt discounts related to the above note issuances during the years ended June 30, 2019 and 2018, respectively. The debt discounts are being amortized over the term of the debt.

Amortization of all debt discounts for the years ended June 30, 2019 and 2018 was $389,673 and $853,459, respectively.

See Note 13 – Subsequent Events for information about financing arrangements post June 30, 2019.

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

On November 23, 2010, the Company was incorporated in the state of Delaware. In January 2011, the Company acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis with Propanc PTY LTD becoming a wholly owned subsidiary of the Company. As a result of these transactions, the Company is subject to the income tax laws of both the United States and Australia for the years ended June 30, 2013 through June 30, 2019.

The reconciliation of income tax expense computed at the U.S. federal statutory rate to the income tax provision for the years ended June 30, 2019 and 2018 is as follows:

	Year Ended
US	June 30, 2019	June 30, 2018
Income before Income taxes	$(5,758,369)	$(7,039,155)

Taxes under statutory US tax rates	$(1,209,258)	$(1,478,222)
Increase (decrease) in valuation allowance	1,394,444	1,418,349
Change in Federal tax rates	-	(99,013)
Foreign tax rate differential	(186,286)	(5,043)
Other	1,100	(114,391)
Income tax (expense) benefit	$-	$(278,320)

On December 22, 2017, the Tax Cuts and Jobs Act (“The Act”), was signed into law by President Trump. The Act includes a number of provisions, including the lowering of the U.S. corporate tax rate from 34 percent to 21 percent, effective January 1, 2018 and the establishment of a territorial-style system for taxing foreign-source income of domestic multinational corporations. In December 2017, the SEC issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Act (“SAB118”), which allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment. The Company remeasured its deferred tax assets and liabilities as of June 30, 2018 applying the reduced corporate income tax rate and recorded a decrease to the deferred tax assets of $416,339, with a corresponding adjustment to the valuation allowance.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Year Ended
	June 30, 2019	June 30, 2018
Deferred tax assets
Warrant Derivative Liability	$7,403	$7,403
Provision for Annual Leave	96,759	44,969
Superannuation	9,473	4,041
Prepaid Investor Services	414,396	353,553
Capital Raising Costs	-	23,559
Legal Costs	91,961	23,885
Intellectual Property	41,686	11,760
Patent Costs	171,195	171,195
Formation Expense	7,208	7,208
Net Operating Loss CF	6,573,215	5,668,743
Foreign Exchange Loss (OCI)	(39,379)	(39,379)
Revalue of derivative liability	519,151	-
Stock Based Compensation	51,481	-
Total Deferred tax assets	$7,944,549	$6,276,937

Deferred tax liabilities
R&D	$(139,833)	$-
Capital Raising Costs	(133,335)	-
Total deferred tax liabilities	$(273,168)	$-

Net deferred tax assets (liabilities)	$7,671,381	$6,276,937
Valuation allowance	(7,671,381)	(6,276,937)
Net deferred tax assets (liabilities)	$-	$-

At June 30, 2019, the Company had U.S. net operating loss carry forwards of $2,942,144 that may be offset against future taxable income, subject to limitation under IRC Section 382. Of the $2.9 million, of Federal net operating loss carryforwards, $2.7 million begin to expire in 2030. The remaining balance of $0.2 million is limited in annual usage of 80% of current years taxable income, but do not have an expiration. At June 30, 2019, the Company had Australia net operating loss carry forwards of approximately $21,655,871 million which can be carried forward without expiration. No tax benefit has been reported in the June 30, 2019 and 2018 consolidated financial statements due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of June 30, 2019 and 2018, respectively.

Management has determined that the realization of the net deferred tax asset is not assured and has created a valuation allowance for the entire amount of such benefits.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the statement of operations. As of June 30, 2019, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended June 30, 2019 and 2018. The Company did not recognize any interest or penalties during fiscal 2019 or 2018 related to unrecognized tax benefits.

The income tax returns filed for the tax years from inception will be subject to examination by the relevant taxing authorities.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Increase in Authorized Shares of Common Stock and Reverse Stock Split

On September 21, 2018, the Company filed a Certificate of Amendment to its Certificate of Incorporation to increase the number of authorized shares of its common stock from 400,000,000 to 4,000,000,000, which was approved by the Company’s board of directors and holders of a majority of the Company’s voting stock on August 28, 2018.

On June 24, 2019, the Company effected a one-for-five hundred (1:500) reverse stock split whereby the Company (i) decreased the number of authorized shares of common stock, $0.001 par value per share, to 100,000,000 and (ii) decreased by a ratio of one-for-five hundred (1:500) the number of retroactively issued and outstanding shares of common stock. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been restated as of the earliest period, presented in the consolidated financial statements to reflect the reverse stock split.

Preferred Stock

The total number of shares of preferred stock that the Company is authorized to issue is 1,500,005, $0.01 par value per share. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

Of the total preferred shares authorized, 500,000 have been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on December 9, 2014. James Nathanielsz, the Company’s Chief Executive Officer and Chief Financial Officer, beneficially owns all of the shares of Series A Preferred Stock via North Horizon Pty Ltd., which entitles him, as a holder of Series A Preferred Stock, to vote on all matters submitted or required to be submitted to a vote of the Company’s stockholders, except election and removal of directors, and each share of Series A Preferred Stock entitles him to two votes per share of Series A Preferred Stock. North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer, Chief Financial Officer and a director of our Company, has voting and investment power over these shares. 500,000 shares of Series A Preferred Stock are issued and outstanding as of June 30, 2019 and 2018.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on June 16, 2015, up to five shares have been designated as Series B Preferred Stock (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of June 30, 2019 and 2018. Mr. Nathanielsz directly beneficially owns such one share of Series B Preferred Stock.

No shares of Series A Preferred Stock or Series B Preferred Stock were issued in fiscal years 2019 or 2018.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

Common Stock

Shares Issued for Services

Fiscal 2018:

On August 1, 2017, the Company received an invoice for $30,000 from a third party for six months of consulting services provided to the Company during the period of February 1, 2017 through July 31, 2017. The invoice was payable in shares of the Company’s common stock. The Company recorded $25,000 in consulting fees related to this invoice for the year ended June 30, 2017 and the balance was recorded in fiscal year 2018. On February 15, 2018, the Company issued 469 shares of its common stock and an additional loss on settlement of debt was recorded of $68,438 based on the fair market value on July 31, 2017, when the shares were fully earned, of $210 per share.

On December 29, 2017, the Company entered into a one-year consulting agreement with a certain consultant (the “Consultant”) for certain consulting, advisory and media services to be provided to the Company. As compensation for such services, the Company agreed to pay the consultant (i) an hourly fee of $950 per hour, for up to $71,250 of time-based services; (ii) $9,772 for the preparation of certain marketing materials; (iii) an upfront fee of 1,000 restricted shares of the Company’s common stock, with up to 1,500 additional shares to be issued on the six month anniversary of the date of the consulting agreement at the Company’s sole discretion, and (iv) a marketing bonus equal to 6% of the value of any: (x) business collaboration with the Company which is identified or introduced by the Consultant; or (y) joint venture, licensing, collaboration or similar monetization or strategic transaction (other than any capital-raising transaction) which is identified or introduced by the Consultant. The Company could, in its sole discretion, pay any of the aforementioned fees in cash or shares of the Company’s common stock. If such fees are paid in stock, the number of shares to be paid was to be calculated by dividing the dollar amount of time (or value of the transaction, as the case may be) invoiced in such pay period by, as of the applicable calculation date, the most recent price at which the Company has sold shares of its common stock (or securities convertible into common stock) in a bona fide public or private financing including third party investors. The Company valued the 1,000 shares based on the market price on the agreement date of $70 and will recognize $70,000 of consulting expense through the term of the agreement. For the year ended June 30, 2018, the Company recorded $35,287 of expense related to this agreement. On February 15, 2018, the Company issued the 1,000 shares to the Consultant.

On February 1, 2018, the Company received an invoice for $30,000 from a third party for six months of consulting services provided to the Company during the period of August 1, 2017 through January 31, 2018. The invoice was payable in shares of the Company’s common stock. The Company issued 469 shares on February 15, 2018 and recorded $30,000 in consulting fees during fiscal 2018. An additional loss on settlement of debt was recorded of $2,813 based on the fair market value on January 31, 2018, when the shares were fully earned, or $70 per share.

Fiscal 2019:

On December 6, 2018, the Company entered into an agreement with a certain consultant to provide services over a six-month period beginning November 1, 2018 and ending May 1, 2019 in exchange for 4,000 shares of the Company’s common stock. On December 27, 2018, the Company issued the 4,000 shares of the Company’s common stock valued at $10.00 per share to such consultant, or $39,000, which will be amortized over the term of the agreement. The Company recorded $39,000 of consulting expense with respect to such shares of its common stock during the year ended June 30, 2019.

On November 20, 2018, the Company’s Board of Directors authorized the issuance of 2,000 shares of the Company’s common stock in connection with certain legal services provided to the Company. On November 28, 2018, the Company issued such 2,000 shares of its common stock valued at $15.00, or $30,000.

In March 2019 and effective as of December 21, 2018, the Company entered into a certain consulting services agreement with a certain consultant to provide services over a twelve-month period beginning December 21, 2018 in exchange for issuance of two tranches of 10,000 shares (subject to certain true-up provisions), for services to be rendered between December 21, 2018 and March 20, 2019, and 6,000 shares (subject to certain true-up provisions), for services to be rendered between March 21, 2019 and December 20, 2019 of the Company’s common stock. On May 8, 2019, the Company terminated the agreement with the consent of the consultant. The consultant agreed that the issuance of the first tranche of 10,000 shares (including the true-up provision) together with cash payments already made by the Company to the consultant fully satisfied the obligations (past and future) that the Company has under the consulting agreement including any claims under the true-up provisions of the agreement. In March 2019, the Company issued the first tranche of 10,000 shares of its common stock valued at $10.00 per share based on the quoted trading price to the consultant, or $100,000. The Company recorded $100,000 of consulting expense with respect to such shares of its common stock during the fiscal year ended June 30, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

Restricted Stock Units

Pursuant to employment agreements dated in May 2019 (see Note 10), the Company granted an aggregate of 78,000 and 39,000 restricted stock unit to the Company’s Chief Executive Officer and Chief Scientific Officer, respectively. The total 117,000 restricted stock units are subject to vesting terms as defined in the employment agreements. The 117,000 restricted stock units were valued at the fair value of $4.25 per unit or $497,240 based on the quoted trading price on the date of grant. During the year ended June 30, 2019, the Company recognized stock-based compensation of $31,077 related to vested restricted stock units. There were $466,163 unrecognized restricted stock units expense as of June 30, 2019.

Shares Issued for Cash

October 5, 2018 Equity Purchase Agreement

On October 5, 2018 (the “L2 Closing Date”), the Company entered into an Equity Purchase Agreement (the “L2 Purchase Agreement”) with L2 Capital, LLC (“L2 Capital”) pursuant to which L2 Capital committed to purchase up to $10,000,000 (the “Maximum Amount”) of the Company’s common stock (the “L2 Financing”). On the L2 Closing Date, the Company issued 7,701 shares of its common stock to L2 Capital as a commitment fee (the “Commitment Shares”), at a fair market value of $41.30 or $318,059, which was recorded as deferred offing costs and were amortized as a percentage of the Maximum Amount on a pro-rata conversion amount. Additionally, the proceeds received from the first put notice were net of $15,000 in legal fees and were recorded as deferred offering costs. Total amortization expense for the fiscal year ended June 30, 2019 was $333,059. The Commitment Shares are subject to a lock-up/leak-out limitation as described below. In connection with the L2 Financing, on the L2 Closing Date, the Company and L2 Capital also entered into a Registration Rights Agreement (the “L2 Registration Rights Agreement”, and together with the Purchase Agreement, the “L2 Transaction Documents”). The Company received net proceeds from the sale of the Put Shares directly to the Investor pursuant to the Purchase Agreement, however, the Company did not receive any proceeds from the resale of the Put Shares by L2 Capital thereafter.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

The right of the Company to issue and sell the L2 Put Shares to L2 Capital was subject to the satisfaction of certain closing conditions, including, but not limited to, (i) the Company’s Registration Statement on Form S-1 registering for resale by the Investor of the L2 Put Shares and Commitment Shares continuing to be effective as was declared by the U.S. Securities and Exchange Commission (the “SEC”) on October 30, 2018, (ii) accuracy of the Company’s representations and warranties, (iii) the Company’s performance under the L2 Purchase Agreement in all material respects, (iv) no suspension of trading or delisting of the Company’s common stock, (v) limitation of L2 Capital’s beneficial ownership to no more than 9.99%, (vi) the Company maintaining its DWAC-eligible status, (vii) the Company maintaining a sufficient share reserve, and (viii) the minimum pricing for the L2 Put Shares must exceed $.05.

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

Effective as of the L2 Closing Date, the Company reserved 924,143 shares of its common stock from its authorized and unissued shares of common stock to provide for all issuances of shares of common stock under the L2 Transaction Documents (in the event that the Company issued and sold the L2 Put Shares up to the Maximum Amount) and was required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least three times the number of shares of common stock obtained by dividing the remaining balance on the maximum commitment amount by the L2 Purchase Price. While the Company had the obligation to maintain such reserve while the Purchase Agreement was effective, the Company did not have the obligation to sell any L2 Put Shares to L2 Capital. L2 Capital agreed, and agreed to cause any affiliate of L2 Capital acting on its behalf or pursuant to any understanding with it, not to execute any short sales during the period from the date hereof to the end of the Commitment Period.

As of about February 7, 2019, the Company reached the maximum number of shares that it could put under the L2 Purchase Agreement, and therefore, the Company would have had to file with the SEC a new registration statement registering additional shares under the L2 Purchase Agreement if the Company had determined to continue to utilize the L2 Purchase Agreement.

During the fiscal year ended June 30, 2019, the Company issued 113,200 shares of its common stock at an average price per share of $8.50, ranging from $6.50 to $20.00, as a result of delivering 14 L2 Put Notices to L2 Capital. As of June 30, 2019, the Company received gross aggregate proceeds of $964,009 from such put notices. Effective as of February 25, 2019, the Company terminated the L2 Purchase Agreement.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

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

The right of the Company to issue and sell the Put Shares to the Investor is subject to the satisfaction of certain closing conditions, including, but not limited to, (i) the Company’s Registration Statement on Form S-1 registering for resale by the Investor of the Put Shares continuing to be effective as was declared by the SEC on March 7, 2019, (ii) accuracy of the Company’s representations and warranties, (iii) the Company’s performance under the Purchase Agreement in all material respects, (iv) no suspension of trading or delisting of the Company’s common stock, (v) limitation of the Investor’s beneficial ownership to no more than 9.99%, (vi) the Company maintaining its DWAC-eligible status, (vii) the Company maintaining a sufficient share reserve, and (viii) the minimum pricing for the Put Shares must exceed $0.05.

Pursuant to the terms of the Registration Rights Agreement, the Company filed the Registration Statement on February 25, 2019 and the Registration Statement was declared effective by the SEC on March 7, 2019.

Effective as of the Closing Date, the Company reserved 1,333,333 shares of its common stock from its authorized and unissued shares of common stock to provide for all issuances of shares of common stock under the Transaction Documents (in the event that the Company issued and sold the Put Shares up to the Maximum Amount) and was required to reserve and keep available out of its authorized and unissued shares of common stock a number of shares of common stock at least three times the number of shares of common stock obtained by dividing the remaining balance on the maximum commitment amount by the Purchase Price.

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

During the year ended June 30, 2019, the Company issued 34,000 shares of its common stock at an average price per share of $4.01, ranging from $3.06 to $4.90, as a result of delivering five Put Notices to the Investor. As of June 30, 2019, the Company received gross aggregate proceeds of $136,371 from such put notices.

Shares issued for conversion of convertible debt

Fiscal 2018:

On July 5, 2017, pursuant to a conversion notice, $26,000 of principal and $1,121 of interest was converted at $270 per share into 100 shares of common stock.

On July 13, 2017, pursuant to a conversion notice, $42,500 of principal was converted at $315 per share into 135 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

On July 17, 2017, pursuant to a conversion notice, $16,000 of principal and $732 of interest was converted at $200 per share into 83 shares of common stock.

On July 20, 2017, pursuant to a conversion notice, $28,000 of principal and $1,300 of interest was converted at $145 per share into 203 shares of common stock.

On July 28, 2017, pursuant to a conversion notice, $22,500 in principal and $1,593 in interest was converted at $130 per share into 187 shares of common stock.

On August 2, 2017, pursuant to a conversion notice, $20,000 of principal was converted at $140 per share into 142 shares of common stock.

On August 2, 2017, pursuant to a conversion notice, $25,000 of principal and $1,233 of interest was converted at $105 per share into 250 shares of common stock.

On August 16, 2017, pursuant to a conversion notice, $25,000 of principal and $1,311 of interest was converted at $115 per share into 224 shares of common stock.

On August 17, 2017, pursuant to a conversion notice, $20,000 of principal was converted at $150 per share into 132 shares of common stock.

On August 22, 2017, pursuant to a conversion notice, $20,000 of principal and $1,500 of interest was converted at $125 per share into 170 shares of common stock.

On August 25, 2017, pursuant to a conversion notice, $25,000 of principal and $1,361 of interest was converted at $115 per share into 225 shares of common stock.

On August 29, 2017, pursuant to a conversion notice, $20,000 of principal was converted at $120 per share into 164 shares of common stock.

On September 3, 2017, pursuant to a conversion notice, $20,000 of principal and $1,661 of interest was converted at $100 per share into 213 shares of common stock.

On September 6, 2017, pursuant to a conversion notice, $12,500 of principal and $714 of interest was converted at $95 per share into 142 shares of common stock.

On September 8, 2017, pursuant to a conversion notice, $20,000 of principal was converted at 120 per share into 166 shares of common stock.

On September 14, 2017, pursuant to a conversion notice, $15,000 of principal and $450 of interest was converted at $75 per share into 206 shares of common stock.

On September 14, 2017, pursuant to a conversion notice, $20,000 of principal and $1,665 of interest was converted at $80 per share into 278 shares of common stock.

On September 18, 2017, pursuant to a conversion notice, $20,000 of principal was converted at $95 per share into 215 shares of common stock.

On September 25, 2017, pursuant to a conversion notice, $20,000 of principal and $649 of interest was converted at $70 per share into 299 shares of common stock.

On September 26, 2017, pursuant to a conversion notice, $30,000 of principal was converted at $90 per share into 337 shares of common stock.

On September 26, 2017, pursuant to a conversion notice, $20,000 of principal and $1,716 of interest was converted at $75 per share into 291 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

On October 2, 2017, pursuant to a conversion notice, $25,000 of principal and $850 of interest was converted at $70 per share into 375 shares of common stock.

On October 4, 2017, pursuant to a conversion notice, $40,000 of principal was converted at $90 per share into 449 shares of common stock.

On October 5, 2017, pursuant to a conversion notice, $20,000 of principal and $1,716 of interest was converted at $75 per share into 291 shares of common stock.

On October 9, 2017, pursuant to a conversion notice, $30,000 of principal and $1,067 of interest was converted at $70 per share into 431 shares of common stock.

On October 10, 2017, pursuant to a conversion notice, $45,000 of principal was converted at $95 per share into 484 shares of common stock.

On October 11, 2017, pursuant to a conversion notice, $20,000 of principal and $1,812 of interest was converted at $80 per share into 280 shares of common stock.

On October 16, 2017, pursuant to a conversion notice, $20,000 of principal and $1,834 of interest was converted at $80 per share into 269 shares of common stock.

On October 18, 2017, pursuant to a conversion notice, $25,000 of principal and $939 of interest was converted at $65 per share into 393 shares of common stock.

On October 19, 2017, pursuant to a conversion notice, $30,000 of principal was converted at $80 per share into 387 shares of common stock.

On October 23, 2017, pursuant to a conversion notice, $20,000 of principal and $1,884 of interest was converted at $55 per share into 396 shares of common stock.

On October 24, 2017, pursuant to a conversion notice, $21,000 of principal and $817 of interest was converted at $55 per share into 404 shares of common stock.

On October 27, 2017, pursuant to a conversion notice, $15,000 of principal was converted at $45 per share into 320 shares of common stock.

On October 30, 2017, pursuant to a conversion notice, $8,750 of principal and $352 of interest was converted at $35 per share into 289 shares of common stock.

On October 30, 2017, pursuant to a conversion notice, $20,000 of principal and $1,902 of interest was converted at $35 per share into 602 shares of common stock.

On November 2, 2017, pursuant to a conversion notice, $5,000 of principal and $8,250 of interest was converted at $45 per share into 311 shares of common stock.

On November 6, 2017, pursuant to a conversion notice, $12,750 of principal and $533 of interest was converted at $25 per share into 490 shares of common stock.

On November 6, 2017, pursuant to a conversion notice, $17,500 of principal was converted at $35 per share into 502 shares of common stock.

On November 8, 2017, pursuant to a conversion notice, $20,000 in principal and $2,356 in interest was converted at $30 per share into 764 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

On November 13, 2017, pursuant to a conversion notice, $11,000 in principal and $623 in interest was converted at $25 per share into 430 shares of common stock.

On November 15, 2017, pursuant to a conversion notice, $20,000 in principal and $2,443 in interest was converted at $30 per share into 767 shares of common stock.

On November 17, 2017, pursuant to a conversion notice, $15,000 in principal was converted at $35 per share into 430 shares of common stock.

On November 26, 2017, pursuant to a conversion notice, $20,000 in principal and $2,568 in interest was converted at $30 per share into 772 shares of common stock.

On November 27, 2017, pursuant to a conversion notice, $20,000 in principal and $1,196 in interest was converted at $25 per share into 785 shares of common stock.

On December 1, 2017, pursuant to a conversion notice, $20,000 in principal and $802 in interest was converted at $30 per share into 746 shares of common stock.

On December 6, 2017, pursuant to a conversion notice, $21,000 in principal and $1,297 in interest was converted at $25 per share into 826shares of common stock.

On December 8, 2017, pursuant to a conversion notice, $9,900 in principal and $792 in interest was converted at $25 per share into 396 shares of common stock.

On December 8, 2017, pursuant to a conversion notice, $42,666 in principal was converted at $35 per share into 1,223 shares of common stock.

On December 11, 2017, pursuant to a conversion notice, $9,900 in principal and $799 in interest was converted at $25 per share into 396 shares of common stock.

On December 11, 2017, pursuant to a conversion notice, $27,000 in principal and $1,142 in interest was converted at $30 per share into 1,009 shares of common stock.

On December 11, 2017, pursuant to a conversion notice, $42,666 in principal was converted at $35 per share into 1,223 shares of common stock.

On December 15, 2017, pursuant to a conversion notice, $56,758 in principal was converted at $40 per share into 1,465 shares of common stock.

On December 18, 2017, pursuant to a conversion notice, $30,000 in principal and $2,467 in interest was converted at $35 per share into 958 shares of common stock.

On December 19, 2017, pursuant to a conversion notice, $23,000 in principal and $1,013 in interest was converted at $35 per share into 738 shares of common stock.

On December 21, 2017, pursuant to a conversion notice, $63,000 in principal was converted at $40 per share into 1,578 shares of common stock.

On December 22, 2017, pursuant to a conversion notice, $25,000 in principal and $2,078 in interest was converted at per share into 860 shares of common stock.

On January 2, 2018, pursuant to a conversion notice, $25,000 in principal and $1,178 in interest was converted at $35 per share into 804 shares of common stock.

On January 3, 2018, pursuant to a conversion notice, $25,200 in principal and $2,162 in interest was converted at $30 per share into 869 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

On January 4, 2018, pursuant to a conversion notice, $25,000 in principal and $1,372 in interest was converted at $35 per share into 798 shares of common stock.

On January 9, 2018, pursuant to a conversion notice, $40,000 in principal and $4,581 in interest was converted at $35 per share into 1,261 shares of common stock.

On January 12, 2018, pursuant to a conversion notice, $25,000 in principal and $1,233 in interest was converted at $40 per share into 691 shares of common stock.

On January 12, 2018, pursuant to a conversion notice, $7,500 in principal and $875 in interest was converted at $35 per share into 232 shares of common stock.

On January 26, 2018, pursuant to a conversion notice, $30,000 in principal and $1,793 in interest was converted at $45 per share into 707 shares of common stock.

On January 30, 2018, pursuant to a conversion notice, $40,000 in principal and $2,130 in interest was converted at $45 per share into 985 shares of common stock.

On February 4, 2018, pursuant to a conversion notice, $22,500 in principal and $2,650 in interest was converted at $40 per share into 629 shares of common stock.

On February 13, 2018, pursuant to a conversion notice, $20,000 in principal and $1,276 in interest was converted at $35 per share into 572 shares of common stock.

On February 21, 2018, pursuant to a conversion notice, $40,000 in principal and $4,986 in interest was converted at $40 per share into 1,144 shares of common stock

On February 23, 2018, pursuant to a conversion notice, $25,000 in principal and $1,173 in interest was converted at $35 per share into 704 shares of common stock.

On February 23, 2018, pursuant to a conversion notice, $20,000 in principal and $1,320 in interest was converted at $35 per share into 592 shares of common stock.

On February 28, 2018, pursuant to a conversion notice, $60,000 in principal and $4,027 in interest was converted at $30 per share into 2,023 shares of common stock.

On March 4, 2018, pursuant to a conversion notice, $40,000 in principal and $5,012 in interest was converted at $30 per share into 1,522 shares of common stock.

On March 5, 2018, pursuant to a conversion notice, $28,000 in principal and $1,375 in interest was converted at $30 per share into 987 shares of common stock.

On March 8, 2018, pursuant to a conversion notice, $27,000 in principal and $1,343 in interest was converted at $30 per share into 1,016 shares of common stock.

On March 8, 2018, pursuant to a conversion notice, $50,000 in principal and $3,444 in interest was converted at $25 per share into 1,979 shares of common stock.

On March 11, 2018, pursuant to a conversion notice, $60,000 in principal and $7,906 in interest was converted at $30 per share into 2,348 shares of common stock.

On March 14, 2018, pursuant to a conversion notice, $25,000 in principal and $1,756 in interest was converted at $25 per share into 991 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

On March 16, 2018, pursuant to a conversion notice, $28,000 in principal and $1,442 in interest was converted at $30 per share into 1,055 shares of common stock.

On March 21, 2018, pursuant to a conversion notice, $50,000 in principal and $2,089 in interest was converted at $25 per share into 1,929 shares of common stock.

On March 26, 2018, pursuant to a conversion notice, $27,000 in principal and $1,450 in interest was converted at $30 per share into 1,009 shares of common stock.

On April 2, 2018, pursuant to a conversion notice, $50,000 in principal and $2,916 in interest was converted at $30 per share into 1,825 shares of common stock.

On April 3, 2018, pursuant to a conversion notice, $25,000 in principal and $1,386 in interest was converted at $30 per share into 1,013 shares of common stock.

On April 5, 2018, pursuant to a conversion notice, $50,000 in principal and $2,256 in interest was converted at $25 per share into 2,177 shares of common stock.

On April 11, 2018, pursuant to a conversion notice, $20,000 in principal and $929 in interest was converted at $20 per share into 1,163 shares of common stock.

On April 12, 2018, pursuant to a conversion notice, $30,000 in principal and $1,289 in interest was converted at $20 per share into 1,682 shares of common stock.

On April 18, 2018, pursuant to a conversion notice, $50,000 in principal and $3,750 in interest was converted at $15 per share into 3,120 shares of common stock.

On April 26, 2018, pursuant to a conversion notice, $35,000 in principal and $3,259 in interest was converted at $20 per share into 2,125 shares of common stock

On April 30, 2018, pursuant to a conversion notice, $25,000 in principal and $526 in interest was converted at $20 per share into 1,372 shares of common stock.

On May 14, 2018, pursuant to a conversion notice, $30,000 in principal and $723 in interest was converted at $20 per share into 1,537 shares of common stock.

On May 15, 2018, pursuant to a conversion notice, $20,000 in principal and $2,000 in interest was converted at $20 per share into 1,055 shares of common stock.

On May 18, 2018, pursuant to a conversion notice, $33,500 in principal and $3,283 in interest was converted at $20 per share into 1,916 shares of common stock.

On June 7, 2018, pursuant to a conversion notice, $33,000 in principal and $3,381 in interest was converted at $15 per share into 2,091 shares of common stock.

On June 8, 2018, pursuant to a conversion notice, $35,000 in principal and $1,035 in interest was converted at $20 per share into 2,004 shares of common stock.

On June 15, 2018, pursuant to a conversion notice, $32,000 in principal and $3,335 in interest was converted at $15 per share into 2,031 shares of common stock.

On June 20, 2018, pursuant to a conversion notice, $35,000 in principal and $3,687 in interest was converted at $15 per share into 2,223 shares of common stock.

On June 21, 2018, pursuant to a conversion notice, $35,000 in principal and $1,135 in interest was converted at $20 per share into 2,006 shares of common stock.

On June 23, 2018, pursuant to a conversion notice, $20,000 in principal and $2,098 in interest was converted at $15 per share into 1,408 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

Fiscal 2019:

On July 2, 2018, pursuant to a conversion notice, $35,000 in principal and $2,808 in interest was converted at $14.97 per share into 2,526 shares of common stock.

On July 6, 2018, pursuant to a conversion notice, $40,000 in principal and $4,570 in interest was converted at $13.80 per share into 3,230 shares of common stock.

On July 10, 2018, pursuant to a conversion notice, $25,000 in principal and $2,050 in interest was converted at $13.20 per share into 2,049 shares of common stock.

On July 10, 2018, pursuant to a conversion notice, $35,000 in principal and $1,281 in interest was converted at $13.64 per share into 2,660 shares of common stock.

On July 13, 2018, pursuant to a conversion notice, $30,000 in principal and $2,480 in interest was converted at $10.26 per share into 3,166 shares of common stock.

On July 15, 2018, pursuant to a conversion notice, $30,000 in principal and $3,484 in interest was converted at $10.80 per share into 3,100 shares of common stock.

On July 17, 2018, pursuant to a conversion notice, $20,000 in principal and $1,671 in interest was converted at $9.60 per share into 2,257 shares of common stock.

On July 22, 2018, pursuant to a conversion notice, $30,000 in principal and $3,529 in interest was converted at $8.15 per share into 4,114 shares of common stock.

On July 23, 2018, pursuant to a conversion notice, $30,000 in principal and $1,959 in interest was converted at $9.30 per share into 3,437 shares of common stock.

On July 24, 2018, pursuant to a conversion notice, $30,000 in principal and 2,553 in interest was converted at $7.50 per share into 4,340 shares of common stock.

On July 25, 2018, pursuant to a conversion notice, $20,000 in principal and NIL in interest was converted at $8.99 per share into 2,225 shares of common stock.

On July 26, 2018, pursuant to a conversion notice, $20,000 in principal and NIL in interest was converted at 7.85 per share into 2,548 shares of common stock.

On July 30, 2018, pursuant to a conversion notice, $20,000 in principal and NIL in interest was converted at $7.20 per share into 2,778 shares of common stock.

On July 31, 2018, pursuant to a conversion notice, $20,000 in principal and $1,733 in interest was converted at $5.85 per share into 3,715 shares of common stock.

On July 31, 2018, pursuant to a conversion notice, $15,000 in principal and NIL in interest was converted at $7.20 per share into 2,083 shares of common stock.

On August 2, 2018, pursuant to a conversion notice, $20,000 in principal and $1,742 in interest was converted at $5.13 per share into 4,238 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

On August 2, 2018, pursuant to a conversion notice, $15,000 in principal and NIL in interest was converted at $5.95 per share into 2,521 shares of common stock.

On August 3, 2018, pursuant to a conversion notice, $10,000 in principal and $873 in interest was converted at $4.59 per share into 2,369 shares of common stock.

On August 3, 2018, pursuant to a conversion notice, $25,000 in principal and $1,693 in interest was converted at $5.30 per share into 5,035 shares of common stock.

On August 7, 2018, pursuant to a conversion notice, $20,000 in principal and NIL in interest was converted at $4.60 per share into 4,348 shares of common stock.

On August 8, 2018, pursuant to a conversion notice, $15,000 in principal and $1,871 in interest was converted at $3.90 per share into 4,326 shares of common stock.

On August 8, 2018, pursuant to a conversion notice, $18,000 in principal and $2,195 in interest was converted at $2.80 per share into 7,225 shares of common stock.

On August 13, 2018, pursuant to a conversion notice, $15,000 in principal and $1,343 in interest was converted at $2.85 per share into 5,735 shares of common stock.

On August 13, 2018, pursuant to a conversion notice, $15,000 in principal and $1,049 in interest was converted at $2.95 per share into 5,449 shares of common stock.

On August 13, 2018, pursuant to a conversion notice, $20,000 in principal and NIL in interest was converted at $3.20 per share into 6,250 shares of common stock.

On August 20, 2018, pursuant to a conversion notice, $10,000 in principal and $647 in interest was converted at $1.59 per share into 6,696 shares of common stock.

On August 20, 2018, pursuant to a conversion notice, $12,430 in principal and NIL in interest was converted at $1.90 per share into 6,542 shares of common stock.

On August 22, 2018, pursuant to a conversion notice, $14,000 in principal and $1,006 in interest was converted at $1.64 per share into 9,134 shares of common stock.

On August 22, 2018, pursuant to a conversion notice, $10,570 in principal and $885 in interest was converted at $1.75 per share into 6,546 shares of common stock.

On August 24, 2018, pursuant to a conversion notice, $10,000 in principal and $656 in interest was converted at $1.38 per share into 7,721 shares of common stock.

On August 27, 2018, pursuant to a conversion notice, NIL in principal and $5,235 in interest was converted at $1.48 per share into 3,537 shares of common stock.

On August 28, 2018, pursuant to a conversion notice, $8,500 in principal and $565 in interest was converted at $1.17 per share into 7,748 shares of common stock.

On August 28, 2018, pursuant to a conversion notice, $10,250 in principal and $750 in interest was converted at $1.21 per share into 9,099 shares of common stock.

On August 29, 2018, pursuant to a conversion notice, $8,450 in principal and $563 in interest was converted at $1.17 per share into 7,704 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

On August 31, 2018, pursuant to a conversion notice, $9,000 in principal and $1,159 in interest was converted at $1.28 per share into 7,946 shares of common stock.

On September 4, 2018, pursuant to a conversion notice, $3,000 in principal and $237 in interest was converted at $1.17 per share into 2,766 shares of common stock.

On September 5, 2018, pursuant to a conversion notice, $3,000 in principal and $237 in interest was converted at $1.17 per share into 2,767 shares of common stock.

On September 6, 2018, pursuant to a conversion notice, $28,750 in principal and NIL in interest was converted at $1.15 per share into 25,000 shares of common stock.

On September 6, 2018, pursuant to a conversion notice, $7,250 in principal and $545 in interest was converted at $1.21 per share into 6,448 shares of common stock.

On September 6, 2018, pursuant to a conversion notice, $9,000 in principal and $1,194 in interest was converted at $1.28 per share into 7,973 shares of common stock.

On September 7, 2018, pursuant to a conversion notice, $5,000 in principal and $343 in interest was converted at $1.17 per share into 4,567 shares of common stock.

On September 11, 2018, pursuant to a conversion notice, $28,500 in principal and $2,174 in interest was converted at $7.75 per share into 3,958 shares of common stock.

On September 12, 2018, pursuant to a conversion notice, $25,000 in principal and $3,288 in interest was converted at $6.60 per share into 4,289 shares of common stock.

On September 14, 2018, pursuant to a conversion notice, $50,000 in principal and $4,056 in interest was converted at $13.95 per share into 3,875 shares of common stock.

On September 14, 2018, pursuant to a conversion notice, $131,500 in principal and $5,707 in interest was converted at $14.42 per share into 9,518 shares of common stock.

On September 19, 2018, pursuant to a conversion notice, $28,500 in principal and $1,268 in interest was converted at $17.86 per share into 1,667 shares of common stock.

On September 21, 2018, pursuant to a conversion notice, $30,000 in principal and $2,153 in interest was converted at $17.28 per share into 1,861 shares of common stock.

On September 26, 2018, pursuant to a conversion notice, $128,500 in principal and $9,333 in interest was converted at $16.80 per share into 8,178 shares of common stock.

On September 26, 2018, pursuant to a conversion notice, $106,000 in principal and $2,765 in interest was converted at $17.36 per share into 6,265 shares of common stock.

On September 27, 2018, pursuant to a conversion notice, $75,000 in principal and $4,917 in interest was converted at $16.80 per share into 4,757 shares of common stock.

On October 8, 2018, pursuant to a conversion notice, $125,000 in principal and $8,500 in interest was converted at $16.80 per share into 7,946 shares of common stock.

On October 8, 2018, pursuant to a conversion notice, $65,000 in principal and $6,110 in interest was converted at $16.80 per share into 4,233 shares of common stock.

On October 16, 2018, pursuant to a conversion notice, $106,000 in principal and $4,740 in interest was converted at $21.70 per share into 5,103 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

On October 19, 2018, pursuant to a conversion notice, $50,000 in principal and $6,956 in interest was converted at $21.00 per share into 2,712 shares of common stock.

On October 24, 2018, pursuant to a conversion notice, $100,000 in principal and $14,022 in interest was converted at $20.40 per share into 5,589 shares of common stock.

On October 25, 2018, pursuant to a conversion notice, $85,000 in principal and $820 in interest was converted at $20.74 per share into 4,138 shares of common stock.

On November 5, 2018, pursuant to a conversion notice, $65,000 in principal and $784 in interest was converted at $13.76 per share into 4,782 shares of common stock.

On November 16, 2018, pursuant to a conversion notice, $50,000 in principal and $6,500 in interest was converted at $8.40 per share into 6,726 shares of common stock.

On November 23, 2018, pursuant to a conversion notice, $24,000 in principal and $2,320 in interest was converted at $7.53 per share into 3,495 shares of common stock.

On November 29, 2018, pursuant to a conversion notice, $50,000 in principal and $6,644 in interest was converted at $7.53 per share into 7,523 shares of common stock.

On December 4, 2018, pursuant to a conversion notice, $28,000 in principal and $1,405 in interest was converted at $7.32 per share into 4,017 shares of common stock.

On December 13, 2018, pursuant to a conversion notice, $30,000 in principal and $3,260 in interest was converted at $5.10 per share into 6,522 shares of common stock.

On December 18, 2018, pursuant to a conversion notice, $40,000 in principal and $4,391 in interest was converted at $3.90 per share into 11,382 shares of common stock.

On December 18, 2018, pursuant to a conversion notice, $37,000 in principal and $1,971 in interest was converted at $3.97 per share into 9,829 shares of common stock.

On December 20, 2018, pursuant to a conversion notice, $20,000 in principal and $3,058 in interest was converted at $3.90 per share into 5,912 shares of common stock.

On December 31, 2018, pursuant to a conversion notice, $75,000 in principal and $4,300 in interest was converted at $3.97 per share into 20,000 shares of common stock.

On December 31, 2018, pursuant to a conversion notice, $60,000 in principal and $9,320 in interest was converted at $3.90 per share into 17,774 shares of common stock.

On January 3, 2019, pursuant to a conversion notice, $45,000 in principal and $2,555 in interest was converted at $5.52 per share into 8,614 shares of common stock.

On January 16, 2019, pursuant to a conversion notice, $50,000 in principal and $2,400 in interest was converted at $4.26 per share into 12,300 shares of common stock.

On January 29, 2019, pursuant to a conversion notice, $25,000 in principal and NIL in interest was converted at $4.33 per share into 5,772 shares of common stock.

On January 29, 2019, pursuant to a conversion notice, $55,000 in principal and $2,799 in interest was converted at $4.26 per share into 13,568 shares of common stock.

On January 29, 2019, pursuant to a conversion notice, $40,000 in principal and $2,499 in interest was converted at $4.33 per share into 9,813 shares of common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

On February 8, 2019, pursuant to a conversion notice, $49,990 in principal and $4,466 in interest was converted at $4.53 per share into 12,021 shares of common stock.

On February 19, 2019, pursuant to a conversion notice, $40,000 in principal and $3,671 in interest was converted at $4.26 per share into 10,251 shares of common stock.

On February 26, 2019, pursuant to a conversion notice, $60,000 in principal and $5,600 in interest was converted at $4.20 per share into 15,619 shares of common stock.

On March 7, 2019, pursuant to a conversion notice, $25,000 in principal and NIL in interest was converted at $3.97 per share into 6,305 shares of common stock.

On March 8, 2019, pursuant to a conversion notice, $60,000 in principal and $5,733 in interest was converted at $3.90 per share into 16,855 shares of common stock.

On March 15, 2019, pursuant to a conversion notice, $40,000 in principal and $3,884 in interest was converted at $3.60 per share into 12,190 shares of common stock.

On March 25, 2019, pursuant to a conversion notice, $21,250 in principal and NIL in interest was converted at $3.48 per share into 6,112 shares of common stock.

On March 26, 2019, pursuant to a conversion notice, $35,000 in principal and $3,484 in interest was converted at $3.42 per share into 11,253 shares of common stock.

On April 8, 2019, pursuant to a conversion notice, $25,000 in principal and $2,561 in interest was converted at $3.00 per share into 9,187 shares of common stock.

On April 18, 2019, pursuant to a conversion notice, $30,000 in principal and $3,140 in interest was converted at $2.79 per share into 11,878 shares of common stock.

On April 22, 2019, pursuant to a conversion notice, $26,000 in principal and $1,111 in interest was converted at $2.84 per share into 9,558 shares of common stock.

On May 1, 2019, pursuant to a conversion notice, $24,700 in principal and NIL in interest was converted at $2.44 per share into 10,123 shares of common stock.

On May 6, 2019, pursuant to a conversion notice, $30,000 in principal and $4,220 in interest was converted at $2.40 per share into 14,258 shares of common stock.

On May 17, 2019, pursuant to a conversion notice, $23,700 in principal and $1,143 in interest was converted at $2.20 per share into 11,313 shares of common stock.

On May 24, 2019, pursuant to a conversion notice, $20,000 in principal and $2,893 in interest was converted at $1.80 per share into 12,719 shares of common stock.

On June 16, 2019, pursuant to a conversion notice, $15,000 in principal and $2,240 in interest was converted at $1.98 per share into 8,707 shares of common stock.

On June 26, 2019, pursuant to a conversion notice, NIL in principal and $2,723 in interest was converted at $0.15 per share into 17,855 shares of common stock.

On June 28, 2019, pursuant to a conversion notice, $20,480 in principal and $2,467 in interest was converted at $0.61 per share into 37,348 shares of common stock.

On June 28, 2019, pursuant to a conversion notice, $20,480 in principal and $1,176 in interest was converted at $0.62 per share into 34,669 shares of common stock.

The Company has 6,819 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at June 30, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

Options

On April 14, 2016 (“Grant Date”), the board of directors of the Company, approved a grant of 572 stock options at an exercise price of $3,750 (market value of the Company’s stock on the Grant Date), to each of the Company’s CEO and a non-executive director. 191 of such stock options vested on the Grant Date and expire on April 14, 2021, 191 of such stock options vested on April 14, 2017 (first anniversary of the Grant Date) and expire on April 14, 2021 and 191 of such stock options vested on April 14, 2018 (second anniversary of the Grant Date) and expire on April 14, 2021. The fair value of each grant of the 572 options at Grant Date was $1,962,440 (aggregate total of $3,924,880).

The Company expensed $516,148 for these stock option grants during the years ended June 30, 2018. As of June 30, 2018, these options are fully expensed.

On the Effective Date, the Company’s board of directors approved and adopted the Company’s 2019 Equity Incentive Plan (the “2019 Plan”), which reserves a total of 234,000 shares of the Company’s common stock for issuance under the 2019 Plan. Incentive awards authorized under the 2019 Plan include, but are not limited to, incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units.

Pursuant to employment agreements dated in May 2019 (see Note 10), the Company granted options to purchase 39,000 and 19,500 shares of the Company’s common stock to the Company’s Chief Executive Officer and Chief Scientific Officer, respectively. The total 58,500 options have a term of 10 years from the date of grant and exercise price ranging from $4.25 to $4.675 per share. 1/3rd of these options shall vest every successive one-year anniversary, provided, that on each such vesting date, the Chief Executive Officer and Chief Scientific Officer are employed by the Company and subject to the other provisions of the employment agreement. The 58,500 stock options were valued using a Black-Scholes model with the following assumptions: stock price at valuation date of $4.25 based on quoted trading price on date of grant, exercise price of $4.65, dividend yield of zero, years to maturity of 10.00, a risk free rate of 2.42%, and expected volatility 268% for a total value of $248,620.

During the year ended June 30, 2019, the Company recognized stock-based compensation of $10,360 related to vested stock options. There was $238,261 of unvested stock options expense as of June 30, 2019 that will be recognized in future periods.

A summary of the Company’s option activity during the years ended June 30, 2019 and 2018 is presented below:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at June 30, 2017	1,144	$3,750
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2018	1,144	$3,750
Issued	58,500	$4.53
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2019	59,644	$76.37

Exercisable at June 30, 2019	1,144	$3,750
Outstanding and Exercisable:

Weighted average remaining contractual term	9.72
Weighted average fair value of options granted during the period	$4.25
Aggregate intrinsic value	$85,800

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2019	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at June 30, 2019	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.25-4.68	58,500	9.88 Years	$4.53	$85,800	-	$-	$-
$3,750.00	1,144	1.79 Years	3,750.00	-	1,144	3,750.00	-
	59,644	9.72 Years	$76.37	$85,800	1,144	$3,750.00	$-

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

Warrants

On August 29, 2018, the Company received payment of $39 AUD for the exercise of a warrant for 24 shares of the Company’s common stock and issued such shares as a result of the exercise.

On December 2, 2018, a total of 208 warrants expired.

No warrants were issued during the year ended June 30, 2019.

As of June 30, 2019, there were 59 warrants outstanding and exercisable with expiration dates commencing May 2020 and continuing through November 2020, with a weighted average exercise price per share of $4,765.

The following table summarizes warrant activity for the years ended June 30, 2019 and 2018:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at June 30, 2017	299	$5,625
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	(8)	-
Outstanding at June 30, 2018	291	$5,555
Issued	-	-
Exercised	(24)	-
Forfeited	-	-
Expired	(208)	-
Outstanding at June 30, 2019	59	$4,765

Exercisable at June 30, 2019	59	$4,765
Outstanding and Exercisable:

Weighted average remaining contractual term	0.50
Aggregate intrinsic value	$-

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

A complaint against us, dated September 26, 2019, has been filed by Foley Shechter Ablovatskiy (“Foley Shechter”), our former counsel, seeking $150,000 for legal fees, among other fees. The Company believes these claims to be unfounded and the Company is continuing to vigorously defend itself against this lawsuit and is preparing to file an answer with the Supreme Court of the State of New York County of New York, together with counterclaims against the plaintiff, including, without limitation, malpractice claims, arising out of Foley Shechter’s grossly negligent mishandling of the matter and excessive billing. Certain amounts related to this claim are included in accounts payable and accrued expenses in the accompanying Financial Statements.

We have received a demand letter, dated October 10, 2019, from Regal Consulting, LLC (“Regal”), our former consultant. Notwithstanding the termination of our agreement with Regal, Regal is demanding approximately $400,000 and 60,000 shares of our common stock as payment for services that Regal purports to have performed, even though no timely invoices were sent and no descriptions of the services were ever provided. The Company is continuing to vigorously defend itself against Regal’s unsubstantiated claims and no loss contingency can be estimated at this time.

In addition to the above, from time to time, we may be involved in litigation in the ordinary course of business. Other than as set forth above, we are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. Other than as set forth above, to our knowledge, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or any of our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Operating Leases

On May 4, 2016, the Company entered into a new five-year operating lease agreement with a Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO and a director, and his wife are owners and directors, with monthly rent of $3,300 AUD or $2,325 USD, inclusive of GST (See Note 10 – Related Party Transactions).

Future minimum operating lease commitments consisted of the following at June 30, 2019:

Fiscal Year Ended June 30,	Amount (USD)
2020	$27,756
2021	$25,443

Rent expense for the fiscal year ended June 30, 2019 and 2018 was $28,062 and $30,521, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

Amatsigroup Agreement

The Company entered into a Manufacturing Services Agreement (the “MSA”) and Quality Assurance Agreement (the “QAA”), each with an effective date of August 12, 2016, with Amatsigroup NV (“Amatsigroup”), formerly known as Q-Biologicals, NV, a contract manufacturing organization located in Belgium. Pursuant to the MSA, Amatsigroup produces certain drug substances and products containing certain enzymes for the Company at its facility in Belgium. The Company uses these substances and products for development purposes, including but not limited to future clinical trials. The MSA contemplates payment to Amatsigroup pursuant to a pre-determined fee schedule based on the completion of certain milestones that depend on our manufacturing requirements and final batch yield. The Company anticipates that its payments to Amatsigroup under the MSA will range between $2.5 million and $5.0 million over three years, when the finished drug product is manufactured and released for clinical trials. The Company has spent a total of $1,689,146 of costs to date under this contract of which $1,639,192 was expensed in prior years and $49,854 was expensed in the year ended June 30, 2019. The MSA shall continue for a term of three years unless extended by mutual agreement in writing. The Company can terminate the MSA early for any reason upon the required notice period, however, in such event, the pre-payment paid upon signing the MSA is considered non-refundable. Each party to the MSA shall have the right to terminate the MSA by written notice to the other party if the other party commits a material breach of the MSA (subject to a 30-day cure period). The QAA sets forth the parties’ respective obligations and responsibilities relating to the manufacturing and testing of the products under the MSA. The agreements with Amatsigroup contain certain customary representations, warranties and limitations of liabilities, and confidentiality and indemnity obligations.

Investment Banking Agreements

On February 23, 2018, the Company entered into an agreement with an effective date of February 14, 2018 with a certain investment bank, pursuant to which the Company retained the investment bank as its placement agent. As of December 31, 2018, no funds have been raised pursuant to this agreement and the agreement expired on its terms.

On February 4, 2019, the Company entered into an agreement with a certain investment bank (the “Investment Bank”), pursuant to which the Company retained the Investment Bank as its exclusive placement agent through May 31, 2019. In the event of the closing of an offering during such period (or the tail period after, if applicable) the Investment Bank would receive a percentage of the proceeds in cash and a percentage of the shares of common stock issued by the Company in the offering as warrants. As of June 30, 2019, no funds have been raised pursuant to this agreement.

Collaboration Agreement

On September 13, 2018, the Company entered into a two-year collaboration agreement with the University of Jaén (the “University”) to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the University approximately 52,000 Euros ($59,508 USD) in year one and a maximum of 40,000 Euros ($45,775 USD) in year two. Additionally, in exchange for full ownership of the intellectual property the Company agreed to pay royalties of 2% of net revenues to the University.

NOTE 10 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors. These transactions have included the following:

As of June 30, 2019 and 2018, the Company owed a current and a former director a total of $51,867 and $54,753, respectively, for money loaned to the Company throughout the years. The total loans balance owed at June 30, 2019 and 2018 is not interest bearing (See Note 5 – Loans and Notes Payable).

As of June 30 2019, and 2018, the Company owed its former director a total of $31,164 and $32,898, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 4 – Due to Former Director – Related Party).

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease has a five-year term and provides for annual rental payments of $39,600 AUD or $28,325 USD, which includes $3,600 AUD or $2,575 USD of goods and service tax for total payments of $198,000 AUD or $141,629 USD during the term of the lease. As of June 30, 2019, total payments of $75,900 AUD or $54,291 USD remain on the lease.

The Company and Mr. Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement was scheduled to expire on February 25, 2019; however, the term of the Nathanielsz Employment Agreement automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of its intent not to renew. The Nathanielsz Employment Agreement continues in effect as of June 30, 2019. Also see Note 13 – Subsequent Events. The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually or $214,590 USD) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion. Pursuant to the Nathanielsz Employment Agreement, Mr. Nathanielsz is entitled to an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Company’s board of directors based upon the performance of the Company. On March 16, 2018, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $300,000 AUD ($211,380 USD) to $400,000 AUD ($286,120 USD), effective February 2018.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive part-time employee of the Company since October 2015. Effective February 1, 2018, Mrs. Nathanielsz receives an annual salary of $75,000 AUD ($53,648 USD) and is entitled to customary benefits.

Pursuant to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the fiscal year ended June 30, 2019, a total of $53,772 AUD ($38,463 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance.

Pursuant to the approval of the Company’s board of directors, on March 16, 2018, Mr. Nathanielsz was granted a $300,000 AUD bonus for accomplishments achieved while serving as the Company’s Chief Executive Officer during the fiscal year ended June 30, 2018. A total of $80,046 AUD in payments were made in the year ended June 30, 2018. During the nine months ended March 31, 2019, an additional $219,954 AUD was paid. Such bonus was fully paid to Mr. Nathanielsz as of June 30, 2019.

Pursuant to the approval of the Company’s board of directors, on May 14, 2019, Mr. Nathanielsz was granted a $460,000 AUD ($329,038 USD) bonus for accomplishments achieved while serving as the Company’s Chief Executive Officer during the fiscal year ended June 30, 2019 with $200,000 AUD ($143,060 USD) of such bonus payable by the Corporation to the CEO throughout the Corporation’s 2019 fiscal year as the Corporation’s cash resources allow, with the remaining $260,000 AUD ($185,978 USD) of such bonus to be deferred by the CEO until a future date when the Corporation’s cash resources allow for such payment, as agreed to by the CEO. A total of $90,000 AUD ($64,377 USD) in payments were made in the year ended June 30, 2019. During the fiscal year ended June 30, 2019, an additional $219,954 AUD ($157,333) was paid in relation to the bonus awarded to Mr. Nathanielsz on March 16, 2018. Such bonus has now been fully paid to Mr. Nathanielsz.

New Employment and Services Agreements with Management

Amended and Restated Employment Agreement ― On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with James Nathanielsz, the Company’s Chief Executive Officer, Chairman, acting Chief Financial Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD. Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase 39,000 shares of the Company’s common stock (the “Nathanielsz Options”), with an exercise price per share of $4.675 (110% of the closing market price of the Company’s common stock on May 14, 2019 (or $4.25), the date of approval of such grant by the Company’s board of directors), (ii) 39,000 restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and (iii) an additional 39,000 restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan (as defined below) approved by the Company’s board of directors on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. 1/3rd of the Nathanielsz Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Mr. Nathanielsz is employed by the Company and subject to the other provisions of the Employment Agreement. The Initial Nathanielsz RSUs shall vest on the one-year anniversary of the Effective Date, subject to Mr. Nathanielsz’s continued employment with the Company through such vesting date. The Additional Nathanielsz RSUs will vest as follows, subject to Mr. Nathanielsz’s continued employment with the Company through the applicable vesting date: (i) 7,800 of the Additional Nathanielsz RSUs shall vest upon the Company submitting Clinical Trial Application (the “CTA”) for PRP, the Company’s lead product candidate (“PRP”), for a First-In-Human study for PRP (the “Study”) in an applicable jurisdiction to be selected by the Company, (ii) 7,800 of the Additional Nathanielsz RSUs shall vest upon the CTA being approved in an applicable jurisdiction, (iii) 7,800 of the Additional RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iv) 7,800 of the Additional Nathanielsz RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (v) the remaining 7,800 of the Additional Nathanielsz RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested restricted stock unit shall be settled by delivery to Mr. Nathanielsz of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the 2019 Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Employment Agreement), (ii) the date that is ten business days following the vesting of such restricted stock unit, (iii) the date of Mr. Nathanielsz’s death or Disability (as defined in the Employment Agreement), and (iv) Mr. Nathanielsz’s employment being terminated either by the Company without Cause or by Mr. Nathanielsz for Good Reason (each as defined in the Employment Agreement). In the event of a Change of Control, any unvested portion of the Nathanielsz Options and such restricted stock units shall vest immediately prior to such event.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

The 78,000 restricted stock units were valued at the fair value of $4.25 per unit or $331,500 based on the quoted trading price on the date of grant. The 39,000 stock options were valued using a Black-Scholes model with the following assumptions: stock price at valuation date of $4.25 based on quoted trading price on date of grant, exercise price of $4.65, dividend yield of zero, years to maturity of 10.00, a risk free rate of 2.42%, and expected volatility 268% for a total value of $165,747 (see Note 8 – Stockholders’ Deficit).

Amended and Restated Services Agreement ― On the Effective Date, the Company also entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD. In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase 19,500 shares of the Company’s common stock (the “Kenyon Options”), with an exercise price per share of $4.25 (100% of the closing market price of the Company’s common stock on May 14, 2019, the date of approval of such grant by the Company’s board of directors), (ii) 19,500 restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional 19,500 restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan (as defined below) approved by the Company’s board of directors on the Effective Date. The Kenyon Options have a term of 10 years from the date of grant. 1/3rd of the Kenyon Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Dr. Kenyon is employed by the Company and subject to the other provisions of the Services Agreement. The Initial Kenyon RSUs shall vest on the one-year anniversary of the Effective Date, subject to Dr. Kenyon’s continued employment with the Company through such vesting date. The Additional Kenyon RSUs will vest as follows, subject to Dr. Kenyon’s continued employment with the Company through the applicable vesting date: (i) 4,875 of the Additional Kenyon RSUs shall vest upon the Company submitting the CTA for PRP for the Study in an applicable jurisdiction to be selected by the Company, (ii) 4,875 of the Additional Kenyon RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iii) 4,875 of the Additional Kenyon RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (iv) the remaining 4,875 of the Additional Kenyon RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested Kenyon RSU shall be settled by delivery to Mr. Kenyon of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Services Agreement), (ii) the date that is ten business days following the vesting of such Kenyon RSU, (iii) the date of Dr. Kenyon’s death or Disability (as defined in the Services Agreement), and (iv) Dr. Kenyon’s employment being terminated either by the Company without Cause or by Dr. Kenyon for Good Reason (as defined in the Services Agreement). In the event of a Change of Control (as defined in the Services Agreement), 50% of any unvested portion of the Kenyon Options and the Kenyon RSUs shall vest immediately prior to such event.

The 39,000 restricted stock units were valued at the fair value of $4.25 per unit or $165,750 based on the quoted trading price on the date of grant. The 19,500 stock options were valued using a Black-Scholes model with the following assumptions: stock price at valuation date of $4.25 based on quoted trading price on date of grant, exercise price of $4.25, dividend yield of zero, years to maturity of 10.00, a risk free rate of 2.42%, and expected volatility 268% for a total value of $82,873 (see Note 8 – Stockholders’ Deficit).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

NOTE 11 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through June 30, 2019.

The Company currently primarily relies on funding from two convertible debt lenders. Proceeds received in the year from each of the two lenders were $1,577,018 and $951,900, respectively, which represents approximately 55% and 33%, respectively of total proceeds received by the Company during fiscal year 2018.

The Company currently primarily relies on funding from three convertible debt lenders. Proceeds received in the year from each of the three lenders were $621,000, $362,000 and $200,000, respectively, which represents approximately 45%, 26% and 15%, respectively of total proceeds received by the Company during fiscal year 2019.

Receivable Concentration

As of June 30, 2019 and 2018, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

Foreign Operations

As of June 30, 2019 and 2018, the Company’s operations are based in Camberwell, Australia, however the majority of research and development is being conducted in the European Union.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of June 30, 2019, there has been no activity within this entity.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $9,000 and $429,000 of convertible debt, which is treated as derivative instruments outstanding at June 30, 2019 and 2018 respectively. The Company had 0 and 12,000 warrants treated as derivatives at June 30, 2019 and 2018 respectively.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at June 28, 2019, the last trading day of the fiscal year ended June 30, 2019, was $6.00. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at June 30, 2019 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk free rate is based upon rates for treasury securities with the same term.

Warrants

	June 30, 2018	June 30, 2019
Volatility	110%	N/A
Expected remaining term	.25	N/A
Risk-free interest rate	1.93%	N/A
Expected dividend yield	None	N/A

Convertible Debt

	Initial Valuations	June 30, 2018	June 30, 2019
Volatility	320%	191 - 221%	355%
Expected remaining term	1.00	0.56 - 1.1	0.11 - 0.90
Risk-free interest rate	2.32%	2.11 - 2.33%	1.92 - 2.15%
Expected dividend yield	None	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2019:

	Balance at June 30, 2019	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$698,264	$—	$—	$698,264
Total	$698,264	$—	$—	$698,264

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

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

The following is a roll forward for the years ended June 30, 2019 and 2018 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2017	$881,172
Effects of foreign currency exchange rate changes	38
Reductions due to conversions	(861,695)
Reductions due to repayment of debt	(199,339)
Initial fair value of embedded conversion option derivative liability recorded as debt discount	543,744
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of embedded conversion option	313,694
Change in fair value included in statements of operations	(306,082)
Balance at June 30, 2018	371,532
Reductions due to repayment of debt	(936,650)
Reduction due to conversions	(1,388,764)
Initial fair value of embedded conversion option derivative liability recorded as debt discount	180,000
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of embedded conversion option	382,944
Change in fair value included in statements of operations	2,089,202
Balance at June 30, 2019	$698,264

NOTE 13 – SUBSEQUENT EVENTS

On July 19, 2019, pursuant to a consulting agreement 20,000 shares of common stock were issued to the contractor as compensation for services rendered.

Note Conversions

On July 10, 2019, pursuant to a conversion notice, $16,500 in principal and $2,031 in interest was converted at $0.91 per share into 20,454 shares of common stock.

On August 8, 2019, pursuant to a conversion notice, $21,000 in principal and $2,720.67 in interest was converted at $0.798 per share into 29,725 shares of common stock.

On August 8, 2019, pursuant to a conversion notice, $28,000 in principal and $1,859.51 in interest was converted at $0.8113 per share into 36,804 shares of common stock.

On September 4, 2019, pursuant to a conversion notice, $20,000 in principal and $2,711 in interest was converted at $0.63 per share into 36,049 shares of common stock.

On September 9, 2019, pursuant to a conversion notice, $7,820 in principal and $574 in interest was converted at $0.63 per share into 13,360 shares of common stock.

On September 18, 2019, pursuant to a conversion notice, $18,000 in principal and $2,496 in interest was converted at $0.45 per share into 45,547 shares of common stock.

July 3, 2019 Securities Purchase Agreement - Power Up Lending

Effective July 3, 2019, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), pursuant to which Power Up purchased a convertible promissory note (the “July 2019 Power Up Note”) from the Company in the aggregate principal amount of $78,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Power Up. The transaction closed on July 3, 2019 and the Company received payment on July 8, 2019 in the amount of $78,000, of which $2,500 was paid directly toward legal fees and $500 to Power Up for due diligence fees resulting in net cash proceeds of $75,000.

The maturity date of the July 2019 Power Up Note is July 3, 2020. The July 2019, Power Up Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of the Company’s common stock, but shall not be payable until the July 2019 Power Up Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

Additionally, Power Up has the option to convert all or any amount of the principal face amount of the July 2019 Power Up Note, starting on December 30, 2019 and ending on the later of the maturity date and the date the Default Amount, which is an amount equal to 150% of an amount equal to the then outstanding principal amount of the July 2019 Power Up Note plus any interest accrued, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

The conversion price for the July 2019 Power Up Note shall be $3.25, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $5.00, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $3.25. In the event Market Price is less than $5.00, the conversion price shall be the Variable Conversion Price. As defined in the July 2019 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

July 30, 2019 Securities Purchase Agreement - Odyssey Capital Funding LLC

Effective July 30, 2019, the Company entered into a securities purchase agreement with Odyssey Capital Funding LLC,. (“Odyssey”), pursuant to which Odyssey purchased a convertible promissory note (the “July 2019 Odyssey Note”) from the Company in the aggregate principal amount of $320,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Odyssey. The July 2019 Odyssey Note contains an original discount of $25,000. The transaction closed on July 30, 2019 and the Company received payment on August 1, 2019 in the amount of $295,000, of which $10,000 was paid directly toward legal fees, resulting in net cash proceeds of $285,000.

The maturity date of the July 2019 Odyssey Note is July 30, 2020. The July 2019 Odyssey Note bears interest at a rate of 10% per annum, which interest may be paid by the Company to Odyssey in shares of the Company’s common stock, but shall not be payable until the July 2019 Odyssey Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

Additionally, Odyssey has the option to convert all or any amount of the principal face amount of the July 2019 Odyssey Note, starting on January 31, 2020 and ending on the later of the maturity date and the date the Default Amount, which is an amount equal to 120% of an amount equal to the then outstanding principal amount of the July 2019 Odyssey Note plus any interest accrued from July 30, 2019 at the default interest rate of 24% per annum, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the July 2019 Odyssey Note shall be equal to 65% of the lowest closing bid price of the Common Stock as reported on the OTC Markets on which the Company’s shares are then traded or any exchange upon which the Common Stock may be traded in the future, for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.

Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by the Holder to the Company).

August 30, 2019 Securities Purchase Agreement – Auctus Fund, LLC

Effective August 30, 2019, the Company entered into a securities purchase agreement with Auctus Fund, LLC (“Auctus”), pursuant to which Auctus purchased a convertible promissory note (the “August 2019 Auctus Note”) from the Company in the aggregate principal amount of $550,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Auctus. The transaction closed on August 30, 2019 and the Company received payment on September 4, 2019 in the amount of $550,000, of which $5,000 was paid directly toward legal fees and $40,000 to Auctus for due diligence fees resulting in net cash proceeds of $505,000.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

The maturity date of the August 2019 Auctus Note is August 30, 2020. The August 2019 Auctus Note bears interest at a rate of 10% per annum, which interest may be paid by the Company to Auctus in shares of the Company’s common stock, but shall not be payable until the August 2019 Auctus Note becomes payable, whether at the maturity date or upon acceleration or by prepayment. The August 2019 Auctus Note may not be prepaid without the written consent of Auctus. Any amount of principal or interest which is not paid when due shall bear interest at the rate of 24% per annum.

Additionally, Auctus has the option to convert all or any amount of the principal face amount of the August 2019 Auctus Note, at any time following the issue date and ending on the later of the maturity date and the date the Default Amount, which is an amount equal to 125% of an amount equal to the then outstanding principal amount of the August 2019 Auctus Note (but not less than $15,000) plus any interest accrued from August 30, 2019 at the default interest rate of 24% per annum, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the August 2019 Auctus Note shall be the Variable Conversion Price, being 60% of the Market Price. Notwithstanding the foregoing, Auctus shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Auctus and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

In connection with the issuance of the August 2019 Auctus Note, the Company issued common stock purchase warrants to Auctus to purchase 450,000 shares of the Company’s common stock (the “First Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such First Warrant at an “Exercise Price” of $2.25. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 300,000 shares of the Company’s common stock (the “Second Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Second Warrant at an “Exercise Price” of $3.33. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 225,000 shares of the Company’s common stock (the “Third Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Third Warrant at an “Exercise Price” of $4.50. The First Warrant, Second Warrant, and Third Warrant shall collectively be referred as the “Warrants”. The Warrants have an “Exercise Period” of five years form the date of issuance being August 30, 2019.

October 1, 2019 Securities Purchase Agreement – GW Holdings Group, LLC

Effective October 1, 2019, the Company entered into a securities purchase agreement with GW Holdings Group, LLC. (“GW Holdings”), pursuant to which GW Holdings purchased a convertible promissory note (the “October 2019 GW Holdings Note”) from the Company in the aggregate principal amount of $131,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GW Holdings. The transaction closed on October 1, 2019 and the Company received payment on October 3, 2019 in the amount of $131,000, of which $6,000 was paid directly toward legal fees resulting in net cash proceeds of $125,000.

The maturity date of the October 2019 GW Holdings is October 1, 2020. The October 2019 GW Holdings Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to GW Holdings in shares of the Company’s common stock, but shall not be payable until the October 2019 GW Holdings Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

Additionally, GW Holdings has the option to convert all or any amount of the principal face amount of the October 2019 GW Holdings Note at any time from the date of issuance and ending on the later of the maturity date and the date the Default Amount, which is an amount between 110% and 150% of an amount equal to the then outstanding principal amount of the October 2019 GW Holdings Note plus any interest accrued, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the October 2019 GW Holdings Note shall be equal to a 40% discount of the lowest closing bid price (“Lowest Trading Price”) of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion, including the day upon which a Notice of Conversion is received. Notwithstanding the foregoing, GW Holdings shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by GW Holdings and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock which may be increased up to 9.99% upon 60 days prior written notice by the GW Holdings to the Company.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019 and 2018

October 3, 2019 Securities Purchase Agreement – Crown Bridge Partners, LLC

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC. (“Crown Bridge”), pursuant to which Crown Bridge purchased a convertible promissory note (the “October 2019 Crown Bridge Note”) from the Company in the aggregate principal amount of $108,000, with an original issue discount of $5,000; such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Crown Bridge. The transaction closed on October 3, 2019 and the Company received payment on October 8, 2019 in the amount of $103,000, of which $3,000 was paid directly toward legal fees resulting in net cash proceeds of $100,000.

The maturity date of the October 2019 Crown Bridge is October 3, 2020. The October 2019 Crown Bridge Note bears interest at a rate of 10% per annum, which interest may be paid by the Company to Crown Bridge in shares of the Company’s common stock, but shall not be payable until the October 2019 Crown Bridge Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

Additionally, Crown Bridge has the option to convert all or any amount of the principal face amount of the October 2019 Crown Bridge Note at any time from the date of issuance and ending on the later of the maturity date and the date the Default Amount, which is an amount of 140% of an amount equal to the then outstanding principal amount of the October 2019 Crown Bridge Note plus any interest accrued, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the October 2019 Crown Bridge Note shall be equal to a 40% discount of the lowest closing bid price (“Lowest Trading Price”) of the Common Stock for the ten trading days immediately prior to the Conversion Date in accordance with the Notice of Conversion. Notwithstanding the foregoing, Crown Bridge shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Crown Bridge and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock which may be increased up to 9.99% upon 60 days prior written notice by the Crown Bridge to the Company.

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

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, James Nathanielsz, of the effectiveness of our internal controls over financial reporting as of June 30, 2019. Based on this assessment, management believes that, as of June 30, 2019, we did not maintain effective internal control over financial reporting based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 due to certain material weaknesses in its internal controls. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the lack of administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting. As noted above, management has undertaken efforts to mitigate this by intending to hire a new employee on at least a part-time basis who will be solely tasked with financial reporting duties, subject to receiving sufficient financing. There is no guarantee, however, that we will be able to implement this new hire during the course of the current fiscal year or that this by itself will markedly improve our internal control over financial reporting.

Material Weaknesses and Corrective Actions

In connection with the audits of our financial statements for the fiscal years ended June 30, 2019 and 2018, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2019:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 9B. Other Information.

The Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) whereby an investor (the “Investor”) purchased from the Company, for a purchase price of $103,000 (the “Purchase Price”), of which $100,000 was paid to the Company (reflecting payment of legal fees of $3,000 and an original issuance discount of $5,000), a Convertible Promissory Note, in the principal amount of $108,000 (the “Note”). The Purchase Price was funded on October 8, 2019. The Securities Purchase Agreement contains such representations, warranties and covenants as are typical for a transaction of this nature.

The Note is due and payable on October 3, 2020 (the “Maturity Date”) and entitles the holder to 8% interest per annum (the “Interest Rate”). The Note may be converted into shares of the Company’s common stock equal to 40% discount of the lowest closing bid price of the Common Stock, for the ten trading days immediately prior to the delivery of a notice of conversion; provided, however, such conversion shall not be effected to the extent that the Investor together with any of its affiliates would beneficially own in excess of 4.99%, which may be increased up to 9.99% upon 60 days’ prior written notice by the Investor to the Company. In the event of a default, without demand, presentment or notice, the Note shall become immediately due and payable.

The foregoing provides only brief descriptions of the material terms of the Securities Purchase Agreement and the Note, and does not purport to be a complete description of the rights and obligations of the parties thereunder, and such descriptions are qualified in their entirety by reference to the full text of the forms of Securities Purchase Agreement and the Note, respectively, filed as exhibits 10.56 and 4.55, respectively, to this Annual Report on Form 10-K, and are incorporated herein by reference.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our current executive officers and directors as of October 2, 2019:

Name	Age	Position
James Nathanielsz	45	Chief Executive Officer, Acting Chairman, Treasurer and Director
Dr. Julian Kenyon	72	Director
Carlo Campiciano	65	Chief Financial Officer and Secretary

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

Carlo Campiciano ― Mr. Campiciano, age 64, is qualified as a chartered accountant and has extensive experience working with business on a wide range of areas including taxation, finance, operations, planning, operational and financial strategy. Prior to his appointment as the Company’s Chief Financial Officer and Secretary, Mr. Campiciano served as the Chief Financial Officer of MedAdvisor International Pty Ltd. from July 2012 until December 2016, where he was part of the foundation team that launched MedAdvisor in 2012 and since its launch has been key in raising several rounds of capital as well the company’s listing on the ASX in December 2015. As part of MedAdvisor’s executive team, Mr. Campiciano was instrumental in the strategic and operational development of the company’s business, which included overseeing the expansion of its operations to be a market leader in Australia, as well as establishing the business in the USA and Asia. Mr. Campiciano also served as Chief Financial Officer for TGA Unlimited Pty Ltd., a start-up business which he helped grow from annual revenues of $2 million to over $40 million. Mr. Campiciano has also run his own private accounting practice for over 30 years and has spent 12 years lecturing in venture finance in the Master of Entrepreneurship and Innovation program at the Swinburne Graduate School of Entrepreneurship (Melbourne, Australia). Mr. Campiciano commenced his career at Coopers & Lybrand (currently PricewaterhouseCoopers). Mr. Campiciano has a Masters of Entrepreneurship and Innovation from Swinburne University of Technology (Melbourne, Australia), Graduate Diploma in Computing from Monash University Caulfield (formerly Caulfield Institute of Technology) (Melbourne, Australia) and Bachelor of Business (Accounting) from RMIT University (Melbourne, Australia) and Certificate in Corporate Governance from the Governance Institute of Australia. Mr. Campiciano is a member of the Institute of Public Accountants of Australia and has received his US GAAP certification.

In connection with his appointment, Propanc PTY entered into an employment agreement with Mr. Campiciano, the terms of which are summarized below. There is no arrangement or understanding between Mr. Campiciano and any other persons pursuant to which Mr. Campiciano was appointed to his positions. There are no family relationships between Mr. Campiciano and any of the Company’s officers or directors. Other than as described below and herein, there are no other transactions to which the Company or any of its subsidiaries is a party in which Mr. Campiciano has a material interest subject to disclosure under Item 404(a) of Regulation S-K. Prior to his appointment, Mr. Campiciano has been providing various finance and accounting services to the Company since its inception. The Company also entered into a standard form of Indemnification Agreement with Mr. Campiciano in connection with his appointment.

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

As of June 30, 2019, the members of our Scientific Advisory Board were:

●	Professor John Smyth;

●	Professor Klaus Kutz (also serving as our acting Chief Medical Officer);

●	Dr. Joseph Chalil;

●	Dr. Macarena Perán;

●	Dr. Juan Antonio Marchal Corrales;

●	Dr. Maria Garcia; and

●	Dr. Ralf Brandt.

Each of the members of our Scientific Advisory Board acts as an independent consultant and is compensated on an hourly basis for his or her services. There is presently no stock based compensation for their services. In addition, we may have relationships with entities with which the members may be associated.

Professor Kutz is also acting as Chief Medical Officer for Propanc in a non-executive capacity. His compensation continues to be based on an hourly rate as per his Advisory Board Agreement. Propanc intends to appoint Professor Kutz as Chief Medical Officer of Propanc in a full-time executive officer capacity at a time that is mutually agreed upon between both parties.

Professor John Smyth ― John Smyth has, for over 25 years, served as Chair of Medical Oncology in the University of Edinburgh Medical School, where his major research interest is the development and evaluation of new anti-cancer drugs. He has published over 300 papers and is Editor-in-Chief of the European Journal of Cancer. He served for several years on the UK Committee on Safety of Medicines, currently Chair’s the Expert Advisory Group for Oncology &Hematology for the Commission on Human Medicines and serves on the Expert Oncology Advisory Group to the European Drug Licensing Board. He is a fellow of the Royal College of Physicians of Edinburgh and London, and fellow of the Royal Society of Edinburgh. He is a past-president of the European Society of Medical Oncology and from 2005 to 2007 was President of the Federation of European Cancer Societies.

Professor Klaus Kutz ― Professor Kutz has over 20 years of experience as an independent consultant in Clinical Pharmacology and Safety for pharmaceutical companies and clinical research organizations. His specialty over the last six years is Oncology, including preparation of multiple NDAs and INDs for small and medium sized pharmaceutical companies. He has prepared, organized and reported clinical Phase I studies in oncology and Phase II studies in different cancer indications (prostate, gastric, ovarian, small cell lung cancer) and Non-Hodgkin Lymphomas. Professor Kutz has more than 13 years of experience as Head of Clinical Pharmacology with world-wide responsibilities for Phase I and Clinical Pharmacokinetics in two internationally operating pharmaceutical companies, setting up and restructuring international Clinical Pharmacology departments. His achievements include the successful world-wide registration of multiple important Sandoz’ compounds by preparation of multiple NDAs (New Drug Applications) and Expert reports (including Written Summary), as well as the preparation of multiple INDs (Investigational New Drug Applications) for Sandoz Pharma Ltd and Sanofi Research. He is a specialist for Internal Medicine, Gastroenterology, and Clinical Pharmacology and he is also Professor of Medicine at the University of Bonn, Germany.

Dr. Joseph Chalil ― Dr. Chalil is a Physician and Executive at Boehringer Ingelheim, the world’s largest privately held pharmaceutical company. Headquartered in Ingelheim, Germany, Boehringer Ingelheim operates globally with 146 affiliates and a more than 47,700 employees. In 2014, Boehringer Ingelheim achieved net sales of about 13.3 billion Euros. Research and development expenditure corresponds to 19.9 percent of its net sales. In addition to his responsibilities at Boehringer Ingelheim, Dr. Chalil is the Chairman of Global Clinical Research and Trial Network of the American Association of Physicians of Indian Origin (AAPI) and has served as Scientific Advisor to AAPI for the past five years. AAPI is the second largest physician organization in the U.S. second only to AMA, and the largest ethnic medical organization in the country. A veteran of the United States Navy Medical Corps, Dr. Chalil is also board certified in healthcare management, and has been awarded Fellowship by the American College of Healthcare Executives, an international professional society of more than 40,000 healthcare executives who lead hospitals, healthcare systems and other healthcare organizations. Dr. Chalil is an expert in U.S. Healthcare policy and a strong advocate for patient centered care and has also served as an advisor to various national political campaigns on healthcare issues. Dr. Chalil completed his higher studies in University of Medicine and Dentistry of New Jersey, Davenport University, JJM Medical College and Baylor College of Medicine. He has been a Visiting Professor at various Universities and serves on various company Boards.

Dr. Macarena Perán ― Dr. Macarena Perán holds a B.S. in Biology and an M.S. in Biochemistry and Molecular Biology from the University of Málaga, Spain. Dr. Perán moved to the Neuroscience Department at Durham University, UK, where she studied the Cellular Distribution and Immobilisation of GABAA Receptors on the cell membrane and graduated in 2000 with a Ph.D. She moved back to Spain and completed another Ph.D. program in the Faculty of Medicine focused on Changes in the Behavior of Central Nervous Proteins; she completed a second Ph.D. from Granada University. In 2005/2006, she attended Bath University, UK, Prof. David Tosh lab, and changed her research interest to the development of new anti-cancer drugs and cell therapy for regenerative medicine. In 2011, she spent a year as a visiting scientist in the Salk Institute for Biological Studies, California, Prof. Juan Carlos Izpisua-Belmonte lab. Currently, Dr. Perán is Reader in Anatomy at University of Jaén in Spain and is working with the Institute for Regenerative Medicine and Pathobiology (IBIMER).

Dr. Juan Antonio Marchal Corrales ― Dr. Juan Antonio Marchal Corrales is Professor of Anatomy and Embryology at the Faculty of Medicine of University of Granada. He graduated in Medicine and Surgery in 1992, obtaining the degree “summa cum laude”. He defended his doctoral thesis in 1996. Prof. Marchal has worked at three universities in different educational categories and is responsible for the research group “Differentiation, Regeneration and Cancer”. He has participated in 39 research projects of national and international character, being principal investigator in 13 of them. He has a total of 145 publications in journals, of which 125 are listed in the Journal Citation Reports. He has spent time at the University of Sassari (Italy) and as visiting professor. He is inventor of 14 patents, 4 of them licensed. He is a member of the Advisory Board of the International Graduate School of the University of Granada, member of the standing committee of the Scientific Council and coordinator of Area Research in the Biosanitary Institute of Granada (ibs.GRANADA) and member of the Governing Board at the Institute of Pathobiology and Regenerative Medicine (IBIMER). He has recently been named director of the Chair Drs. Galera and Requena of Cancer Stem Cell Research at the University of Granada.

Dr. Maria Garcia ― Dr. Maria Garcia, graduated in Biology from University of Granada (Spain) in 1997, became a Molecular Biologist working in the National Centre of Biotechnology characterizing the mechanism of action of “Protein kinase induced by interferon: PKR”. These studies gave rise to a PhD title awarded with an Extraordinary Thesis Award by the Autonomous University of Madrid in 2004. In 2002, Dr. García completed a 3-months stay at the University of Wyoming with Dr. Roth. During the postdoctoral period, she got major public and private funding to characterize new activity of the main tumor suppressor genes that are mutated in more than 50% of human cancers such as p53, ARF and Rb. Dr. García currently has a competitive research contract from the National Health System to lead translational cancer research, aiming at the integration of basic, clinical and epidemiological cancer research in the University Hospital Complex of Granada. She leads a line of research involving new antitumor drugs, biological therapies, biomarkers and cancer stem cell studies. Finally, Dr. García has more than 30 peer-reviewed publications in international journals with an average impact factor of 5 and a H-Index of 14.

Dr. Ralf Brandt ― Dr. Brandt is the co-founder of vivoPharm, a global oncology and immuno-oncology discovery services company providing a range of preclinical services, which merged and became a part of Cancer Genetics, Inc., a Nasdaq listed company enabling precision medicine in oncology from bench to bedside. Dr. Brandt currently serves as President of Discovery and Early Development of Cancer Genetics.Dr. Brandt is a biochemist and cell biologist with over 15 years experience in research programs of experimental oncology. He has immense experience in in vivo pharmacology and anti-cancer drug profiling. Dr. Brandt received his Licence (BSc in Biochemistry and Animal Physiology) in 1986, and his PhD (in Biochemistry) in 1991 from the Martin-Luther University of Halle-Wittenberg, Germany. Dr. Brandt was employed at research positions at the National Cancer Institute in Bethesda, MD, USA and at Schering AG, Germany. Since 1990, Dr. Brandt has been active in the field of preclinical oncology. He led the Tumour Biology program at Novartis Pharma AG, Switzerland and established several transgenic mouse lines developing tumours under the control of oncogenes. During Dr. Brandt’s long career in the pharmaceutical industry he has acquired significant knowledge and expertise in leading business units and representation of services to the pre-clinical research market. Dr. Brandt is also a member of the Scientific Advisory Board at Receptor Inc. in Toronto Canada.

Board Leadership Structure

Currently, the office of Chairman of our board of directors and Chief Executive Officer are held by Mr. Nathanielsz. Due to our size and early stage of operations, we believe it is currently most effective to have the Chairman of the board of directors and Chief Executive Officer positions be held by the same individual.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during the fiscal year ended June 30, 2019.

Nominations to the Board of Directors

General — Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Our board of directors’ candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment. In addition, directors must have time available to devote to our board of directors’ activities and to enhance their knowledge of our business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to our Company.

Changes to the Procedures by Which Security Holders May Recommend Nominees to Our Board of Directors — During the year ended June 30, 2019, there were no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Item 11. Executive Compensation.

For the fiscal years ended June 30, 2019 and 2018, our sole named executive officer, who is our principal executive officer (the “Named Executive Officer”), was Mr. James Nathanielsz, our current Chief Executive Officer, acting Chief Financial Officer, Chairman and a director.

Summary Compensation Table

The following table sets forth the compensation paid or accrued by us to our Named Executive Officer for the fiscal years ended June 30, 2019 and 2018.

The compensation reported in the summary compensation table below is not necessarily indicative of how we will compensate our sole executive officer in the future. We expect that we will continue to review, evaluate and modify our compensation framework and the compensation of our officer could change as the business develops.

	Year	Salary ($)		Bonus ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
James Nathanielsz(1)	2019	$421,916	(2)	$221,710	(3)	$165,747	$78,889	(4)	$888,262
Chief Executive Officer and Chief Financial Officer (June 30, 2019)	2018	$285,277	(2)	$221,970	(3)	$-	$68,787	(4)	$576,034

(1)	For purposes of the information included in the table, the conversion rates as of June 30, 2019 and 2018, $0.7153 and $0.7753, respectively, were used to convert amounts from AUD to USD.

(2)	Under the Nathanielsz Employment Agreement (as defined below), Mr. Nathanielsz received a gross annual salary of $300,000 AUD per year through January 31, 2018. Effective February 1, 2018, our board of directors approved an increase in Mr. Nathanielsz’ gross annual salary to $400,000 AUD. Mr. Nathanielsz has also accrued unused annual leave in the amounts of $51,001 and $20,383 for fiscal years 2019 and 2018, respectively, which are included in the total above.

(3)	On March 16, 2018, our board of directors granted Mr. Nathanielsz a $300,000 AUD ($221,970 USD) cash bonus for accomplishments while servicing as our chief executive officer, of which $59,226 was paid in the year ended June 30, 2018 and the balanced was paid in the year ended June 30, 2019. On May 14, 2019, our board of directors granted Mr. Nathanielsz a $460,000 AUD ($322,414 USD) cash bonus for accomplishments while servicing as our chief executive officer, of which $64,377 was paid in the year ended June 30, 2019.

(4)	Under the Nathanielsz Employment Agreement, Mr. Nathanielsz receives a 9.5% contribution to a pension of which he is the beneficiary. In addition, pursuant to the Nathanielsz Employment Agreement, we may make a monthly payment to cover the costs relating to Mr. Nathanielsz use of a vehicle. For the fiscal years ended June 30, 2019 and 2018, $40,430 and $40,562, respectively, was paid to Mr. Nathanielsz for use of a vehicle.

Narrative to Summary Compensation Table

Employment Agreement with James Nathanielsz

The Company and James Nathanielsz entered into a new employment agreement as of May 14, 2019 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement also contemplates that Mr. Nathanielsz serves as a member of the Board.

The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $33,333 AUD per month ($400,000 AUD annually) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion. The Company has also agreed to pay Mr. Nathanielsz an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Board and based upon the performance of the Company.

Mr. Nathanielsz is entitled to 20 days of annual leave and 10 days of paid sick leave. Mr. Nathanielsz is also entitled to participate in employee benefits plans, fringe benefits and perquisites maintained by the Company to the extent the Company provides similar benefits or perquisites (or both) to similarly situated executives of the Company.

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

On April 14, 2016 (the “Grant Date”), the Board of Directors of the Company granted 572 stock options with an exercise price of $3,750 per share (market value of the Company’s common stock on the Grant Date), to Mr. Nathanielsz. 191 of such stock options vested on April 14, 2016, 191 of such stock options vest on April 14, 2017 (the first anniversary of the Grant Date) and 191 of such stock options shall vest on April 14, 2018 (the second anniversary of the Grant Date). These stock options expire on April 14, 2021. The fair value of the 572 options at the Grant Date is $1,962,440.

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

On May 14, 2019, the Board awarded a cash bonus of AU$460,000 (US$327,014) to Mr. Nathanielsz, which is equal to 115% of his annual base salary in 2019 and is consistent with the bonus parameters set forth in Mr. Nathanielsz’s existing employment agreement with Company.

2019 Equity Incentive Plan

On May 14, 2019, our board of directors adopted our 2019 Equity Incentive Plan (the “2019 Plan”), which reserves a total of 234,000 shares of our common stock for issuance under the 2019 Plan (adjusted for the planned Reverse Stock Split). As described below, incentive awards authorized under the 2019 Plan include, but are not limited to, incentive stock options within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the “Code”). If an incentive award granted under the 2019 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2019 Plan.

Administration ― Our board of directors will administer the 2019 Plan. Subject to the terms of the 2019 Plan, our board of directors has complete authority and discretion to determine the terms upon which awards may be granted under the 2019 Plan.

Grants ― The 2019 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Code and stock appreciation rights, as described below:

●	Options granted under the 2019 Plan entitle the grantee, upon exercise, to purchase up to a specified number of shares from us at a specified exercise price per share. The exercise price for shares of Common Stock covered by an option generally cannot be less than the fair market value of Common Stock on the date of grant unless agreed to otherwise at the time of the grant. In addition, in the case of an incentive stock option granted to an employee who, at the time the incentive stock option is granted, owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary, the per share exercise price will be no less than 110% of the fair market value of Common Stock on the date of grant.

●	Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

●	The board of directors may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

●	The 2019 Plan authorizes the granting of stock awards. The board of directors will establish the number of shares of our common stock to be awarded (subject to the aggregate limit established under the 2019 Plan upon the number of shares of our common stock that may be awarded or sold under the 2019 Plan) and the terms applicable to each award, including performance restrictions.

●	Stock appreciation rights (“SARs”) entitle the participant to receive a distribution in an amount not to exceed the number of shares of Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of Common Stock on the date of exercise of the SAR and the market price of a share of our common Stock on the date of grant of the SAR.

Duration, Amendment, and Termination ― Our board of directors has the power to amend, suspend or terminate the 2019 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year of such change. Unless sooner terminated, the 2019 Plan would terminate ten years after it is adopted.

As of June 30, 2019, no awards or any shares of our common stock were issued under the 2019 Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended June 30, 2019 to the Named Executive Officer. Except as set forth below, all of the outstanding equity awards granted to our Named Executive Officer were fully vested as of June 30, 2019.

Option awards				Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James Nathanielsz (1)	572	-	$3,750	April 14, 2021	-	-
James Nathanielsz (2)	-	39,000	$4.68	May 13, 2029	78,000	331,493

(1)	On April 14, 2016, the Board granted Mr. Nathanielsz 572 stock options at an exercise price of $3,750 per share (market value of the common stock on the Grant Date). 191 of such stock options vested on April 14, 2016 and expire on April 14, 2021, 191 of such stock options vested on April 14, 2017 (the first anniversary of the Grant Date) and expire on April 14, 2021 and 191 of such stock options vested on April 14, 2018 (the second anniversary of the Grant Date) and expire on April 14, 2021. The fair value of the 572 options at the Grant Date is $1,962,440.
(2)

On May 14, 2019, the Board granted Mr. Nathanielsz 39,000 tenure based stock options at an exercise price of $4.68 per share and 78,000 performance based restricted stock units. The fair value of the 39,000 options and 78,000 restricted stock units at the grant date was $165,747 and $331,493, respectively.

Director Compensation for the Fiscal Year Ended June 30, 2019

Name	Fees earned or paid in cash ($)		Option Awards ($)	All Other Compensation ($)	Total ($)
Julian Kenyon (1)	$38,626	(2)	$82,874	-	$121,500

(1)	For purposes of the information included in the table, the conversion rate as of June 30, 2019, $0.7153 was used to convert amounts from AUD to USD.
(2)	Under the Director Agreement (defined below), Dr. Kenyon received a gross consideration of $10,000 AUD per month through September 2016. Effective October 2016 Dr. Kenyon receives gross monthly compensation of $4,500 AUD or $3,218 USD per month for his services as a director of our Company. See “Compensation of Directors — Director Agreement with Julian Kenyon” below for additional details.

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

On April 14, 2016 (the “Grant Date”), the board of directors of the Company granted 572 stock options with an exercise price of $3,750 per share (market value of the Company’s common stock on the Grant Date), to Dr. Kenyon. 191 of such stock options vested on April 14, 2016 and expire on April 14, 2021, 191 of such stock options vested on April 14, 2017 (the first anniversary of the Grant Date) and expire on April 14, 2021 and 191 of such stock options vested on April 14, 2018 (the second anniversary of the Grant Date) and expire on April 14, 2021. The fair value of the 572 options at the Grant Date was $1,962,440.

Effective October 2016, Dr. Kenyon receives gross monthly compensation of $4,500 AUD, $3,489 USD per month.

The Company and Dr Kenyon entered into an amended and restated services agreement as of May 14, 2019 (the “Kenyon Services Agreement”) setting forth the terms and conditions of Dr. Kenyon’s continued appointment as Chief Scientific Officer of the Company on part-time non-executive basis and as a member of the Board of Directors of the Company.

The Kenyon Services Agreement is for a period of three years unless terminated earlier by the Company and provides Dr. Kenyon with a base fee of $4,500 AUD per month ($54,000 AUD annually).

On May 14, 2019, the Board granted Dr. Kenyon 19,500 tenure based stock options at an exercise price of $4.25 per share and 39,000 performance based restricted stock units. The fair value of the 19,500 options and 39,000 restricted stock unit at the grant date was $82,874 and $165,747, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of October 2, 2019, regarding the number of shares of our Common Stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding Common Stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officers as a group.

The amounts and percentages of our Common Stock beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise of any stock option, warrant or other right, and the conversion of preferred stock. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the shareholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares of our Common Stock. Except as otherwise indicated, the address of each of the shareholders listed below is: c/o Propanc Biopharma, Inc., 302, 6 Butler Street, Camberwell, VIC, 3124 Australia.

	Common Stock Beneficially Owned		Series A Preferred Stock Beneficially Owned		Series B Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class(1)	Number of Shares Beneficially Owned	Percentage of Class(2)	Number of Shares Beneficially Owned	Percentage of Class (2)

North Horizon Pty Ltd.(3)	345	*	500,000	100%	-	-

James Nathanielsz(4)	917	*	-	-	1	100%

Dr. Julian Kenyon(5)	802	*	-	-	-	-

All directors and executive officers, as a group (2 persons)	1,719	*	500,000	100%	1	100%

* Represents beneficial ownership of less than one percent.

(1) Applicable percentages are based on 1,170,026 shares of our common stock outstanding as of October 2, 2019.

(2) Applicable percentages are based on 500,000 shares of our Series A Preferred Stock and 1 share of our Series B Preferred Stock outstanding as of October 2, 2019, except where the person or entity has the right to receive shares within the next 60 days, which would increase the number of shares owned by such person or entity and the number of shares outstanding.

(3) North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer, Chief Financial Officer and a director of our Company, has voting and investment power over these shares.

(4) Represents 345 shares of our common stock held by North Horizon Pty Ltd. and 572 shares of common stock issuable to Mr. Nathanielsz pursuant to his stock options currently exercisable or exercisable within 60 days of October 2, 2019. Excludes 39,000 options and 78,000 restricted stock units that are subject to certain vesting conditions, as discussed above in the section captioned “Executive Compensation ― New Employment Agreement with James Nathanielsz,” and that will not vest as of December 1, 2019.

(5) Represents 230 shares of our common stock held by Dr. Julian Kenyon, a director of our Company, and 572 shares of our common stock issuable to Dr. Kenyon pursuant to his stock options currently exercisable or exercisable within 60 days of October 2, 2019. Excludes 19,500 options and 39,000 restricted stock units that are subject to certain vesting conditions, as discussed above in the section captioned “Executive Compensation ― New Services Agreement with Julian Kenyon,” and that will not vest as of December 1, 2019.

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

Item 14. Principal Accounting Fees and Services.

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided, and fees charged by Salberg & Company, P.A. in fiscal years ended June 30, 2019 and 2018 were approved by the Board of Directors. The following table shows the fees for the fiscal years ended June 30, 2019 and 2018:

	2019	2018
Audit Fees (1)	$55,900	$54,400
Audit Related Fees (2)	$15,300	$300
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$71,200	$54,700

(1) Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.

(2) Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3) Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2019 and 2018 fiscal years.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2019 and 2018.

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

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during the fiscal years ended June 30, 2019 and 2018 were reviewed and approved by our Board before the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, dated November 11, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, dated July 9, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of January 23, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

3.8	Certificate of Amendment, dated as of June 7, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.9	Certificate of Correction, dated as of June 10, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 21, 2019).

4.1	Certificate of Designation of Series A Preferred Stock of the Company, dated December 2, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

4.2	Certificate of Designation of Series B Preferred Stock of the Company, dated June 16, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

4.3	Debenture issued to Delafield Investments Limited (“Delafield”), dated October 28, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 3, 2015).

4.4	Five Month Common Stock Purchase Warrant issued to Delafield, dated August 3, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 4, 2016).

4.5	Common Stock Purchase Warrant issued to Delafield, dated August 3, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 4, 2016).

4.6	Debenture issued to Delafield, dated September 15, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 16, 2016).

4.7	8% Convertible Redeemable Junior Subordinated Note due October 31, 2017 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2016).

4.8	8% Convertible Redeemable Junior Subordinated Back End Note due October 31, 2107 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2016).

4.9	10% per Annum, $250,000 Junior Subordinated Convertible Note (Note #1) issued to Regal Consulting (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 23, 2016).

4.10	10% per Annum, $250,000 Junior Subordinated Convertible Note (Note #2) issued to Regal Consulting (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 23, 2016).

4.11	8% Convertible Redeemable Promissory Note due December 2, 2018 issued to Delafield Limited Investments (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.12	Common Stock Purchase Warrant to Delafield Limited Investments, dated December 2, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.13	8% Convertible Redeemable Junior Subordinated Promissory Note due December 21, 2017 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

4.14	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due December 21, 2017 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

4.15	8% Convertible Redeemable Junior Subordinated Promissory Note due January 27, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2017).

4.16	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due January 27, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 3, 2017).

4.17	8% Convertible Redeemable Junior Subordinated Note due March 1, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.3 to the Company’ Quarterly Report on Form 10-Q filed on May 8, 2017).

4.18	8% Convertible Redeemable Junior Subordinated Note (Back End Note) due March 1, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017).

4.19	8% Convertible Redeemable Junior Subordinated Promissory Note due May 17, 2018, issued to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017).

4.20	8% Convertible Redeemable Junior Subordinated Promissory Note due September 12, 2018 issued to GS Capital, LLC (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

4.21	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due September 12, 2018 issued to GS Capital, LLC (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

4.22	8% Convertible Redeemable Junior Subordinated Note due October 25, 2018 issued to Eagle Equities, LLC, dated November 3, 2017 (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

4.23	8% Convertible Redeemable Junior Subordinated Back End Note due October 25, 2018 issued to Eagle Equities, LLC, dated November 3, 2017 (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

4.24	Collateralized Secured Promissory Note (Bank End Note) due June 25, 2018 (incorporated by reference to Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

4.25	8% Convertible Redeemable Note due December 29, 2018 issued to Eagle Equities, LLC, dated December 29, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

4.26	8% Convertible Redeemable Note due January 22, 2019 issued to Power Up Lending Group LTD., dated January 22, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

4.27	8% Convertible Redeemable Note due March 21, 2019 issued to GS Capital Partners, LLC, dated March 21, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

4.28	8% Convertible Redeemable Back End Note due March 21, 2019 issued to GS Capital Partners, LLC, dated March 21, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

4.29	Collateralized Secured Promissory Note due November 23, 2018 issued to GS Capital Partners, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

4.30	8% Convertible Redeemable Note due April 13, 2019 issued to GS Capital Partners, LLC, dated April 13, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

4.31	8% Convertible Redeemable Back End Note due April 13, 2019 issued to GS Capital Partners, LLC, dated April 13, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

4.32	Collateralized Secured Promissory Note due December 13, 2018 issued to GS Capital Partners, LLC, dated April 13, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

4.33	8% Convertible Redeemable Note due June 14, 2019 issued to Eagle Equities, LLC, dated June 14, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 20, 2018).

4.34	8% Convertible Redeemable Note due June 26, 2019 issued to JSJ Investments Inc., dated June 26, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018).

4.35	Securities Purchase Agreement by and between the Company and Coventry Enterprises, LLC, dated as of June 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.36	8% Convertible Redeemable Note due June 29, 2019 issued to Coventry Enterprises, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.37	8% Convertible Redeemable Back End Note due June 29, 2019 issued to Coventry Enterprises, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.38	Collateralized Secured Promissory Note due February 29, 2019 issued to Coventry Enterprises, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.39	8% Convertible Redeemable Note due July 13, 2019 issued to Eagle Equities, LLC, dated July 13, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2018).

4.40	8% Convertible Redeemable Note due August 28, 2019 issued to Power Up Lending Group Ltd., dated August 28, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

4.41	8% Convertible Redeemable Note due August 29, 2019 issued to Eagle Equities, LLC, dated August 29, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

4.42	8% Convertible Redeemable Note, dated October 2, 2019, issued by the Company to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.43	8% Convertible Redeemable Note, dated October 2, 2019, issued by the Company to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.44	8% Convertible Redeemable Back End Note, dated October 2, 2019, issued by the Company to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.45	Collateralized Secured Promissory Note, dated October 2, 2018, issued by GS Capital Partners, LLC to the Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.46	8% Convertible Redeemable Note, dated November 30, 2018, issued by the Company to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 6, 2018).

4.47	8% Convertible Redeemable Note, dated December 24, 2018, issued by the Company to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018).

4.48	8% Convertible Redeemable Note, dated May 23, 2019, issued by the Company to Redstart Holdings Corp (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).

4.49	8% Convertible Redeemable Note, dated July 3, 2019, issued by the Company to Power Up Lending Group Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 10,2019).

4.50	10% Convertible Redeemable Note dated July 30, 2019, by and between the Company and Odyssey Capital Funding LLC. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 6, 2019).

4.51	Convertible Redeemable Note, issued to Auctus Fund LLC on August 30, 2019 and effective as of September 3, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.52	Common Stock Purchase Warrant for the purchase of up to 450,000 shares of the Company’s common stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.53	Common Stock Purchase Warrant for the purchase of up to 300,000 shares of the Company’s common stock (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.54	Common Stock Purchase Warrant for the purchase of up to 225,000 shares of the Company’s common stock (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.55*	Form of Convertible Promissory Note

10.1	Debt Settlement Agreement between the Company and James Nathanielsz, dated February 4, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.2	Debt Settlement Agreement between the Company and Julian Kenyon, dated February 4, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.3	Securities Purchase Agreement between the Company and Delafield, dated October 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2015).

10.4	Registration Rights Agreement between the Company and Delafield, dated October 28, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2015).

10.5	Security Agreement between the Company, all of the Subsidiaries of the Company and Delafield, dated October 28, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 3, 2015).

10.6	Addendum, dated March 11, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 11, 2016).

10.7†	Employment Agreement entered into as of February 25, 2015 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.8†	Director Agreement entered into as of February 25, 2015 by and between Julian Kenyon and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.9†	Form of Scientific Advisory Board Member Agreement, incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on March 25, 2016.

10.10†	Amendment No. 1 to Employment Agreement entered into as of April 14, 2016 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016).

10.11†	Amendment No. 2 to Employment Agreement entered into as of September 25, 2017 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

10.12	Letter Agreement by and between the Company and Delafield, dated July 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2016).

10.13	Letter Agreement by and between the Company and Delafield, dated August 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2016).

10.14	Manufacturing Services Agreement by and between Q-Biologicals NV (now Amatsigroup NV) and the Company, dated August 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.15	Quality Assurance Agreement by and between Q-Biologicals NV (now Amatsigroup NV) and the Company dated August 12, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.16	Additional Issuance Agreement between the Company and Delafield, dated September 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2016).

10.17	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of October 31, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2016).

10.18	Consulting Agreement between the Company and Regal Consulting, LLC, dated November 18, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2016).

10.19	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of December 21, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

10.20	Letter Agreement dated as of December 2, 2016 between the Company and Delafield (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

10.21	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated December 21, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

10.22	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated January 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2017).

10.23	Letter Agreement dated as of March 10, 2017 between the Company and Delafield (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2017).

10.24	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated March 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017).

10.25	Securities Purchase Agreement by and between the Company and GS Capital Partners, LLC, dated as of May 17, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017).

10.26	Securities Purchase Agreement by and between the Company and GS Capital Partners, LLC, dated as of September 12, 2017 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

10.27	Letter Agreement dated September 30, 2017 between the Company and Delafield Investments Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2017).

10.28	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of October 25, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

10.29	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of December 29, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

10.30	Securities Purchase Agreement by and between the Company and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

10.31	Securities Purchase Agreement by and between the Company and GS Capital Partners, LLC, dated as of March 23, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

10.32	Securities Purchase Agreement by and between the Company and GS Capital Partners, LLC, dated as of April 13, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

10.33	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of June 14, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2018).

10.34	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of July 13, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2018).

10.35	Securities Purchase Agreement by and between the Company and Power Up Lending Group Ltd., dated August 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

10.36	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated August 29, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

10.37	Employment Agreement by and between the Company and Carlo Campiciano dated June 24, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019).

10.38	Securities Purchase Agreement, dated October 2, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

10.39	Securities Purchase Agreement, dated October 2, 2018, between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

10.40	Equity Purchase Agreement, dated October 5, 2018, between the Company and L2 Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

10.41	Registration Rights Agreement, dated October 5, 2018, between the Company and L2 Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

10.42	Securities Purchase Agreement, dated November 30, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2018).

10.43	Securities Purchase Agreement, dated as of December 24, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018

10.44	Equity Purchase Agreement, dated February 25, 2019, by and between the Company and Oasis Capital, LLC (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2019).

10.45	Registration Rights Agreement, dated February 25, 2019, by and between the Company and Oasis Capital, LLC (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2019).

10.46	Amended and Restated Employment Agreement, dated as of May 14, 2019, between the Company and James Nathanielsz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.47	Amended and Restated Services Agreement, dated as of May 14, 2019, between the Company and Julian Kenyon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.48	Propanc Biopharma, Inc.’s 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.49	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.50	Securities Purchase Agreement dated May 23, 2019, by and between the Company and Redstart Holdings Corp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019)

10.51	Securities Purchase Agreement, dated July 3, 2019, by and between the Company and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10,2019).

10.52	Securities Purchase Agreement dated July 30, 2019, by and between the Company and Odyssey Capital Funding LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2019).

10.53	Securities Purchase Agreement dated August 30, 2019, by and between the Company and Auctus Fund LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

10.54	Registration Rights Agreement dated August 30, 2019, by and between the Company and Auctus Fund LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

10.55	Employment Agreement by and between the Company and Carlo Campiciano dated June 24, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019).

10.56*	Form of Securities Purchase Agreement

21.1*	List of subsidiaries of the Company.

31.1*	Certification of the Principal Executive Officer a pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer a pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document.

101. SCH*	XBRL Taxonomy Extension Schema Document.

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: October 15, 2019	By:	/s/ James Nathanielsz
James Nathanielsz
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Nathanielsz	Chief Executive Officer,	October 15, 2019
James Nathanielsz	and Director

/s/ Julian Kenyon	Director
Julian Kenyon		October 15, 2019

/s/ Carlo Campiciano	Chief Financial Officer and Secretary
Carlo Campiciano	(Principal Financial Officer and Principal Accounting Officer)	October 15, 2019

