Form 10-Q
period 2019-09-30
Propanc Biopharma, Inc.
filed 2019-11-14
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

n/a

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of principal U.S. market on which traded
N/A	N/A	N/A

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

As of November 11, 2019, there were 1,311,531 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

3

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2019	June 30, 2019
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$96,123	$2,394
GST tax receivable	5,874	5,439
Prepaid expenses and other current assets	45,838	83,299

TOTAL CURRENT ASSETS	147,835	91,132

Security deposit - related party	2,024	2,103
Operating lease right-of-use assets, net - related party	40,329	-
Property and equipment, net	7,475	8,417

TOTAL ASSETS	$197,663	$101,652

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$959,971	$917,337
Accrued expenses and other payables	535,684	723,042
Convertible notes and related accrued interest, net of discounts and premiums	2,547,085	1,657,377
Operating lease liability - current portion - related party	19,132	-
Embedded conversion option liabilities	254,308	698,264
Due to former director - related parties	29,995	31,164
Loans from directors and officer - related parties	49,920	51,867
Employee benefit liability	321,139	323,837

TOTAL CURRENT LIABILITIES	4,717,234	4,402,888

NON-CURRENT LIABILITIES:
Operating lease liability - long-term portion - related party	22,161	-

TOTAL NON-CURRENT LIABILITIES	22,161	-

TOTAL LIABILITIES	4,739,395	4,402,888

Commitments and Contingencies (See Note 7)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	$5,000	$5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 and 1 share issued and outstanding as of September 30, 2019 and June 30, 2019, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 1,169,981 and 968,042 shares issued; 1,169,932 and 967,993 outstanding as of September 30, 2019 and June 30, 2019, respectively	1,170	968
Additional paid-in capital	46,400,877	45,713,322
Accumulated other comprehensive income (loss)	1,630,685	1,066,998
Accumulated deficit	(52,532,987)	(51,041,047)
Treasury stock (49 shares)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(4,541,732)	(4,301,236)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$197,663	$101,652

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,
	2019	2018

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	833,414	384,600
Occupancy expenses	10,632	8,078
Research and development	65,372	56,193
TOTAL OPERATING EXPENSES	909,418	448,871

LOSS FROM OPERATIONS	(909,418)	(448,871)

OTHER INCOME (EXPENSE)
Interest expense	(675,225)	(624,538)
Interest income	3	4
Change in fair value of derivative liabilities	518,956	(1,971,116)
Gain (loss) on debt settlements, net	-	14,421
Gain on extinguishment of debt, net	-	1,185,871
Foreign currency transaction loss	(535,150)	(280,707)
TOTAL OTHER (EXPENSE)	(691,416)	(1,676,065)

LOSS BEFORE TAXES	(1,600,834)	(2,124,936)

TAX BENEFIT	108,894	-

NET LOSS	$(1,491,940)	$(2,124,936)

BASIC AND DILUTED NET LOSS PER SHARE	$(1.41)	$(10.00)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	1,054,433	224,965

NET LOSS	$(1,491,940)	$(2,124,936)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain	563,687	276,216

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	563,687	276,216

TOTAL COMPREHENSIVE INCOME (LOSS)	$(928,253)	$(1,848,720)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT

FOR EACH OF THE THREE MONTHS IN THE PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

(Unaudited)

	Preferred Stock									Accumulated
	Series A		Series B		Common Stock		Additional			Other	Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders' Deficit

Balance at June 30, 2018	500,000	$5,000	1	$-	92,859	$93	$38,214,213	$(45,282,678)	$(46,477)	$357,929	$(6,751,920)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	258,285	258	1,413,060	-	-	-	1,413,318

Reclassification of premium upon debt conversion	-	-	-	-	-	-	600,209	-	-	-	600,209

Extinguishment of derivative liability associated with convertible notes	-	-	-	-	-	-	1,029,039	-	-	-	1,029,039

Exercise of warrants	-	-	-	-	24	-	30	-	-	-	30

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	276,216	276,216

Net loss for the three months ended September 30, 2018	-	-	-	-	-	-	-	(2,124,936)	-	-	(2,124,936)

Balance at September 30, 2018	500,000	$5,000	1	$-	351,168	$351	$41,256,551	$(47,407,614)	$(46,477)	$634,145	$(5,558,044)

Balance at June 30, 2019	500,000	$5,000	1	$-	968,042	$968	$45,713,322	$(51,041,047)	$(46,477)	$1,066,998	$(4,301,236)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	181,939	182	123,531	-	-	-	123,713

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	73,235	-	-	-	73,235

Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	375,905	-	-	-	375,905

Issuance of common stock for services	-	-	-	-	20,000	20	39,780	-	-	-	39,800

Stock based compensation in connection with stock option grants and restricted stock unit grants	-	-	-	-	-	-	75,104	-	-	-	75,104

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	563,687	563,687

Net loss for the three months ended September 30, 2019	-	-	-	-	-	-	-	(1,491,940)	-	-	(1,491,940)

Balance at September 30, 2019	500,000	$5,000	1	$-	1,169,981	$1,170	$46,400,877	$(52,532,987)	$(46,477)	$1,630,685	$(4,541,732)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,491,940)	$(2,124,936)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
(Gain) loss on settlements, net	-	(14,421)
Foreign currency transaction loss (gain)	535,150	280,707
Depreciation expense	636	529
Amortization of debt discounts	104,406	217,928
Change in fair value of derivative liabilities	(518,956)	1,971,116
Gain on extinguishment of debt	-	(1,185,871)
Stock based compensation expense	114,904	-
Accretion of put premium	538,974	343,771
Changes in Assets and Liabilities:
GST receivable	(640)	4,469
Prepaid expenses and other assets	37,145	2,102
Accounts payable	77,057	16,378
Deferred rent	976	-
Employee benefit liability	9,453	4,183
Accrued expenses	(162,676)	4,179
Accrued interest	29,180	60,670
NET CASH USED IN OPERATING ACTIVITIES	(726,331)	(419,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	948,000	533,389
Repayments of convertible promissory notes	-	(53,000)
Debt issuance cost	(83,000)	-
Proceeds from the exercise of warrants	-	30
NET CASH PROVIDED BY FINANCING ACTIVITIES	865,000	480,419

Effect of exchange rate changes on cash	(44,939)	(42,230)

NET INCREASE IN CASH	93,729	18,993

CASH AT BEGINNING OF PERIOD	2,394	19,921
CASH AT END OF PERIOD	$96,123	$38,914

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$2,665	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Reduction of put premium related to conversions of convertible notes	$73,235	$600,209
Conversion of convertible notes and accrued interest to common stock	$123,713	$1,413,318
Discounts related to derivative liability	$75,000	$50,000
Discounts related to warrants issued with convertible note	$375,905	$-
Operating lease right-of-use assets and operating lease liabilities recorded upon adoption of ASC 842	$46,696	$-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of September 30, 2019, there has been no activity within this entity.

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

SEPTEMBER 30, 2019

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

Decrease in Authorized Common Stock and Reverse Split

On June 24, 2019, the Company effected a one-for-five hundred (1:500) reverse stock split whereby the Company (i) decreased the number of authorized shares of common stock, $0.001 par value per share, to 100,000,000 and (ii) decreased by a ratio of one-for-five hundred (1:500) the number of retroactively issued and outstanding shares of common stock. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the reverse stock split.

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended September 30, 2019 and 2018 and cash flows for the three months ended September 30, 2019 and 2018 and our financial position at September 30, 2019 have been made. The Company’s results of operations for the three months ended September 30, 2019 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2020.

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

Certain information and disclosures normally included in the notes to the Company’s annual audited consolidated financial statements have been condensed or omitted from the Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2019. The June 30, 2019 balance sheet is derived from those statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive subsidiary at September 30, 2019.

Use of Estimates

The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying unaudited condensed consolidated financial statements include the estimates of useful lives for depreciation, valuation of the operating lease liability and related right-of-use asset, valuation of derivatives, valuation of beneficial conversion features on convertible debt, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the valuation allowance on deferred tax assets and foreign currency translation due to certain average exchange rates applied in lieu of spot rates on transaction dates.

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

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. For the three months ended September 30, 2019, the Company recognized an exchange loss of approximately $480,000 on intercompany loans made by the parent to the subsidiary which have not been repaid as at September 30, 2019.

As of September 30, 2019 and June 30, 2019, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2019	June 30, 2019
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.6746	0.7153

Average exchange rate for the period
USD : AUD exchange rate	0.6856	0.7009

The exchange rates used to translate amounts in AUD into USD for the period ended September 30, 2018 are: 0.7238 as of the balance sheet date and 0.7315 average exchange rate for that period.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Change in Accumulated Other Comprehensive Income (Loss) by component during the three months ended September 30, 2019 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2019	$1,066,998
Foreign currency translation gain	563,687
Ending balance, September 30, 2019	$1,630,685

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

Also see Note 10 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of September 30, 2019 or June 30, 2019.

Patents

Patents are stated at cost and classified as intangible assets and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any product costs as long as we are in the startup stage. Accordingly, as the Company’s products were and are not currently approved for market, all historical patent costs incurred through September 30, 2019 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

As of September 30, 2019 and June 30, 2019, the Company was owed $5,874 and $5,439, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

Derivative Instruments

ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings. On the date of conversion or payoff of debt, the Company records the fair value of the conversion shares, removes the fair value of the related derivative liability, removes any discounts and records a net gain or loss on debt extinguishment. On July 1, 2019 the Company adopted ASU 2017-11 under which down-round Features in Financial Instruments will no longer cause derivative treatment. The Company applies the modified prospective method of adoption. There were no cumulative effects on adoption.

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

SEPTEMBER 30, 2019

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the three months ended September 30, 2019 and 2018 were $65,372 and $56,193, respectively.

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

During each of the three months ended September 30, 2019 and 2018, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $108,894 and $0, respectively, which is reflected as a tax benefit in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Stock Based Compensation

The Company records stock-based compensation in accordance with ASC 718, “Stock Compensation”. ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the shorter of the service period or the vesting period. The Company values employee and non-employee stock-based compensation at fair value using the Black-Scholes Option Pricing Model.

The Company adopted ASU 2018-07 and accounts for non-employee share-based awards in accordance with the measurement and recognition criteria of ASC 718 and recognizes the fair value of such awards over the service period. The Company used the modified prospective method of adoption. There was no cumulative effect of adoption on July 1, 2019.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. As of September 30, 2019, there were 975,059 warrants outstanding, 59,644 stock options and 14 convertible notes payable, which notes are convertible into approximately 4,089,765 shares of the Company’s common stock (based on the closing price on the last trading day of the quarter ended September 30, 2019). Each holder of the notes has agreed to a 4.99% beneficial ownership conversion limitation (subject to certain noteholders’ ability to increase such limitation to 9.99% upon 60 days’ notice to the Company), and each note may not be converted during the first six-month period from the date of issuance. Such securities are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted this guidance effective July 1, 2019.

On July 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments.

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the condensed consolidated statements of operations.

Recent Accounting Pronouncements

We have reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of the Company’s financial management.

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the three months ended September 30, 2019, the Company had no revenues, had a net loss of $1,491,940 and had net cash used in operations of $726,331. Additionally, as of September 30, 2019, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $4,569,399, $4,541,732 and $52,532,987, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

NOTE 3 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to director - related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at September 30, 2019 and June 30, 2019 is $29,995 and $31,164, respectively. The Company plans to repay the notes as its cash resources allow.

NOTE 4 – LOANS AND NOTES PAYABLE

Loans from Directors and Officer - Related Parties

Loans from the Company’s directors and officer at September 30, 2019 and June 30, 2019 were $49,920 and $51,867, respectively. The loans bear no interest and are all payable on demand. The Company did not repay any amount on these loans during the three months ended September 30, 2019.

NOTE 5 – CONVERTIBLE NOTES

The Company’s convertible notes outstanding at September 30, 2019 were as follows:

Convertible notes and debenture	$1,913,465
Unamortized discounts	(561,391)
Accrued interest	116,268
Premiums	1,078,743
Convertible notes, net	$2,547,085

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Eagle Equities Financing Agreements

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

The December 2017 Eagle Note contains an original issue discount of $25,354 such that the purchase price was $507,081. The maturity date of the December 2017 Eagle Note was December 29, 2018. The Company is currently in discussions with Eagle Equities to extend the maturity date. The December 2017 Eagle Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time. The Company has recorded $12,826 of accrued interest for the December 2017 Eagle Note and total principal outstanding as of September 30, 2019 under the December 2017 Eagle Note was $96,465 following conversion of $75,500 of principal and $9,959 of accrued interest during the three months to September 30, 2019.

Eagle Equities has the option to convert all or any amount of the principal face amount of the December 2017 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock as reported on the OTCQB for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $354,956 put premium of which of which $240,313 was released to additional paid in capital following conversion of $360,470 of principal during the fiscal year to June 30, 2019, and a further $50,333 was released to additional paid in capital following conversion of $75,500 of principal during the three months to September 30, 2019.

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

SEPTEMBER 30, 2019

(unaudited)

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

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the July 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion, subject to adjustment in certain events. Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The July 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $50,000 put premium. The Company has recorded $7,299 of accrued interest and the total principal outstanding under the July 2018 Eagle Note was $75,000 as of September 30, 2019. The Company had the right to prepay the July 2018 Eagle Note with certain penalties until January 9, 2019. No prepayment was made as of such date. As a result, the July 2018 Eagle Note is now convertible.

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

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the August 2018 Eagle Note, at any time, into shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the DTC for any reason, the Conversion Price shall be lowered to 50% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least four times the number of shares issuable upon conversion of the August 2018 Eagle Note for at least 60 days after the issuance of the August 28, 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The August 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $70,000 put premium. The Company has recorded $9,159 of accrued interest and the total principal outstanding under the August 2018 Eagle Note was $105,000 as of September 30, 2019.The Company had the right to prepay the August 2018 Eagle Note with certain penalties until February 25, 2019. No prepayment was made as of such date. As a result, the August 2018 Eagle Note is now convertible.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the October 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion, subject to adjustment in certain events. Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The October 2, 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $140,000 put premium. The Company has recorded $16,708 of accrued interest and the total principal outstanding under the October 2018 Eagle Note was $210,000 as of September 30, 2019. The Company had the right to prepay the October 2018 Eagle Note with certain penalties until September 30, 2019. No prepayment has been made as of such date. As a result, the October 2018 Eagle Note is now convertible.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the November 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 61% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets Group, Inc. quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the Depository Trust Company for any reason, the Conversion Price shall be lowered to 51% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least two and a half times the number of shares issuable upon conversion of the November 2018 Eagle Note for at least 60 days after the issuance of the November 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The November 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $67,131 put premium. The Company has recorded $6,996 of accrued interest and the total principal outstanding under the November 2018 Eagle Note was $105,000 as of September 30, 2019. The November 2018 Eagle Note may be prepaid with certain penalties by the Company until May 29, 2019. No prepayment has been made as of September 30, 2019.

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

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the December 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 61% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets Group, Inc. quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the Depository Trust Company for any reason, the Conversion Price shall be lowered to 51% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least two and a half times the number of shares issuable upon conversion of the December 2018 Eagle Note for at least 60 days after the issuance of the December 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The December 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded an $80,557 put premium. The Company has recorded $7,760 of accrued interest and the total principal outstanding under the November 2018 Eagle Note was $126,000 as of September 30, 2019. The December 2018 Eagle Note may be prepaid with certain penalties until June 22, 2019. No prepayment has been made as of September 30, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above Eagle Equities financing agreements, specifically the December 29, 2017, the July 13, 2018, the August 29, 2018, the October 2, 2018, the November 30, 2018 and the December 24, 2018 agreements was $717,465 as of September 30, 2019 and accrued interest totaled $60,748.

GS Capital Financing Agreements

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

Both the October 2018 GS Note and the October 2018 GS Back End Note, which was funded on February 27, 2019, mature on October 2, 2019, upon which any outstanding principal and interest thereon is due and payable. The amounts cash funded plus accrued interest under both the October 2018 GS Note and the October 2018 GS Back End Note are convertibles into shares of the Company’s common stock, at any time after April 2, 2019, at a conversion price for each share of common stock equal to 61% of the lowest closing bid price of the Company’s common stock for the ten prior trading days including the day upon which a notice of conversion is received by the Company from GS Capital, subject to adjustment in certain events. GS Capital shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by GS Capital and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The October 2018 GS Note and the October 2018 GS Back End Note are treated as stock settled debt under ASC 480 and accordingly, the Company recorded a total $67,771 put premium for each note of which $44,690 was released in respect of the October 2018 GS Note in the fiscal year ended June 30, 2019, and a further $22,901 was released in the three months following full conversion of the October 2018 GS Note resulting from conversion of the remaining principal balance of $35,820 and $2,434 in accrued interest.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

The total principal amount outstanding under the October 2018 GS Note, was $35,820 and accrued interest thereunder totaled $7,813 as of June 30, 2019 and was fully converted as of September 30, 2019 (see Note 6 – Stockholders’ Deficit). The total principal balance under the October 2018 GS Back-End Note, was $106,000 and accrued interest thereunder totaled $5,715 as of June 30, 2019 and the principal balance was $106,000 and accrued interest totaled $7,853 as of September 30, 2019 (see Note 6 – Stockholders’ Deficit).

Consulting Agreement

On August 10, 2017, the Company entered into a consulting agreement, retroactive to May 16, 2017, with a certain consultant, pursuant to which the consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 junior subordinated convertible note. The note accrues interest at a rate of 10% per annum and is convertible into common stock at the lesser of $750 or 65% of the three lowest trades in the ten trading days prior to the conversion. The note was fully earned upon signing the agreement and matures on August 10, 2019. This note may not be prepaid without the written consent of the consultant. The Company accrued $155,000 related to this expense at June 30, 2017 and recorded the remaining $155,000 related to this expense in fiscal year 2018. Upon an event of default, principal and accrued interest will become immediately due and payable under the note. Additionally, upon an event of default the note would accrue interest at a default interest rate of 18% per annum or the highest rate of interest permitted by law. The consulting agreement had a three-month term and expired on August 16, 2017. An aggregate total of $578,212 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the year ended June 30, 2018, the consultant converted $140,000 of principal and $10,764 of interest. During the year ended June 30, 2019, the consultant converted an additional $161,000 of principal and $19,418 of interest, such that the remaining principal outstanding and accrued interest under this note as of September 30, 2019 was $9,000 and $26,144, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Redstart Holdings Finance Agreements

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

The total principal amount outstanding under the above Redstart Holdings financing agreement, specifically the May 23, 2019 agreement, was $133,000 as of September 30, 2019 and June 30, 2019, accrued interest thereunder totaled $3,818 and $1,137 respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Power Up Lending Group Financing Agreements

July 3, 2019 Securities Purchase Agreement

Effective July 3, 2019, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), pursuant to which Power Up purchased a convertible promissory note (the “July 3, 2019 Power Up Note”) from the Company in the aggregate principal amount of $78,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Power Up. The transaction closed on July 3, 2019 and the Company received payment on July 8, 2019 in the amount of $78,000, of which $2,500 was paid directly toward legal fees and $500 to Power Up for due diligence fees resulting in net cash proceeds of $75,000.

The maturity date of the July 3, 2019 Power Up Note is July 3, 2020. The July 3, 2019, Power Up Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of the Company’s common stock, but shall not be payable until the July 3, 2019 Power Up Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

Additionally, Power Up has the option to convert all or any amount of the principal face amount of the July 3, 2019 Power Up Note, starting on December 30, 2019 and ending on the later of the maturity date or the date the Default Amount, which is an amount equal to 150% of an amount equal to the then outstanding principal amount of the July 3, 2019 Power Up Note plus any interest accrued, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the July 3, 2019 Power Up Note shall be $3.25, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $5.00, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $3.25. In the event Market Price is less than $5.00, the conversion price shall be the Variable Conversion Price. As defined in the July 3, 2019 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. An aggregate total of $155,904 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10 - Derivative Financial Instruments and Fair Value Measurements).

The total principal amount outstanding under the above Power Up financing agreement, specifically the July 3, 2019 Power Up Note, was $78,000 as of September 30, 2019 and accrued interest of $1,517.

Odyssey Capital Financing Agreements

July 30, 2019 Securities Purchase Agreement

Effective July 30, 2019, the Company entered into a securities purchase agreement with Odyssey Capital Funding LLC,. (“Odyssey”), pursuant to which Odyssey purchased a convertible promissory note (the “July 30, 2019 Odyssey Note”) from the Company in the aggregate principal amount of $320,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Odyssey. The July 30, 2019 Odyssey Note contains an original discount of $25,000. The transaction closed on July 30, 2019 and the Company received payment on August 1, 2019 in the amount of $295,000, of which $10,000 was paid directly toward legal fees, resulting in net cash proceeds of $285,000.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

The maturity date of the July 30, 2019 Odyssey Note is July 30, 2020. The July 2019 Odyssey Note bears interest at a rate of 10% per annum, which interest may be paid by the Company to Odyssey in shares of the Company’s common stock, but shall not be payable until the July 30, 2019 Odyssey Note becomes payable, whether at the maturity date or upon acceleration or by prepayment. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $172,308 put premium.

Additionally, Odyssey has the option to convert all or any amount of the principal face amount of the July 30, 2019 Odyssey Note, starting on January 31, 2020 and ending on the later of the maturity date and the date the Default Amount, which is an amount equal to 120% of an amount equal to the then outstanding principal amount of the July 30, 2019 Odyssey Note plus any interest accrued from July 30, 2019 at the default interest rate of 24% per annum, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the July 30, 2019 Odyssey Note shall be equal to 65% of the lowest closing bid price of the Common Stock as reported on the OTC Markets on which the Company’s shares are then traded or any exchange upon which the Common Stock may be traded in the future, for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.

Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by the Holder to the Company).

The total principal amount outstanding under the above Odyssey financing agreement, specifically the July 30, 2019 Odyssey Note, was $320,000 as of September 30, 2019 and accrued interest of $5,421.

Auctus Fund Financing Agreements

August 30, 2019 Securities Purchase Agreement

Effective August 30, 2019, the Company entered into a securities purchase agreement with Auctus Fund, LLC (“Auctus”), pursuant to which Auctus purchased a convertible promissory note (the “August 30, 2019 Auctus Note”) from the Company in the aggregate principal amount of $550,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Auctus. The transaction closed on August 30, 2019 and the Company received payment on September 4, 2019 in the amount of $550,000, of which $5,000 was paid directly toward legal fees and $40,000 to Auctus for due diligence fees resulting in net cash proceeds of $505,000.

The maturity date of the August 30, 2019 Auctus Note is August 30, 2020. The August 30, 2019 Auctus Note bears interest at a rate of 10% per annum, which interest may be paid by the Company to Auctus in shares of the Company’s common stock, but shall not be payable until the August 30, 2019 Auctus Note becomes payable, whether at the maturity date or upon acceleration or by prepayment. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $366,667 put premium. The August 30, 2019 Auctus Note may not be prepaid without the written consent of Auctus. Any amount of principal or interest which is not paid when due shall bear interest at the rate of 24% per annum.

Additionally, Auctus has the option to convert all or any amount of the principal face amount of the August 30, 2019 Auctus Note, at any time following the issue date and ending on the later of the maturity date and the date the Default Amount, which is an amount equal to 125% of an amount equal to the then outstanding principal amount of the August 30, 2019 Auctus Note (but not less than $15,000) plus any interest accrued from August 30, 2019 at the default interest rate of 24% per annum, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the August 30, 2019 Auctus Note shall be the Variable Conversion Price, being 60% of the Market Price. Notwithstanding the foregoing, Auctus shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Auctus and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

In connection with the issuance of the August 2019 Auctus Note, the Company issued common stock purchase warrants to Auctus to purchase 450,000 shares of the Company’s common stock (the “First Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such First Warrant at an “Exercise Price” of $2.25. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 300,000 shares of the Company’s common stock (the “Second Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Second Warrant at an “Exercise Price” of $3.33. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 225,000 shares of the Company’s common stock (the “Third Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Third Warrant at an “Exercise Price” of $4.50. The First Warrant, Second Warrant, and Third Warrant shall collectively be referred as the “Warrants”. The Warrants have an “Exercise Period” of five years from the date of issuance being August 30, 2019. The Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $375,904 using a simple binomial lattice model (see Note 6).

The total principal amount outstanding under the above Auctus financing agreement, specifically the August 30, 2019 Auctus Note, was $550,000 as of September 30, 2019 and accrued interest of $4,658.

The Company recorded approximately $534,000 of debt discounts and $539,000 of put premiums related to the above note issuances during the three months ended September 30, 2019. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the three months ended September 30, 2019 and 2018 was $104,406 and $217,928, respectively.

See Note 11 – Subsequent Events for information about financing arrangements post September 30, 2019.

NOTE 6 – STOCKHOLDERS’ DEFICIT

On June 24, 2019, the Company effected a one-for-five hundred (1:500) reverse stock split whereby the Company (i) decreased the number of authorized shares of common stock, $0.001 par value per share, to 100,000,000 and (ii) decreased by a ratio of one-for-five hundred (1:500) the number of retroactively issued and outstanding shares of common stock. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period, presented in the consolidated financial statements to reflect the reverse stock split.

Preferred Stock:

The total number of shares of preferred stock that the Company is authorized to issue is 1,500,005, $0.01 par value per share. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

Of the total preferred shares authorized, 500,000 have been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on December 9, 2014. James Nathanielsz, the Company’s Chief Executive Officer beneficially owns all of the shares of Series A Preferred Stock via North Horizon Pty Ltd., which entitles him, as a holder of Series A Preferred Stock, to vote on all matters submitted or required to be submitted to a vote of the Company’s stockholders, except election and removal of directors, and each share of Series A Preferred Stock entitles him to two votes per share of Series A Preferred Stock. North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer and a director of our Company, has voting and investment power over these shares. 500,000 shares of Series A Preferred Stock are issued and outstanding as of September 30, 2019.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on June 16, 2015, up to five shares have been designated as Series B Preferred Stock (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of September 30, 2019. Mr. Nathanielsz directly beneficially owns such one share of Series B Preferred Stock.

Common Stock:

Shares issued for conversion of convertible debt

During the three months ended September 30, 2019, the Company issued 181,939 shares of its common stock at an average contractual conversion price of $0.704, ranging from $0.45 to $0.906, as a result of the conversion of principal and interest in the aggregate amount of $123,713 underlying certain outstanding convertible notes converted during such period.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

The Company has 20,500,465 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at September 30, 2019.

Shares issued for services

On July 19, 2019, the Company entered into an agreement with a certain consultant to provide services over a two-month period beginning July 1, 2019 and ending September 1, 2019 in exchange for 20,000 shares of the Company’s common stock. On July 19, 2019, the Company issued the 20,000 shares of the Company’s common stock valued at $1.99 per share; being the closing price of the stock on the date of the agreement, to such consultant, or $39,800, which will be amortized over the term of the agreement. The Company recorded $39,800 of consulting expense with respect to such shares of its common stock during the three months ended September 30, 2019.

Restricted Stock Units

Pursuant to employment agreements dated in May 2019 (see Note 8), the Company granted an aggregate of 78,000 and 39,000 restricted stock unit to the Company’s Chief Executive Officer and Chief Scientific Officer, respectively. The total 117,000 restricted stock units are subject to vesting terms as defined in the employment agreements. The 117,000 restricted stock units were valued at the fair value of $4.25 per unit or $497,240 based on the quoted trading price on the date of grant. During the three months ended September 30, 2019, the Company recognized stock-based compensation of $54,386 related to vested restricted stock units. There were $411,777 unrecognized restricted stock units expense as of September 30, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Warrants:

In connection with the issuance of the August 2019 Auctus Note, the Company issued common stock purchase warrants to Auctus to purchase 450,000 shares of the Company’s common stock (the “First Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such First Warrant at an “Exercise Price” of $2.25. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 300,000 shares of the Company’s common stock (the “Second Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Second Warrant at an “Exercise Price” of $3.33. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 225,000 shares of the Company’s common stock (the “Third Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Third Warrant at an “Exercise Price” of $4.50. The First Warrant, Second Warrant, and Third Warrant shall collectively be referred as the “Warrants”. The Warrants have an “Exercise Period” of five years form the date of issuance being August 30, 2019 (see Note 5).

As of September 30, 2019, there were 975,059 warrants outstanding and exercisable with expiration dates commencing May 2020 and continuing through August 2024, with a weighted average exercise price per share of $3.39.

Options:

As of September 30, 2019, the Company had entered into agreements to grant options to purchase 59,644 shares of its common stock, with a weighted average exercise price per share of $76.37.

Pursuant to employment agreements dated in May 2019 (see Note 8), the Company granted options to purchase 39,000 and 19,500 shares of the Company’s common stock to the Company’s Chief Executive Officer and Chief Scientific Officer, respectively. The total 58,500 options have a term of 10 years from the date of grant and exercise price ranging from $4.25 to $4.675 per share. 1/3rd of these options shall vest every successive one-year anniversary, provided, that on each such vesting date, the Chief Executive Officer and Chief Scientific Officer are employed by the Company and subject to the other provisions of the employment agreement. The 58,500 stock options were valued using a Black-Scholes model with the following assumptions: stock price at valuation date of $4.25 based on quoted trading price on date of grant, exercise price of $4.65, dividend yield of zero, years to maturity of 10.00, a risk free rate of 2.42%, and expected volatility 268% for a total value of $248,620.

During the three months ended September 30, 2019, the Company recognized stock-based compensation of $20,718 related to vested stock options. There was $217,542 of unvested stock options expense as of September 30, 2019 that will be recognized in future periods.

No stock options were issued during the three months ended September 30, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the Accrued expenses and other payable figure in the Balance Sheet. The Company recorded the penalties for all three years during the year ended June 30, 2018 and is negotiating a payment plan. The Company is current on all subsequent filings.

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

Operating Leases

On May 5, 2016, the Company entered into a new five-year operating lease agreement with a Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors, with monthly rent of $3,606 AUD or $2,472 USD, inclusive of GST (See Note 8 – Related Party Transactions).

ROU is summarized below:

September 30, 2019
Office lease ROU	$46,696
Less accumulated reduction	(6,367)
Balance of ROU asset as of September 30, 2019	$40,329

Operating lease liability related to the ROU asset is summarized below:

September 30, 2019
Office lease liability	$46,696
Reduction of lease liability	(5,403)
Total	41,293
Less: current portion	(19,132)
Long term portion of lease liability as of September 30, 2019	$22,161

Future Minimum lease payments under non-cancelable operating lease at September 30, 2019 are as follows:

Remainder Fiscal Year 2020	$20,036
Year 2021	22,778
Total	42,814
Imputed interest	(1,521)
Total operating lease liability	$41,293

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Amatsigroup Agreement

The Company entered into a Manufacturing Services Agreement (the “MSA”) and Quality Assurance Agreement (the “QAA”), each with an effective date of August 12, 2016, with Amatsigroup NV (“Amatsigroup”), formerly known as Q-Biologicals, NV, a contract manufacturing organization located in Belgium. Pursuant to the MSA, Amatsigroup produces certain drug substances and products containing certain enzymes for the Company at its facility in Belgium. The Company uses these substances and products for development purposes, including but not limited to future clinical trials. The MSA contemplates payment to Amatsigroup pursuant to a pre-determined fee schedule based on the completion of certain milestones that depend on our manufacturing requirements and final batch yield. The Company anticipates that its payments to Amatsigroup under the MSA will range between $2.5 million and $5.0 million over three years, when the finished drug product is manufactured and released for clinical trials. The Company has spent a total of $1,689,146 of costs to date under this contract of which $1,689,146 was expensed in prior years. The MSA shall continue for a term of three years unless extended by mutual agreement in writing. The Company can terminate the MSA early for any reason upon the required notice period, however, in such event, the pre-payment paid upon signing the MSA is considered non-refundable. Each party to the MSA shall have the right to terminate the MSA by written notice to the other party if the other party commits a material breach of the MSA (subject to a 30-day cure period). The QAA sets forth the parties respective obligations and responsibilities relating to the manufacturing and testing of the products under the MSA. The agreements with Amatsigroup contain certain customary representations, warranties and limitations of liabilities, and confidentiality and indemnity obligations.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors. These transactions have included the following:

As of September 30, 2019 and June 30, 2019, the Company owed a current and a former director a total of $49,920 and $51,867, respectively, for money loaned to the Company throughout the years. The total loans balance owed at September 30, 2019 and June 30, 2019 is not interest bearing (See Note 4 – Loans and Notes Payable).

As of September 30, 2019 and June 30, 2019, the Company owed its former director a total of $29,995 and $31,164, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 3 – Due to Former Director – Related Party).

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease has a five-year term and provides for annual rental payments of $42,048 AUD or $28,828 USD, which includes $3,823 AUD or $2,621 USD of goods and service tax for total payments of $210,242 AUD or $144,142 USD during the term of the lease. As of September 30, 2019, total payments of $102,699AUD or $70,410 USD remain on the lease. (See Note 7 – Commitments and Contingencies)

The Company and Mr. Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement was scheduled to expire on February 25, 2019; however, the term of the Nathanielsz Employment Agreement automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of its intent not to renew. The Nathanielsz Employment Agreement continues in effect as of September 30, 2019. The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually or $205,680 USD) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion. Pursuant to the Nathanielsz Employment Agreement, Mr. Nathanielsz is entitled to an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Company’s board of directors based upon the performance of the Company. On March 16, 2018, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $300,000 AUD ($205,680 USD) to $400,000 AUD ($274,240 USD), effective February 2018.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive part-time employee of the Company since October 2015. Effective February 1, 2018. Mrs. Nathanielsz receives an annual salary of $82,272 and is entitled to customary benefits.

Pursuant to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the three months ended September 30, 2019, a total of $6,749 AUD ($9,845 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance.

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

Pursuant to the approval of the Company’s board of directors, on May 14, 2019, Mr. Nathanielsz was granted a $460,000 AUD ($315,376 USD) bonus for accomplishments achieved while serving as the Company’s Chief Executive Officer during the fiscal year ended June 30, 2019 with $200,000 AUD ($137,120 USD) of such bonus payable by the Corporation to the CEO throughout the Corporation’s 2019 fiscal year as the Corporation’s cash resources allow, with the remaining $260,000 AUD ($178,256 USD) of such bonus to be deferred by the CEO until a future date when the Corporation’s cash resources allow for such payment, as agreed to by the CEO. A total of $90,000 AUD ($64,377 USD) in payments were made in the year ended June 30, 2019. A total of $90,000 AUD ($61,704 USD) in payments were made in the three months ended September 30, 2019, with $280,000 AUD ($188,888 USD) remaining due and payable.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

The 78,000 restricted stock units were valued at the fair value of $4.25 per unit or $331,500 based on the quoted trading price on the date of grant. The 39,000 stock options were valued using a Black-Scholes model with the following assumptions: stock price at valuation date of $4.25 based on quoted trading price on date of grant, exercise price of $4.65, dividend yield of zero, years to maturity of 10.00, a risk free rate of 2.42%, and expected volatility 268% for a total value of $165,747 (see Note 6 – Stockholders’ Deficit).

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

The 39,000 restricted stock units were valued at the fair value of $4.25 per unit or $165,750 based on the quoted trading price on the date of grant. The 19,500 stock options were valued using a Black-Scholes model with the following assumptions: stock price at valuation date of $4.25 based on quoted trading price on date of grant, exercise price of $4.25, dividend yield of zero, years to maturity of 10.00, a risk free rate of 2.42%, and expected volatility 268% for a total value of $82,873 (see Note 6 – Stockholders’ Deficit).

NOTE 9 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through September 30, 2019.

Receivable Concentration

As of September 30, 2019 and June 30, 2019, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

Foreign Operations

As of September 30, 2019 and June 30, 2019, the Company’s operations are based in Camberwell, Australia, however the majority of research and development is being conducted in the European Union.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of September 30, 2019, there has been no activity within this entity.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company had $220,000 of convertible debt, that contain embedded conversion options and is treated as derivative instruments outstanding at September 30, 2019.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at September 30, 2019, the last trading day of the quarter ended September 30, 2019, was $0.81. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at September 30, 2019 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended September 30, 2019)	September 30, 2019
Volatility	279.44%	225.70%
Expected Remaining Term (in years)	1	0.16 - 0.76
Risk Free Interest Rate	1.98%	1.75% –1.91%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2019:

	Balance at September 30, 2019	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$254,308	$—	$—	$254,308
Total	$254,308	$—	$—	$254,308

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(unaudited)

The following is a roll forward for the three months ended September 30, 2019 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2019	$698,264
Initial fair value of embedded conversion option derivative liability recorded as debt discount	75,000
Initial fair value of embedded conversion option derivative liability recorded as expense	80,904
Change in fair value included in statements of operations	(599,860)
Balance at September 30, 2019	$254,308

NOTE 11 – SUBSEQUENT EVENTS

Note Conversions

From July 1, 2019 through the date of this Quarterly Report, the Company issued 141,550 shares of its common stock at an average contractual conversion price of $0.4725, ranging from $0.4140 to $0.5002, as a result of the conversion of principal and interest in the aggregate amount of $66,876 underlying certain outstanding convertible notes converted during such period.

October 1, 2019 GW Holdings Securities Purchase Agreements

Effective October 1, 2019, the Company entered into a securities purchase agreement with GW Holdings, pursuant to which GW Holdings purchased a convertible promissory note (the “October 1, 2019 GW Note”) from the Company in the aggregate principal amount of $131,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GW Holdings any time after the six month anniversary of the October 1, 2019 GW Holdings Note. The transactions contemplated by the GW Holdings Securities Purchase Agreement closed on October 1, 2019. Pursuant to the terms of the GW Holdings Securities Purchase Agreement, Eagle Equities deducted $6,000 from the principal payment due under the October 1, 2019 GW Note, at the time of closing, to be applied to its legal expenses. The Company intends to use the net proceeds from the October 1, 2019 GW Note for general working capital purposes.

The maturity date of the October 1, 2019 GW Holdings is October 1, 2020. The October 1, 2019 GW Holdings Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to GW Holdings in shares of the Company’s common stock; but shall not be payable until the October 1, 2019 GW Holdings Note becomes payable, whether at the maturity date or upon acceleration or by prepayment. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $87,333 put premium.

Additionally, GW Holdings has the option to convert all or any amount of the principal face amount of the October 1, 2019 GW Holdings Note at any time from the date of issuance and ending on the later of the maturity date and the date the Default Amount, which is an amount between 110% and 150% of an amount equal to the then outstanding principal amount of the October 1, 2019 GW Holdings Note plus any interest accrued, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the October 1, 2019 GW Holdings Note shall be equal to a 40% discount of the lowest closing bid price (“Lowest Trading Price”) of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion, including the day upon which a Notice of Conversion is received. Notwithstanding the foregoing, GW Holdings shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by GW Holdings and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock which may be increased up to 9.99% upon 60 days prior written notice by the GW Holdings to the Company.

October 3, 2019 Crown Bridge Securities Purchase Agreements

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, pursuant to which Crown Bridge purchased a convertible promissory note (the “October 3, 2019 Crown Bridge Note”) from the Company in the aggregate principal amount of $108,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Crown Bridge any time from the of issuance of the of the October 3, 2019 Crown Bridge Note. The transactions contemplated by the Crown Bridge Securities Purchase Agreement closed on October 3, 2019. Pursuant to the terms of the Crown Bridge Securities Purchase Agreement, Crown Bridge deducted $5,000 from the principal payment due under the October 3, 2019 Crown Bridge Note, at the time of closing, to be applied to its legal expenses. The Company intends to use the net proceeds from the October 3, 2019 Crown Bridge Note for general working capital purposes.

The maturity date of the October 3, 2019 Crown Bridge is October 3, 2020. The October 3, 2019 Crown Bridge Note bears interest at a rate of 10% per annum, which interest may be paid by the Company to Crown Bridge in shares of the Company’s common stock; but shall not be payable until the October 2019 Crown Bridge Note becomes payable, whether at the maturity date or upon acceleration or by prepayment. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $72,000 put premium.

Additionally, Crown Bridge has the option to convert all or any amount of the principal face amount of the October 3, 2019 Crown Bridge Note at any time from the date of issuance and ending on the later of the maturity date and the date the Default Amount, which is an amount between 110% and 150% of an amount equal to the then outstanding principal amount of the October 3, 2019 Crown Bridge Note plus any interest accrued, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the October 3, 2019 Crown Bridge Note shall be equal to a 40% discount of the lowest closing bid price (“Lowest Trading Price”) of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion, including the day upon which a Notice of Conversion is received. Notwithstanding the foregoing, Crown Bridge shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Crown Bridge and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock which may be increased up to 9.99% upon 60 days prior written notice by the Crown Bridge to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, “Propanc,” the “Company,” “our,” “we” or “us” and similar terms include Propanc Biopharma, Inc. and its wholly owned subsidiary Propanc PPY LTD, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and three months ended September 30, 2019, and our financial conditions at that date, should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).US Dollars are denoted herein by “USD,” “$” and “dollars.”

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

As a result of positive early indications of the anti-cancer effects of our technology, over the last 24 months we have conducted successful pre-clinical studies on PRP. Subject to us receiving sufficient financing, we plan to begin our Investigational Medicinal Product Dossier, study proposal and Investigator’s Brochure in the first half of 2020 calendar year. Our plan is to then commence our study preparation process with the contract research organization, analytical lab and trial site(s) selection and to begin our clinical trial application for PRP (“CTA”) compilation in the third calendar quarter of 2020, and complete the CTA compilation and submit the CTA in the fourth calendar quarter of 2020. In January 2021, we plan to begin the preparation of logistics and trial site initiation visits. Subject to raising additional sufficient capital, we subsequently plan to commence a First-In-Human (FIH), Phase Ib study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP in the fourth calendar quarter of 2020, which study we hope to complete within twelve months thereafter. We intend to develop our PRP to treat early-stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

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

In December 2018, we announced that our foundation patent application has been granted by the Office of the Controller General of Patents, Design and Trademarks, India. The foundation patent, which covers our lead product candidate, PRP, pioneers the discovery of a pharmaceutical composition for treating cancer via a combination of trypsinogen and/or chymotrypsinogen pancreatic proenzymes. As of September 30, 2019, the foundation patent has been granted in the USA, Europe (including Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, the Netherlands, Portugal, Spain, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom), China, Japan, Indonesia, Malaysia, Israel, Australia, New Zealand, Singapore, South Africa, Mexico, Republic of Korea, Hong Kong and more recently, India. It is presently under examination in Canada and Brazil.

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

Results of Operations

For the Three Months Ended September 30, 2019, as compared to the Three Months Ended September 30, 2018

Revenue

For the three months ended September 30, 2019 and 2018 we did not generate any revenue because we are a development-stage healthcare company and are currently undertaking research and development activities in preparation to begin our clinical trials and no sales were generated in this period.

Administration Expenses

Administration expenses increased by approximately $448,800 to $833,414 for the three months ended September 30, 2019, as compared to $384,600 for the three months ended September 30, 2018. This increase is primarily attributable to an increase of approximately $94,600 in stock based expenses for services and share based remuneration of the director’s, an increase of approximately $98,000 in capital raising costs, an increase of approximately $130,300 in investor relations expenses, an increase of approximately $35,200 in general legal expenses, an increase of approximately $28,100 in general consulting and accounting fees, an increase of approximately $37,100 in insurance costs, an increase of approximately $30,400 in corporate communications costs, an increase of approximately $16,000 in travel expenses, and an increase of approximately $35,900 in employee remuneration expense as a result of a new employee and increases in salaries, offset by a decrease in intellectual property legal expenses of approximately $17,500, and a decrease of approximately $9,600 in edgarization fees.

Occupancy Expenses

Occupancy expenses increased by approximately $2,000 to $10,632 for the three months ended September 30, 2019, as compared to $8,078 for the three months ended September 30, 2018. The increase primarily relates a true up adjustment of prior period rent of approximately $2,600 and to the differences in accounting for leases on the adoption of the new “Leases” Accounting Standard ASU 2016-02 offset by the movement in exchange rates over the 3 months ended September 30, 2019.

Research and Development Expenses

Research and development expenses increased by approximately $9,000 to $65,372 for the three months ended September 30, 2019, as compared to $56,193 for the three months ended September 30, 2018. The increase in research and development expenses is primarily attributable to the establishment of a pharmacokinetics method to measure PRP and its active constituents in human serum in preparation for clinical trials. Preparation for commencement of the engineering run and subsequent full scale GMP manufacture of PRP for clinical trials are to be completed, with the process, preparation and small scale manufacture having been completed in the period ended December 31, 2017, which the clinical trials we hope to commence in early 2020 calendar year, if we raise sufficient proceeds via the Equity Line or by raising additional capital. Completed activities include raw material purification and stabilization process development, development of analytical quality assurance and control methods, reproduction runs for raw materials, and preparation of raw materials and finished product specifications for future full scale GMP manufacture of PRP.

Interest Expense/Income

Interest expense increased by approximately $50,700 to $675,225 for the three months ended September 30, 2019, as compared to $624,538 for the three months ended September 30, 2018. Interest expense is primarily comprised of approximately $104,000 of debt discount amortization, interest accrued on convertible notes of approximately $29,200 and approximately $539,000 accretion of debt premium. This increase is primarily attributable to a increase in the issuance of derivative debt resulting in higher amortization of debt discount, along with a increase in issuance of convertible notes with discounted debt features during the quarter ended September 30, 2019.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities increased by approximately $2,490,100 to a gain of $518,956 for the three months ended September 30, 2019, as compared to a loss of $(1,971,116) for the three months ended September 30, 2018. This increase is primarily attributable to the decrease in stock price during the quarter ended September 30, 2019, which resulted in the recognition of gain from change in fair value.

Gain (loss) on Debt Settlements, Net

There were no debt settlements during the three months ended September 30, 2019 and as a result there were no gains or (losses) on settlement of debt during that period, as compared with a gain of $14,421 for the three months ended September 30, 2018.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction loss increased by approximately $254,400 to a loss of $(535,150) for the three months ended September 30, 2019, as compared to a loss of $(280,707) for the three months ended September 30, 2018. The decrease in foreign currency transaction loss is primarily attributable to greater fluctuation in exchange rates in the three months ended September 30, 2019, as compared to the three months ended September 30, 2018. This loss includes the transaction loss from inter company balances.

Net Loss

Net loss decreased by approximately $633,000 to $1,491,940 for the three months ended September 30, 2019, as compared to a net loss of $2,124,936 for the three months ended September 30, 2018. The decrease is primarily attributable an increase in operating loss of approximately $460,500 and a decrease in the gain on extinguishment of debt of approximately $1,186,000, decrease in the loss for change in fair value of derivative of approximately $2,490,000 and receipt of R&D Tax refund of $108,900.

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2019, we had total assets of $197,663, comprised primarily of cash of $96,123, GST tax receivable of $5,874, prepaid expenses and other current assets of $45,838, property and equipment, net, of $7,475 and operating lease right-of-use asset, net of $40,329. This compares with total assets of $101,652 as of June 30, 2019, comprised primarily of cash of $2,394, GST tax receivable of $5,439, prepaid expenses and other current assets of $83,299 and property and equipment, net, of $8,417.

As of September 30, 2019, we had current liabilities of $4,717,234, primarily comprised of net convertible debt of $2,547,085, accrued expenses and accounts payable of $1,495,655, employee benefit liability of $321,139 and embedded conversion option liabilities of $254,308. This compares with current liabilities of $4,402,888, primarily comprised of net convertible debt of $1,657,377, accrued expenses and accounts payable of $1,640,379, employee benefit liability of $323,837 and embedded conversion option liabilities of $698,264, as of June 30, 2019.

We have funded and continue to fund our operations primarily through the issuance of equity and convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants’ expenses and travel expenses.

During the three months ended September 30, 2019 and as of the date of this Quarterly Report, we borrowed gross proceeds of approximately $948,000 from the sale of convertible promissory notes during such period with various maturity dates ranging from July 3, 2020 to August 30, 2020.

We have substantial capital resource requirements and have incurred significant losses since inception. As of September 30, 2019, we had $96,123 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. We intend to continue to use the proceeds of the Equity Line or seek other financing to generate additional cash to fund our operations and business expenses, including research and development. If we are unable to access the Equity Line as described in the notes to our condensed consolidated financial statements included elsewhere in this Quarter Report or obtain additional financing, we believe our current available cash will be insufficient to meet our cash needs for the near future, including for planned clinical trials. We will then need to borrow additional amounts via the issuance of convertible notes on terms similar to the notes described in this Quarterly Report and/or obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations and launch clinical trials. The failure by us to obtain such financing at reasonable terms would have a material adverse effect upon our business and plan of operations, financial condition and results of operations, and adversely affect our ability to complete ongoing activities in connection with our research and development programs, including initiating planned clinical trials.

Sources and Uses of Cash

	For the Three months ended September 30,
	2019	2018
Net cash used in operating activities	$(726,331)	$(419,196)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$865,000	$480,419
Effect of exchange rate changes on cash	$(44,939)	$(42,430)

Net cash used in operating activities was $726,331 for the three months ended September 30, 2019, as compared to $419,196 for the three months ended September 30, 2018. This fluctuation is due to a decrease in accounts payable and accrued expenses of approximately $86,700, along with fluctuations in changes in foreign currency transaction gains and losses, changes related to the valuation of new derivative liabilities and the revaluation of existing derivative liabilities in the three months ended September 30, 2019.

Cash flows provided by financing activities for the three months ended September 30, 2019 were $865,000, net, as compared to $480,419, net for the three months ended September 30, 2018. During the three months ended September 30, 2019, we received proceeds from the sale of convertible promissory notes of $865,000. During the three months ended September 30, 2018, we received proceeds from convertible promissory notes of $480,389 and proceeds form exercise of warrants of $30.

The effect of the exchange rate on cash resulted in a $44,939 negative adjustment to cash flows in the three months ended September 30, 2019, as compared to a negative adjustment of $42,230 to cash flows in the three months ended September 30, 2018. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

Going Concern Qualification

We did not generate any revenue for the three months ended September 30, 2019 and 2018 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds. Management is currently seeking additional funds to operate our business, primarily through the issuance of equity and/or debt securities for cash, including continuing to utilize the Equity Line. No assurance can be given that the Equity Line will continue to be available or other financing will be available or, if available, that it will be in amounts or on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2019:

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

Previously we outsourced the functions that would normally be performed by a principal financial officer to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

We believe that these material weaknesses primarily relate, in part, to the lack of sufficient staff with appropriate training in U.S. GAAP and SEC rules and regulations with respect to financial reporting functions in prior periods, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

Subject to raising sufficient additional capital, we plan to take a number of actions in the future to correct these material weaknesses including, but not limited to, establishing an audit committee of our board of directors comprised of at least two independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. The Company has now hired a qualified part-time Chief Financial Officer and if we receive sufficient capital, we hope to hire more experienced accounting and financial personnel as a further step in building out our accounting department. We will need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CEO and CFO Certifications

Exhibits 31.1 and 31.2 to this Quarterly Report is the Certifications of our Chief Executive Officer and the Chief Financial Officer, respectively. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 4.of this Quarterly Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the section captioned “Risk Factors” of our Annual Report on Form 10-K, filed with the SEC on October 15, 2019. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report.

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

On July 10, 2019, the Company issued 20,454 shares of its common stock at a conversion price of $0.906, as a result of the conversion of principal and interest in the aggregate amount of $18,531 from a certain outstanding convertible note.

On August 8, 2019, the Company issued 29,725 shares of its common stock at a conversion price of $0.798, as a result of the conversion of principal and interest in the aggregate amount of $23,721 from a certain outstanding convertible note.

On August 8, 2019, the Company issued 36,804 shares of its common stock at a conversion price of $0.8113, as a result of the conversion of principal and interest in the aggregate amount of $29,860 from a certain outstanding convertible note.

On September 4, 2019, the Company issued 36,049 shares of its common stock at a conversion price of $0.630, as a result of the conversion of principal and interest in the aggregate amount of $22,711 from a certain outstanding convertible note.

On September 9, 2019, the Company issued 13,360 shares of its common stock at a conversion price of $0.6283, as a result of the conversion of principal and interest in the aggregate amount of $8,394 from a certain outstanding convertible note.

On September 20, 2019, the Company issued 45,547 shares of its common stock at a conversion price of $0.450, as a result of the conversion of principal and interest in the aggregate amount of $20,496 from a certain outstanding convertible note.

During the quarter ended September 30, 2019, the Company issued the 20,000 shares of the Company’s common stock valued at $1.99 per share in the aggregate amount of $39,800 as compensation for services rendered.

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2019, we were in default under certain convertible promissory notes issued to certain noteholders on December 27, 2017, July 13, 2018 and August 29, 2019 for failure to pay an aggregate of $305,749 of principal and accrued interest as of September 30, 2019, subsequent to their maturity dates. We are currently in discussions with such noteholders to extend such maturity dates. See Note 5 – Convertible Notes to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1	8% Convertible Redeemable Note, dated July 3, 2019, issued by the Company to Power Up Lending Group Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 10,2019).

4.2	10% Convertible Redeemable Note dated July 30, 2019, by and between the Company and Odyssey Capital Funding LLC. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 6, 2019).

4.3	Convertible Redeemable Note, issued to Auctus Fund LLC on August 30, 2019 and effective as of September 3, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.4	Common Stock Purchase Warrant for the purchase of up to 450,000 shares of the Company’s common stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.5	Common Stock Purchase Warrant for the purchase of up to 300,000 shares of the Company’s common stock (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.6	Common Stock Purchase Warrant for the purchase of up to 225,000 shares of the Company’s common stock (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.7	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.55 to the Company’s Annual Report on Form 10-K filed on October 15, 2019).

10.1	Securities Purchase Agreement, dated July 3, 2019, by and between the Company and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10,2019).

10.2	Securities Purchase Agreement dated July 30, 2019, by and between the Company and Odyssey Capital Funding LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2019).

10.3†	Securities Purchase Agreement dated August 30, 2019, by and between the Company and Auctus Fund LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

10.4	Registration Rights Agreement dated August 30, 2019, by and between the Company and Auctus Fund LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

10.5	Employment Agreement by and between the Company and Carlo Campiciano dated June 24, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019).

10.6	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K filed on October 15, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: November 14, 2019	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer

PROPANC BIOPHARMA, INC.

Dated: November 14, 2019	By:	/s/ Carlo Campiciano
	Name:	Carlo Campiciano
	Title:	Chief Financial Officer (Principal Accounting Officer)

