Form 10-Q
period 2019-12-31
Propanc Biopharma, Inc.
filed 2020-02-14
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

or

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

n/a

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

Title of each class	Trading Symbol(s)	Name of principal U.S. market on which traded
None	None	None

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

As of February 13, 2020, there were 5,189,370 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at December 31, 2019 (unaudited) and June 30, 2019	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2019 and 2018 (unaudited)	F-3

Condensed Consolidated Statement of Changes in Stockholders’ Deficit for each of the three and six months in the period ended December 31, 2019 and 2018 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2019 and 2018 (unaudited)	F-5

Notes to the condensed consolidated financial statements (unaudited)	F-6

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2019	June 30, 2019
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$12,022	$2,394
GST tax receivable	2,432	5,439
Prepaid expenses and other current assets	6,334	83,299

TOTAL CURRENT ASSETS	20,788	91,132

Security deposit - related party	2,109	2,103
Operating lease right-of-use assets, net - related party	35,391	-
Property and equipment, net	7,137	8,417

TOTAL ASSETS	$65,425	$101,652

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$826,853	$917,337
Accrued expenses and other payables	590,246	723,042
Convertible notes and related accrued interest, net of discounts and premiums	2,934,340	1,657,377
Operating lease liability - current portion - related party	14,216	-
Embedded conversion option liabilities	924,744	698,264
Due to former director - related parties	31,257	31,164
Loans from directors and officer - related parties	52,022	51,867
Employee benefit liability	340,637	323,837

TOTAL CURRENT LIABILITIES	5,714,315	4,402,888

NON-CURRENT LIABILITIES:
Operating lease liability - long-term portion - related party	23,094	-

TOTAL NON-CURRENT LIABILITIES	23,094	-

TOTAL LIABILITIES	$5,737,409	$4,402,888

Commitments and Contingencies (See Note 7)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	$5,000	$5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 and 1 share issued and outstanding as of December 31, 2019 and June 30, 2019, respectively	-	-
Common stock, $0.001 par value; 100,000,000 shares authorized; 2,234,901 and 968,042 shares issued; 2,234,852 and 967,993 outstanding as of December 31, 2019 and June 30, 2019, respectively	2,235	968
Additional paid-in capital	47,766,162	45,713,322
Accumulated other comprehensive income (loss)	1,001,191	1,066,998
Accumulated deficit	(54,400,096)	(51,041,047)
Treasury stock (49 shares)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(5,671,985)	(4,301,236)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$65,425	$101,652

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2019	2018	2019	2018

REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	1,375,971	656,594	2,209,385	1,041,194
Occupancy expenses	7,592	6,449	18,224	14,527
Research and development	37	94,777	65,409	150,970
TOTAL OPERATING EXPENSES	1,383,600	757,820	2,293,018	1,206,691

LOSS FROM OPERATIONS	(1,383,600)	(757,820)	(2,293,018)	(1,206,691)

OTHER INCOME (EXPENSE)
Interest expense	(446,082)	(494,989)	(1,121,307)	(1,119,527)
Interest income	3	23	6	27
Change in fair value of derivative liabilities	(675,024)	39,470	(156,068)	(1,931,646)
Gain (loss) on debt settlements, net	-	(132)	-	14,289
Gain (loss) on extinguishment of debt, net	20,176	(20,355)	20,176	1,165,516
Foreign currency transaction gain (loss)	617,561	(333,205)	82,411	(613,912)
TOTAL OTHER INCOME (EXPENSE)	(483,366)	(809,188)	(1,174,782)	(2,485,253)

LOSS BEFORE TAXES	(1,866,966)	(1,567,008)	(3,467,800)	(3,691,944)

TAX (EXPENSE) BENEFIT	(143)	116,970	108,751	116,970

NET LOSS	$(1,867,109)	$(1,450,038)	$(3,359,049)	$(3,574,974)

BASIC AND DILUTED NET LOSS PER SHARE	$(1.25)	$(41.33)	$(2.64)	$(11.57)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	1,492,757	35,081	1,273,029	309,114

NET LOSS	$(1,867,109)	$(1,450,038)	$(3,359,049)	$(3,574,974)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	(629,494)	358,279	(65,807)	634,495

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(629,494)	358,279	(65,807)	634,495

TOTAL COMPREHENSIVE INCOME (LOSS)	$(2,496,603)	$(1,091,759)	$(3,424,856)	$(2,940,479)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS DEFICIT

FOR EACH OF THE THREE AND SIX MONTHS IN THE PERIODS ENDED DECEMBER 31, 2019 AND 2018

(Unaudited)

	Preferred Stock									Accumulated
	Series A		Series B		Common Stock		Additional			Other	Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income (Loss)	Stockholders’ Deficit

Balance at June 30, 2018	500,000	$5,000	1	$-	92,859	$93	$38,214,213	$(45,282,678)	$(46,477)	$357,929	$(6,751,920)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	258,285	258	1,413,060	-	-	-	1,413,318

Reclassification of premium upon debt conversion	-	-	-	-	-	-	600,209	-	-	-	600,209

Extinguishment of derivative liability associated with convertible notes	-	-	-	-	-	-	1,029,039	-	-	-	1,029,039

Exercise of warrants	-	-	-	-	24	-	30	-	-	-	30

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	276,216	276,216

Net loss for the three months ended September 30, 2018	-	-	-	-	-	-	-	(2,124,936)	-	-	(2,124,936)

Balance at September 30, 2018	500,000	$5,000	1	$-	351,168	$351	$41,256,551	$(47,407,614)	$(46,477)	$634,145	$(5,558,044)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	127,685	128	1,094,972	-	-	-	1,095,100

Issuance of common stock under put premium	-	-	-	-	54,000	54	574,506	-	-	-	574,560

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	708,184	-	-	-	708,184

Issuance of common stock for offering costs	-	-	-	-	7,702	8	298,915	-	-	-	298,923

Issuance of common stock for services	-	-	-	-	6,000	6	68,994	-	-	-	69,000

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	358,279	358,279

Net loss for the three months ended December 31, 2018	-	-	-	-	-	-	-	(1,450,038)	-	-	(1,450,038)

Balance at December 31, 2018	500,000	$5,000	1	$-	546,555	$547	$44,002,122	$(48,857,652)	$(46,477)	$992,424	$(3,904,036)

Balance at June 30, 2019	500,000	$5,000	1	$-	968,042	$968	$45,713,322	$(51,041,047)	$(46,477)	$1,066,998	$(4,301,236)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	181,939	182	123,531	-	-	-	123,713

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	73,235	-	-	-	73,235

Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	375,905	-	-	-	375,905

Issuance of common stock for services	-	-	-	-	20,000	20	39,780	-	-	-	39,800

Stock based compensation in connection with stock option grants and restricted stock unit grants	-	-	-	-	-	-	75,104	-	-	-	75,104

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	563,687	563,687

Net loss for the three months ended September 30, 2019	-	-	-	-	-	-	-	(1,491,940)	-	-	(1,491,940)

Balance at September 30, 2019	500,000	$5,000	1	$-	1,169,981	$1,170	$46,400,877	$(52,532,987)	$(46,477)	$1,630,685	$(4,541,732)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	1,064,920	1,065	218,401	-	-	-	219,466

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	86,970	-	-	-	86,970

Stock based compensation in connection with stock option grants and restricted stock unit grants	-	-	-	-	-	-	75,104	-	-	-	75,104

Stock based compensation in connection with fair value of warrants issued for services	-	-	-	-	-	-	984,810	-	-	-	984,810

Foreign currency translation gain (loss)	-	-	-	-	-	-	-	-	-	(629,494)	(629,494)

Net loss for the three months ended December 31, 2019	-	-	-	-	-	-	-	(1,867,109)	-	-	(1,867,109)

Balance at December 31, 2019	500,000	$5,000	1	$-	2,234,901	$2,235	$47,766,162	$(54,400,096)	$(46,477)	$1,001,191	$(5,671,985)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,359,049)	$(3,574,974)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock and warrants for services	1,024,610	69,000
(Gain) loss on settlements, net	-	(14,289)
Foreign currency transaction loss (gain)	(82,411)	613,912
Depreciation expense	1,270	1,068
Amortization of debt discounts	307,085	303,813
Change in fair value of derivative liabilities	156,068	1,931,646
Gain on extinguishment of debt	(20,176)	(1,237,285)
Stock option and restricted stock expense	150,208	-
Accretion of put premium	698,307	699,230
Changes in Assets and Liabilities:
GST receivable	3,024	(2,757)
Prepaid expenses and other assets	76,990	(53,104)
Accounts payable	(93,233)	(26,388)
Deferred rent	1,921	-
Employee benefit liability	15,829	177,232
Accrued expenses	(134,768)	(51,533)
Accrued interest	111,448	107,643
NET CASH USED IN OPERATING ACTIVITIES	(1,142,877)	(1,056,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	1,130,000	1,054,089
Repayments of convertible promissory notes	-	(219,000)
Proceeds from the issuance of common stock	-	405,773
Fees associated with offering costs	-	(15,000)
Proceeds from the exercise of warrants	-	30
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,130,000	1,225,892

Effect of exchange rate changes on cash	22,505	(62,827)

NET INCREASE IN CASH	9,628	104,617

CASH AT BEGINNING OF PERIOD	2,394	19,921
CASH AT END OF PERIOD	$12,022	$124,538

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$4,467	$8,585
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Reduction of put premium related to conversions of convertible notes	$160,205	$1,308,393
Conversion of convertible notes and accrued interest to common stock	$318,768	$2,508,421
Proceeds receivable from the issuance of common stock	$-	$168,787
Discounts related to warrants issued with convertible notes	$375,904	$-
Deferred financing costs associated with equity purchase agreement	$-	$298,923
Discounts related to derivative liability	$115,000	$50,000
Settlement of accounts payable for shares of common stock	$-	$-
Issue and amortization of common stock and warrants for services	$1,024,610	$69,000
Operating lease right-of-use asset and operating lease liability recorded on adoption of ASC 842	$46,696	$-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of December 31, 2019, there has been no activity within this entity.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to better reflect the Company’s stage of operations and development.

The Company has filed multiple patent applications relating to its lead product, PRP. The first application was filed in October 2010 in each of the countries listed in the table below. This application has been granted and remains in force in the United States, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Turkey, United Kingdom, Australia, China, Hong Kong, Japan, Indonesia, Israel, New Zealand, Singapore, Malaysia, South Africa, Mexico, Republic of Korea and India. In Brazil and Canada, the patent application remains under examination.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

No.	Title	Country	Case Status	Date Filed
1.	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic reduction agent.	USA, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Turkey, United Kingdom, Australia, China, Hong Kong, Japan, Indonesia, Israel, New Zealand, Malaysia, Singapore, Malaysia South Africa, Mexico, Republic of Korea and India	Granted	Oct-22-2010

		Brazil and Canada	Under Examination Divisional applications filed and under examination in Mexico and China

		USA	Divisional application granted

2.	Proenzyme composition	Australia, Canada, China, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, New Zealand, Singapore, South Africa and USA	Application filed and pending	Nov-11-2016

3.	Cancer Treatment	Australia, Canada, China, Europe, Hong Kong, Israel, Japan, Malaysia, New Zealand, Singapore and USA	Application filed and pending	Jan-27-2017

4.	Composition of proenzymes for cancer treatment	Australia, China, Europe, Japan and USA	Application filed and pending	Apr-12-2017

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

On February 4, 2020 the Directors resolved to increase the Common Stock of the Company from 100,000,000 authorized shares to 1,000,000,000 authorized shares and believes that such number of authorized shares of Common Stock will be in the best interests of the Corporation and its stockholders because the Board believes that the availability of more shares of Common Stock for issuance will allow the Corporation greater flexibility in pursuing financing from investors, meeting business needs as they arise, taking advantage of favorable opportunities and responding to a changing corporate environment. The Company filed the necessary documents with the U.S. Securities and Exchange Commission on February 6, 2020 and at the date of this filing the increase in authorized shares to 1,000,000,000 has not yet been effected.

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended December 31, 2019 and 2018 and cash flows for the six months ended December 31, 2019 and 2018 and our financial position at December 31, 2019 have been made. The Company’s results of operations for the three and six months ended December 31, 2019 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2020.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive subsidiary at December 31, 2019.

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

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. For the six months ended December 31, 2019, the Company recognized an exchange loss of approximately $575,700 on intercompany loans made by the parent to the subsidiary which have not been repaid as at December 31, 2019.

As of December 31, 2019 and June 30, 2019, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2019	June 30, 2019
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.7030	0.7153

Average exchange rate for the period
USD : AUD exchange rate	0.6847	0.7009

The exchange rates used to translate amounts in AUD into USD for the period ended December 31, 2018 are: 0.7046 as of the balance sheet date and 0.7248 average exchange rate for that period.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

Change in Accumulated Other Comprehensive Income (Loss) by component during the six months ended December 31, 2019 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2019	$1,066,998
Foreign currency translation loss	(65,807)
Ending balance, December 31, 2019	$1,001,191

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

Also see Note 10 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of December 31, 2019 or June 30, 2019.

Patents

Patents are stated at cost and classified as intangible assets and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any product costs as long as we are in the startup stage. Accordingly, as the Company’s products were and are not currently approved for market, all historical patent costs incurred through December 31, 2019 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

As of December 31, 2019 and June 30, 2019, the Company was owed $2,432 and $5,439, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

DECEMBER 31, 2019

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the six months ended December 31, 2019 and 2018 were $65,409 and $150,970, respectively.

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

During each of the six months ended December 31, 2019 and 2018, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $108,751 and $116,970, respectively, which is reflected as a tax benefit in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. As of December 31, 2019, there were 1,975,059 warrants outstanding, 59,644 stock options and 15 convertible notes payable, which notes are convertible into approximately 10,200,000 shares of the Company’s common stock (based on the closing price on the last trading day of the quarter ended December 31, 2019). Each holder of the notes has agreed to a 4.99% beneficial ownership conversion limitation (subject to certain noteholders’ ability to increase such limitation to 9.99% upon 60 days’ notice to the Company), and each note may not be converted during the first six-month period from the date of issuance. Such securities are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the six months ended December 31, 2019, the Company had no revenues, had a net loss of $3,359,049 and had net cash used in operations of $1,142,877. Additionally, as of December 31, 2019, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $5,693,527, $5,671,985 and $54,400,096, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report.

The condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

NOTE 3 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to director - related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at December 31, 2019 and June 30, 2019 is $31,257 and $31,164, respectively. The Company plans to repay the notes as its cash resources allow.

NOTE 4 – LOANS AND NOTES PAYABLE

Loans from Directors and Officer - Related Parties

Loans from the Company’s directors and officer at December 31, 2019 and June 30, 2019 were $52,022 and $51,867, respectively. The loans bear no interest and are all payable on demand. The Company did not repay any amount on these loans during the six months ended December 31, 2019.

NOTE 5 – CONVERTIBLE NOTES

The Company’s convertible notes outstanding at December 31, 2019 were as follows:

Convertible notes and debenture	$2,016,365
Unamortized discounts	(415,712)
Accrued interest	182,581
Premiums	1,151,106
Convertible notes, net	$2,934,340

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The December 2017 Eagle Note contains an original issue discount of $25,354 such that the purchase price was $507,081. The maturity date of the December 2017 Eagle Note was December 29, 2018. The Company is currently in discussions with Eagle Equities to extend the maturity date. The December 2017 Eagle Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time. The Company has recorded $9,630 of accrued interest for the December 2017 Eagle Note and total principal outstanding as of December 31, 2019 under the December 2017 Eagle Note was $13,865 following conversion of $158,100 of principal and $22,478 of accrued interest during the six months to December 31, 2019.

Eagle Equities has the option to convert all or any amount of the principal face amount of the December 2017 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock as reported on the OTCQB for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $354,956 put premium of which of which $240,313 was released to additional paid in capital following conversion of $360,470 of principal during the fiscal year to June 30, 2019, and a further $105,400 was released to additional paid in capital following conversion of $158,100 of principal during the six months to December 31, 2019.

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

DECEMBER 31, 2019

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

The maturity date of the July 2018 Eagle Note was July 13, 2019. The Company is currently in discussions with Eagle Equities to extend the maturity date. The July 2018 Eagle Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the Note.

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the July 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion, subject to adjustment in certain events. Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The July 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $50,000 put premium. The Company has recorded $14,860 of accrued interest and the total principal outstanding under the July 2018 Eagle Note was $75,000 as of December 31, 2019. The Company had the right to prepay the July 2018 Eagle Note with certain penalties until January 9, 2019. No prepayment was made as of such date. As a result, the July 2018 Eagle Note is now convertible.

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

The maturity date of the August 29, 2018 Eagle Note was August 2019. The Company is currently in discussions with Eagle Equities to extend the maturity date. The August 2018 Eagle Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the August 2018 Eagle Note.

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the August 2018 Eagle Note, at any time, into shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the DTC for any reason, the Conversion Price shall be lowered to 50% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least four times the number of shares issuable upon conversion of the August 2018 Eagle Note for at least 60 days after the issuance of the August 28, 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The August 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $70,000 put premium. The Company has recorded $19,746 of accrued interest and the total principal outstanding under the August 2018 Eagle Note was $105,000 as of December 31, 2019. The Company had the right to prepay the August 2018 Eagle Note with certain penalties until February 25, 2019. No prepayment was made as of such date. As a result, the August 2018 Eagle Note is now convertible.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The maturity date of the October 2018 Eagle Note was October 2, 2019. The October 2018 Eagle Note shall bear interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the October 2018 Eagle Note.

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the October 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion, subject to adjustment in certain events. Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The October 2, 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $140,000 put premium. The Company has recorded $29,227 of accrued interest and the total principal outstanding under the October 2018 Eagle Note was $210,000 as of December 31, 2019. The Company had the right to prepay the October 2018 Eagle Note with certain penalties until December 31, 2019. No prepayment has been made as of such date. As a result, the October 2018 Eagle Note is now convertible.

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

The maturity date of the November 2018 Eagle Note was November 30, 2019. The November 2018 Eagle Note shall bear interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the November 2018 Eagle Note.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the November 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 61% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets Group, Inc. quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the Depository Trust Company for any reason, the Conversion Price shall be lowered to 51% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least two and a half times the number of shares issuable upon conversion of the November 2018 Eagle Note for at least 60 days after the issuance of the November 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The November 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $67,131 put premium. The Company has recorded $10,540 of accrued interest and the total principal outstanding under the November 2018 Eagle Note was $105,000 as of December 31, 2019. The November 2018 Eagle Note may be prepaid with certain penalties by the Company until May 29, 2019. No prepayment has been made as of December 31, 2019.

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

The maturity date of the December 2018 Eagle Note was December 24, 2019. The December 2018 Eagle Note shall bear interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the December 2018 Eagle Note.

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the December 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 61% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets Group, Inc. quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the Depository Trust Company for any reason, the Conversion Price shall be lowered to 51% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least two and a half times the number of shares issuable upon conversion of the December 2018 Eagle Note for at least 60 days after the issuance of the December 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The December 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded an $80,557 put premium. The Company has recorded $10,688 of accrued interest and the total principal outstanding under the November 2018 Eagle Note was $126,000 as of December 31, 2019. The December 2018 Eagle Note may be prepaid with certain penalties until June 22, 2019. No prepayment has been made as of December 31, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above Eagle Equities financing agreements, specifically the December 29, 2017, the July 13, 2018, the August 29, 2018, the October 2, 2018, the November 30, 2018 and the December 24, 2018 agreements was $634,865 as of December 31, 2019 and accrued interest totaled $94,691.

GS Capital Financing Agreements

October 2, 2018 Securities Purchase Agreement

Effective October 2, 2018, the Company entered into a securities purchase agreement with GS Capital, pursuant to which GS Capital purchased two 8% unsecured convertible redeemable notes (the “October 2, 2018 GS Notes”) from the Company in the aggregate principal amount of $212,000, such principal and the interest thereon convertible into shares of the Company’s common stock. The purchase price of $106,000 of the first note (the “October 2018 GS Note”) was paid in cash by GS Capital on October 3, 2018. After payment of certain legal fees and expenses, net proceeds to the Company from the October 2018 GS Note totaled $100,700. The purchase price of $106,000 of the second note (the “October 2, 2018 GS Back End Note”) was initially paid for by GS Capital issuing to the Company an offsetting $106,000 collateralized secured note (the “October 2, 2018 GS Secured Note”). The terms of the October 2018 GS Back End Note require cash funding prior to any conversion thereunder, and such cash funding shall occur on or before June 2, 2019.

Both the October 2, 2018 GS Note and the October 2, 2018 GS Back End Note, which was funded on February 27, 2019, mature on October 2, 2019, upon which any outstanding principal and interest thereon is due and payable. The amounts cash funded plus accrued interest under both the October 2018 GS Note and the October 2018 GS Back End Note are convertibles into shares of the Company’s common stock, at any time after April 2, 2019, at a conversion price for each share of common stock equal to 61% of the lowest closing bid price of the Company’s common stock for the ten prior trading days including the day upon which a notice of conversion is received by the Company from GS Capital, subject to adjustment in certain events. GS Capital shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by GS Capital and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The October 2018 GS Note and the October 2018 GS Back End Note are treated as stock settled debt under ASC 480 and accordingly, the Company recorded a total $67,771 put premium for each note of which $44,690 was released in respect of the October 2018 GS Note in the fiscal year ended June 30, 2019, and a further $22,901 was released in the six months ended December 31, 2019 following full conversion of the October 2018 GS Note resulting from conversion of the remaining principal balance of $35,820 and $2,434 in accrued interest. $31,903 of the put premium was released in respect of the October 2018 GS Back-End Note during the six months to December 31, 2019 following conversion $49,900 of the principal balance.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

The total principal amount outstanding under the October 2018 GS Note, was $35,820 and accrued interest thereunder totaled $7,813 as of June 30, 2019 and was fully converted as of December 31, 2019 (see Note 6 – Stockholders’ Deficit).

The maturity date of the October 2, 2018 GS Back-Note was October 2019. The total principal balance under the October 2018 GS Back-End Note, was $106,000 and accrued interest thereunder totaled $5,715 as of June 30, 2019 and the principal balance was $56,100 and accrued interest totaled $11,814 as of December 31, 2019 (see Note 6 – Stockholders’ Deficit).

The October 2, 2018 GS Notes contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

Consulting Agreement

On August 10, 2017, the Company entered into a consulting agreement, retroactive to May 16, 2017, with a certain consultant, pursuant to which the consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 junior subordinated convertible note. The maturity date of the August 10, 2017 Convertible Note is August 2019.The note accrues interest at a rate of 10% per annum and is convertible into common stock at the lesser of $750 or 65% of the three lowest trades in the ten trading days prior to the conversion. The note was fully earned upon signing the agreement and matures on August 10, 2019. The Company accrued $155,000 related to this expense at June 30, 2017 and recorded the remaining $155,000 related to this expense in fiscal year 2018. Upon an event of default, principal and accrued interest will become immediately due and payable under the note. Additionally, upon an event of default, at the election of the holder, the note would accrue interest at a default interest rate of 18% per annum or the highest rate of interest permitted by law. The consulting agreement had a three-month term and expired on August 16, 2017. An aggregate total of $578,212 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the year ended June 30, 2018, the consultant converted $140,000 of principal and $10,764 of interest. During the year ended June 30, 2019, the consultant converted an additional $161,000 of principal and $19,418 of interest, such that the remaining principal outstanding and accrued interest under this note as of December 31, 2019 was $9,000 and $26,653, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The May 23, 2019 Redstart Holdings Note contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding and accrued interest under the above Redstart Holdings financing agreement, specifically the May 23, 2019 agreement at June 30, 2019 was $133,000 and $1,137 respectively and as of December 31, 2019 total principal amount outstanding and accrued interest totaled $86,400 and $6,322 respectively following conversion of $46,600 of the principal balance during the six months to December 31, 2019. The Company also recorded an amount of $18,266 of debt discount amortization related to the conversions during the six months to December 31, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

The July 3, 2019 Power Up Note contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above Power Up financing agreement, specifically the July 3, 2019 Power Up Note, was $78,000 as of December 31, 2019 and accrued interest of $3,086.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

November 26, 2019 Securities Purchase Agreement

Effective November 26, 2019, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), pursuant to which Power Up purchased a convertible promissory note (the “November 26, 2019 Power Up Note”) from the Company in the aggregate principal amount of $43,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Power Up. The transaction closed on November 22, 2019 and the Company received payment on December 3, 2019 in the amount of $40,000, net of $2,500 paid directly toward legal fees and $500 to Power Up for due diligence fees.

The maturity date of the November 26, 2019 Power Up Note is November 26, 2020. The November 26, 2019, Power Up Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of the Company’s common stock, but shall not be payable until the November 26, 2019 Power Up Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

Additionally, Power Up has the option to convert all or any amount of the principal face amount of the November 26, 2019 Power Up Note, starting on May 24, 2020 and ending on the later of the maturity date or the date the Default Amount, which is an amount equal to 150% of an amount equal to the then outstanding principal amount of the November 26, 2019 Power Up Note plus any interest accrued, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the November 26, 2019 Power Up Note shall be $3.05, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $5.00, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $3.05. In the event Market Price is less than $5.00, the conversion price shall be the Variable Conversion Price. As defined in the November 26, 2019 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. An aggregate total of $52,222 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10 - Derivative Financial Instruments and Fair Value Measurements).

The November 26, 2019 Power Up Note contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above Power Up financing agreement, specifically the November 26, 2019 Power Up Note, was $43,000 as of December 31, 2019 and accrued interest of $329.

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

DECEMBER 31, 2019

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

The July 30, 2019 Odyssey Note contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above Odyssey financing agreement, specifically the July 30, 2019 Odyssey Note, was $320,000 as of December 31, 2019 and accrued interest of $13,464.

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

The maturity date of the August 30, 2019 Auctus Note is August 30, 2020. The August 30, 2019 Auctus Note bears interest at a rate of 10% per annum, but shall not be payable until the August 30, 2019 Auctus Note becomes payable, whether at the maturity date or upon acceleration or by prepayment. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $366,667 put premium. The August 30, 2019 Auctus Note may not be prepaid without the written consent of Auctus. Any amount of principal or interest which is not paid when due shall bear interest at the rate of 24% per annum.

Additionally, Auctus has the option to convert all or any amount of the principal face amount and accrued interest of the August 30, 2019 Auctus Note, at any time following the issue date and ending on the later of the maturity date and the date of payment of the Default Amount, which is an amount equal to 125% of an amount equal to the then outstanding principal amount of the August 30, 2019 Auctus Note (but not less than $15,000) plus any interest accrued from August 30, 2019 at the default interest rate of 24% per annum, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price. Upon the holder’s election to convert accrued interest, default interest or any penalty amounts as stipulated, the Company may elect to pay those amounts in cash. The note may also be prepaid by the Company at any time between the date of issuance and August 13, 2020 at 135% multiplied by the sum of (a) the then outstanding principal amount plus (b) accrued and unpaid interest plus (c) default interests, if any.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

In connection with the issuance of the August 2019 Auctus Note, the Company issued common stock purchase warrants to Auctus to purchase 450,000 shares of the Company’s common stock (the “First Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such First Warrant at an “Exercise Price” of $2.25. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 300,000 shares of the Company’s common stock (the “Second Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Second Warrant at an “Exercise Price” of $3.33. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 225,000 shares of the Company’s common stock (the “Third Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Third Warrant at an “Exercise Price” of $4.50. The First Warrant, Second Warrant, and Third Warrant shall collectively be referred as the “Warrants”. The Warrants have an “Exercise Period” of five years from the date of issuance being August 30, 2019. Under the terms of the Purchase Agreement and the Warrants, the Selling Security Holder may not either convert the Notes nor exercise the Warrants to the extent (but only to the extent) that the Selling Security Holder or any of its affiliates would beneficially own a number of shares of our Common Stock which would exceed 4.99% of our outstanding shares. The Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $375,904 using a simple binomial lattice model (see Note 6).

In connection with the Purchase Agreement, the Company and the Purchaser entered into a Registration Rights Agreement (the “Registration Rights Agreement”). Pursuant to the Registration Rights Agreement, the Company agreed to register the shares of Common Stock underlying the Securities in a Registration Statement with the SEC as well as the Commitment Shares (as defined herein). The Registration Rights Agreement contains customary representations, warranties, agreements and indemnification rights and obligations of the parties.

The Note is subject to customary default provisions and also includes a cross-default provision which provides that a breach or default by the Borrower of any covenant or other term or condition contained in any of the Other Agreements (as defined therein), after the passage of all applicable notice and cure or grace periods, shall, at the option of the Holder, be considered a default under this Note and the Other Agreements. Upon occurrence of any such event, the Holder shall be entitled (but in no event required) to apply all rights and remedies of the Holder under the terms of this Note and the Other Agreements by reason of a default under said Other Agreements or the Note.

The August 30, 2019 Auctus Note contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above Auctus financing agreement, specifically the August 30, 2019 Auctus Note, was $550,000 as of December 31, 2019 and accrued interest of $18,484.

October 1, 2019 GW Holdings Securities Purchase Agreements

Effective October 1, 2019, the Company entered into a securities purchase agreement with GW Holdings, pursuant to which GW Holdings purchased a convertible promissory note (the “October 1, 2019 GW Note”) from the Company in the aggregate principal amount of $131,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GW Holdings any time after the six month anniversary of the October 1, 2019 GW Holdings Note. The transactions contemplated by the GW Holdings Securities Purchase Agreement closed on October 1, 2019. Pursuant to the terms of the GW Holdings Securities Purchase Agreement, Eagle Equities deducted $6,000 from the principal payment due under the October 1, 2019 GW Note, at the time of closing, to be applied to its legal expenses. The Company intends to use the net proceeds of $125,000 from the October 1, 2019 GW Note for general working capital purposes.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

The October 1, 2019 GW Holdings Note contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above GW Holdings financing agreement, specifically the October 1, 2019 GW Holdings Note, was $131,000 as of December 31, 2019 and accrued interest of $2,606.

October 3, 2019 Crown Bridge Securities Purchase Agreements

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, pursuant to which Crown Bridge purchased a convertible promissory note (the “October 3, 2019 Crown Bridge Note”) from the Company in the aggregate principal amount of $108,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Crown Bridge any time from the of issuance of the of the October 3, 2019 Crown Bridge Note. The transactions contemplated by the Crown Bridge Securities Purchase Agreement closed on October 3, 2019. Pursuant to the terms of the Crown Bridge Securities Purchase Agreement, Crown Bridge deducted $3,000 from the principal payment due under the October 3, 2019 Crown Bridge Note, at the time of closing, to be applied to its legal expenses, and there was a $5,000 original issuance discount resulting in $100,000 net proceeds to the Company. The Company intends to use the net proceeds from the October 3, 2019 Crown Bridge Note for general working capital purposes.

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

The October 3, 2019 Crown Bridge Note contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 15% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above Crown Bridge financing agreement, specifically the October 3, 2019 Crown Bridge Note, was $108,000 as of December 31, 2019 and accrued interest of $2,626. The Company recorded approximately $591,000 of debt discounts and $698,000 of put premiums related to the above note issuances during the six months ended December 31, 2019. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

The Company recorded approximately $534,000 of debt discounts and $539,000 of put premiums related to the above note issuances during the six months ended December 31, 2019. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the six months ended December 31, 2019 and 2018 was $307,085 and $303,813, respectively.

See Note 11 – Subsequent Events for information about financing arrangements post December 31, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

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

Of the total preferred shares authorized, 500,000 have been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on December 9, 2014. James Nathanielsz, the Company’s Chief Executive Officer beneficially owns all of the shares of Series A Preferred Stock via North Horizon Pty Ltd., which entitles him, as a holder of Series A Preferred Stock, to vote on all matters submitted or required to be submitted to a vote of the Company’s stockholders, except election and removal of directors, and each share of Series A Preferred Stock entitles him to two votes per share of Series A Preferred Stock. North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer and a director of our Company, has voting and investment power over these shares. 500,000 shares of Series A Preferred Stock are issued and outstanding as of December 31, 2019.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on June 16, 2015, up to five shares have been designated as Series B Preferred Stock (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of December 31, 2019. Mr. Nathanielsz directly beneficially owns such one share of Series B Preferred Stock.

Common Stock:

Shares issued for conversion of convertible debt

During the six months ended December 31, 2019, the Company issued 1,246,859 shares of its common stock at an average contractual conversion price of $0.3575, ranging from $0.067 to $0.906, as a result of the conversion of principal and interest in the aggregate amount of $318,768 underlying certain outstanding convertible notes converted during such period. The total recorded to equity was $343,179. Notes totaling $46,600 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $71,011 resulting in a loss on extinguishment at the time of conversion of $24,411, $44,587 of derivative fair value was recorded as a gain on extinguishment at the time of conversion. The Company reclassified $160,205 in put premiums to additional paid in capital following conversions during the six months ended December 31, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

The Company has 77,292,139 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at December 31, 2019.

Shares issued for services

On July 19, 2019, the Company entered into an agreement with a certain consultant to provide services over a two-month period beginning July 1, 2019 and ending September 1, 2019 in exchange for 20,000 shares of the Company’s common stock. On July 19, 2019, the Company issued the 20,000 shares of the Company’s common stock valued at $1.99 per share; being the closing price of the stock on the date of the agreement, to such consultant, or $39,800, which will be amortized over the term of the agreement. The Company recorded $39,800 of consulting expense with respect to such shares of its common stock during the six months ended December 31, 2019.

Restricted Stock Units

Pursuant to employment agreements dated in May 2019 (see Note 8), the Company granted an aggregate of 78,000 and 39,000 restricted stock unit to the Company’s Chief Executive Officer and Chief Scientific Officer, respectively. The total 117,000 restricted stock units are subject to vesting terms as defined in the employment agreements. The 117,000 restricted stock units were valued at the fair value of $4.25 per unit or $497,240 based on the quoted trading price on the date of grant. During the six months ended December 31, 2019, the Company recognized stock-based compensation of $108,771 related to vested restricted stock units. There were $357,392 unrecognized restricted stock units expense as of December 31, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

On September 10, 2019, the Company entered into an agreement with a certain consultant to provide services over a three-month period beginning September 10, 2019 and ending December 10, 2019 in exchange for 1,000,000 warrants to purchase the Company’s common stock at $2.00 per share with an expiry date of September 10, 2022. The Fair Market Value of the warrants was $984,810 on the date of grant as calculated under the Black Scholes Option Pricing model. The Company recorded $984,810 of share based compensation expenses with respect to the grant of such warrants during the six months ended December 31, 2019.

As of December 31, 2019, there were 1,975,059 warrants outstanding and exercisable with expiration dates commencing May 2020 and continuing through August 2024, with a weighted average exercise price per share of $2.69.

Options:

As of December 31, 2019, the Company had entered into agreements to grant options to purchase 59,644 shares of its common stock, with a weighted average exercise price per share of $76.37.

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

During the six months ended December 31, 2019, the Company recognized stock-based compensation of $41,437 related to vested stock options. There was $196,824 of unvested stock options expense as of December 31, 2019 that will be recognized in future periods.

No stock options were issued during the six months ended December 31, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

A complaint against us, dated September 26, 2019, has been filed by Foley Shechter Ablovatskiy (“Foley Shechter”), our former counsel, seeking $151,031.50 in legal fees, in addition to interest and costs of suit. The Company believes these claims to be unfounded and is vigorously defending itself. To that end, the Company filed a motion to dismiss certain counts of the complaint, with prejudice. That motion remains pending with the Supreme Court of the State of New York, County of New York. Upon resolution of the motion, the Company shall file an answer, together with affirmative defenses and counterclaims. The counterclaims shall include, without limitation, malpractice claims, arising out of Foley Shechter’s grossly negligent mishandling of certain transactions and excessive billing related thereto. Certain amounts related to this claim are included in accounts payable and accrued expenses in the accompanying Financial Statements.

Regal Consulting, LLC (“Regal”) initiated litigation against the Company in Clark County District Court, Nevada. The Court entered a default judgment against the Company on December 17, 2019. However, Regal, through counsel, has agreed to execute a stipulation to vacate the default and proceed with litigation. Regal is demanding approximately $400,000 and 60,000 shares of the Company’s common stock as payment for services that Regal purports to have performed. The Company intends to vigorously defend itself against Regal’s unsubstantiated claims and no loss contingency can be estimated at this time.

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

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company’s parent U.S. entity is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the Accrued expenses and other payable figure in the Balance Sheet. The Company recorded the penalties for all three years during the year ended June 30, 2018 and is negotiating a payment plan. The Company is current on all subsequent filings.

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

Operating Leases

On May 5, 2016, the Company entered into a new five-year operating lease agreement with a Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors, with monthly rent of $3,606 AUD or $2,469 USD, inclusive of GST (See Note 8 – Related Party Transactions).

ROU is summarized below:

December 31, 2019
Office lease ROU	$48,662
Less accumulated reduction	(13,271)
Balance of ROU asset as of December 31, 2019	$35,391

Operating lease liability related to the ROU asset is summarized below:

December 31, 2019
Office lease liability	$48,662
Reduction of lease liability	(11,352)
Total	37,310
Less: current portion	(14,216)
Long term portion of lease liability as of December 31, 2019	$23,094

Future Minimum lease payments under non-cancelable operating lease at December 31, 2019 are as follows:

Remainder Fiscal Year 2020	$15,120
Year 2021	23,119
Total	38,239
Imputed interest	(929)
Total operating lease liability	$37,310

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors. These transactions have included the following:

As of December 31, 2019 and June 30, 2019, the Company owed a current and a former director a total of $52,022 and $51,867, respectively, for money loaned to the Company throughout the years. The total loans balance owed at December 31, 2019 and June 30, 2019 is not interest bearing (See Note 4 – Loans and Notes Payable).

As of December 31, 2019 and June 30, 2019, the Company owed its former director a total of $31,257 and $31,164, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 3 – Due to Former Director – Related Party).

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease has a five-year term and provides for annual rental payments of $42,048 AUD or $28,790 USD, which includes $3,823 AUD or $2,618 USD of goods and service tax for total payments of $210,242 AUD or $143,953 USD during the term of the lease. As of December 31, 2019, total payments of $59,943AUD or $41,044 USD remain on the lease. (See Note 7 – Commitments and Contingencies)

The Company and Mr. Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement was scheduled to expire on February 25, 2019; however, the term of the Nathanielsz Employment Agreement automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of its intent not to renew. The Nathanielsz Employment Agreement continues in effect as of December 31, 2019. The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually or $205,680 USD) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion. Pursuant to the Nathanielsz Employment Agreement, Mr. Nathanielsz is entitled to an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Company’s board of directors based upon the performance of the Company. On March 16, 2018, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $300,000 AUD ($205,680 USD) to $400,000 AUD ($274,240 USD), effective February 2018.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive part-time employee of the Company since October 2015. Effective February 1, 2018. Mrs. Nathanielsz receives an annual salary of $82,272 and is entitled to customary benefits.

Pursuant to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the six months ended December 31, 2019, a total of $21,378 AUD ($14,638 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance.

Pursuant to the approval of the Company’s board of directors, on March 16, 2018, Mr. Nathanielsz was granted a $300,000 AUD ($210,090 USD) bonus for accomplishments achieved while serving as the Company’s Chief Executive Officer during the fiscal year ended June 30, 2018. A total of $80,046 AUD ($56,056 USD) in payments were made in the year ended June 30, 2018. During the nine months ended March 31, 2019, an additional $219,954 AUD ($154,100 USD) was paid. Such bonus was fully paid to Mr. Nathanielsz as of June 30, 2019.

Pursuant to the approval of the Company’s board of directors, on May 14, 2019, Mr. Nathanielsz was granted a $460,000 AUD ($315,376 USD) bonus for accomplishments achieved while serving as the Company’s Chief Executive Officer during the fiscal year ended June 30, 2019 with $200,000 AUD ($137,120 USD) of such bonus payable by the Corporation to the CEO throughout the Corporation’s 2019 fiscal year as the Corporation’s cash resources allow, with the remaining $260,000 AUD ($178,256 USD) of such bonus to be deferred by the CEO until a future date when the Corporation’s cash resources allow for such payment, as agreed to by the CEO. A total of $90,000 AUD ($64,377 USD) in payments were made in the year ended June 30, 2019. A total of $137,620 AUD ($94,228 USD) in payments were made in the six months ended December 31, 2019, with $232,380 AUD ($163,363 USD) remaining due and payable.

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

DECEMBER 31, 2019

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

NOTE 9 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through December 31, 2019.

Receivable Concentration

As of December 31, 2019 and June 30, 2019, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

Foreign Operations

As of December 31, 2019 and June 30, 2019, the Company’s operations are based in Camberwell, Australia, however the majority of research and development is being conducted in the European Union.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of December 31, 2019, there has been no activity within this entity.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company had $216,400 of convertible debt, that contain embedded conversion options and is treated as derivative instruments outstanding at December 31, 2019.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at December 31, 2019, the last trading day of the quarter ended December 31, 2019, was $0.38. Volatility, expected remaining term and risk free interest rates used to estimate the fair value of derivative liabilities at December 31, 2019 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the six months ended December 31, 2019)	December 31, 2019
Volatility	227.82%	227.82%
Expected Remaining Term (in years)	1	00.39 – 0.91
Risk Free Interest Rate	1.59%	1.48% – 1.59%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2019:

	Balance at December 31, 2019	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$924,744	$—	$—	$924,744
Total	$924,744	$—	$—	$924,744

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

The following is a roll forward for the six months ended December 31, 2019 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2019	$698,264
Initial fair value of embedded conversion option derivative liability recorded as debt discount	115,000
Initial fair value of embedded conversion option derivative liability recorded as expense	93,125
Reductions due to conversions	(44,588)
Change in fair value included in statements of operations	62,943
Balance at December 31, 2019	$924,744

NOTE 11 – SUBSEQUENT EVENTS

Note Conversions

From January 1, 2020 through the date of this filing , the Company issued 2,804,424 shares of its common stock at an average contractual conversion price of $0.1654, ranging from $0.0672 to $0.75, as a result of the conversion of principal and interest in the aggregate amount of $267,187 underlying certain outstanding convertible notes converted during such period. Notes totaling $82,500 contained bifurcated embedded conversion option derivatives. Accordingly the fair market value of shares issued was $228,863 resulting in a loss on extinguishment of $146,367. The Company reclassified $410,750 in put premiums to additional paid in capital following conversions from January 1, 2020 through the date of this filing.

Increase in Authorized Common Stock

On February 4, 2020 the Directors resolved to increase the Common Stock of the Company from 100,000,000 authorized shares to 1,000,000,000 authorized shares and believes that such number of authorized shares of Common Stock will be in the best interests of the Corporation and its stockholders because the Board believes that the availability of more shares of Common Stock for issuance will allow the Corporation greater flexibility in pursuing financing from investors, meeting business needs as they arise, taking advantage of favorable opportunities and responding to a changing corporate environment. The Company filed the necessary documents with the U.S. Securities and Exchange Commission on February 6, 2020 and at the date of this filing the increase in authorized shares to 1,000,000,000 has not yet been effected.

January 7, 2020 Power Up Lending Group Securities Purchase Agreement

Effective January 7, 2020, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), pursuant to which Power Up purchased a convertible promissory note (the “January 7, 2020 Power Up Note”) from the Company in the aggregate principal amount of $75,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Power Up. The transaction closed on January 7, 2020 and the Company received payment on January 13, 2020 in the amount of $72,000, net of $2,500 paid directly toward legal fees and $500 to Power Up for due diligence fees.

The maturity date of the January 7, 2020 Power Up Note is January 7, 2021. The January 7, 2020, Power Up Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of the Company’s common stock, but shall not be payable until the January 7, 2020 Power Up Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

Additionally, Power Up has the option to convert all or any amount of the principal face amount of the January 7, 2020 Power Up Note, starting on July 4, 2020 and ending on the later of the maturity date or the date the Default Amount, which is an amount equal to 150% of an amount equal to the then outstanding principal amount of the January 7, 2020 Power Up Note plus any interest accrued, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the January 7, 2020 Power Up Note shall be $3.05, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $5.00, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $3.05. In the event Market Price is less than $5.00, the conversion price shall be the Variable Conversion Price. As defined in the January 7, 2020 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. An aggregate total of $307,400 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

The January 7, 2020 Power Up Note contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

January 7, 2020 Consulting Services Agreement

On February 4, 2020, the Company entered into an agreement with a certain consultant in relation to services provided during the period ended December 31, 2019 whereby the Company agreed to issue 150,000 vested shares of the Company’s common stock to the consultant in satisfaction of those services. On February 4, 2020, the Company issued the 150,000 shares of the Company’s common stock valued at $0.14 per share; being the closing price of the stock on the date of the agreement, to such consultant, or $21,000, which amount was recorded as a share based expense in the financial statements for the six months ended December 31, 2019.

January 13, 2020 Ader Alef Securities Purchase Agreements

Effective January 13, 2020, the Company entered into a securities purchase agreement with Ader Alef, pursuant to which Ader Alef purchased a convertible promissory note (the “January 13, 2020 Ader Alef Note”) from the Company in the aggregate principal amount of $110,250, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Ader Alef any time after the six month anniversary of the January 13, 2020 Ader Alef Note. The January 13, 2020 Ader Alef Note contains an original discount of $5,250. The transactions contemplated by the Ader Alef Securities Purchase Agreement closed on January 13, 2020. Pursuant to the terms of the Ader Alef Securities Purchase Agreement, Ader Alef deducted $5,000 from the principal payment due under the January 13, 2020 Ader Alef Note at the time of closing, to be applied to its legal expenses and the Company received net cash proceeds of $100,000 on January 15, 2020. The Company intends to use the net proceeds from the January 13, 2020 Ader Alef Note for general working capital purposes.

The maturity date of the January 13, 2020 Ader Alef is January 13, 2021. The January 13, 2020 Ader Alef Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Ader Alef in shares of the Company’s common stock; but shall not be payable until the January 13, 2020 Ader Alef Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

Additionally, Ader Alef has the option to convert all or any amount of the principal face amount of the January 13, 2020 Ader Alef Note at any time from the date of issuance and ending on the later of the maturity date and the date the Default Amount, which is an amount between 112% and 135% of an amount equal to the then outstanding principal amount of the January 13, 2020 Ader Alef Note plus any interest accrued, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the January 13, 2020 Ader Alef Note during the first 6 months the January 13, 2020 Ader Alef Note is in effect shall be fixed at $2.50 and thereafter shall be equal to a 35% discount of the lowest closing bid price (“Lowest Trading Price”) of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion, including the day upon which a Notice of Conversion is received. Notwithstanding the foregoing, Ader Alef shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Ader Alef and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock which may be increased up to 9.99% upon 60 days prior written notice by the Ader Alef to the Company. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $59,365 put premium.

The January 13, 2020 Ader Alef Note contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

January 22, 2020 GS Capital Securities Purchase Agreements

Effective January 22, 2020, the Company entered into a securities purchase agreement with GS Capital, pursuant to which GS Capital purchased a convertible promissory note (the “January 22, 2020 GS Note”) from the Company in the aggregate principal amount of $58,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GS Capital any time after the six month anniversary of the January 22, 2020 GS Capital Note. The January 22, 2020 GS Note contains an original discount of $3,500. The transactions contemplated by the GS Capital Securities Purchase Agreement closed on January 22, 2020. Pursuant to the terms of the GS Capital Securities Purchase Agreement, GS Capital deducted $2,500 from the principal payment due under the January 22, 2020 GW Note, at the time of closing, to be applied to its legal expenses and received net cash proceeds of $52,000 on January 28, 2020. The Company intends to use the net proceeds from the January 22, 2020 GW Note for general working capital purposes.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

(unaudited)

The maturity date of the January 22, 2020 GS Capital is January 22, 2021. The January 22, 2020 GS Capital Note bears interest at a rate of 10% per annum, which interest may be paid by the Company to GS Capital in shares of the Company’s common stock; but shall not be payable until the January 22, 2020 GS Capital Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

Additionally, GS Capital has the option to convert all or any amount of the principal face amount of the January 22, 2020 GS Capital Note at any time from the date of issuance and ending on the later of the maturity date and the date the Default Amount, which is an amount between 112% and 130% of an amount equal to the then outstanding principal amount of the January 22, 2020 GS Capital Note plus any interest accrued, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the January 22, 2020 GS Capital Note shall be equal to a 40% discount of the lowest closing bid price (“Lowest Trading Price”) of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion, including the day upon which a Notice of Conversion is received. Notwithstanding the foregoing, GS Capital shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by GS Capital and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock which may be increased up to 9.99% upon 60 days prior written notice by the GS Capital to the Company. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $38,667 put premium.

The January 22, 2020 GS Note contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, “Propanc,” the “Company,” “our,” “we” or “us” and similar terms include Propanc Biopharma, Inc. and its wholly owned subsidiary Propanc PTY LTD, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and six months ended December 31, 2019, and our financial conditions at that date, should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).US Dollars are denoted herein by “USD,” “$” and “dollars.”

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

Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks and uncertainties discussed in Item 1A. Risk Factors of this Quarterly Report, section captioned “Risk Factors” of our Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on January 24, 2020, and matters described in this Quarterly Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report will in fact occur. We caution you not to place undue reliance on these forward-looking statements. In addition to the information expressly required to be included in this Quarterly Report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading. All subsequent written and oral forward-looking statements attributable to our Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. All forward-looking statements included in this Quarterly Report are made only as of the date of this report or as indicated. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Recent Developments

Business Developments

In August 2019, we announced that we have developed a method to quantify the active ingredients of our lead product candidate, PRP, in preparation for the company’s First-In-Human (“FIH”) study, planned for 2020. The work was conducted by Propanc’s research partner based in Berlin, Germany, who has extensive experience in the development of functional assays for unique bio-therapeutics. This bioanalytical method development and validation plays a significant role in evaluation and interpretation of the systemic absorption of PRP in clinical studies including its distribution, and clinical effects throughout the body. The development of the bioanalytical assay is also an important step for the clinical development of PRP, as Propanc evaluates sites to conduct the FIH study in advanced cancer patients, such as the Peter Mac Center, Australia’s largest cancer hospital, which has significant experience in early stage clinical development. Validation of the bioanalytical method will be undertaken in 2020.

In November 2019, we announced today that our POP1 research and drug discovery program has made significant advancements towards producing synthetic versions of the two proenzymes, trypsinogen and chymotrypsinogen. With the aim of producing large quantities of trypsinogen and chymotrypsinogen for commercial use, exhibiting minimal variation between lots and without sourcing the proenzymes from animals, the Company is undertaking a challenging research project in collaboration with the universities of Jaén and Granada. The two active ingredients are currently naturally derived from animal sources, which combine to form our lead product candidate, PRP. Our vision is to produce a backup product candidate to PRP which can further stabilize and enhance the effects of the proenzymes when administered to patients. At the research laboratories at the universities of Jaén and Granada, scientific researchers are in the process of optimizing conditions to achieve high titers of recombinant trypsinogen and chymotrypsinogen with this expression system.

In January 2020, we announced that a Certificate for Advance Overseas Finding was received from the Board of Innovation and Science Australia to receive up to a 43.5% “cash back” benefit from overseas R&D expenses. The finding relates to the planned Phase 1 clinical trial – Multiple Ascending Dose Studies of proteolytic proenzymes for the treatment of pancreatic cancer. Overseas activities to be undertaken include the development of an analytical assay for the quantification of active pharmaceutical ingredients in the Company’s lead product candidate, PRP, and its manufacture of the finished product for the Phase 1 clinical trial.

Financing Activities

The Company entered into a Securities Purchase Agreement whereby an investor (the “First Investor”) purchased from the Company, for a purchase price of $75,000 (the “First Investor Purchase Price”) a Convertible Redeemable Promissory Note, in the principal amount of $75,000 (the “First Note”). The First Investor Purchase Price was funded to the Company on January 13, 2020. The First Note is due and payable on January 6, 2021 (the “First Investor Maturity Date”) and entitles the holder to 8% interest per annum (the “First Investor Interest Rate”). The First Note may be converted into shares of the Company’s common stock at any time during the period beginning on the date that is one hundred eighty (180) days following the date of issuance and ending on the later of (i) the First Investor Maturity Date and (ii) the date of payment of the default amount, as defined therein.

The Company entered into a Securities Purchase Agreement whereby a second investor (the “Second Investor”) purchased from the Company, for a purchase price of $105,000 (the “Second Purchase Price”) a Convertible Redeemable Promissory Note, in the principal amount of $110,250 (the “Second Note”). The Second Purchase Price was funded to the Company on January 13, 2020. The Second Note is due and payable on January 13, 2021 (the “Second Maturity Date”) and entitles the holder to 8% interest per annum (the “Interest Rate”). The Second Note may be converted into shares of the Company’s common stock at any time during the period beginning on the date of issuance and ending on the later of (i) the Second Maturity Date and (ii) the date of payment of the default amount, as defined therein.

The Company entered into a Securities Purchase Agreement whereby a third investor (the “Third Investor”) purchased from the Company, for a purchase price of $54,500 (the “Third Purchase Price”) a Convertible Redeemable Promissory Note, in the principal amount of $58,000 (the “Third Note”). The Third Purchase Price was funded to the Company on January 22, 2020. The Third Note is due and payable on January 22, 2021 (the “Third Maturity Date”) and entitles the holder to 10% interest per annum (the “Interest Rate”). The Third Note may be converted into shares of the Company’s common stock at any time during the period beginning on the date of issuance and ending on the later of (i) the Third Maturity Date and (ii) the date of payment of the default amount, as defined therein.

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

Results of Operations

For the Three Months Ended December 31, 2019, as compared to the Three Months Ended December 31, 2018

Revenue

For the three months ended December 31, 2019 and 2018 we did not generate any revenue because we are a development-stage healthcare company and are currently undertaking research and development activities in preparation to begin our clinical trials and no sales were generated in this period.

Administration Expenses

Administration expenses increased by approximately $719,400 to $1,375,970 for the three months ended December 31, 2019, as compared to $656,594 for the three months ended December 31, 2018. This increase is primarily attributable to an increase of approximately $990,900 in stock based expenses for services, an increase of approximately $22,800 in capital raising costs, an increase in general consulting and accountancy fee of approximately $11,000, an increase in insurance expense of approximately $34,300 an increase of approximately $7,300 in market research expense and an increase of approximately $22,300 in employee remuneration expense as a result of a new employee and increases in salaries, offset by an decrease in investor relations based expense of approximately $100,900, a decrease of approximately $103,900 in general legal and intellectual property legal expense, a decrease of approximately $15,200 in compliance expense and a decrease of $6,300 in travel expense and a decrease of approximately $173,100 in employee leave accruals which is a result of an adjustment of approximately $173,000 to employee leave accruals in the three months ended December 31, 2018 in order to comply with Australian leave entitlements.

Occupancy Expenses

Occupancy expenses increase by approximately $1,100 to $7,592 for the three months ended December 31, 2019, as compared to $6,449 for the three months ended December 31, 2018. The increase primarily relates to rent adjustment on under paid rent of $1,100 in the three months ended December 31, 2019.

Research and Development Expenses

Research and development expenses decreased by approximately $94,700 to $37 for the three months ended December 31, 2019, as compared to $94,777 for the three months ended December 31, 2018. The decrease in research and development expenses is primarily attributable to completion of process development activities and preparation for commencement of the engineering run and subsequent full scale GMP manufacture of PRP for clinical trials, with the process, preparation and small scale manufacture having been completed in the period ended December 31, 2017, which the clinical trials we hope to commence in 2020 calendar year, if we raise sufficient proceeds by raising additional capital.  Completed activities include raw material purification and stabilization process development, development of analytical quality assurance and control methods, reproduction runs for raw materials, and preparation of raw materials and finished product specifications for future full scale GMP manufacture of PRP.

Interest Expense/Income

Interest expense has decreased by approximately $48,900 to $446,082 for the three months ended December 31, 2019, as compared to $494,989 for the three months ended December 31, 2018. Interest expense is primarily comprised of approximately $202,700 of debt discount amortization and approximately $159,300 accretion of debt premium. This increase is primarily attributable to a decrease in the issuance of derivative debt resulting in lower amortization of debt discount, along with a decrease in issuance of convertible notes with discounted debt features during the quarter ended December 31, 2019.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decrease by approximately $714,494 to a loss of $(675,024) for the three months ended December 31, 2019, as compared to a gain of $39,470 for the three months ended December 31, 2018. This decrease is primarily attributable to an increase in the volatility of the prices of our shares of common stock along with a decrease in stock price during the quarter ended December 31, 2019, which resulted in the recognition of a smaller loss from change in fair value.

Gain (loss) on Debt Settlements, Net

There were no debt settlements during the three months ended December 31, 2019 and as a result there were no gains or (losses) on settlement of debt during that period, as compared with a loss of $(132) for the three months ended December 31, 2018.

Gain (loss) on Extinguishment of Debt, net

During the three months ended December 31, 2019, notes totaling $46,600 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $71,011 resulting in a loss on extinguishment at the time of conversion of $24,411, $44,587 of derivative fair value was recorded as a gain on extinguishment at the time of conversion for a net gain of $20,176. During the three months ended December 31, 2018, the Company repaid two convertible notes which were treated as derivative instruments, incurred penalties of $71,772 and recorded a gain on the removal of the derivatives of $51,417 which resulted in a loss on extinguishment of $20,355.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain (loss) decreased by approximately $950,800 to a gain of $617,561 for the three months ended December 31, 2019, as compared to a loss of $(333,205) for the three months ended December 31, 2018. The decrease in foreign currency transaction loss is primarily attributable to greater fluctuation in exchange rates in the three months ended December 31, 2019, as compared to the three months ended December 31, 2018.

Net Loss

Net loss increased by approximately $417,000 to $1,867,109 for the three months ended December 31, 2019, as compared to a net loss of $(1,450,038) for the three months ended December 31, 2018. The increase is primarily attributable an increase in operating loss of approximately $625,780.

For the Six Months Ended December 31, 2019, as compared to the Six Months Ended December 31, 2018

Revenue

For the six months ended December 31, 2019 and 2018 we did not generate any revenue because we are a development-stage healthcare company and are currently undertaking research and development activities in preparation to begin our clinical trials and no sales were generated in this period .

Administration Expenses

Administration expenses increased by approximately $1,168,200 to $2,209,385 for the six months ended December 31, 2019, as compared to $ $1,041,194 for the six months ended December 31, 2018. This increase is primarily attributable to an increase of approximately $1,105,800 in stock based expenses for services, an increase of approximately $120,900 in capital raising costs, an increase in general consulting and accountancy fee of approximately $39,100, an increase in insurance expense of approximately $71,400 an increase of approximately $37,850 in marketing and market research expense, an increase of $9,700 in travel expense and an increase of approximately $26,600 in employee remuneration expense as a result of a new employee and increases in salaries, an increase in investor relations based expense of approximately $20,700, offset by a decrease of approximately $86,100 in general legal and intellectual property legal expense, a decrease of approximately $24,800 in compliance expense and a decrease of approximately $167,600 in employee leave accruals which is a result of an adjustment of approximately $173,000 to employee leave accruals in the six months ended December 31, 2018 in order to comply with Australian leave entitlements.

Occupancy Expenses

Occupancy expenses increase by approximately $3,700 to $18,224 for the six months ended December 31, 2019, as compared to $14,527 for the six months ended December 31, 2018. The increase primarily relates to rent adjustment on under paid rent of $2,200 and property taxed of $1,500 in the six months ended December 31, 2019.

Research and Development Expenses

Research and development expenses decreased by approximately $85,600 to $65,409 for the six months ended December 31, 2019, as compared to $150,970 for the six months ended December 31, 2018. The decrease in research and development expenses is primarily attributable to completion of process development activities and preparation for commencement of the engineering run and subsequent full scale GMP manufacture of PRP for clinical trials, with the process, preparation and small scale manufacture having been completed in the period ended December 31, 2017, which the clinical trials we hope to commence in 2020 calendar year, if we raise sufficient proceeds by raising additional capital.  Completed activities include raw material purification and stabilization process development, development of analytical quality assurance and control methods, reproduction runs for raw materials, and preparation of raw materials and finished product specifications for future full scale GMP manufacture of PRP.

Interest Expense/Income

Interest expense has decreased by approximately $1,800 to $1,121,307 for the six months ended December 31, 2019, as compared to $1,119,527 for the six months ended December 31, 2018. Interest expense is primarily comprised of approximately $307,000 of debt discount amortization and approximately $698,300 accretion of debt premium. This increase is primarily attributable to a decrease in the issuance of derivative debt resulting in lower amortization of debt discount, along with a decrease in issuance of convertible notes with discounted debt features during the quarter ended December 31, 2019.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decrease by approximately $1,775,600 to a loss of $(156,068) for the six months ended December 31, 2019, as compared to a loss of $(1,931,646) for the six months ended December 31, 2018. This decrease is primarily attributable to an increase in the volatility of the prices of our shares of common stock along with a decrease in stock price during the quarter ended December 31, 2019, which resulted in the recognition of a smaller loss from change in fair value.

Gain (loss) on Debt Settlements, Net

There were no debt settlements during the six months ended December 31, 2019 and as a result there were no gains or (losses) on settlement of debt during that period, as compared with a gain of $14,289 for the six months ended December 31, 2018.

Gain (loss) on Extinguishment of Debt, net

During the six months ended December 31, 2019, notes totaling $46,600 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $71,011 resulting in a loss on extinguishment at the time of conversion of $24,411, $44,587 of derivative fair value was recorded as a gain on extinguishment at the time of conversion for a net gain of $20,176. During the six months ended December 31, 2018, the Company repaid three convertible notes which were treated as derivative instruments, incurred penalties of $92,134 and recorded a gain on the removal of the derivatives of $897,924.  Additionally, the company issued shares of common stock with a value of $1,335,047 which resulted in a gain on extinguishment of $359,726 as the note and derivative fair value exceeded the fair value of shares converted.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain (loss) decreased by approximately $696,300 to a gain of $82,411 for the six months ended December 31, 2019, as compared to a loss of $(613,912) for the six months ended December 31, 2018. The decrease in foreign currency transaction loss is primarily attributable to greater fluctuation in exchange rates in the six months ended December 31, 2019, as compared to the six months ended December 31, 2018. This transaction loss includes the loss from intercompany balances.

Net Loss

Net loss increased by approximately $215,900 to $3,359,049 for the six months ended December 31, 2019, as compared to a net loss of $(3,574,974) for the six months ended December 31, 2018. The increase is primarily attributable an increase in operating loss of approximately $1,086,300 and a decrease in the gain on extinguishment of debt of approximately $1,145,300 decrease in the loss for change in fair value of derivative of approximately $(1,775,600).

Liquidity and Capital Resources

Current Financial Condition

As of December 31, 2019, we had total assets of $65,425, comprised primarily of cash of $12,022, GST tax receivable of $2,432, prepaid expenses and other current assets of $6,334, property and equipment, net, of $7,137, and operating lease right of use asset, net, $35,391. This compares with total assets of $101,652 as of June 30, 2019, comprised primarily of cash of $2,394, GST tax receivable of $5,439, prepaid expenses and other current assets of $83,299, and property and equipment, net, of $8,417.

We had current liabilities of $5,714,315, primarily comprised of net convertible debt of $2,934,340, accounts payable and accrued expenses of $1,417,099 and embedded conversion option liabilities of $924,744, as of December 31, 2019. This compares with current liabilities as of June 30, 2019, of $4,402,888, primarily comprised of net convertible debt of $1,657,377, accounts payable and accrued expenses of $1,640,379, employee benefit liability of $323,837 and embedded conversion option liabilities of $698,264.

We had non-current liabilities of $23,094, comprised of operating lease liability of $23,904, as of December 31, 2019. This compares with non-current liabilities as of June 30, 2019, of $Nil.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the six months ended December 31, 2019, we borrowed gross amounts of approximately $1,230,000 from the sale of convertible promissory notes during such period with various maturity dates ranging from July 3, 2020 to November 26, 2020.

We have substantial capital resource requirements and have incurred significant losses since inception. As of December 31, 2019, we had $12,022 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the Six months ended December 31,
	2019	2018
Net cash used in operating activities	$(1,142,877)	$(1,056,786)
Net cash used in investing activities	$-	$(1,662)
Net cash provided by financing activities	$1,130,000	$1,225,892
Effect of exchange rate changes on cash	$22,505	$(62,827)

Net cash used in operating activities was $1,142,877 for the six months ended December 31, 2019, as compared to $1,056,786 for the six months ended December 31, 2018. This fluctuation is due to a decrease in accounts payable and accrued expenses of approximately $57,600 and a decrease in employment related liabilities of approximately $32,100, along with fluctuations in changes in foreign currency transaction gains and losses, changes related to the valuation of new derivative liabilities and the revaluation of existing derivative liabilities in the six months ended December 31, 2019.

Cash flows provided by financing activities for the six months ended December 31, 2019 were $1,130,000, as compared to $1,225,892 for the six months ended December 31, 2018. The $1,130,000 resulted from the issue of $1,230,000 of convertible notes net of $100,000 in issue costs.

The effect of the exchange rate on cash resulted in a $22,505 positive adjustment to cash flows in the six months ended December 31, 2019, as compared to a negative adjustment of $62,827 to cash flows in the six months ended December 31, 2018. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

Going Concern Qualification

We did not generate any revenue for the quarters ended December 31, 2019 and 2018 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2019 and 2018. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds. Management is currently seeking additional funds to operate our business, primarily through the issuance of equity and/or debt securities for cash. No assurance can be given that financing will be available or, if available, that it will be in amounts or on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2019:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

A complaint against us, dated September 26, 2019, has been filed by Foley Shechter Ablovatskiy (“Foley Shechter”), our former counsel, seeking $151,031.50 in legal fees, in addition to interest and costs of suit. The Company believes these claims to be unfounded and is vigorously defending itself. To that end, the Company filed a motion to dismiss certain counts of the complaint, with prejudice. That motion remains pending with the Supreme Court of the State of New York, County of New York. Upon resolution of the motion, the Company shall file an answer, together with affirmative defenses and counterclaims. The counterclaims shall include, without limitation, malpractice claims, arising out of Foley Shechter’s grossly negligent mishandling of certain transactions and excessive billing related thereto. Certain amounts related to this claim are included in accounts payable and accrued expenses in the accompanying Financial Statements.

Regal Consulting, LLC (“Regal”) initiated litigation against the Company in Clark County District Court, Nevada. The Court entered a default judgment against the Company on December 17, 2019. However, Regal, through counsel, has agreed to execute a stipulation to vacate the default and proceed with litigation. Regal is demanding approximately $400,000 and 60,000 shares of the Company’s common stock as payment for services that Regal purports to have performed. The Company intends to vigorously defend itself against Regal’s unsubstantiated claims and no loss contingency can be estimated at this time.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the factors discussed in the section captioned “Risk Factors” of our Annual Report on Form S-1, filed with the SEC on January 24, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended December 31, 2019 that were not previously disclosed in a Current Report on Form 8-K or Annual Report on Form 10-K.

Item 3. Defaults Upon Senior Securities.

As of December 31, 2019, we were in default under certain convertible promissory notes issued to certain noteholders  on December 27, 2017, July 13, 2018, August 29, 2018, October 2, 2018, November 30, 2018, December 24, 2018, August 10, 2018, February 27, 2019 for failure to pay an aggregate of $833,122 of principal and accrued interest as of December 31, 2019, subsequent to their maturity dates. We are currently in discussions with such noteholders to extend such maturity dates. See Note 5 – Convertible Notes to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

4.1	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.55 to the Company’s Annual Report on Form 10-K filed on October 15, 2019).

4.2	Form of First Convertible Redeemable Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 17, 2020).

4.3	Form of Second Convertible Redeemable Promissory Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 17, 2020).

10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K filed on October 15, 2019).

10.2	Form of First Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2020).

10.3	Form of Second Securities Purchase Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 17, 2020).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: February 14, 2020	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Carlo Campiciano
	Name:	Carlo Campiciano
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

