Form 10-Q
period 2020-03-31
Propanc Biopharma, Inc.
filed 2020-05-15
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

As of May 11, 2020, there were 47,086,442 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at March 31, 2020 (unaudited) and June 30, 2019	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2020 and 2019 (unaudited)	F-3

Condensed Consolidated Statement of Changes in Stockholders’ Deficit for each of the three and nine months in the period ended March 31, 2020 and 2019 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2020 and 2019 (unaudited)	F-5

Notes to the condensed consolidated financial statements (unaudited)	F-6

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	June 30, 2019
	(Unaudited)

ASSETS

CURRENT ASSETS:
Cash	$26,957	$2,394
GST tax receivable	4,543	5,439
Prepaid expenses and other current assets	-	83,299

TOTAL CURRENT ASSETS	31,500	91,132

Security deposit - related party	1,831	2,103
Operating lease right-of-use assets, net - related party	24,959	-
Property and equipment, net	5,648	8,417

TOTAL ASSETS	$63,938	$101,652

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,005,700	$917,337
Accrued expenses and other payables	470,847	723,042
Convertible notes and related accrued interest, net of discounts and premiums	2,711,173	1,657,377
Operating lease liability - current portion - related party	7,290	-
Embedded conversion option liabilities	318,368	698,264
Due to former director - related parties	27,131	31,164
Loans from directors and officer - related parties	45,155	51,867
Employee benefit liability	305,136	323,837

TOTAL CURRENT LIABILITIES	4,890,800	4,402,888

NON-CURRENT LIABILITIES:
Operating lease liability - long-term portion - related party	20,045	-

TOTAL NON-CURRENT LIABILITIES	20,045	-

TOTAL LIABILITIES	$4,910,845	$4,402,888

Commitments and Contingencies (See Note 7)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares authorized; 500,000 and 500,000 shares issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	$5,000	$5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 and 1 share issued and outstanding as of March 31, 2020 and June 30, 2019, respectively	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 18,481,459 and 968,042 shares issued; 18,481,410 and 967,993 outstanding as of March 31, 2020 and June 30, 2019, respectively	18,481	968
Additional paid-in capital	48,879,086	45,713,322
Accumulated other comprehensive income	3,282,760	1,066,998
Accumulated deficit	(56,985,758)	(51,041,047)
Treasury stock (49 shares)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(4,846,908)	(4,301,236)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$63,938	$101,652

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2020	2019	2020	2019

REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	542,093	511,822	2,751,478	1,553,016
Occupancy expenses	7,591	7,248	25,815	21,775
Research and development	57,484	52,655	122,893	203,625
TOTAL OPERATING EXPENSES	607,168	571,725	2,900,186	1,778,416

LOSS FROM OPERATIONS	(607,168)	(571,725)	(2,900,186)	(1,778,416)

OTHER INCOME (EXPENSE)
Interest expense	(384,804)	(189,809)	(1,506,111)	(1,309,336)
Interest income	137	2	143	29
Change in fair value of derivative liabilities	454,442	16,666	298,374	(1,914,980)
Gain (loss) on debt settlements, net	-	(89)	-	14,200
Gain (loss) on extinguishment of debt, net	60,835	38,726	81,011	1,204,242
Foreign currency transaction gain (loss)	(2,135,421)	125,099	(2,053,010)	(488,813)
TOTAL OTHER INCOME (EXPENSE)	(2,004,811)	(9,405)	(3,179,593)	(2,494,658)

LOSS BEFORE TAXES	(2,611,979)	(581,130)	(6,079,779)	(4,273,074)

TAX (EXPENSE) BENEFIT	26,317	(726)	135,068	116,244

NET LOSS	$(2,585,662)	$(581,856)	$(5,944,711)	$(4,156,830)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.35)	$(0.89)	$(1.79)	$(9.87)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	7,413,551	650,513	3,312,400	421,252

NET LOSS	$(2,585,662)	$(581,856)	$(5,944,711)	$(4,156,830)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	2,281,569	(115,567)	2,215,762	518,928

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	2,281,569	(115,567)	2,215,762	518,928

TOTAL COMPREHENSIVE INCOME (LOSS)	$(304,093)	$(697,423)	$(3,728,949)	$(3,637,902)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR EACH OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2020 and 2019
(Unaudited)

										Accumulated
	Preferred Stock									Other
	Series A		Series B		Common Stock		Additional			Comprehensive	Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Income (Loss)	Stockholders’ Deficit

Balance at June 30, 2018	500,000	$5,000	1	$-	92,859	$93	$38,214,213	$(45,282,678)	$(46,477)	$357,929	$(6,751,920)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	258,285	258	1,413,060	-	-	-	1,413,318

Reclassification of premium upon debt conversion	-	-	-	-	-	-	600,209	-	-	-	600,209

Extinguishment of derivative liability associated with convertible notes	-	-	-	-	-	-	1,029,039	-	-	-	1,029,039

Exercise of warrants	-	-	-	-	24	-	30	-	-	-	30

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	276,216	276,216

Net loss for the three months ended September 30, 2018	-	-	-	-	-	-	-	(2,124,936)	-	-	(2,124,936)

Balance at September 30, 2018	500,000	5,000	1	-	351,168	351	41,256,551	(47,407,614)	(46,477)	634,145	(5,558,044)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	127,685	128	1,094,972	-	-	-	1,095,100

Issuance of common stock under put premium	-	-	-	-	54,000	54	574,506	-	-	-	574,560

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	708,184	-	-	-	708,184

Issuance of common stock for offering costs	-	-	-	-	7,702	8	298,915	-	-	-	298,923

Issuance of common stock for services	-	-	-	-	6,000	6	68,994	-	-	-	69,000

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	358,279	358,279

Net loss for the three months ended December 31, 2018	-	-	-	-	-	-	-	(1,450,038)	-	-	(1,450,038)

Balance at December 31, 2018	500,000	5,000	1	-	546,555	547	44,002,122	(48,857,652)	(46,477)	992,424	(3,904,036)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	140,673	141	583,190	-	-	-	583,331

Issuance of common stock under put premium	-	-	-	-	73,200	73	457,346	-	-	-	457,419

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	361,610	-	-	-	361,610

Amortization of offering cost	-	-	-	-	-	-	(313,923)	-	-	-	(313,923)

Issuance of common stock for services	-	-	-	-	10,000	10	99,990	-	-	-	100,000

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(115,567)	(115,567)

Net loss for the three months ended March 31, 2019	-	-	-	-	-	-	-	(581,856)	-	-	(581,856)

Balance at March 31, 2019	500,000	$5,000	1	$-	770,428	$771	$45,190,335	$(49,439,508)	$(46,477)	$876,857	$(3,413,022)

Balance at June 30, 2019	500,000	$5,000	1	$-	968,042	$968	$45,713,322	$(51,041,047)	$(46,477)	$1,066,998	$(4,301,236)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	181,939	182	123,531	-	-	-	123,713

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	73,235	-	-	-	73,235

Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	375,905	-	-	-	375,905

Issuance of common stock for services	-	-	-	-	20,000	20	39,780	-	-	-	39,800

Stock based compensation in connection with stock option grants and restricted stock unit grants	-	-	-	-	-	-	75,104	-	-	-	75,104

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	563,687	563,687

Net loss for the three months ended September 30, 2019	-	-	-	-	-	-	-	(1,491,940)	-	-	(1,491,940)

Balance at September 30, 2019	500,000	5,000	1	-	1,169,981	1,170	46,400,877	(52,532,987)	(46,477)	1,630,685	(4,541,732)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	1,064,920	1,065	218,401	-	-	-	219,466

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	86,970	-	-	-	86,970

Stock based compensation in connection with stock option grants and restricted stock unit grants	-	-	-	-	-	-	75,104	-	-	-	75,104

Stock based compensation in connection with fair value of warrants issued for services	-	-	-	-	-	-	984,810	-	-	-	984,810

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(629,494)	(629,494)

Net loss for the three months ended December 31, 2019	-	-	-	-	-	-	-	(1,867,109)	-	-	(1,867,109)

Balance at December 31, 2019	500,000	5,000	1	-	2,234,901	2,235	47,766,162	(54,400,096)	(46,477)	1,001,191	(5,671,985)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	16,096,509	16,096	793,989	-	-	-	810,085

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	222,981	-	-	-	222,981

Issuance of common stock for services	-	-	-	-	150,000	150	20,850	-	-	-	21,000

Stock based compensation in connection with stock option grants and restricted stock unit grants	-	-	-	-	-	-	75,104	-	-	-	75,104

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	2,281,569	2,281,569

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	-	(2,585,662)	-	-	(2,585,662)

Balance at March 31, 2020	500,000	$5,000	1	$-	18,481,410	$18,481	$48,879,086	$(56,985,758)	$(46,477)	$3,282,760	$(4,846,908)

The accompanying unaudited condensed notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended March 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,944,711)	$(4,156,830)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock and warrants for services	1,045,610	197,247
(Gain) loss on settlements, net	-	(14,200)
Foreign currency transaction loss (gain)	2,053,010	488,813
Depreciation expense	1,859	1,661
Amortization of debt discounts	537,868	363,420
Change in fair value of derivative liabilities	(298,374)	1,914,980
Gain on extinguishment of debt	(81,011)	(1,296,376)
Stock option and restricted stock expense	225,312	-
Non-cash interest expense	3,000	-
Accretion of put premium	836,724	767,000
Changes in Assets and Liabilities:
GST receivable	192	1,652
Prepaid expenses and other assets	82,211	(130,851)
Accounts payable	207,071	(245,642)
Deferred rent	2,379	-
Employee benefit liability	23,205	185,510
Accrued expenses	(167,074)	(16,792)
Accrued interest	122,798	146,603
NET CASH USED IN OPERATING ACTIVITIES	(1,349,931)	(1,793,805)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,874)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	1,465,250	1,175,150
Repayments of convertible promissory notes	-	(272,000)
Proceeds from the issuance of common stock	-	1,031,979
Fees associated with offering costs	-	(15,000)
Proceeds from the exercise of warrants	-	30
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,465,250	1,920,159

Effect of exchange rate changes on cash	(90,756)	(36,191)

NET INCREASE IN CASH	24,563	87,289

CASH AT BEGINNING OF PERIOD	2,394	19,921
CASH AT END OF PERIOD	$26,957	$107,210

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$6,337	$100,719
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$383,186	$1,670,003
Conversion of convertible notes and accrued interest to common stock	$922,754	$3,091,749
Discounts related to warrants issued with convertible notes	$375,905	$-
Deferred financing costs associated with equity purchase agreement	$-	$318,059
Discounts related to derivative liability	$227,000	$50,000
Issue and amortization of common stock and warrants for services	$1,024,610	$-
Operating lease right-of-use asset and operating lease liability recorded on adoption of ASC 842	$46,696	$-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of March 31, 2020, there has been no activity within this entity.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

2.	Proenzyme composition	Australia, Canada, China, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, New Zealand, Singapore, South Africa and USA	Application filed and pending	Nov-11-2016

3.	Cancer Treatment	Australia Canada, China, Europe, Hong Kong, Israel, Japan, Malaysia, New Zealand, Singapore and USA	Accepted Application filed and pending	Jan-27-2017

4.	Composition of proenzymes for cancer treatment	Australia, China, Europe, Japan and USA	Application filed and pending	Apr-12-2017

The Company hopes to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer by filing additional patent applications as it advances its lead product candidate, PRP, through various stages of development.

Changes in Authorized Common Stock and Reverse Split

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

On February 4, 2020 the Directors resolved to increase the Common Stock of the Company from 100,000,000 authorized shares to 1,000,000,000 authorized shares and believes that such number of authorized shares of Common Stock will be in the best interests of the Corporation and its stockholders because the Board believes that the availability of more shares of Common Stock for issuance will allow the Corporation greater flexibility in pursuing financing from investors, meeting business needs as they arise, taking advantage of favorable opportunities and responding to a changing corporate environment. The Company filed the necessary documents with the U.S. Securities and Exchange Commission on February 6, 2020 and at the date of this filing the increase in authorized shares to 1,000,000,000 has been effected on March 13, 2020.

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended March 31, 2020 and 2019 and cash flows for the nine months ended March 31, 2020 and 2019 and our financial position at March 31, 2020 have been made. The Company’s results of operations for the three and nine months ended March 31, 2020 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2020.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

Principles of Consolidation

The condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive subsidiary at March 31, 2020.

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

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. For the nine months ended March 31, 2020, the Company recognized an exchange loss of approximately $1,959,000 on intercompany loans made by the parent to the subsidiary which have not been repaid as at March 31, 2020.

As of March 31, 2020 and June 30, 2019, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2020	June 30, 2019
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.6102	0.7153

Average exchange rate for the period
USD : AUD exchange rate	0.6759	0.7009

The exchange rates used to translate amounts in AUD into USD for the period ended March 31, 2019 are: 0.7104 as of the balance sheet date and 0.7203 average exchange rate for that period.

Change in Accumulated Other Comprehensive Income (Loss) by component during the nine months ended March 31, 2020 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2019	$1,066,998
Foreign currency translation loss	2,215,762
Ending balance, March 31, 2020	$3,282,760

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Also see Note 10 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of March 31, 2020 or June 30, 2019.

Patents

Patents are stated at cost and classified as intangible assets and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any product costs as long as we are in the startup stage. Accordingly, as the Company’s products were and are not currently approved for market, all historical patent costs incurred through March 31, 2020 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

As of March 31, 2020 and June 30, 2019, the Company was owed $4,543 and $5,439, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the nine months ended March 31, 2020 and 2019 were $122,893 and $203,625, respectively.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

During each of the nine months ended March 31, 2020 and 2019, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $135,068 and $116,244, respectively, which is reflected as a tax benefit in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. As of March 31, 2020, there were 1,975,059 warrants outstanding, 59,644 stock options and 15 convertible notes payable, which notes are convertible into approximately 104,064,000 shares of the Company’s common stock (based on the closing price on the last trading day of the quarter ended March 31, 2020). Each holder of the notes has agreed to a 4.99% beneficial ownership conversion limitation (subject to certain noteholders’ ability to increase such limitation to 9.99% upon 60 days’ notice to the Company), and each note may not be converted during the first six-month period from the date of issuance. Such securities are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

NOTE 2 – GOING CONCERN

The accompanying condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the nine months ended March 31, 2020, the Company had no revenues, had a net loss of $5,944,711 and had net cash used in operations of $1,349,931. Additionally, as of March 31, 2020, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $4,859,300, $4,846,908 and $56,985,758, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issuance date of this Quarterly Report.

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

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, Europe and Australia, including in each of the areas in which the Company operates. The COVID-19 (coronavirus) outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced business and consumer spending due to both job losses, reduced investing activity and M&A transactions, among many other effects attributable to the COVID-19 (coronavirus), and there continue to be many unknowns. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. The Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will impact our operations, ability to obtain financing or future financial results is uncertain.

NOTE 3 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to director - related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at March 31, 2020 and June 30, 2019 is $27,131 and $31,164, respectively. The Company plans to repay the notes as its cash resources allow.

NOTE 4 – LOANS AND NOTES PAYABLE

Loans from Directors and Officer - Related Parties

Loans from the Company’s directors and officer at March 31, 2020 and June 30, 2019 were $45,155 and $51,867, respectively. The loans bear no interest and are all payable on demand. The Company did not repay any amount on these loans during the nine months ended March 31, 2020.

NOTE 5 – CONVERTIBLE NOTES

The Company’s convertible notes outstanding at March 31, 2020 were as follows:

Convertible notes and debenture	$1,853,637
Unamortized discounts	(322,929)
Accrued interest	113,922
Premiums	1,066,543
Convertible notes, net	$2,711,173

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

The December 2017 Eagle Note contains an original issue discount of $25,354 such that the purchase price was $507,081. The maturity date of the December 2017 Eagle Note was December 29, 2018. The Company is currently in discussions with Eagle Equities to extend the maturity date. The December 2017 Eagle Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time. The Company has recorded $0 of accrued interest for the December 2017 Eagle Note and total principal outstanding as of March 31, 2020 under the December 2017 Eagle Note was $0 following conversion of $171,965 of principal and $24,751 of accrued interest during the nine months to March 31, 2020. The balance was previously reduced by conversion in the prior year.

Eagle Equities has the option to convert all or any amount of the principal face amount of the December 2017 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock as reported on the OTCQB for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $354,956 put premium of which $240,313 was released to additional paid in capital following conversion of $360,470 of principal during the fiscal year to June 30, 2019, and a further $114,643 was released to additional paid in capital following conversion of $171,965 of principal during the nine months to March 31, 2020.

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. In April 2020, Eagle Equities agreed to waive the 24% default interest on this note.

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

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the July 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion, subject to adjustment in certain events. Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The July 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $50,000 put premium of which $50,000 was released to additional paid in capital following the full conversion of the note. The Company has recorded $0 of accrued interest and the total principal outstanding under the July 2018 Eagle Note was $0 as of March 31, 2020 following conversion of $75,000 of principal and $9,300 of accrued interest during the nine months to March 31, 2020. The Company had the right to prepay the July 2018 Eagle Note with certain penalties until January 9, 2019. No prepayment was made as of such date. As a result, the July 2018 Eagle Note was convertible.

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. In April 2020, Eagle Equities agreed to waive the 24% default interest on this note.

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

MARCH 31, 2020

(unaudited)

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

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the August 2018 Eagle Note, at any time, into shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the DTC for any reason, the Conversion Price shall be lowered to 50% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least four times the number of shares issuable upon conversion of the August 2018 Eagle Note for at least 60 days after the issuance of the August 28, 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The August 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $70,000 put premium. The Company has recorded $13,371 of accrued interest and the total principal outstanding under the August 2018 Eagle Note was $105,000 as of March 31, 2020. The Company had the right to prepay the August 2018 Eagle Note with certain penalties until February 25, 2019. No prepayment was made as of such date. As a result, the August 2018 Eagle Note is now convertible.

Upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum or at the highest rate permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. In April 2020, Eagle Equities agreed to waive the 24% default interest on this note.

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

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the October 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion, subject to adjustment in certain events. Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The October 2, 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $140,000 put premium of which $59,913 was released to additional paid in capital following conversion of $89,870 of principal during the nine months to March 31, 2020. The Company has recorded $14,271 of accrued interest and the total principal outstanding under the October 2018 Eagle Note was $120,130 as of March 31, 2020 following conversion of $89,870 of principal and $10,275 of accrued interest during the nine months to March 31, 2020. The Company had the right to prepay the October 2018 Eagle Note with certain penalties until March 31, 2019. No prepayment has been made as of such date. As a result, the October 2018 Eagle Note is now convertible.

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. In April 2020, Eagle Equities agreed to waive the 24% default interest on this note.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

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

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the November 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 61% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets Group, Inc. quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the Depository Trust Company for any reason, the Conversion Price shall be lowered to 51% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least two and a half times the number of shares issuable upon conversion of the November 2018 Eagle Note for at least 60 days after the issuance of the November 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The November 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $67,131 put premium. The Company has recorded $11,208 of accrued interest and the total principal outstanding under the November 2018 Eagle Note was $105,000 as of March 31, 2020. The November 2018 Eagle Note may be prepaid with certain penalties by the Company until May 29, 2019. No prepayment has been made as of March 31, 2020.

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. In April 2020, Eagle Equities agreed to waive the 24% default interest on this note.

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

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the December 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 61% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets Group, Inc. quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the Depository Trust Company for any reason, the Conversion Price shall be lowered to 51% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least two and a half times the number of shares issuable upon conversion of the December 2018 Eagle Note for at least 60 days after the issuance of the December 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The December 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded an $80,557 put premium. The Company has recorded $12,814 of accrued interest and the total principal outstanding under the November 2018 Eagle Note was $126,000 as of March 31, 2020. The December 2018 Eagle Note may be prepaid with certain penalties until June 22, 2019. No prepayment has been made as of March 31, 2020.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. In April 2020, Eagle Equities agreed to waive the 24% default interest on this note.

The total principal amount outstanding under the above Eagle Equities financing agreements, specifically the December 29, 2017, the July 13, 2018, the August 29, 2018, the October 2, 2018, the November 30, 2018 and the December 24, 2018 agreements was $456,130 as of March 31, 2020 and accrued interest totaled $51,664.

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

Both the October 2, 2018 GS Note and the October 2, 2018 GS Back End Note, which was funded on February 27, 2019, matured on October 2, 2019, upon which any outstanding principal and interest thereon is due and payable. The amounts cash funded plus accrued interest under both the October 2018 GS Note and the October 2018 GS Back End Note are convertibles into shares of the Company’s common stock, at any time after April 2, 2019, at a conversion price for each share of common stock equal to 61% of the lowest closing bid price of the Company’s common stock for the ten prior trading days including the day upon which a notice of conversion is received by the Company from GS Capital, subject to adjustment in certain events. GS Capital shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by GS Capital and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The October 2018 GS Note and the October 2018 GS Back End Note are treated as stock settled debt under ASC 480 and accordingly, the Company recorded a total $67,771 put premium for each note of which $44,690 was released in respect of the October 2018 GS Note in the fiscal year ended June 30, 2019, and a further $22,901 was released in the nine months ended March 31, 2020 following full conversion of the October 2018 GS Note resulting from conversion of the remaining principal balance of $35,820 and $2,434 in accrued interest. $67,770 of the put premium was released in respect of the October 2018 GS Back-End Note during the nine months ended March 31, 2020 following conversion $106,000 of the principal balance.

The total principal amount outstanding under the October 2018 GS Note, was $35,820 and accrued interest thereunder totaled $7,813 as of June 30, 2019 and was fully converted in fiscal year 2020 as of March 31, 2020 with $3,601 of accrued interest remaining (see Note 6 – Stockholders’ Deficit).

The maturity date of the October 2, 2018 GS Back-Note was October 2019. The total principal balance under the October 2018 GS Back-End Note, was $106,000 and accrued interest thereunder totaled $5,715 as of June 30, 2019 and the principal balance was $0 and accrued interest totaled $2,658 as of March 31, 2020 (see Note 6 – Stockholders’ Deficit).

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

MARCH 31, 2020

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

The total principal amount outstanding under the above GS Capital financing agreement, specifically the January 22, 2020 GS Note, was $58,000 and accrued interest of $1,096 as of March 31, 2020.

Convertible Note Issued with Consulting Agreement

On August 10, 2017, the Company entered into a consulting agreement, retroactive to May 16, 2017, with a certain consultant, pursuant to which the consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 junior subordinated convertible note. The maturity date of the August 10, 2017 Convertible Note is August 2019.The note accrues interest at a rate of 10% per annum and is convertible into common stock at the lesser of $750 or 65% of the three lowest trades in the ten trading days prior to the conversion. The note was fully earned upon signing the agreement and matures on August 10, 2019. The Company accrued $155,000 related to this expense at June 30, 2017 and recorded the remaining $155,000 related to this expense in fiscal year 2018. Upon an event of default, principal and accrued interest will become immediately due and payable under the note. Additionally, upon an event of default, at the election of the holder, the note would accrue interest at a default interest rate of 18% per annum or the highest rate of interest permitted by law. The consulting agreement had a three-month term and expired on August 16, 2017. An aggregate total of $578,212 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the year ended June 30, 2018, the consultant converted $140,000 of principal and $10,764 of interest. During the year ended June 30, 2019, the consultant converted an additional $161,000 of principal and $19,418 of interest. During the nine months ended March 31, 2020, the consultant converted an additional $500 of principal and $5,248 of interest such that the remaining principal outstanding and accrued interest under this note as of March 31, 2020 was $8,500 and $21,787, respectively.

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

MARCH 31, 2020

(unaudited)

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

The total principal amount outstanding and accrued interest under the above Redstart Holdings financing agreement, specifically the May 23, 2019 agreement at June 30, 2019 was $133,000 and $1,137 respectively and as of March 31, 2020 total principal amount outstanding and accrued interest totaled $0 and $0 respectively following conversion of $133,000 of the principal balance and $5,320 of accrued interest during the nine months ended March 31, 2020. The Company fully amortized the remaining debt discount related to the conversions during the nine months ended March 31, 2020.

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

MARCH 31, 2020

(unaudited)

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

The total principal amount outstanding under the above Power Up financing agreement, specifically the July 3, 2019 Power Up Note, was $0 and accrued interest of $0 as of March 31, 2020 following conversion of $78,000 of the principal balance and $3,120 of accrued interest during the nine months ended March 31, 2020.

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

The total principal amount outstanding under the above Power Up financing agreement, specifically the November 26, 2019 Power Up Note, was $43,000 and accrued interest of $1,184 as of March 31, 2020.

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

MARCH 31, 2020

(unaudited)

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

The conversion price for the January 7, 2020 Power Up Note shall be $3.05, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $5.00, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $3.05. In the event Market Price is less than $5.00, the conversion price shall be the Variable Conversion Price. As defined in the January 7, 2020 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. An aggregate total of $314,406 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10 - Derivative Financial Instruments and Fair Value Measurements).

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

The total principal amount outstanding under the above Power Up financing agreement, specifically the January 7, 2020 Power Up Note, was $75,000 and accrued interest of $1,377 as of March 31, 2020.

March 12, 2020 Power Up Lending Group Securities Purchase Agreement

Effective March 12, 2020, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), pursuant to which Power Up purchased a convertible promissory note (the “March 12, 2020 Power Up Note”) from the Company in the aggregate principal amount of $43,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Power Up. The transaction closed on March 12, 2020 and the Company received payment on March 5, 2020 in the amount of $40,000, net of $2,500 paid directly toward legal fees and $500 to Power Up for due diligence fees.

The maturity date of the March 12, 2020 Power Up Note is March 12, 2021. The March 12, 2020, Power Up Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of the Company’s common stock, but shall not be payable until the March 12, 2020 Power Up Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

Additionally, Power Up has the option to convert all or any amount of the principal face amount of the March 12, 2020 Power Up Note, starting on September 4, 2020 and ending on the later of the maturity date or the date the Default Amount, which is an amount equal to 150% of an amount equal to the then outstanding principal amount of the March 12, 2020 Power Up Note plus any interest accrued, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the March 12, 2020 Power Up Note shall be $3.05, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $5.00, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $3.05. In the event Market Price is less than $5.00, the conversion price shall be the Variable Conversion Price. As defined in the March 12, 2020 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. An aggregate total of $55,929 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 10 - Derivative Financial Instruments and Fair Value Measurements).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

The March 12, 2020 Power Up Note contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above Power Up financing agreement, specifically the March 12, 2020 Power Up Note, was $43,000 and accrued interest of $178 as of March 31, 2020.

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

The total principal amount outstanding under the above Odyssey financing agreement, specifically the July 30, 2019 Odyssey Note, was $204,000 and accrued interest of $13,686 as of March 31, 2020 following conversion of $116,000 of the principal balance and $6,787 of accrued interest during the nine months ended March 31, 2020.

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

MARCH 31, 2020

(unaudited)

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

The total principal amount outstanding under the above Auctus financing agreement, specifically the August 30, 2019 Auctus Note, was $541,757 and accrued interest of $1,108 as of March 31, 2020 following conversion of $8,243 of the principal balance and $31,041 of accrued interest during the nine months ended March 31, 2020. $5,495 of the put premium was released in respect of the August 30, 2019 Auctus Note during the nine months ended March 31, 2020 following conversion $8,243 of the principal balance.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

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

The total principal amount outstanding under the above GW Holdings financing agreement, specifically the October 1, 2019 GW Holdings Note, was $131,000 and accrued interest of $5,211 as of March 31, 2020.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

The total principal amount outstanding under the above Crown Bridge financing agreement, specifically the October 3, 2019 Crown Bridge Note, was $108,000 and accrued interest of $5,311 as of March 31, 2020.

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

Additionally, Ader Alef has the option to convert all or any amount of the principal face amount of the January 13, 2020 Ader Alef Note at any time from the date of issuance and ending on the later of the maturity date and the date the Default Amount, which is an amount between 120% and 150% of an amount equal to the then outstanding principal amount of the January 13, 2020 Ader Alef Note plus any interest accrued, is paid if an event of default occurs, for shares of the Company’s common stock at the then-applicable conversion price.

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

The total principal amount outstanding under the above Ader Alef financing agreement, specifically the January 13, 2020 Ader Alef Note, was $110,250 and accrued interest of $1,880 as of March 31, 2020.

February 19, 2020 LG Capital Securities Purchase Agreements

Effective February 19, 2020, the Company entered into a securities purchase agreement with LG Capital Funding, LLC (“LG Capital”), pursuant to which LG Capital purchased a convertible promissory note (the “February 19, 2020 LG Capital Note”) from the Company in the aggregate principal amount of $75,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of LG Capital any time after the six month anniversary of the February 19, 2020 LG Capital Note. The February 19, 2020 LG Capital Note contains an original discount of $3,750. The transactions contemplated by the LG Capital Securities Purchase Agreement closed on March 4, 2020. Pursuant to the terms of the LG Capital Securities Purchase Agreement, LG Capital deducted $2,500 from the principal payment due under the February 19, 2020 LG Capital Note at the time of closing, to be applied to its legal expenses and the Company received net cash proceeds of $71,250 on March 25, 2020. The Company intends to use the net proceeds from the February 19, 2020 LG Capital Note for general working capital purposes.

The maturity date of the February 19, 2020 LG Capital Note is February 19, 2021. The February 19, 2020 LG Capital Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to LG Capital in shares of the Company’s common stock; but shall not be payable until the February 19, 2020 LG Capital Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the February 19, 2020 LG Capital Note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 112% to 135% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the February 19, 2020 LG Capital Note.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

The conversion price for the February 19, 2020 LG Capital Note during the first 6 months the February 19, 2020 LG Capital Note is in effect shall be fixed at $0.50 and thereafter shall be equal to a 35% discount of the lowest closing bid price (“Lowest Trading Price”) of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion, including the day upon which a Notice of Conversion is received. Notwithstanding the foregoing, LG Capital shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by LG Capital and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $40,385 put premium.

The February 19, 2020 LG Capital Note contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above LG Capital financing agreement, specifically the February 19, 2020 LG Capital Note, was $75,000 and accrued interest of $672 as of March 31, 2020.

Amortization of debt discounts

The Company recorded approximately $729,000 of debt discounts and $837,000 of put premiums related to the above note issuances during the nine months ended March 31, 2020. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the nine months ended March 31, 2020 and 2019 was $537,868 and $363,420, respectively.

See Note 11 – Subsequent Events for information about financing arrangements post March 31, 2020.

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

Increase in Authorized Common Stock

On February 4, 2020 the Directors resolved to increase the Common Stock of the Company from 100,000,000 authorized shares to 1,000,000,000 authorized shares and believes that such number of authorized shares of Common Stock will be in the best interests of the Corporation and its stockholders because the Board believes that the availability of more shares of Common Stock for issuance will allow the Corporation greater flexibility in pursuing financing from investors, meeting business needs as they arise, taking advantage of favorable opportunities and responding to a changing corporate environment. The Company filed the necessary documents with the U.S. Securities and Exchange Commission on February 6, 2020 and with the amendment to the authorized shares being approved by the State of Delaware on March 13, 2020.

Preferred Stock:

The total number of shares of preferred stock that the Company is authorized to issue is 1,500,005, $0.01 par value per share. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

Of the total preferred shares authorized, 500,000 have been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on December 9, 2014. James Nathanielsz, the Company’s Chief Executive Officer beneficially owns all of the shares of Series A Preferred Stock via North Horizon Pty Ltd., which entitles him, as a holder of Series A Preferred Stock, to vote on all matters submitted or required to be submitted to a vote of the Company’s stockholders, except election and removal of directors, and each share of Series A Preferred Stock entitles him to two votes per share of Series A Preferred Stock. North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer and a director of our Company, has voting and investment power over these shares. 500,000 shares of Series A Preferred Stock are issued and outstanding as of March 31, 2020.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on June 16, 2015, up to five shares have been designated as Series B Preferred Stock (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of March 31, 2020. Mr. Nathanielsz directly beneficially owns such one share of Series B Preferred Stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

Common Stock:

Shares issued for conversion of convertible debt

During the nine months ended March 31, 2020, the Company issued 17,343,368 shares of its common stock at an average contractual conversion price of $0.0532, ranging from $0.014 to $0.906, as a result of the conversion of principal and interest in the aggregate amount of $922,754 underlying certain outstanding convertible notes converted during such period. The total recorded to equity was $1,153,264. Notes totaling $211,000 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $446,950 resulting in a loss on extinguishment at the time of conversion of $227,510 and $308,522 of derivative fair value was recorded as a gain on extinguishment at the time of conversion. The Company reclassified $383,186 in put premiums to additional paid in capital following conversions during the nine months ended March 31, 2020.

The Company has 449,501,507 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at March 31, 2020.

Shares issued for services

On July 19, 2019, the Company entered into an agreement with a certain consultant to provide services over a two-month period beginning July 1, 2019 and ending September 1, 2019 in exchange for 20,000 shares of the Company’s common stock. On July 19, 2019, the Company issued the 20,000 shares of the Company’s common stock valued at $1.99 per share; being the closing price of the stock on the date of the agreement, to such consultant, or $39,800, which will be amortized over the term of the agreement. The Company recorded $39,800 of consulting expense with respect to such shares of its common stock during the nine months ended March 31, 2020.

On February 3, 2020, the Company issued 150,000 shares of the Company’s common stock to a consultant for services rendered pursuant to an engagement agreement dated on September 10, 2019 which agreement was later amended in February 2020. On February 3, 2020, the Company issued the 150,000 shares of the Company’s common stock valued at $0.14 per share; being the closing price of the stock on the date of the agreement, to such consultant, or $21,000. The Company recorded $21,000 of consulting expense with respect to such shares of its common stock during the nine months ended March 31, 2020.

Restricted Stock Units

Pursuant to employment agreements dated in May 2019 (see Note 8), the Company granted an aggregate of 78,000 and 39,000 restricted stock unit to the Company’s Chief Executive Officer and Chief Scientific Officer, respectively. The total 117,000 restricted stock units are subject to vesting terms as defined in the employment agreements. The 117,000 restricted stock units were valued at the fair value of $4.25 per unit or $497,240 based on the quoted trading price on the date of grant. During the nine months ended March 31, 2020, the Company recognized stock-based compensation of $163,157 related to vested restricted stock units. There were $303,006 unrecognized restricted stock units expense as of March 31, 2020.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

On September 10, 2019, the Company entered into an agreement with a certain consultant to provide services over a three-month period beginning September 10, 2019 and ending December 10, 2019 in exchange for 1,000,000 warrants to purchase the Company’s common stock at $2.00 per share with an expiry date of September 10, 2022. The Fair Market Value of the warrants was $984,810 on the date of grant as calculated under the Black Scholes Option Pricing model. The Company recorded $984,810 of share-based compensation expenses with respect to the grant of such warrants during the nine months ended March 31, 2020.

As of March 31, 2020, there were 1,975,059 warrants outstanding and exercisable with expiration dates commencing May 2020 and continuing through August 2024, with a weighted average exercise price per share of $2.69.

Options:

As of March 31, 2020, the Company had entered into agreements to grant options to purchase 59,644 shares of its common stock, with a weighted average exercise price per share of $76.37.

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

During the nine months ended March 31, 2020, the Company recognized stock-based compensation of $62,155 related to vested stock options. There was $176,106 of unvested stock options expense as of March 31, 2020 that will be recognized in future periods.

No stock options were issued during the nine months ended March 31, 2020.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

Legal Matters

A complaint against us, dated September 26, 2019, has been filed by Foley Shechter Ablovatskiy (“Foley Shechter”), our former counsel, seeking $151,031.50 in legal fees, in addition to interest and costs of suit. The Company believes these claims to be unfounded and is vigorously defending itself. To that end, on November 20, 2019 the Company filed a motion to dismiss certain counts of the complaint, with prejudice. That motion remains pending with the Supreme Court of the State of New York, County of New York. Upon resolution of the motion, the Company shall file an answer, together with affirmative defenses and counterclaims. The counterclaims shall include, without limitation, malpractice claims, arising out of Foley Shechter’s grossly negligent mishandling of certain transactions and excessive billing related thereto. Certain amounts related to this claim are included in accounts payable and accrued expenses in the accompanying Financial Statements. If our motion to dismiss is granted, our potential liability would be reduced to $51,031.51 plus interest and attorney’s fees.

Regal Consulting, LLC (“Regal”) initiated litigation against the Company in Clark County District Court, Nevada. Regal is demanding approximately $400,000 and 60,000 shares of the Company’s common stock as payment for services that Regal purports to have performed. The Company filed an Answer and Counterclaim, denying liability and alleging that Regal procured by fraud the Company’s execution of a July 2019 Consulting Agreement and thereafter failed to provide the consulting services contemplated by said Agreement.

With respect to unpled claims, Regal claims that $106,500 remains due on a Convertible Note executed by the Company in May of 2017 (the “2017 Note”). Regal additionally claims that it is owed $98,000 in penalties in connection with the Company’s refusal to honor certain Conversion Notices. The Company disputes these allegations and plans to vigorously defend itself should Regal institute litigation. The Company notes that the 2017 Note constituted the payment mechanism prescribed by a Consulting Agreement executed contemporaneously therewith. Regal failed to comply with its obligations under the Consulting Agreement and thereby obviated the Company’s payment obligation thereunder.

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

MARCH 31, 2020

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

Operating Leases

On May 5, 2016, the Company entered into a new five-year operating lease agreement with a Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors, with monthly rent of $3,606 AUD or $2,469 USD, inclusive of GST (See Note 8 – Related Party Transactions). In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. On July 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets $46,696 and total lease liabilities of $46,696 based on an incremental borrowing rate of 6%.

ROU is summarized below:

March 31, 2020
Office lease ROU	$48,662
Less accumulated reduction	(23,703)
Balance of ROU asset as of March 31, 2020	$24,959

Operating lease liability related to the ROU asset is summarized below:

March 31, 2020
Office lease liability	$48,662
Reduction of lease liability	(21,327)
Total	27,335
Less: current portion	(7,290)
Long term portion of lease liability as of March 31, 2020	$20,045

Future Minimum lease payments under non-cancelable operating lease at March 31, 2020 are as follows:

Remainder Fiscal Year 2020	$6,780
Year 2021	22,822
Total	29,602
Imputed interest	(2,267)
Total operating lease liability	$27,335

Amatsigroup Agreement

The Company entered into a Manufacturing Services Agreement (the “MSA”) and Quality Assurance Agreement (the “QAA”), each with an effective date of August 12, 2016, with Amatsigroup NV (“Amatsigroup”), formerly known as Q-Biologicals, NV, a contract manufacturing organization located in Belgium. Pursuant to the MSA, Amatsigroup produces certain drug substances and products containing certain enzymes for the Company at its facility in Belgium. The Company uses these substances and products for development purposes, including but not limited to future clinical trials. The MSA contemplates payment to Amatsigroup pursuant to a pre-determined fee schedule based on the completion of certain milestones that depend on our manufacturing requirements and final batch yield. The Company anticipates that its payments to Amatsigroup under the MSA will range between $2.5 million and $5.0 million over three years, when the finished drug product is manufactured and released for clinical trials. The Company has spent a total of $1,689,146 of costs to date under this contract of which $1,689,146 was expensed in prior years. The MSA shall continue for a term of three years unless extended by mutual agreement in writing with a possible extension currently under consideration. The Company can terminate the MSA early for any reason upon the required notice period, however, in such event, the pre-payment paid upon signing the MSA is considered non-refundable. Each party to the MSA shall have the right to terminate the MSA by written notice to the other party if the other party commits a material breach of the MSA (subject to a 30-day cure period). The QAA sets forth the parties respective obligations and responsibilities relating to the manufacturing and testing of the products under the MSA. The agreements with Amatsigroup contain certain customary representations, warranties and limitations of liabilities, and confidentiality and indemnity obligations.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

Collaboration Agreement

On September 13, 2018, the Company entered into a two-year collaboration agreement with the University of Jaen (the “University”) to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the University approximately 52,000 Euros ($59,508 USD) in year one which was paid in fiscal 2019 and a maximum of 40,000 Euros ($45,775 USD) in year two which will be paid in fiscal 2020. Additionally, in exchange for full ownership of the intellectual property the Company agreed to pay royalties of 2% of net revenues to the University.

NOTE 8 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors. These transactions have included the following:

As of March 31, 2020 and June 30, 2019, the Company owed a current and a former director a total of $45,155 and $51,867, respectively, for money loaned to the Company throughout the years. The total loans balance owed at March 31, 2020 and June 30, 2019 is not interest bearing (See Note 4 – Loans and Notes Payable).

As of March 31, 2020 and June 30, 2019, the Company owed its former director a total of $27,131 and $31,164, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 3 – Due to Former Director – Related Party).

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease has a five-year term and provides for annual rental payments of $42,048 AUD or $28,790 USD, which includes $3,823 AUD or $2,618 USD of goods and service tax for total payments of $210,242 AUD or $143,953 USD during the term of the lease. As of March 31, 2020, total payments of $43,796 AUD or $29,602 USD remain on the lease. (See Note 7 – Commitments and Contingencies)

The Company and Mr. Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement was scheduled to expire on February 25, 2019; however, the term of the Nathanielsz Employment Agreement automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of its intent not to renew. The Nathanielsz Employment Agreement continues in effect as of March 31, 2020. The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually or $205,680 USD) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion. Pursuant to the Nathanielsz Employment Agreement, Mr. Nathanielsz is entitled to an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Company’s board of directors based upon the performance of the Company. On March 16, 2018, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $300,000 AUD ($205,680 USD) to $400,000 AUD ($274,240 USD), effective February 2018.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive part-time employee of the Company since October 2015. Effective February 1, 2018. Mrs. Nathanielsz receives an annual salary of $82,272 and is entitled to customary benefits.

Pursuant to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the nine months ended March 31, 2020, a total of $32,562 AUD ($19,869 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance.

Pursuant to the approval of the Company’s board of directors, on March 16, 2018, Mr. Nathanielsz was granted a $300,000 AUD ($210,090 USD) bonus for accomplishments achieved while serving as the Company’s Chief Executive Officer during the fiscal year ended June 30, 2018. A total of $80,046 AUD ($56,056 USD) in payments were made in the year ended June 30, 2018. During the nine months ended March 31, 2019, an additional $219,954 AUD ($150,602 USD) was paid. Such bonus was fully paid to Mr. Nathanielsz as of June 30, 2019.

Pursuant to the approval of the Company’s board of directors, on May 14, 2019, Mr. Nathanielsz was granted a $460,000 AUD ($315,376 USD) bonus for accomplishments achieved while serving as the Company’s Chief Executive Officer during the fiscal year ended June 30, 2019 with $200,000 AUD ($137,120 USD) of such bonus payable by the Corporation to the CEO throughout the Corporation’s 2019 fiscal year as the Corporation’s cash resources allow, with the remaining $260,000 AUD ($178,256 USD) of such bonus to be deferred by the CEO until a future date when the Corporation’s cash resources allow for such payment, as agreed to by the CEO. A total of $90,000 AUD ($64,377 USD) in payments were made in the year ended June 30, 2019. A total of $202,620 AUD ($138,162 USD) in payments were made in the nine months ended March 31, 2020, with $167,380 AUD ($102,135 USD) remaining due and payable.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

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

MARCH 31, 2020

(unaudited)

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

NOTE 9 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through March 31, 2020.

Receivable Concentration

As of March 31, 2020 and June 30, 2019, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

Foreign Operations

As of March 31, 2020 and June 30, 2019, the Company’s operations are based in Camberwell, Australia, however the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of March 31, 2020, there has been no activity within this entity.

NOTE 10 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company had $169,500 of convertible debt, that contain embedded conversion options and is treated as derivative instruments outstanding at March 31, 2020.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at March 31, 2020, the last trading day of the quarter ended March 31, 2020, was $0.03. Volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at March 31, 2020 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the nine months ended March 31, 2020)	March 31, 2020
Volatility	227.82-279.44%	275.06%
Expected Remaining Term (in years)	1	00.01 – 0.95
Risk Free Interest Rate	1.53-1.59%	0.05% – 0.17%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2020:

	Balance at March 31, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$318,368	$—	$—	$318,368
Total	$318,368	$—	$—	$318,368

The following is a roll forward for the nine months ended March 31, 2020 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2019	$698,264
Initial fair value of embedded conversion option derivative liability recorded as debt discount	227,000
Initial fair value of embedded conversion option derivative liability recorded as expense	351,461
Reductions due to conversions	(308,522)
Change in fair value included in statements of operations	(649,835)
Balance at March 31, 2020	$318,368

NOTE 11 – SUBSEQUENT EVENTS

Shares issued for services

On April 8, 2020, the Company issued 1,151,682 shares of the Company’s common stock to a consultant for services to be rendered in fourth quarter of fiscal year 2020 pursuant to an engagement agreement dated on September 10, 2019 which agreement was amended again in April 2020. On April 8, 2020, the Company issued the 1,151,682 shares of the Company’s common stock valued at $0.02 per share; being the closing price of the stock on the date of the agreement, to such consultant, or $23,955.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

(unaudited)

Note Conversions

From April 1, 2020 through April 30, 2020 , the Company issued an aggregate of 26,648,787 shares of its common stock at an average contractual conversion price of $0.009, ranging from $0.005 to $0.014, as a result of the conversion of principal of $210,371, interest of $16,638 and conversion fees $3,750 underlying certain outstanding convertible notes converted during such period. The Company reclassified $133,965 in put premiums to additional paid in capital following conversions in April 2020.

Securities Purchase Agreement

On April 3, 2020, the Company closed on a transaction related to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into on March 30, 2020, whereby an investor (the “Investor”) purchased from the Company, 7,500,000 units (the “Units”), each consisting of (i) 1.5 shares of the Company’s common stock (the “Common Stock”), or pre-funded warrants (the “Prefunded Warrants”) upon Investor’s election due to the 4.99% blocker provision as discussed below and (ii) 1.5 warrants to purchase one share of Common Stock (“Series A Warrants”, and collectively with the Common Stock the “Units”). In addition to the Units, the Investor was issued 63,750,000 warrants to purchase one share of Common Stock (the “Series B Warrants”) and an additional 63,750,000 warrants to purchase one share of Common Stock, subject to a vesting schedule (the “Series C Warrants” and, together with the Prefunded Warrants, the Series A Warrants, and the Series B Warrants, the “Warrants”).

The aggregate purchase price for the Units, the Series A Warrants with exercise price of $0.20 per share, the Series B Warrants with exercise price of $0.04 per share and the Series C Warrants with exercise price of $0.20 per share, of $450,000 was paid at closing (the “Purchase Price”) or $0.06 per unit purchase price.

The Securities Purchase Agreement contains a blocker provision whereby the Investor or any of its affiliates would not beneficially own in excess of 4.99% of the outstanding number of shares of Common Stock (“Beneficial Ownership Limitation”). As such, the Investor may elect to purchase Prefunded Warrants equal to the same number of shares of Common Stock that the Company would have been issued.

Due to the Beneficial Ownership Limitation, the 11,250,000 shares of Common Stock underlying the Units issuable at closing of the Securities Purchase Agreement are comprised of 804,518 shares of restricted Common Stock and 10,445,482 Prefunded Warrants with exercise price of $0.001 (but can be less than par value). The Prefunded Warrants shall be exercisable immediately and shall expire when exercised in full.

The Securities Purchase Agreement contains such representations, warranties and covenants as are typical for a transaction of this nature.

Series A Warrants

Pursuant to the Securities Purchase Agreement, the Investor purchased Series A Warrants to purchase up to 11,250,000 shares of Common Stock, subject to adjustment as provided therein. The Series A Warrants have a cash exercise price of $0.20 per share and are immediately exercisable and expire in 3 years. The Series A Warrants contain a provision for cashless exercise in the event there is no effective registration statement registering the shares underlying the Series A Warrants calculated based on the difference between the exercise price of the Series A Warrant and the trading price of the stock (the “Cashless Exercise”).Additionally, the Series A Warrants contain a provision for a cashless conversion at the Holder’s option should the trading price of the Common Stock fall below $0.20 per share calculated based on the difference between the exercise price of the Series A Warrant and 70% of the Market Price, as defined therein (the” Alternate Cashless Exercise”).

Series B Warrants

Pursuant to the Securities Purchase Agreement, the Investor purchased Series B Warrants to purchase up to 63,750,000 shares of Common Stock, subject to adjustment as provided therein; provided, however, commencing on the 90th day following the effective date, the Company may reduce the number of Warrant Shares issuable upon exercise thereof by 37,500,000 upon 10 Trading Days’ prior written notice to the Holder provided that the Company issues to the Holder 3,750,000 shares of Common Stock (or, at the election of the Holder, an equivalent number of pre-funded warrants) and Series A Warrants to purchase up to 3,750,000 shares of Common Stock, which shares shall be issued pursuant to a registration statement without restrictions on resale. The Series B Warrants have a cash exercise price of $0.04 per share and expire in 3 years. The Series B Warrants contain a provision for Cashless Exercise.

Series C Warrants

Pursuant to the Securities Purchase Agreement, the Investor purchased Series C Warrants to purchase up to 63,750,000 shares of Common Stock, subject to adjustment as provided therein and expire in 3 years. The Series C Warrants have a cash exercise price of $0.20 per share, subject to a vesting schedule, which is based on such Holder’s exercise of all the Series C Warrants. The Series C Warrants contain provisions for Cashless Exercise and Alternate Cashless Exercise.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As used herein, “Propanc,” the “Company,” “our,” “we” or “us” and similar terms include Propanc Biopharma, Inc. and its wholly owned subsidiary Propanc PTY LTD, unless the context indicates otherwise. The following discussion and analysis of our business and results of operations for the three and nine months ended March 31, 2020, and our financial conditions at that date, should be read in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q (this “Quarterly Report”).US Dollars are denoted herein by “USD,” “$” and “dollars.”

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

Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks and uncertainties discussed in Item 1A. Risk Factors of this Quarterly Report, section captioned “Risk Factors” of our Registration Statement on Form S-1, filed with the U.S. Securities and Exchange Commission (the “SEC”) on May 13, 2020, and matters described in this Quarterly Report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this Quarterly Report will in fact occur. We caution you not to place undue reliance on these forward-looking statements. In addition to the information expressly required to be included in this Quarterly Report, we will provide such further material information, if any, as may be necessary to make the required statements, in light of the circumstances under which they are made, not misleading. All subsequent written and oral forward-looking statements attributable to our Company or to persons acting on our behalf are expressly qualified in their entirety by these cautionary statements. All forward-looking statements included in this Quarterly Report are made only as of the date of this report or as indicated. Except as required by law, we do not intend to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

We are a development-stage healthcare company that is currently focused on developing new cancer treatments for patients suffering from pancreatic, ovarian and colorectal cancer. Utilizing our scientific and oncology consultants, we have developed a rational, composite formulation of anti-cancer compounds, which together exert a number of effects designed to control or prevent tumors from recurring and spreading through the body. Our lead product candidate, PRP, is a variation upon our novel formulation and involves proenzymes, the inactive precursors of enzymes. As a result of positive early indications of the anti-cancer effects of our technology, over the last 24 months we have conducted successful pre-clinical studies on PRP. Subject to us receiving sufficient financing, we plan to begin our Investigational Medicinal Product Dossier, study proposal and Investigator’s Brochure in the first half of 2020 calendar year. Our plan is to then commence our study preparation process with the contract research organization, analytical lab and trial site(s) selection and to begin our clinical trial application for PRP (“CTA”) compilation in the fourth calendar quarter of 2020, and complete the CTA compilation and submit the CTA in the first calendar quarter of 2021. In January 2021, we plan to begin the preparation of logistics and trial site initiation visits. Subject to raising additional sufficient capital, we subsequently plan to commence a First-In-Human (FIH), Phase Ib study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP in the second calendar quarter of 2021, which we hope to complete within twelve months thereafter. We intend to develop our PRP to treat early-stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

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

Financing Activities

Convertible Redeemable Promissory Notes

The Company entered into a Securities Purchase Agreement whereby an investor (the “First Investor”) purchased from the Company, for a purchase price of $75,000 (the “First Investor Purchase Price”) a Convertible Redeemable Promissory Note, in the principal amount of $75,000 (the “First Note”). The First Investor Purchase Price was funded to the Company on January 13, 2020. The First Note is due and payable on January 6, 2021 (the “First Investor Maturity Date”) and entitles the holder to 8% interest per annum. The First Note may be converted into shares of the Company’s common stock at any time during the period beginning on the date that is one hundred eighty (180) days following the date of issuance and ending on the later of (i) the First Investor Maturity Date and (ii) the date of payment of the default amount, as defined therein.

The Company entered into a Securities Purchase Agreement whereby a second investor (the “Second Investor”) purchased from the Company, for a purchase price of $105,000 (the “Second Purchase Price”) a Convertible Redeemable Promissory Note, in the principal amount of $110,250 (the “Second Note”). The Second Purchase Price was funded to the Company on January 13, 2020. The Second Note is due and payable on January 13, 2021 (the “Second Maturity Date”) and entitles the holder to 8% interest per annum. The Second Note may be converted into shares of the Company’s common stock at any time during the period beginning on the date of issuance and ending on the later of (i) the Second Maturity Date and (ii) the date of payment of the default amount, as defined therein.

The Company entered into a Securities Purchase Agreement whereby a third investor (the “Third Investor”) purchased from the Company, for a purchase price of $54,500 (the “Third Purchase Price”) a Convertible Redeemable Promissory Note, in the principal amount of $58,000 (the “Third Note”). The Third Purchase Price was funded to the Company on January 22, 2020. The Third Note is due and payable on January 22, 2021 (the “Third Maturity Date”) and entitles the holder to 10% interest per annum. The Third Note may be converted into shares of the Company’s common stock at any time during the period beginning on the date of issuance and ending on the later of (i) the Third Maturity Date and (ii) the date of payment of the default amount, as defined therein.

The Company entered into a Securities Purchase Agreement whereby a fourth investor (the “Fourth Investor”) purchased from the Company, for a purchase price of $75,000 (the “Fourth Purchase Price”) a Convertible Redeemable Promissory Note, in the principal amount of $75,000 (the “Fourth Note”). The Fourth Purchase Price was funded to the Company on March 4, 2020. The Fourth Note is due and payable on February 19, 2021 (the “Fourth Maturity Date”) and entitles the holder to 8% interest per annum. The Fourth Note may be converted into shares of the Company’s common stock at any time during the period beginning on the date of issuance and ending on the later of (i) the Fourth Maturity Date and (ii) the date of payment of the default amount, as defined therein.

The Company entered into a Securities Purchase Agreement whereby a fourth investor (the “Fifth Investor”) purchased from the Company, for a purchase price of $43,000 (the “Fifth Purchase Price”) a Convertible Redeemable Promissory Note, in the principal amount of $43,000 (the “Fifth Note”). The Fifth Purchase Price was funded to the Company on March 25, 2020. The Fifth Note is due and payable on March 12, 2021 (the “Fifth Maturity Date”) and entitles the holder to 8% interest per annum. The Fifth Note may be converted into shares of the Company’s common stock at any time during the period beginning on the date of issuance and ending on the later of (i) the Fourth Maturity Date and (ii) the date of payment of the default amount, as defined therein.

Securities Purchase Agreement

On April 3, 2020, the Company closed on a transaction related to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into on March 30, 2020, whereby an investor (the “Investor”) purchased from the Company, 7,500,000 units (the “Units”), each consisting of (i) 1.5 shares of the Company’s common stock (the “Common Stock”), or pre-funded warrants (the “Prefunded Warrants”) and (ii) 1.5 warrants to purchase one share of Common Stock (“Series A Warrants”, and collectively with the Common Stock the “Units”). In addition to the Units, the Investor was issued 63,750,000 warrants to purchase one share of Common Stock (the “Series B Warrants”) and an additional 63,750,000 warrants to purchase one share of Common Stock, subject to a vesting schedule (the “Series C Warrants” and, together with the Prefunded Warrants, the Series A Warrants, and the Series B Warrants, the “Warrants”). The aggregate purchase price for the Units, the Series A Warrants, the Series B Warrants and the Series C Warrants of $450,000 was paid at closing (the “Purchase Price”) or $0.06 per unit purchase price. The Securities Purchase Agreement contains a blocker provision whereby the Investor or any of its affiliates would not beneficially own in excess of 4.99% of the outstanding number of shares of Common Stock (“Beneficial Ownership Limitation”). As such, the Investor may elect to purchase Prefunded Warrants equal to the same number of shares of Common Stock that the Company would have been issued.

Due to the Beneficial Ownership Limitation, the 11,250,000 shares of Common Stock underlying the Units issuable at closing of the Securities Purchase Agreement are comprised of 804,518 shares of restricted Common Stock and 10,445,482 Prefunded Warrants with exercise price of $0.001 (but can be less than par value). The Prefunded Warrants shall be exercisable immediately and shall expire when exercised in full.

The Securities Purchase Agreement contains such representations, warranties and covenants as are typical for a transaction of this nature.

Series A Warrants

Pursuant to the Securities Purchase Agreement, the Investor purchased Series A Warrants to purchase up to 11,250,000 shares of Common Stock, subject to adjustment as provided therein. The Series A Warrants have a cash exercise price of $0.20 per share. The Series A Warrants contain a provision for cashless exercise in the event there is no effective registration statement registering the shares underlying the Series A Warrants calculated based on the difference between the exercise price of the Series A Warrant and the trading price of the stock (the “Cashless Exercise”).Additionally, the Series A Warrants contain a provision for a cashless conversion at the Holder’s option should the trading price of the Common Stock fall below $0.20 per share calculated based on the difference between the exercise price of the Series A Warrant and 70% of the Market Price, as defined therein (the” Alternate Cashless Exercise”).

Series B Warrants

Pursuant to the Securities Purchase Agreement, the Investor purchased Series B Warrants to purchase up to 63,750,000 shares of Common Stock, subject to adjustment as provided therein; provided, however, commencing on the 90th day following the effective date, the Company may reduce the number of Warrant Shares issuable upon exercise thereof by 37,500,000 upon 10 Trading Days’ prior written notice to the Holder provided that the Company issues to the Holder 3,750,000 shares of Common Stock (or, at the election of the Holder, an equivalent number of pre-funded warrants) and Series A Warrants to purchase up to 3,750,000 shares of Common Stock, which shares shall be issued pursuant to a registration statement without restrictions on resale. The Series B Warrants have a cash exercise price of $0.04 per share. The Series B Warrants contain a provision for Cashless Exercise.

Series C Warrants

Pursuant to the Securities Purchase Agreement, the Investor purchased Series C Warrants to purchase up to 63,750,000 shares of Common Stock, subject to adjustment as provided therein. The Series C Warrants have a cash exercise price of $0.20 per share, subject to the vesting schedule set forth therein, which is based on such Holder’s exercise of the Series B Warrants. The Series C Warrants contain provisions for Cashless Exercise and Alternate Cashless Exercise.

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

Accounting for Stock Based Compensation: We record stock-based compensation in accordance with ASC 718, “Stock Compensation” and Staff Accounting Bulletin No. 107 issued by the SEC in March 2005 regarding its interpretation of ASC 718. ASC 718 requires the fair value of all stock-based employee compensation awarded to employees to be recorded as an expense over the related requisite service period. The statement also requires the recognition of compensation expense for the fair value of any unvested stock option awards outstanding at the date of adoption. We value any employee or non-employee stock-based compensation at fair value using the Black-Scholes Option Pricing Model.

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

Results of Operations

For the Three Months Ended March 31, 2020, as compared to the Three Months Ended March 31, 2019

Revenue

For the three months ended March 31, 2020 and 2019 we did not generate any revenue because we are a development-stage healthcare company and are currently undertaking research and development activities in preparation to begin our clinical trials and no sales were generated in this period.

Administration Expenses

Administration expenses increased by $30,271 to $542,093 for the three months ended March 31, 2020, as compared to $511,822 for the three months ended March 31, 2019. This increase is primarily attributable to an increase of approximately $32,000 in general consulting and accountancy fee, increase of approximately $114,000 in marketing expense, increase of approximately $36,000 of in general legal and intellectual property legal expense, increase of approximately $24,000 in employee remuneration expense as a result of a new employee and increases in salaries, offset by decreases in stock-based expenses of approximately $44,000, decrease in investor relation expenses of approximately $49,000, decrease in insurance expense of approximately $21,000, decrease in public company filing fees of approximately $23,000, decrease in travel and entertainment of approximately $27,000, decrease of approximately $8,000 employee leave accruals and decrease of approximately $4,000 of other general and administrative expenses.

Occupancy Expenses

Occupancy expenses increased by approximately $343 to $7,591 for the three months ended March 31, 2020, as compared to $7,248 for the three months ended March 31, 2019. The increase primarily relates to rent adjustment on under paid rent of $1,100 in the three months ended March 31, 2020.

Research and Development Expenses

Research and development expenses increased by approximately $4,829 to $57,484 for the three months ended March 31, 2020, as compared to $52,655 for the three months ended March 31, 2019. The increase in research and development expenses is primarily attributable to completion of process development activities and preparation for commencement of the engineering run and subsequent full scale GMP manufacture of PRP for clinical trials, with the process, preparation and small scale manufacture having been completed in the period ended December 31, 2017, which the clinical trials we hope to commence in 2021 calendar year, if we raise sufficient proceeds by raising additional capital. Completed activities include raw material purification and stabilization process development, development of analytical quality assurance and control methods, reproduction runs for raw materials, and preparation of raw materials and finished product specifications for future full scale GMP manufacture of PRP.

Interest Expense/Income

Interest expense has increased by approximately $194,995 to $384,804 for the three months ended March 31, 2020, as compared to $189,809 for the three months ended March 31, 2019. Interest expense is primarily comprised of approximately $230,783 of debt discount amortization and approximately $138,417 accretion of debt premium. This increase is primarily attributable to a decrease in the issuance of debt containing embedded derivatives resulting in lower amortization of debt discount, along with a decrease in issuance of convertible notes with discounted debt features during the three months ended March 31, 2020.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities increased by approximately $437,776 to a gain of $454,442 for the three months ended March 31, 2020, as compared to a gain of $16,666 for the three months ended March 31, 2019. This increase in gain is primarily attributable to an increase in the volatility of the prices of our shares of common stock along with the continuous decrease in stock prices during the three months ended March 31, 2020, which resulted in the recognition of gain from change in fair value.

Gain (loss) on Debt Settlements, Net

There were no debt settlements during the three months ended March 31, 2020 and as a result there were no gains or (losses) on settlement of debt during that period, as compared with a loss of $(89) for the three months ended March 31, 2019.

Gain (loss) on Extinguishment of Debt, net

During the three months ended March 31, 2020, notes totaling $164,400 which contained bifurcated embedded conversion option derivatives plus accrued interest of $8,440 were converted. Accordingly, the fair market value of the shares issued was $375,939 resulting in a loss on extinguishment at the time of conversion of $203,099, $263,934 of derivative fair value was recorded as a gain on extinguishment at the time of conversion for a net gain of $60,835. During the three months ended March 31, 2019, the Company repaid a convertible note which were treated as derivative instruments, incurred penalties of $22,048 and recorded a gain on the removal of the derivatives of $38,726.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain (loss) decreased by approximately $2,260,520 to a loss of $(2,135,421) for the three months ended March 31, 2020, as compared to a gain of $125,099 for the three months ended March 31, 2019. The increase in foreign currency transaction loss is primarily attributable to greater fluctuation in exchange rates in the three months ended March 31, 2020, as compared to the three months ended March 31, 2019. The decrease was also due to the recognition of an exchange loss of approximately $1,959,000 on intercompany loans made by the parent to the subsidiary which have not been repaid as at March 31, 2020.

Net Loss

Net loss increased by approximately $2,003,806 to $2,585,662 for the three months ended March 31, 2020, as compared to a net loss of $581,856 for the three months ended March 31, 2019. The increase is primarily attributable to foreign currency transaction loss.

For the Nine months ended March 31, 2020, as compared to the Nine Months Ended March 31, 2019

Revenue

For the nine months ended March 31, 2020 and 2019 we did not generate any revenue because we are a development-stage healthcare company and are currently undertaking research and development activities in preparation to begin our clinical trials and no sales were generated in this period.

Administration Expenses

Administration expenses increased by $1,198,462 to $2,751,478 for the nine months ended March 31, 2020, as compared to $1,553,016 for the nine months ended March 31, 2019. This increase is primarily attributable to an increase of approximately $1,074,000 in stock-based expenses for services, an increase of approximately $119,000 in capital raising costs, an increase in general consulting and accountancy fee of approximately $71,000, an increase in insurance expense of approximately $50,000, an increase of approximately $152,000 in marketing and market research expense, and an increase of approximately $49,000 in employee remuneration expense as a result of a new employee and increases in salaries, offset by decreases in in investor relations based expense of approximately $19,000, a decrease of approximately $50,000 in general legal and intellectual property legal expense, a decrease of approximately $46,000 in public company filing fees, a decrease of $18,000 in travel expense and a decrease of approximately $176,000 in employee leave accruals which is a result of an adjustment of approximately $176,000 to employee leave accruals in the nine months ended March 31, 2019 in order to comply with Australian leave entitlements and decrease of approximately $8,000 of other general and administrative expenses.

Occupancy Expenses

Occupancy expenses increase by approximately $4,040 to $25,815 for the nine months ended March 31, 2020, as compared to $21,775 for the nine months ended March 31, 2019. The increase primarily relates to rent adjustment on under paid rent of $2,200 and property taxed of $1,500 in the nine months ended March 31, 2020.

Research and Development Expenses

Research and development expenses decreased by approximately $80,732 to $122,893 for the nine months ended March 31, 2020, as compared to $203,625 for the nine months ended March 31, 2019. The decrease in research and development expenses is primarily attributable to completion of process development activities and preparation for commencement of the engineering run and subsequent full scale GMP manufacture of PRP for clinical trials, with the process, preparation and small scale manufacture having been completed in the period ended December 31, 2017, which the clinical trials we hope to commence in 2021 calendar year, if we raise sufficient proceeds by raising additional capital. Completed activities include raw material purification and stabilization process development, development of analytical quality assurance and control methods, reproduction runs for raw materials, and preparation of raw materials and finished product specifications for future full scale GMP manufacture of PRP.

Interest Expense/Income

Interest expense has increased by approximately $196,775 to $1,506,111 for the nine months ended March 31, 2020, as compared to $1,309,336 for the nine months ended March 31, 2019. Interest expense is primarily comprised of approximately $537,868 of debt discount amortization and approximately $836,724 accretion of debt premium. This increase is primarily attributable to an increase in the issuance of debt containing embedded derivatives resulting in an increase amortization of debt discount, along with the increase in issuance of convertible notes with discounted debt features during the nine months ended March 31, 2020.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decrease by approximately $2,213,354 to a gain of $298,374 for the nine months ended March 31, 2020, as compared to a loss of $(1,914,980) for the nine months ended March 31, 2019. This decrease is primarily attributable to an increase in the volatility of the prices of our shares of common stock along with a decrease in stock price during the nine months ended March 31, 2020, which resulted in the recognition of a smaller loss from change in fair value.

Gain (loss) on Debt Settlements, Net

There were no debt settlements during the nine months ended March 31, 2020 and as a result there were no gains or (losses) on settlement of debt during that period, as compared with a gain of $14,200 for the nine months ended March 31, 2019.

Gain (loss) on Extinguishment of Debt, net

During the nine months ended March 31, 2020, notes totaling $211,000 which contained bifurcated embedded conversion option derivatives plus accrued interest of $8,440. Accordingly, the fair market value of the shares issued was $446,950 resulting in a loss on extinguishment at the time of conversion of $227,511, $308,522 of derivative fair value was recorded as a gain on extinguishment at the time of conversion for a net gain of $81,011. During the nine months ended March 31, 2019, the Company repaid three convertible notes which were treated as derivative instruments, incurred penalties of $92,134 and recorded a gain on the removal of the derivatives of $936,650. Additionally, the company issued shares of common stock with a value of $1,335,047 which resulted in a gain on extinguishment of $359,726 as the note and derivative fair value exceeded the fair value of shares converted.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain (loss) increased by approximately $1,564,197 to a loss of $(2,053,010) for the nine months ended March 31, 2020, as compared to a loss of $(488,813) for the nine months ended March 31, 2019. The increase in foreign currency transaction loss is primarily attributable to greater fluctuation in exchange rates in the nine months ended March 31, 2020, as compared to the nine months ended March 31, 2019. This transaction loss includes the loss from intercompany balances.

Net Loss

Net loss increased by approximately $1,787,881 to $5,944,711 for the nine months ended March 31, 2020, as compared to a net loss of $4,156,830 for the nine months ended March 31, 2019. The increase is primarily attributable an increase in operating loss of approximately $1,122,000 and a decrease in the gain on extinguishment of debt of approximately $1,123,000 and a decrease in the loss for change in fair value of derivative of approximately $2,213,000.

Liquidity and Capital Resources

Current Financial Condition

As of March 31, 2020, we had total assets of $63,938, comprised primarily of cash of $26,957, GST tax receivable of $4,543, prepaid expenses and other current assets of $0, property and equipment, net, of $5,648, and operating lease right of use asset, net, $24,959. This compares with total assets of $101,652 as of June 30, 2019, comprised primarily of cash of $2,394, GST tax receivable of $5,439, prepaid expenses and other current assets of $83,299, and property and equipment, net, of $8,417.

We had current liabilities of $4,890,800, primarily comprised of net convertible debt of $2,711,173, accounts payable and accrued expenses of $1,476,547 and embedded conversion option liabilities of $318,368, as of March 31, 2020. This compares with current liabilities as of June 30, 2019, of $4,402,888, primarily comprised of net convertible debt of $1,657,377, accounts payable and accrued expenses of $1,640,379, employee benefit liability of $323,837 and embedded conversion option liabilities of $698,264.

We had non-current liabilities of $20,045, comprised of operating lease liability as of March 31, 2020. This compares with non-current liabilities as of June 30, 2019, of $Nil.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the nine months ended March 31, 2020, we borrowed net amounts of approximately $1,465,000 from the sale of convertible promissory notes during such period with various maturity dates ranging from July 3, 2020 to March 12, 2021.

We have substantial capital resource requirements and have incurred significant losses since inception. As of March 31, 2020, we had $26,957 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the Nine months ended March 31,
	2020	2019
Net cash used in operating activities	$(1,349,931)	$(1,793,805)
Net cash used in investing activities	$-	$(2,874)
Net cash provided by financing activities	$1,465,250	$1,920,159
Effect of exchange rate changes on cash	$(90,756)	$(36,191)

Net cash used in operating activities was $1,349,931 for the nine months ended March 31, 2020, as compared to $1,793,805 for the nine months ended March 31, 2019. This decrease is primarily due to a decrease in change in fair value of derivative liabilities of approximately $2,213,000, decrease in accrued expenses of approximately $150,000, decrease in employment related liabilities of approximately $162,000 offset by increases primarily due to increase in stock-based compensation of $1,074,000, changes in foreign currency transaction loss of approximately $1,564,000, and increase in gain on extinguishment of debt of approximately $1,215,000.

Cash flows provided by financing activities for the nine months ended March 31, 2020 were $1,465,250, as compared to $1,920,159 for the nine months ended March 31, 2019. The $1,465,250 resulted from the issuance of $1,591,250 of convertible notes net of $126,000 in issue costs. During the nine months ended March 31, 2019, we received net proceeds from the sale of convertible promissory notes of $1,175,150 and sale of common stock of $1,016,979 offset by repayments of convertible notes of $272,000.

The effect of the exchange rate on cash resulted in a $90,756 negative adjustment to cash flows in the nine months ended March 31, 2020, as compared to a negative adjustment of $36,191 to cash flows in the nine months ended March 31, 2019. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

Going Concern Qualification

We did not generate any revenue for the nine months ended March 31, 2020 and 2019 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds. Management is currently seeking additional funds to operate our business, primarily through the issuance of equity and/or debt securities for cash. No assurance can be given that financing will be available or, if available, that it will be in amounts or on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2020:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CEO and CFO Certifications

Exhibit 31.1 to this Quarterly Report is the Certifications of our Chief Executive Officer and the Chief Financial Officer. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 4 of this Quarterly Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

A complaint against us, dated September 26, 2019, has been filed by Foley Shechter Ablovatskiy (“Foley Shechter”), our former counsel, seeking $151,031.50 in legal fees, in addition to interest and costs of suit. The Company believes these claims to be unfounded and is vigorously defending itself. To that end, on November 20, 2019, the Company filed a motion to dismiss certain counts of the complaint, with prejudice. That motion remains pending with the Supreme Court of the State of New York, County of New York. Upon resolution of the motion, the Company shall file an answer, together with affirmative defenses and counterclaims. The counterclaims shall include, without limitation, malpractice claims, arising out of Foley Shechter’s grossly negligent mishandling of certain transactions and excessive billing related thereto. Certain amounts related to this claim are included in accounts payable and accrued expenses in the accompanying Financial Statements. If our motion to dismiss is granted, our potential liability would be reduced to $51,031.51 plus interest and attorney’s fees.

Regal Consulting, LLC (“Regal”) initiated litigation against the Company in Clark County District Court, Nevada. Regal is demanding approximately $400,000 and 60,000 shares of the Company’s common stock as payment for services that Regal purports to have performed. The Company filed an Answer and Counterclaim, denying liability and alleging that Regal procured by fraud the Company’s execution of a July 2019 Consulting Agreement and thereafter failed to provide the consulting services contemplated by said Agreement.

With respect to unpled claims, Regal claims that $106,500 remains due on a Convertible Note executed by the Company in May of 2017 (the “2017 Note”). Regal additionally claims that it is owed $98,000 in penalties in connection with the Company’s refusal to honor certain Conversion Notices. The Company disputes these allegations and plans to vigorously defend itself should Regal institute litigation. The Company notes that the 2017 Note constituted the payment mechanism prescribed by a Consulting Agreement executed contemporaneously therewith. Regal failed to comply with its obligations under the Consulting Agreement and thereby obviated the Company’s payment obligation thereunder.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report as discussed below, you should carefully consider the factors discussed in the section captioned “Risk Factors” on our Form S-1, filed with the SEC on May 13, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report.

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, Europe and Australia, including in each of the areas in which we operate. The COVID-19 (coronavirus) outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter in place” and other governmental regulations, reduced business and consumer spending due to both job losses, reduced investing activity and M&A transactions, among many other effects attributable to the COVID-19 (coronavirus), and there continue to be many unknowns. While to date we have not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. We continue to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will impact our operations, ability to obtain financing or future financial results is uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the quarter ended March 31, 2020 that were not previously disclosed in a Current Report on Form 8-K or Annual Report on Form 10-K.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2020, we were in default under certain convertible promissory note issued to certain noteholder on August 10, 2017 for failure to pay an aggregate of $8,500 of principal and accrued interest as of March 31, 2020, subsequent to their maturity dates. In April 2020, note holder of certain convertible promissory notes issued on August 29, 2018, October 2, 2018, November 30, 2018, and December 24, 2018, agreed to waive the 24% default interest on such convertible notes. We are currently in discussions with such noteholders to extend such maturity dates. See Note 5 – Convertible Notes to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

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

PROPANC BIOPHARMA, INC.

Dated: May 15, 2020	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Carlo Campiciano
	Name:	Carlo Campiciano
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

