Form 10-K
period 2020-06-30
Propanc Biopharma, Inc.
filed 2020-10-01
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $780,127 computed by reference to the closing price of the registrant’s common stock as quoted on the OTCQB maintained by OTC Markets, Inc. on December, 31 2019 (which was $0.38 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 28, 2020, there were 688,670,618 shares of common stock, par value $0.001 issued and outstanding.

PROPANC BIOPHARMA, INC.

Forward-Looking Statements

This Annual Report on Form 10-K for the fiscal year ended June 30, 2020 (this “Annual Report”) contains certain statements that are, or may be deemed to be, forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made in reliance upon the protections provided by such act for forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “might,” “will,” “will likely result,” “would,” “should,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” “forecast,” “anticipate,” “seek,” “continue,” “target” or the negative of such terms or other similar expressions. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

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

We prepare our consolidated financial statements in United States dollars and in accordance with generally accepted accounting principles as applied in the United States, (“U.S. GAAP”). In this Annual Report, references to “$” and “dollars” are to United States dollars.

Overview

We are a development-stage healthcare company that is currently focused on developing new cancer treatments for patients suffering from pancreatic, ovarian and colorectal cancer. Utilizing our scientific and oncology consultants, we have developed a rational, composite formulation of anti-cancer compounds, which together exert a number of effects designed to control or prevent tumors from recurring and spreading through the body. Our lead product candidate, PRP, is a variation upon our novel formulation and involves proenzymes, the inactive precursors of enzymes. As a result of positive early indications of the anti-cancer effects of our technology, over the last year we have conducted successful pre-clinical studies on PRP and subject to us receiving adequate financing, hope to submit a clinical trial application in the first half of 2021. We intend to develop our PRP to treat early-stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

Key Research and Development Highlights:

●	Potential cancer treatment: We are developing PRP, an intravenous once-daily proenzyme treatment as a therapeutic option in cancer treatment and prevention. PRP is a combination of the pancreatic proenzymes trypsinogen and chymotrypsinogen.

●	Multiple mechanisms of action on cancerous or carcinogenic cells: PRP produces multiple effects on cancerous cells intended to inhibit tumor growth and potentially stop a tumor from spreading through the body. This is in contrast to current cancer treatments that lack sufficient efficacy to achieve a durable clinical response. As our research progresses, we intend to explore further these multiple mechanisms of action in order to identify opportunities to expand our intellectual property portfolio. Furthermore, we hope to uncover the molecular targets of the proenzymes to identify their potential for developing new compounds.

●	Encouraging data from patient treatment: We began our development efforts by analyzing scientific research undertaken over the last 15 years, including clinical data from patients in the UK and Australia. We concluded that there is at least indirect evidence that a formulation such as PRP may be an effective treatment against cancer and warranted further development.

●	Pre-Clinical Efficacy Studies: In November 2015, we completed animal efficacy studies in mice through our contract research partner, vivoPharm, demonstrating proof of concept in vivo. During the course of these studies, we discovered a new target therapeutic dose range using proenzymes for treating cancer. That month, we filed a patent application in support of this discovery, as described further herein.

●	Pre-Clinical Toxicology Studies: In October 2016, we completed an animal study for PRP, in which we evaluated its toxicokinetic parameters as well as its distribution and bioavailability, both before and after repeat dosages. We then initiated a second such study in December 2016. That study escalated the dosage levels in different phases and was completed in April 2017. We observed no major toxicological findings after PRP was administered by intravenous injection once daily throughout the study period.

●	Anticipated Clinical Trial Application: With the successful completion of the studies described above, we believe we have accumulated sufficient data to establish a safe and effective dosage level for PRP and advance our product development to the clinical stage. We are currently working with our manufacturer to create the finished product that will be part of our Investigational Medicinal Product Dossier to be submitted in connection with our anticipated first clinical trial for PRP, which we expect will be conducted in Australia.

●	Orphan Drug Designation: In June 2017, we received notification from the U.S. Food and Drug Administration (FDA) that PRP had been conferred Orphan Drug Designation. This special status is granted when a rare disease or condition is implicated and a potential treatment qualifies under the Orphan Drug Act and applicable FDA regulations. Orphan Drug status qualifies us for various development incentives, including protocol assistance, the potential for research grants, the waiver of future application fees, and tax credits for clinical testing if we choose to host future clinical trials in the U.S.

●	Unique intellectual property: In addition to our pre-clinical studies, we have also focused on building a significant portfolio of intellectual property around the use of proenzymes in the treatment of cancer, identifying new formulations, alternative routes of administration and potential new therapeutic targets. We have filed numerous patent applications relating to PRP, several of which have been granted while others remain pending. In the U.S., we have been issued two patents to date (No. 9,636,359 and 10,350,239). A further application has been filed and an Examiner’s first report expected by May 31, 2022. Our patent protection extends to both PRP’s mechanism of action and the new compositions of proenzymes.

●	Research and development expenses: During the fiscal years ended June 30, 2020 and 2019, we have spent $179,987 and $260,335, respectively, on research and development expenses. Historically, we have assumed all of the costs associated with research and development. In September 2018, the Company entered into a two-year collaboration agreement with the University of Jaén (the “University”) to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the University approximately 52,000 Euros ($59,508 USD) in year one of which 31,754 Euros ($36,117 USD) was paid in fiscal 2019 and 15,410 Euros ($17,331 USD) was accrued in fiscal 2020; and a maximum of 40,000 Euros ($45,775 USD) in year two. Additionally, in exchange for full ownership of the intellectual property the Company agreed to pay royalties of 2% of net revenues to the University.

In August 2019, we announced that we have developed a method to quantify the active ingredients of our lead product candidate, PRP, in preparation for the company’s First-In-Human (“FIH”) study, planned for the second half of 2021 calendar year. The work was conducted by Propanc’s research partner based in Berlin, Germany, who has extensive experience in the development of functional assays for unique bio-therapeutics. This bioanalytical method development and validation plays a significant role in evaluation and interpretation of the systemic absorption of PRP in clinical studies including its distribution, and clinical effects throughout the body. The development of the bioanalytical assay is also an important step for the clinical development of PRP, as Propanc evaluates sites to conduct the FIH study in advanced cancer patients, such as the Peter Mac Center, Australia’s largest cancer hospital, which has significant experience in early stage clinical development. Validation of the bioanalytical method will be undertaken in 2021.

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

On February 4, 2020, we filed a Certificate of Amendment to our Certificate of Incorporation to increase the number of authorized shares of our common stock from 100,000,000 to 1,000,000,000 which was effected on March 13, 2020.

Important Milestones for Propanc

●	From the late 1990s, work from other scientists and clinicians, including Dr. Josef Novak in the U.S., and a since retired oncologist from the Czech Republic, Dr. Frantisek Trnka, shed new light on the therapeutic potential of Professor John Beard’s insights. Extensive laboratory work undertaken over a number of years by Novak and Trnka was reported in the journal Anticancer Research in 2005 in the paper entitled Proenzyme Therapy of Cancer. The conclusion of Novak and Trnka from this work was the discovery “that proenzyme therapy mandated first by John Beard nearly one hundred years ago, shows remarkable selective effects that result in growth inhibition of tumor cells with metastatic potential.” Today, these important scientific observations support our view that proenzymes are selective and effective in targeting malignant tumor cells and could become an effective tool in the fight against metastatic cancer.

●	In 2007, Dr. Julian Kenyon, Medical Director of the Dove Clinic in the UK, and Dr. Douglas Mitchell further developed the therapeutic concepts of Beard and identified strategies that could improve upon the therapeutic potential of Beard’s original ground-breaking work. A suppository formulation was developed by Mandeville Medicines in Buckinghamshire, UK, at the request of, and in consultation with, Drs. Kenyon and Mitchell, in an effort to improve on results reported in the literature pertaining to the potential therapeutic use of proenzymes in cancer treatment. Patients were first treated with the suppository formulation in April 2007 at The Dove Clinic in the UK, and in July 2007 at the Opal Clinic in Australia. Drs. Kenyon and Mitchell, through The Dove Clinic and Opal Clinic respectively, treated cancer patients in the United Kingdom and Australia with a suppository formulation of proenzymes. The treatment was undertaken under special UK and Australian regulatory provisions. In the UK it was undertaken under the regulations of the Medicines and Healthcare Products Regulatory Agency (the “MHRA”), designed for patients who have special clinical needs that cannot be met by licensed medicinal products, and in Australia under the Therapeutic Goods Administration (“TGA”) Special Access Scheme, a mechanism that provides for the import and/or supply of an unapproved therapeutic good for a single patient, on a case by case basis. In both jurisdictions, patients are permitted to receive treatment on an individual basis for compassionate use as long it is supplied by a recognized, licensed manufacturer who is able to meet certain guidelines for unapproved products, and individual case files are maintained for patients should the regulatory authorities require this information. No prior approval was required by either the MHRA or TGA prior to the commencement of treatment. No suppository formulation of the proenzymes was available and it was necessary for a novel suppository formulation to be manufactured specifically for these patients by a suitably licensed manufacturer.

●	Forty-six late stage cancer patients suffering from a range of malignancies in the UK and Australia received treatment with the proenzyme suppositories over periods of time ranging from one month to in excess of 17 months. Inspired by their observations in clinical practice, Drs. Kenyon and Mitchell resolved to develop proenzyme therapy for cancer patients worldwide.

●	In late 2007, Drs. Kenyon and Mitchell and Mr. James Nathanielsz, our Chief Executive Officer and Chief Financial Officer, developed a strategy to commercialize the newly developed proenzyme formulation, now designated PRP. Propanc PTY LTD. was established in Australia as a vehicle to refine, develop and commercialize novel, patented proenzyme therapeutics for the treatment of cancer.

●	In 2008, our Scientific Advisory Board (the “Scientific Advisory Board”) comprising Professor John Smyth (Edinburgh University), Professor Klaus Kutz (Bonn University) and Professor Karrar Khan (De Montfort University) was established. Today, the expertise of the Scientific Advisory Board in oncology research and development will be relied upon as we initiate patient trials and advance our products down the requisite regulatory pathways to commercialize our proenzyme therapies.

●	In 2009, a retrospective review of the patient notes from the 46 patients treated in the UK and Australia with the proenzymes suppositories (as described above) was undertaken by Dr. Kenyon. This report was subject to analysis by Professor Klaus Kutz who, at the time of the review, was an independent consultant in clinical pharmacology and safety, specializing in oncology. Professor Kutz observed that no patients were reported as living for a period less than that predicted by the treating clinician and a number of terminally ill patients lived marginally longer than predicted, particularly those suffering from pancreatic, colorectal, ovarian and gastro-intestinal cancers. As a result of the observations made by Dr. Kenyon and Professor Kutz, we are targeting the development of proenzyme therapy for the treatment of colorectal and pancreatic cancers for clinical trials, and in the future targeting other cancer types as our product candidate progresses to commercialization.

●	In early 2008, a research collaborative partnership was established with Professor David Tosh at the Center for Regenerative Medicine, Department of Biology and Biochemistry at Bath University, to investigate the molecular mechanisms by which the proenzyme formulation is acting, which resulted in us filing two provisional patents a year later. We undertook additional scientific research with Professor Tosh, Dr. Macarena Perán, Department of Health Sciences at Jaén University, and Dr. Juan Antonio Marchal, Biopathology and Regenerative Medicine Institute at Granada University. Important anti-cancer effects of the proenzymes were discovered, including triggering cell necrosis (cell death) and apoptosis (programmed cell death) and significantly, the induction of cell differentiation (i.e. inducing cancer cells to exhibit normal cell behavior). This led to us increasing our intellectual property base and patent new pharmaceutical compositions designed to enhance the effects of proenzymes. Subsequently, two provisional patents were combined into one Patent Cooperation Treaty (“PCT”) Application, filed on October 22, 2010 (PCT Application), and then a year later, we completed a 30 month national phase filing deadline for an international patent and commenced entering the national phase in countries around the world. Thus far, we have received grant status in Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore and South Africa and our application remains under examination in Brazil, Canada, the European Union, Malaysia, Mexico and the Republic of Korea. In the United States, two patents have been issued to date by the United States Patent and Trademark Office (No. 9,636,359 and No. 10,350,239) while another remains pending. We also have another 3 PCT applications for proenzyme compositions that have entered national phase in major global jurisdictions.

●	In late 2010, we made important discoveries and scientific observations, resulting in additional composition claims, which were included in the original PCT Application, further protecting the company’s proenzyme formulation. Collaboration with vivoPharm Pty Ltd. (“vivoPharm”), located in Melbourne, Australia, with research facilities in Hershey, Pennsylvania, United States, identified a highly synergistic ratio of the proenzymes when combined together, resulting in increased anti-cancer effects in several tumor cell lines. Furthermore, although α-Amylase was previously included in the early days of enzyme therapy and in the suppository formulation developed by Dr. Kenyon and Dr. Mitchell, after evaluating the synergistic interaction between the two proenzymes and α-Amylase, we concluded that α-Amylase did not contribute to the anti-tumor activity of the formulation, and so it was removed. By 2011, further work completed by vivoPharm confirmed the anti-metastatic effects of the newly combined ratio of the proenzymes in various cell line assays, and anti-angiogenic (inhibition of blood vessel formation) properties of the proenzyme treatment in mice.

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

●

In September 2018, we entered into a two-year collaboration agreement with the University of Jaén to provide certain research services to us. In consideration of such services, we agreed to pay the university approximately 52,000 Euros ($59,508 USD) in year one and a maximum of 40,000 Euros ($45,775 USD) in year two. Additionally, in exchange for full ownership of the intellectual property we agreed to pay royalties of 2% of net revenues to the University.

●	In December 2018, we announced that our foundation patent application has been granted by the Office of the Controller General of Patents, Design and Trademarks, India. The foundation patent, which covers our lead product candidate, PRP, pioneers the discovery of a pharmaceutical composition for treating cancer via a combination of trypsinogen and/or chymotrypsinogen pancreatic proenzymes. As of June 30, 2020, the foundation patent has been granted in the United States, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Turkey, United Kingdom, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore, Malaysia, South Africa, Mexico, Republic of Korea and India. It is presently under examination in Brazil and Canada.

●	In January 2019, we announced that a cooperation agreement has been entered into between the University of Jaén and our Company to commence the POP1 joint drug discovery program to be co-funded by both parties. The agreement coincides with the appointment of research scientist, Mr. Aitor González, to lead the drug discovery and research activities over the next 3 to 4 years. The objective of the program is to identify and develop suitable backup compounds to our lead product candidate, PRP. As part of the agreement, Macarena Perán, Ph.D. and Julian Kenyon, M.D. have been appointed as joint supervisors, representing the University and our Company, respectively. The program involves advancing new compounds through a drug screening process, followed by preclinical and early stage clinical development. As the drug candidate progresses along the development pathway, the collaboration will also involve the Universities of Granada and Jaén, as well as Granada and Almeria Hospitals, which are members of FIBAO, a Public Health Foundation, based in Granada, Spain, committed to assisting commercial partners with the development and commercialization of innovative technologies designed to benefit humankind.

●	In March 2019, we announced that we received a notification of allowance from the United States Patent and Trademark Office (“USPTO”) confirming both methods of treatment and composition of matter claims involving trypsinogen and chymotrypsinogen for our foundation patent in the U.S. that covers PRP. The notification of allowance from the USPTO signifies that a USPTO examiner has determined that PRP’s patent application is complete and meets all relevant statutory requirements.

●

In March 2019, we announced that we have initiated development of a bio-analytical assay intended to quantify the active ingredients of RPR in preparation for human trails. The necessary work performed in connection with this development will be conducted by a specialist Contract Research Organization with extensive knowledge in the development of functional assays for different bio-therapeutics.

●	In July 2019, we appointed Mr. Carlo Campiciano as Chief Financial Officer. Mr. Campiciano brings significant experience to the Company across a broad range of financial disciplines in the healthcare sector, including taxation, finance, operations, planning and financial strategy. Mr. Campiciano will assist with the transformational stage into a clinical development company, along with the goal of up-listing to a U.S. national stock exchange.

●	In November 2019, we announced that the POP1 research and drug discovery program has made significant advancements towards producing synthetic versions of the two proenzymes, trypsinogen and chymotrypsinogen. With the aim of producing large quantities of trypsinogen and chymotrypsinogen for commercial use, exhibiting minimal variation between lots and without sourcing the proenzymes from animals, the Company is undertaking a challenging research project in collaboration with the universities of Jaén and Granada. So far, the Company’s scientific researchers have developed a novel expression system. At the research laboratories at the universities of Jaén and Granada, scientific researchers are in the process of optimizing conditions to achieve high titers of recombinant trypsinogen and chymotrypsinogen with this expression system.

●	In January 2020, we announced that a Certificate for Advance Overseas Finding was received from the Board of Innovation and Science Australia to receive up to a 43.5% “cash back” benefit from overseas R&D expenses. The finding relates to the planned Phase 1 clinical trial – Multiple Ascending Dose Studies of proteolytic proenzymes for the treatment of pancreatic cancer, for 2018/19 and the two following financial years. Overseas activities to be undertaken include the development of an analytical assay for the quantification of active pharmaceutical ingredients in the Company’s lead product candidate, PRP, and its manufacture of the finished product for the Phase 1 clinical trial. The finding from the Board agreed there is a significant link between the two supporting activities and the planned Phase 1 clinical trial, and the two activities cannot be conducted solely in Australia. The Phase 1 clinical trial is planned to be conducted at the Peter Mac Center, one of the world’s leading cancer research, education and treatment centers, globally and is Australia’s only public hospital solely dedicated to caring for people affected by cancer.

●

Today, after deepening our scientific knowledge of the anti-cancer effects of proenzymes through our ongoing efforts with our research partners and strengthening our intellectual property portfolio by filing our patents in countries around the world, we believe we are ready to undertake human clinical trials and subject to receiving adequate financing, we hope to submit a clinical trial application in the second quarter of 2021 calendar year.

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

The invasion-metastasis cascade

The great majority of life-threatening cancers occur in epithelial tissues, yielding carcinomas. Epithelial cells generally have a multi-sided, uniform shape. They have well defined contact points with neighboring cells and a strong attachment to the underlying connective tissue, or stroma, which creates a framework for solid tumors in the body. Separating the two is the specialized type of extracellular matrix, known as the basement membrane.

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

Thereafter, carcinoma cells may invade into lymphatic or blood micro vessels. The latter may then transport these cancer cells to distant sites in the body where they may be trapped and subsequently form new metastases.

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

Our Solution

Our solution is to develop and commercialize a long-term therapy to prevent tumor recurrence and metastases, the main cause of patient death from cancer. We believe this problem can be addressed by developing a proenzyme formulation specifically targeting malignant carcinoma cells to create a long-lasting clinical benefit to the patient.

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

Once activated, proenzymes influence the micro-immune environment around the cell, altering a number of pathways critical for supporting cancer cell growth, invasion and metastasis. This includes interacting with proteinases and cell signaling pathways in the extracellular matrix, whilst also interacting directly with cell surface proteins that effect the internal pathways of the cancer cell, triggering re-expression of epithelial markers, reducing important EMT markers, and inducing a series of cellular activities which alters the cancer cell’s morphology (structure) from a malignant to a benign state. Up to four pathways related to cancer spread and metastasis, including TGFΒ, Hippo, Wnt and Notch pathways were regulated by proenzymes.

Planned Clinical Development

PRP recently completed preclinical development. A First-In-Human (FIH), Phase Ib study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP is planned to commence in the second half of 2021 calendar year in a jurisdiction to be selected by us, subject to us receiving adequate financing, and is hoped to be completed within twelve months. The study will be an open-label, multicenter, non-comparative study of PRP administered at increasing dose levels, with once daily intravenous injections over a 28-day cycle, with at least 20 and up to 40 patients enrolled.

The Phase Ib study is planned to be followed by two open Phase IIa studies evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP administered intravenously to patients with locally advanced or metastatic pancreatic adenocarcinoma, or to patients with advanced epithelial ovarian cancer who have failed prior anti-cancer therapy regimen. These studies are envisioned to start in parallel, shortly after the FIH Phase IIa study, and are hoped to be finalized in 2022. Both studies will be open, multicenter phase II studies measuring overall survival of patients having received once daily intravenous administrations of PRP.

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

Anti-tumor efficacy of PRP in orthotropic mice models

The effect of the proenzyme formulation PRP at different doses on tumor weight in orthotopically implanted pancreatic and ovary tumors was assessed. In the pancreatic tumor control group, there was significant (*P < 0.05) reduction in mean tumor weight in animals treated for 26 days with trypsinogen/chymotrypsinogen at 83.3/500 mg/kg (30.2 mg; 85.9% inhibition) compared with control (PBS; 214.8 mg), but not between trypsinogen/chymotrypsinogen at 27.5/165 mg/kg (196.5 mg; 8.5% inhibition) and the control (as shown in the figure below).

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

We are currently evaluating Australia, UK and Europe as the potential destination where we may commence the Phase Ib trial. In particular, we are closely evaluating Australia because of its research and development tax incentives, as well as a simplified regulatory environment. As part of such incentives, eligible companies conducting clinical trials in Australia receive up to 43.5% “cash-back” benefit in the form of a refund of their qualified research and development costs and expenses. The Company received a refund of $199,834 AUD ($134,728 USD) and $161,383 AUD ($115,437 USD) in the years ended June 30, 2020 and 2019 respectively. We are continuing to evaluate all options to conduct our planned clinical trials in the most cost-efficient manner, while striving to minimize dilution to our stockholders.

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

In first quarter of 2021 calendar year, we anticipate the submission of the Clinical Trial Application for PRP in a jurisdiction to be determined by us that would suit the best interests of the trial and our Company. We anticipate receiving approval of such application in the first half of 2021. Following the clinical trial application, we plan to commence our Study Preparation, including CRO Selection and Contracts, Analytical Lab Selection Contracts and Trial Sites Selection and Contracts. In connection with the Clinical Trial Application, this product will be part of our Investigation Medicinal Product Dossier, Study Protocol and Investigator’s Brochure. In the first half of 2021 calendar year, we hope to complete the Study Preparation with the Preparation of Logistics and Trial Sites Initiation Visits and complete our clinical trial application review.

Commencing in the second half of 2021 calendar year, we intend to initiate a Phase Ib study in advanced cancer patients with solid tumors and the anticipated costs will be approximately $6.5 million. We will need to raise additional financing to fund our planned Phase I, II and III clinical trials and for working capital.

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

Intellectual Property

We have filed multiple patent applications relating to our lead product, PRP. The first application was filed in October 2010 in each of the countries listed in the table below. This patent has been granted and remains in force in the United States, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Turkey, United Kingdom, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore, Malaysia, South Africa, Mexico, Republic of Korea and India. In Brazil and Canada, the patent application remains under examination.

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

No.	Title	Country	Case Status	Date Filed
1.	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic reduction agent.	USA, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Turkey, United Kingdom, Australia, China, Japan, Indonesia, Israel, New Zealand, Malaysia, Singapore, Malaysia, South Africa, Mexico, Republic of Korea and India	Granted	Oct-22-2010

		Brazil and Canada	Under Examination

		USA	Two divisional applications granted and also under examination in Mexico and China

2.	Proenzyme composition	Australia	Granted	Nov-11-2016

		Canada, China, Europe, Hong Kong, India, Indonesia, Israel, Japan, Malaysia, New Zealand, Singapore, South Africa and USA	Application filed and pending	Nov-11-2016

3.	Cancer Treatment	Australia	Accepted	Jan-27-2017

		Canada, China, Europe, Hong Kong, Israel, Japan, Malaysia, New Zealand, Singapore and USA	Application filed and pending	Jan-27-2017

4.	Composition of proenzymes for cancer treatment	Australia, China, Europe, Japan, and USA	Application filed and pending	Apr-12-2017

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on our field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

The basis of our intellectual property protection will be built around the following elements:

●	Method of use: Understanding the mechanism of action of the PRP proenzyme formulations, enabling the identification of new molecular targets, potential new therapeutic compounds and identification of new formulations that are adapted to enhance activity.

●	Formulation: We have developed an enhanced formulation containing the proenzyme trypsinogen in combination with at least one of two types of identified compounds considered effective for providing synergistic enhancement of the proenzyme-based formulations. A patentability assessment, based on an international prior art search, has indicated that strong potential exists for successfully obtaining patent claims covering the formulation.

●	Composition of Matter: Synthetic recombinant proteins designed to improve the quality, safety and performance of proenzymes used in the proposed formulations form part of the research and development program.

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

UK

On June 23, 2016, the UK government held a referendum to gauge voters’ support to remain or leave the European Union. The referendum resulted in 51.9% of UK voters in favor of leaving the European Union, commonly referred to as “Brexit.” On March 29, 2017, the UK invoked Article 50 of Lisbon Treaty to initiate complete withdrawal from the European Union, which was effected on January 31, 2020. The center for the EMA was based in London but the European Union has relocated the center to The Netherlands.

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

Employees

As of September 14, 2020, we have one full-time employee and two part-time employees. In addition to our employees, we engage key consultants and utilize the services of independent contractors to perform various services on our behalf. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business. Over time, we may be required to hire additional employees or engage independent contractors to execute various projects that are necessary to grow and develop our business. These decisions will be made by our officers and directors, if and when appropriate.

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

We have concerns about our ability to continue as a going concern based on the absence of revenues, recurring losses from operations and our need for additional financing to fund all of our operations. Working capital limitations continue to impinge on our day-to-day operations, thus contributing to continued operating losses. For the fiscal years ended June 30, 2020 and June 30, 2019, we had net losses of $4,740,723 and $5,758,369, respectively and used cash in operations of $1,849,589 and $2,060,037. Further, as of June 30, 2020, we had $67,007 in cash and had an accumulated deficit and a stockholders’ deficit of $55,781,770 and $3,641,425 respectively.

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

We face risks related to Novel Coronavirus (COVID-19) which could significantly disrupt our research and development, operations, sales, and financial results.

Our business will be adversely impacted by the effects of the Novel Coronavirus (COVID-19). In addition to global macroeconomic effects, the Novel Coronavirus (COVID-19) outbreak and any other related adverse public health developments will cause disruption to our operations, research and development, and sales activities. Our third-party manufacturers, third-party distributors, and our customers have been and will be disrupted by worker absenteeism, quarantines and restrictions on employees’ ability to work, office and factory closures, disruptions to ports and other shipping infrastructure, border closures, or other travel or health-related restrictions. Depending on the magnitude of such effects on our activities or the operations of our third-party manufacturers and third-party distributors, the supply of our products will be delayed, which could adversely affect our business, operations and customer relationships. In addition, the Novel Coronavirus (COVID-19) or other disease outbreak will in the short-run and may over the longer term adversely affect the economies and financial markets of many countries, resulting in an economic downturn that will affect demand for our products and impact our operating results. There can be no assurance that any decrease in sales resulting from the Novel Coronavirus (COVID-19) will be offset by increased sales in subsequent periods. Although the magnitude of the impact of the Novel Coronavirus (COVID-19) outbreak on our business and operations remains uncertain, the continued spread of the Novel Coronavirus (COVID-19) or the occurrence of other epidemics and the imposition of related public health measures and travel and business restrictions will adversely impact our business, financial condition, operating results and cash flows. In addition, we have experienced and will experience disruptions to our business operations resulting from quarantines, self-isolations, or other movement and restrictions on the ability of our employees to perform their jobs that may impact our ability to develop and design our products in a timely manner or meet required milestones or customer commitments.

We have incurred significant losses since our inception. We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

Since inception, we have incurred significant operating losses. Our net loss was $4,740,723 and $5,758,369, respectively, for the fiscal years ended June 30, 2020 and June 30, 2019. As of June 30, 2020, we had a deficit accumulated of $55,781,770. To date, we have not generated any revenues and have financed most of our operations with funds obtained from private financings.

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

As of June 30, 2020, the total amount of debt outstanding under these convertible notes, including interest, is approximately $1,100,000 (not including redemption premium). Please see the section captioned “Management’s Discussion of Financial Condition and Results of Operations - Recent Developments” for further information

We will continue to need substantial additional funding. If we are unable to raise capital when needed, we would be forced to delay, reduce or eliminate our product development programs or commercialization efforts.

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

The conversion of some or all of our currently outstanding convertible notes in shares of our common stock will dilute the ownership interests of existing stockholders. As of June 30, 2020, we had 11 outstanding notes convertible into approximately 439,113,000 shares of our common stock (based on then applicable conversion prices). Each holder of the notes has agreed to a 4.99% beneficial ownership conversion limitation (subject to certain noteholders’ ability to increase such limitation to 9.99% upon 60 days’ notice to us), and each note may not be converted during the first six-month period from the date of issuance. Any sales in the public market of the common stock issuable upon such conversion or any anticipated conversion of our convertible notes into shares of our common stock could adversely affect prevailing market prices of our common stock.

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

At present, our only product candidate, PRP, is still in preclinical development. While we are hopeful that the preclinical testing we have completed will lead to our initiating human clinical trials in 2021, as noted elsewhere we expect that it will be several years, at least, before PRP can be commercialized. Further, if clinical trials for PRP fail to produce statistically significant results, we would likely be forced to either spend several more years in development attempting to correct whatever flaws were identified in the trials, or we would have to abandon PRP altogether. Either of those contingencies, and especially the latter, would dramatically increase the amount of time before we would be able to generate any product-related revenue, and we may well be forced to cease operations. Under such circumstances, you may lose at least a portion of, and perhaps your entire, investment.

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

We do not have any manufacturing facilities or personnel. We currently obtain all of our supply of PRP for clinical development through our Manufacturing Service Agreement (the “MSA”) with Amatsigroup, and we expect to continue to rely on Amatsigroup for the manufacture of clinical and, if necessary, commercial quantities of PRP. We anticipate that our payments to Amatsigroup under the MSA will range between $2.5 million and $5.0 million over three years, when the finished drug product is manufactured and released for clinical trials. The Company has spent a total of $1,689,146 of costs to date under this contract of which $49,854 was expensed in fiscal 2019, $701,973 in fiscal 2018 and $937,319 in fiscal 2017. The MSA shall continue for a term of three years unless extended by mutual agreement in writing. Either party to the MSA has the right to terminate. The MSA expired in 2019 and may be extended by mutual agreement in writing with a possible extension currently under consideration. If we are not current with payments to Amatsigroup and Amatsigroup terminates the MSA or suspends its manufacturing services to us, this adversely affect our supply of PRP and result in harm to our business and results of operations.

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

We have obtained patent protection for PRP in thirty-two countries and have a further thirty-three patent applications either pending or under examination in major global jurisdictions. Our future success depends in large part on our and, as applicable, our licensors’, ability to obtain and maintain patent protection in the United States and other countries with respect to our proprietary technology. We cannot be certain that patents will be issued in those countries where our applications are still under examination.

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

On March 29, 2017, the UK invoked Article 50 of Lisbon Treaty to initiate complete withdrawal from the European Union which was effected on January 31, 2020, and therefore, the regulatory drug approval process in that country may be significantly different from the current drug regulatory policies in the European Union. We currently are considering holding our clinical trials in the UK, among other countries, and therefore this event could significantly impact our efforts to successfully bring PRP to market. It is not yet possible for us to determine the impact of the UK’s withdrawal from the European Union, but any additional costs or delays in obtaining approvals may hinder our ability to conduct clinical trials or market PRP in the UK.

RISKS RELATING TO EMPLOYEE MATTERS AND MANAGING GROWTH

Our future success depends on our ability to retain our chief executive officer and our chief scientific officer and, as we continue to develop and grow as a company, to attract, retain and motivate qualified personnel.

We are highly dependent on our management team, specifically Mr. James Nathanielsz, our Chief Executive Officer, Acting Chairman, Secretary, Treasurer and a director; Dr. Julian Kenyon, our director who also serves as our chief scientific officer in a non-executive officer capacity, and Mr Carlo Campiciano our Chief Financial Officer. While we have a current employment agreement with Mr. Nathanielsz and a director agreement with Dr. Kenyon, both such employment agreement and director agreement permit each of the respective parties thereto to terminate such agreements upon notice. If we lose this key employee and/or the services of our other director, our business will suffer and we may have to cease operations.

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

In connection with the audits of our consolidated financial statements for the fiscal years ended June 30, 2020 and 2019, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2020:

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

We outsource certain functions that would normally be performed by a principal financial officer to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

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

We plan to take a number of actions in the future to correct these material weaknesses including, but not limited to, establishing an audit committee of our board of directors comprised of at least two independent directors, adding additional experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements, subject to receiving sufficient additional capital. If we receive sufficient capital, we hope to increase the chief financial officer’s role from part-time to full-time as the next step in building out our accounting department. We will need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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

Substantially all of our assets are located outside of the United States. In addition, our Chief Executive Officer, James Nathanielsz, and our Chief Financial Officer, Carlo Campiciano, reside in Australia and our other director, Dr. Julian Kenyon, resides in the UK. As a result, it may be difficult for you to effect service of process within the United States upon these persons. It is uncertain whether the courts of Australia or the UK would recognize or enforce judgments of the United States or state courts against us or such persons predicated upon the civil liability provisions of the laws of the United States or any state.

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

Although our common stock is currently quoted on the OTCQB, to be eligible to continue to be quoted on the OTCQB, among other things, our common stock is required to meet a minimum closing bid test of $0.01 per share on at least one of the prior thirty consecutive calendar days. On July 2, 2020, the OTCQB informed us that the bid price for our common stock has closed below $0.01 for more than 30 consecutive calendar days, and therefore, our common stock no longer meets the Standards for Continued Eligibility for OTCQB. The OTCQB has granted us a cure period of 90 calendar days from such date (being September 29, 2020) during which the minimum closing bid price of our common stock must be $0.01 or greater for ten consecutive trading days in order for our common stock to continue trading on the OTCQB.

Our management determined that a Reverse Stock Split would allow us to satisfy such minimum closing price requirement for the duration of the required period. On August 22, 2020 we submitted a Form 14C to Finra to affect a 1:1000 reverse split of the Company’s stock. The application has progressed and there are no matters outstanding that have not been addressed by the Company and as such we believe that the application is in the final stages of approval by Finra. At the date of this report it is unlikely that the reverse split will be affected by the deadline of September 29, 2020, as such it is likely that the Company’s stock will be removed from the OTCQB marketplace and will move to the Pink market. In the event that the Company’s stock is removed from the OTCQB market, the Company will reapply for quotation on the OTCQB market as soon as the reverse split is affected.

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

We are authorized to issue up to 1,000,000,000 shares of our common stock, $0.001 par value per share. We have the right to raise additional capital or incur borrowings from third parties to finance our business. The board of directors has the authority, without the consent of any of the shareholders, to cause us to issue more shares of our common stock and/or securities convertible into our common stock. We will likely issue additional shares of our common stock and/or such securities in the future and such future sales and issuances of our common stock or rights to purchase our common stock could result in substantial dilution to our existing stockholders. We may sell common stock, convertible securities and other equity securities in one or more transactions at prices and in a manner as we may determine from time to time. If we sell any such securities in subsequent transactions, our stockholders may be materially diluted. New investors in such subsequent transactions could gain rights, preferences and privileges senior to those of holders of our common stock.

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

We will remain a smaller reporting company until we have a public float of $250 million held by non-affiliates or our annual revenues are greater than $100 million.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 302, 6 Butler Street, Camberwell, VIC, 3124 Australia, which we lease from Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our chief executive officer, chief financial officer and a director, and his wife are owners and directors. The lease has a five-year term commencing May 5, 2016, and we are currently obligated to pay $3,606 AUD or $2,431 USD (depending on exchange rate), inclusive of tax, in rent per month

Item 3. Legal Proceedings.

A complaint against us, dated September 26, 2019, has been filed by Foley Shechter Ablovatskiy (“Foley Shechter”), our former counsel, seeking $151,031 in legal fees, in addition to interest and costs of suit. The Company believes these claims to be unfounded and is vigorously defending itself. To that end, on November 20, 2019 the Company filed a motion to dismiss certain counts of the complaint, with prejudice. That motion remains pending with the Supreme Court of the State of New York, County of New York. Oral argument is scheduled for November 5, 2020. Upon resolution of the motion, the Company shall file an answer, together with affirmative defences and counterclaims. The counterclaims shall include, without limitation, malpractice claims, arising out of Foley Shechter’s grossly negligent mishandling of certain transactions and excessive billing related thereto. Certain amounts related to this claim are included in accounts payable and accrued expenses in the accompanying Financial Statements. If our motion to dismiss is granted, our potential liability would be reduced to $51,031 plus interest and attorney’s fees

Regal Consulting, LLC (“Regal”) initiated litigation against the Company in Clark County District Court, Nevada. Regal is demanding approximately $400,000 and 60,000 shares of the Company’s common stock as payment for services that Regal purports to have performed.  Regal additionally claims that $106,500 remains due on a Convertible Note executed by the Company in May of 2017 (the “2017 Note”), and asserts that it is owed in excess of $100,000 in penalties in connection with the Company’s refusal to honor certain Conversion Notices.  The Company filed an Answer and Counterclaim, denying liability and alleging that Regal procured by fraud the Company’s execution of various consulting agreements and additionally failed to provide the consulting services contemplated by said agreements.

The discovery process is ongoing.  In addition, the parties have agreed to mediate their dispute and are in the process of selecting a mediator and scheduling their mediation.

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

On September 14, 2020, the last reported sales price per share of our common stock on the OTCQB was $0.0019.

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

Number of Holders

As of September 28, 2020, we had 74 record holders of our common stock holding 688,670,618  shares, one holder of our Series A Preferred Stock holding 500,000 shares and one holder of our Series B Preferred Stock holding one share.

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

Recent Sales of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the year ended June 30, 2020 that were not previously disclosed in a Current Report on Form 8-K or Quarterly Report on Form 10-Q.

Issuance of Shares of Common Stock upon Conversion

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

Fiscal Year 2020

During our first quarter ended September 30, 2019, we issued 181,939 shares of our common stock at an average conversion price of $0.68 as a result of the conversion of principal and interest in the aggregate amount of $123,712 underlying certain convertible notes converted during such period.

During our second quarter ended December 31, 2012, we issued 1,064,920 shares of our common stock at an average conversion price of $0.206 as a result of the conversion of principal and interest in the aggregate amount of $219,466 underlying certain outstanding convertible notes converted during such period.

During our third quarter ended March 31, 2020, we issued 16,096,509 shares of our common stock at an average conversion price of $0.053, as a result of the conversion of principal and interest in the aggregate amount of $856,338 underlying certain outstanding convertible notes converted during such period.

During our fourth quarter ended June 30, 2020, we issued 230,275,879 shares of our common stock at an average conversion price of $0.004, as a result of the conversion of principal and interest in the aggregate amount of $925,658 underlying certain outstanding convertible notes converted during such period.

We had 735,747,157 shares of our common stock reserved for future issuances based on lender note conversion requirements pursuant to underlying financing documents at June 30, 2020.

Other Issuance of Shares of Common Stock

On October 5, 2018, we issued 7,701 shares of our common stock to L2 Capital as the commitment fee under the L2 Equity Purchase Agreement.

On July 19, 2019, we issued 20,000 shares of our common stock to Regal Consulting LLC for services rendered under a Consulting Agreement entered into between the Company and Regal Consulting LLC.

On March 3, 2020 we issued 150,000 shares of our common stock to Sylva International LLC for services rendered under a Consulting Agreement entered into between the Company and Sylva International LLC.

On April 6, 2020 we issued 804,518 shares of our common stock to Ionic Ventures LLC pursuant to a Securities Purchase Agreement.

On April 8, 2020 we issued 1,151,682 shares of our common stock to Sylva International LLC for services rendered under a Consulting Agreement entered into between the Company and Sylva International LLC.

On June 26, 2020 we issued 7,406,892 shares of our common stock to Sylva International LLC for services rendered under a Consulting Agreement entered into between the Company and Sylva International LLC.

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

Issuance of Options

As of June 30, 2020, the Company had outstanding agreements to grant options to purchase 59,644 shares of its common stock, with a weighted average exercise price per share of $76.37.

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

No stock options were issued during the fiscal year ended June 30, 2020.

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

On August 30, 2019, pursuant to a Securities Purchase Agreement, we issued to Auctus Fund LLC (i) a Common Stock Purchase Warrant permitting the holder to purchase 450,000 shares of common stock of the Company for an exercise price of $2.25, (ii) a Common Stock Purchase Warrant permitting the holder to purchase 300,000 shares of common stock of the Company for an exercise price of $3.33, and (iii) a Common Stock Purchase Warrant permitting the holder to purchase 225,000 shares of common stock of the Company for an exercise price of $4.50.

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

On March 30, 2020, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) whereby an investor (the “Investor”) purchased from the Company, 7,500,000 units (the “Units”), each consisting of (i) 1.5 shares of the Company’s common stock (the “Common Stock”), or pre-funded warrants (the “Prefunded Warrants”) and (ii) 1.5 warrants to purchase one share of Common Stock (“Series A Warrants”, and collectively with the Common Stock the “Units”). In addition to the Units, the Investor was issued 63,750,000 warrants to purchase one share of Common Stock (the “Series B Warrants”) and an additional 63,750,000 warrants to purchase one share of Common Stock, subject to a vesting schedule (the “Series C Warrants” and, together with the Prefunded Warrants, the Series A Warrants, and the Series B Warrants, the “Warrants”). The aggregate purchase price for the Units, the Series A Warrants, the Series B Warrants and the Series C Warrants of $450,000 was paid at closing (the “Purchase Price”). The 11,250,000 shares of Common Stock underlying the Units issuable at closing of the Securities Purchase Agreement are comprised of 804,518 shares of restricted Common Stock and 10,445,482 Prefunded Warrants.

As of June 30, 2020, there were 151,170,514 warrants outstanding and exercisable with expiration dates commencing August 2020 and continuing through August 2024, with a weighted average exercise price per share of $0.15.

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

As a result of positive early indications of the anti-cancer effects of our technology over the last 12-24 months we have conducted successful pre-clinical studies on PRP and also commenced preparation for a clinical study in advanced cancer patients. Subject to us receiving sufficient financing, we plan to begin our Investigational Medicinal Product Dossier, study proposal and Investigator’s Brochure in the second half of 2020 calendar year. Our plan is to then commence our study preparation process with the contract research organization, analytical lab and trial site(s) selection and to begin our clinical trial application for PRP (“CTA”) compilation in the third calendar quarter of 2020 and complete the CTA compilation and submit the CTA in the first calendar quarter of 2021. In first or second quarter of 2021, we plan to begin the preparation of logistics and trial site initiation visits. Subject to raising additional sufficient capital, we subsequently plan to commence a First-In-Human (FIH), Phase Ib study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP in the first half of 2021 calendar year, which study we hope to complete within twelve months thereafter. We intend to develop our PRP to treat early-stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

To date, we have generated no revenue, have no cancer treatment products available to market and have no products which have reached the clinical trial stage. We require substantial additional financing to continue to test and commercialize PRP.

Recent Developments

Business Developments

Appointment of our Chief Financial Officer - In July 2019, we appointed Mr. Carlo Campiciano as Chief Financial Officer. Mr. Campiciano brings significant experience to the Company across a broad range of financial disciplines in the healthcare sector, including taxation, finance, operations, planning and financial strategy. Mr. Campiciano will assist with the transformational stage into a clinical development company, along with the goal of up-listing to a U.S. national stock exchange.

Certificate for Advance Overseas Finding – In January 2020, we announced that a Certificate for Advance Overseas Finding was received from the Board of Innovation and Science Australia to receive up to a 43.5% “cash back” benefit from overseas R&D expenses. The finding relates to the planned Phase 1 clinical trial – Multiple Ascending Dose Studies of proteolytic proenzymes for the treatment of pancreatic cancer, for 2018/19 and the two following financial years. Overseas activities to be undertaken include the development of an analytical assay for the quantification of active pharmaceutical ingredients in the Company’s lead product candidate, PRP, and its manufacture of the finished product for the Phase 1 clinical trial. The finding from the Board agreed there is a significant link between the two supporting activities and the planned Phase 1 clinical trial, and the two activities cannot be conducted solely in Australia. The Phase 1 clinical trial is planned to be conducted at the Peter Mac Center, one of the world’s leading cancer research, education and treatment centers, globally and is Australia’s only public hospital solely dedicated to caring for people affected by cancer.

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

In December 2018, we announced that our foundation patent application has been granted by the Office of the Controller General of Patents, Design and Trademarks, India. The foundation patent, which covers our lead product candidate, PRP, pioneers the discovery of a pharmaceutical composition for treating cancer via a combination of trypsinogen and/or chymotrypsinogen pancreatic proenzymes. As of June 30, 2020, the foundation patent has been granted in the USA, Europe (including Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, the Netherlands, Portugal, Spain, Sweden, Switzerland/Liechtenstein, Turkey and the United Kingdom), China, Japan, Indonesia, Malaysia, Israel, Australia, New Zealand, Singapore, South Africa, Mexico, Republic of Korea, Hong Kong and more recently, India. It is presently under examination in Canada and Brazil.

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

On April 3, 2020, the Company closed on a transaction related to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into on March 30, 2020, whereby an investor (the “Investor”) purchased from the Company, 7,500,000 units (the “Units”), each consisting of (i) 1.5 shares of the Company’s common stock (the “Common Stock”), or pre-funded warrants (the “Prefunded Warrants”) upon Investor’s election due to the 4.99% blocker provision as discussed below and (ii) 1.5 warrants to purchase one share of Common Stock (“Series A Warrants”), along with such purchaser’s pro-rata portion of the Series B Warrants and Series C Warrants (“the Units”). In aggregate the Investor was issued 63,750,000 warrants to purchase one share of Common Stock (the “Series B Warrants”) and an additional 63,750,000 warrants to purchase one share of Common Stock, subject to a vesting schedule based on the Investors exercise of the Series B Warrants (the “Series C Warrants” and, together with the Prefunded Warrants, the Series A Warrants, and the Series B Warrants referred to herein as, the “Warrants”). See discussion of warrant terms under “Warrants” below.

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

Due to the Beneficial Ownership Limitation, the 11,250,000 shares of Common Stock underlying the Units issuable at closing of the Securities Purchase Agreement are comprised of 804,518 shares of restricted Common Stock and 10,445,482 Prefunded Warrants with exercise price of $0.0001 (but can be less than par value). The Prefunded Warrants shall be exercisable immediately and shall expire when exercised in full.

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

Foreign Currency Translation and Comprehensive Income (Loss): The Company’s wholly owned subsidiary’s functional currency is the AUD. For financial reporting purposes, the Australian Dollar (“AUD”) has been translated into USD as the Company’s reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive loss as other income (expense).

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

Convertible Notes with Variable Conversion Options: We have entered into convertible notes, some of which contain variable conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into common shares at or around a fixed discount to the price of the common stock at the time of conversion. We treat these convertible notes as stock settled debt under ASC 480 and measure the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion, and record the put premium as accretion to interest expense.

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

Recent Accounting Pronouncements

For a discussion of recently issued and adopted accounting pronouncements, please see section captioned “Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements included in this Annual Report.

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

Fiscal Year Ended June 30, 2020, as compared to the Fiscal Year Ended June 30, 2019

Revenue

For the fiscal years 2020 and 2019 we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense increased to $3,281,464 for the year ended June 30, 2020 as compared to $2,326,350 for the year ended June 30, 2019. This increase of approximately $955,000 is primarily attributable to an increase of approximately $1,154,000 in stock-based expenses for services, an increase of approximately $119,000 in capital raising costs, an increase in general consulting and accountancy fee of approximately $64,000, an increase in insurance expense of approximately $17,000, an increase of approximately $139,000 in marketing and market research expense, increase of approximately $3,000 of other general and administrative expenses and, offset by decrease of approximately $122,000 in employee remuneration expense as a result of a one off adjustment in employee leave liability of approximately $157,000 in the year ended June 30, 2019, decreases in in investor relations based expense of approximately $80,000, a decrease of approximately $69,000 in general legal and intellectual property legal expense, a decrease of approximately $42,000 in public company filing fees, a decrease of $45,000 in travel expense and a decrease of approximately $183,000 in employee leave accruals which is a result of an adjustment of approximately $176,000 to employee leave accruals during the year ended June 30, 2019 in order to comply with Australian leave entitlements.

Occupancy Expense

Occupancy expense increased by approximately $4,700 to $32,809 for the year ended June 30, 2020. The increase primarily relates to rent adjustment on under paid rent of $4,800 during the year ended June 30, 2020.

Research and Development Expenses

Research and development expenses were $179,987 for the year ended June 30, 2020, as compared to $260,335 for the year ended June 30, 2019. The decrease in research and development expenses is primarily attributable to completion of process development activities and preparation for commencement of the engineering run and subsequent full scale GMP manufacture of PRP for clinical trials, with the process, preparation and small scale manufacture having been completed in the period ended December 31, 2017, which the clinical trials we hope to commence in 2021 calendar year, if we raise sufficient proceeds by raising additional capital. Completed activities include raw material purification and stabilization process development, development of analytical quality assurance and control methods, reproduction runs for raw materials, and preparation of raw materials and finished product specifications for future full scale GMP manufacture of PRP.

Interest Expense/Income

Interest expense increased to $1,748,381 for the year ended June 30, 2020, as compared to $1,314,539 for the year ended June 30, 2019. Interest expense is primarily comprised of approximately $734,130 of debt discount amortization and approximately $836,724 accretion of debt premium. This increase is primarily attributable to an increase in the issuance of debt containing embedded derivatives resulting in an increase amortization of debt discount, along with the increase in issuance of convertible notes with discounted debt features during the year ended June 30, 2020.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities changed by $2,857,439, to a gain of $385,293 for the year ended June 30, 2020, as compared to a loss of $(2,472,146) for the year ended June 30, 2019. This change is primarily attributable to an increase in the volatility of the prices of our shares of common stock along with a decrease in stock price during the year ended June 30, 2020, which resulted in the recognition of a smaller loss from change in fair value.

Gain on Debt Settlements, Net

There were no debt settlements during the year ended June 30, 2020 and as a result there were no gains or (losses) on settlement of debt during that period, as compared with a gain of $14,101 for the year ended June 30, 2019.

Gain (loss) on Extinguishment of Debt, net

During the year ended June 30, 2020, notes with principal amounts totaling $254,500 and accrued interest of  $15,408 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $565,746 resulting in a loss on extinguishment at the time of conversion of $295,838 and $362,961 of derivative fair value was recorded as a gain on extinguishment at the time of conversion. During the year ended June 30, 2019, the Company repaid three convertible notes which were treated as derivative instruments, incurred penalties of $92,133 and recorded a gain on the removal of the derivatives of $936,650. Additionally, the Company issued shares of common stock with a value of $1,335,047 which resulted in a gain on extinguishment of $359,725 as the note and derivative fair value exceeded the fair value of shares converted.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction decreased to a loss of $(143,808) for the year ended June 30, 2020 as compared with a loss of $(690,748) for the year ended June 30, 2019. The decrease in foreign currency transaction loss is primarily attributable to fluctuation in exchange rates during the year ended June 30, 2020, as compared to during the year ended June 30, 2019, and 2020 having less intercompany loans.

Income Tax Benefit

During the years ended June 30, 2020 and 2019, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $134,728 and $115,437, respectively.

Net loss

Net loss decreased to $(4,740,723) for the year ended June 30, 2020 as compared to a net loss of $(5,758,369) for the year ended June 30, 2019. The change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2020, we had total assets of $98,518, comprised primarily of cash of $67,007, GST tax receivable of $2,015, property and equipment, net, of $5,747 and operating lease right of use asset, net, $21,682. This compares with total assets of $101,652 as of June 30, 2019, comprised primarily of cash of $2,394, GST tax receivable of $5,439, prepaid expenses and other current assets of $83,299 and property and equipment, net, of $8,417.

We had current liabilities of $3,739,943, primarily comprised of net convertible debt of $1,557,734, accounts payable and accrued expenses of $1,544,387 and embedded conversion option liabilities of $354,109, as of June 30, 2020. This compares with current liabilities of $4,402,888, primarily comprised of net convertible debt of $1,657,377, accounts payable and accrued expenses of $1,640,379 and embedded conversion option liabilities of $698,264, as of June 30, 2019.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the year ended June 30, 2020, we borrowed amounts of approximately $1,591,250 from the sale of convertible promissory notes during such period with various maturity dates ranging from July 3, 2020 to March 12, 2021.

We have substantial capital resource requirements and have incurred significant losses since inception. As of June 30, 2020, we had $67,007 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the Fiscal Year Ended June 30,
	2020	2019
Net cash used in operating activities	$(1,849,589)	$(2,060,037)
Net cash used in investing activities	$-	$(2,874)
Net cash provided by financing activities	$1,890,240	$2,118,560
Effect of exchange rate changes on cash	$23,962	$(73,176)

Net cash used in operating activities was $1,849,589 for the fiscal year ended June 30, 2020 compared to $2,060,037 for the fiscal year ended June 30, 2019. This decrease is primarily due to a decrease in change in fair value of derivative liabilities of approximately $2,857,000, decrease in accrued expenses of approximately $21,000, decrease in employment related liabilities of approximately $153,000, changes in foreign currency transaction loss of approximately $547,000 offset by increases primarily due to increase in stock-based compensation of $1,154,000, amortization of debt discount of $344,000, accretion of put premium of $131,000, increase in gain on extinguishment of debt of approximately $1,229,000, increase in prepaid expenses and other assets of $166,000 and accounts payable of $105,000.

Cash flows provided by financing activities for the fiscal year ended June 30, 2020 were $1,890,240 as compared to $2,118,560 for the fiscal year ended June 30, 2019. During the year ended June 30, 2020, we received net proceeds from the issuance of convertible promissory notes of $1,465,250 and net proceeds from sale of common stock of $424,990. During the year ended June 30, 2019, we received net proceeds from the issuance of convertible promissory notes of $1,305,150 and sale of common stock of $1,085,380 net, offset by repayments of convertible notes of $272,000.

The effect of the exchange rate on cash resulted in a $23,962 positive adjustment to cash flows in the year ended June 30, 2020 as compared to a negative adjustment of $73,176 to cash flows in the year ended June 30, 2019. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

Going Concern Qualification

We did not generate any revenue for the fiscal years ended June 30, 2020 and 2019 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2020 and 2019. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

The following audited consolidated financial statements of Propanc Biopharma, Inc. are included in this Annual Report:

PROPANC BIOPHARMA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and the Board of Directors of:

Propanc Biopharma, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Propanc Biopharma, Inc. and Subsidiary (the “Company”) as of June 30, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended June 30, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss and cash used in operations of $4,740,723 and $1,849,589, respectively, in 2020 and has a working capital deficit, stockholders’ deficit and accumulated deficit of $3,670,921, $3,641,425 and $55,781,770, respectively, at June 30, 2020. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan in regards to these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
October 1, 2020

2295 NW Corporate Blvd., Suite 240 • Boca Raton, FL 33431

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2020	June 30, 2019

ASSETS

CURRENT ASSETS:
Cash	$67,007	$2,394
GST tax receivable	2,015	5,439
Prepaid expenses and other current assets	-	83,299

TOTAL CURRENT ASSETS	69,022	91,132

Security deposit - related party	2,067	2,103
Operating lease right-of-use assets, net - related party	21,682	-
Property and equipment, net	5,747	8,417

TOTAL ASSETS	$98,518	$101,652

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$842,156	$917,337
Accrued expenses and other payables	702,231	723,042
Convertible notes and related accrued interest and premiums, net of discounts	1,557,734	1,657,377
Operating lease liability - related party	25,072	-
Embedded conversion option liabilities	177,009	698,264
Due to former director - related parties	30,639	31,164
Loans from directors and officer - related parties	50,993	51,867
Employee benefit liability	354,109	323,837

TOTAL CURRENT LIABILITIES	3,739,943	4,402,888

TOTAL LIABILITIES	$3,739,943	$4,402,888

Commitments and Contingencies (See Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares authorized; 500,000 shares issued and outstanding as of June 30, 2020 and 2019	$5,000	$5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of June 30, 2020 and 2019	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 258,120,381 and 968,042 shares issued; 258,120,332 and 967,993 outstanding as of June 30, 2020 and 2019, respectively	258,120	968
Additional paid-in capital	50,656,031	45,713,322
Accumulated other comprehensive income	1,267,671	1,066,998
Accumulated deficit	(55,781,770)	(51,041,047)
Treasury stock (49 shares)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(3,641,425)	(4,301,236)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$98,518	$101,652

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended June 30,
	2020	2019

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	3,281,464	2,326,350
Occupancy expenses	32,809	28,062
Research and development	179,987	260,335
TOTAL OPERATING EXPENSES	3,494,260	2,614,747

LOSS FROM OPERATIONS	(3,494,260)	(2,614,747)

OTHER INCOME (EXPENSE)
Interest expense	(1,748,381)	(1,314,539)
Interest income	946	31
Other income	57,636	-
Derivative income (expense)	385,293	(2,472,146)
Gain on debt settlements, net	-	14,101
Gain on extinguishment of debt, net	67,123	1,204,242
Foreign currency transaction loss	(143,808)	(690,748)
TOTAL OTHER EXPENSE, NET	(1,381,191)	(3,259,059)

LOSS BEFORE TAXES	(4,875,451)	(5,873,806)

TAX BENEFIT	134,728	115,437

NET LOSS	$(4,740,723)	$(5,758,369)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.19)	$(10.97)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	24,633,637	524,939

NET LOSS	$(4,740,723)	$(5,758,369)

OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain	200,673	709,069

TOTAL OTHER COMPREHENSIVE INCOME	200,673	709,069

TOTAL COMPREHENSIVE INCOME (LOSS)	$(4,540,050)	$(5,049,300)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED JUNE 30, 2020 AND 2019

	Preferred stock									Accumulated
	Series A		Series B		Common Stock		Additional			Other	Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Stockholders’ Deficit

Balance at June 30, 2018	500,000	$5,000	1	$-	92,859	$93	$38,214,213	$(45,282,678)	$(46,477)	$357,929	$(6,751,920)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	704,258	704	3,350,079	-	-	-	3,350,783

Issuance of common stock under put premium	-	-	-	-	147,200	147	1,100,233	-	-	-	1,100,380

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	1,824,317	-	-	-	1,824,317

Extinguishment of derivative liability associated with convertible notes	-	-	-	-	-	-	1,029,039	-	-	-	1,029,039

Issuance of common stock for exercise of warrants	-	-	-	-	24	-	30	-	-	-	30

Issuance of common stock for offering costs	-	-	-	-	7,701	8	298,914	-	-	-	298,922

Issuance of common stock for services	-	-	-	-	16,000	16	168,984	-	-	-	169,000

Stock based compensation in connection with stock option and restricted stock unit grants	-	-	-	-	-	-	41,436	-	-	-	41,436

Amortization of offering costs	-	-	-	-	-	-	(313,923)	-	-	-	(313,923)

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	709,069	709,069

Net loss for the fiscal year ended June 30, 2019	-	-	-	-	-	-	-	(5,758,369)	-	-	(5,758,369)

Balance at June 30, 2019	500,000	5,000	1	-	968,042	968	45,713,322	(51,041,047)	(46,477)	1,066,998	(4,301,236)

Issuance of units for cash	-	-	-	-	804,518	804	424,186	-	-	-	424,990

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	247,619,247	247,619	1,877,555	-	-	-	2,125,174

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	874,924	-	-	-	874,924

Issuance of common stock for services	-	-	-	-	8,728,574	8,729	104,913	-	-	-	113,642

Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	375,905	-	-	-	375,905

Stock based compensation in connection with stock option grants and restricted stock unit grants	-	-	-	-	-	-	300,416	-	-	-	300,416

Stock based compensation in connection with fair value of warrants issued for services	-	-	-	-	-	-	984,810	-	-	-	984,810

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	200,673	200,673

Net loss for the fiscal year ended June 30, 2020	-	-	-	-	-	-	-	(4,740,723)	-	-	(4,740,723)

Balance at June 30, 2020	500,000	$5,000	1	$-	258,120,381	$258,120	$50,656,031	$(55,781,770)	$(46,477)	$1,267,671	$(3,641,425)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,740,723)	$(5,758,369)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock and warrants for services	1,098,452	245,145
(Gain) loss on settlements, net	-	(14,101)
Foreign currency transaction loss (gain)	143,808	690,748
Depreciation expense	2,473	2,306
Amortization of debt discounts	734,130	389,673
Derivative income (expense)	(385,293)	2,472,146
Gain on extinguishment of debt	(67,123)	(1,296,376)
Stock option and restricted stock expense	300,416	-
Non-cash interest expense	15,000	-
Put premiums on convertible debt issued	836,724	706,154
Changes in Assets and Liabilities:
GST receivable	3,332	489
Prepaid expenses and other assets	83,157	(83,296)
Accounts payable	(59,737)	(164,926)
Deferred rent	3,394	-
Employee benefit liability	35,724	188,326
Put premiums on convertible debt issued	(9,740)	377,846
Accrued interest	156,417	184,198
NET CASH USED IN OPERATING ACTIVITIES	(1,849,589)	(2,060,037)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,874)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,874)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes	1,591,250	1,369,000
Repayments of convertible promissory notes	-	(272,000)
Proceeds from the sale of common stock	450,000	1,100,380
Fees associated with offering costs	(25,010)	(15,000)
Debt issuance costs	(126,000)	(63,850)
Proceeds from the exercise of warrants	-	30
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,890,240	2,118,560

Effect of exchange rate changes on cash	23,962	(73,176)

NET INCREASE (DECREASE) IN CASH	64,613	(17,527)

CASH AT BEGINNING OF YEAR	2,394	19,921
CASH AT END OF YEAR	$67,007	$2,394

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$6,110	$100,719
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$874,924	$1,824,317
Conversion of convertible notes and accrued interest to common stock	$1,814,336	$3,350,783
Discounts related to warrants issued with convertible notes	$375,905	$-
Deferred financing costs associated with equity purchase agreement	$-	$318,059
Discounts related to derivative liability	$227,000	$180,000
Operating lease right-of-use asset and operating lease liability recorded on adoption of ASC 842	$48,662	$-

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

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

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of June 30, 2020, there has been no activity within this entity.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to better reflect the Company’s stage of operations and development.

The Company has filed multiple patent applications relating to its lead product, PRP. The first application was filed in October 2010. This patent has been granted and remains in force in the United States, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Turkey, United Kingdom, Australia, China, Hong Kong, Japan, Indonesia, Israel, New Zealand, Singapore, Malaysia, South Africa, Mexico, Republic of Korea and India. In Brazil and Canada, the patent application remains under examination.

In 2016 and 2017 we filed other patent applications. Three applications were filed under the Patent Cooperation Treaty (the “PCT”). The PCT assists applicants in seeking patent protection by filing one international patent application under the PCT, which allows the applicants to seek protection for an invention in over 150 countries. Once national or regional applications are filed, the application is placed under the control of the national or regional patent offices, as applicable, in what is called the national or regional phase. One PCT application, filed in November 2016, entered the national phase in July 2018. A second application filed in January 2017 entered the national phase commencing July 2018. A third application entered the national phase in October 2018.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

Principles of Consolidation

The consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive subsidiary from inception through June 30, 2020.

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

Foreign Currency Translation and Other Comprehensive Income (Loss)

The Company’s wholly owned subsidiary’s functional currency is the Australian dollar (AUD). For financial reporting purposes, the Australian dollar has been translated into the Company’s reporting currency which is the United States dollar ($) and/or (USD). Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statements of operations and comprehensive income (loss) as other comprehensive income (loss). There have been no significant fluctuations in the exchange rate for the conversion of Australian dollars to USD after the balance sheet date.

Other Comprehensive Income (Loss) for all periods presented includes only foreign currency translation gains (losses).

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. For the year ended June 30, 2020, the Company recognized an exchange loss of approximately $133,000 on intercompany loans made by the parent to the subsidiary which have not been repaid as at June 30, 2020.

As of June 30, 2020 and 2019, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2020	June 30, 2019
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.6891	0.7153

Average exchange rate for the period
USD : AUD exchange rate	0.6742	0.7009

Change in Accumulated Other Comprehensive Income (Loss) by component during the years ended June 30, 2020 and 2019 was as follows:

Foreign Currency Items:
Beginning balance, June 30, 2018	$357,929
Foreign currency translation gain	709,069
Balance, June 30, 2019	1,066,998
Foreign currency translation gain	200,673
Ending balance, June 30, 2020	$1,267,671

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

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

Also see Note 12 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of June 30, 2020 or June 30, 2019.

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

Patents

Patents are stated at cost and reclassified to intangible assets and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through June 30, 2020 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

Employee Benefit/Liability

Liabilities arising in respect of wages and salaries, accumulated annual leave, accumulated long service leave and any other employee benefits expected to be settled within twelve months of the reporting date are measured based on the employees remuneration rates applicable at the reporting date. All other employee benefit liabilities are measured at the present value of the estimated future cash outflow to be made in respect of services provided by employees up to the reporting date. All employee liabilities are owed within the next twelve months.

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

As of June 30, 2020 and 2019, the Company was owed $2,015 and $5,439, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

Convertible Notes With Variable Conversion Options

The Company has entered into convertible notes, some of which contain variable conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into common shares at a fixed discount to the price of the common stock at or around the time of conversion. The Company treats these convertible notes as stock settled debt under ASC 480, “Distinguishing Liabilities from Equity” and measures the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion and records the put premium as interest expense.

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

JUNE 30, 2020 and 2019

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the fiscal years ended June 30, 2020 and 2019 were $179,987 and $260,335, respectively.

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

During each of the fiscal years ended June 30, 2020 and 2019, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $134,728 and $115,437, respectively, which is reflected as a tax benefit in the accompanying consolidated statements of operations and comprehensive income (loss).

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. As of June 30, 2019, there were 59 warrants outstanding, 59,644 stock options and 10 convertible notes payable, which notes are convertible into approximately 1,810,347 shares of the Company’s common stock. As of June 30, 2020, there were 151,170,514 warrants outstanding, 59,644 stock options and 11 convertible notes payable, which notes are convertible into approximately 439,113,281 shares of the Company’s common stock. Each holder of the notes has agreed to a 4.99% beneficial ownership conversion limitation (subject to certain noteholders’ ability to increase such limitation to 9.99% upon 60 days’ notice to the Company), and each note may not be converted during the first six-month period from the date of issuance. Such securities are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the fiscal year ended June 30, 2020, the Company had no revenues, had a net loss of $4,740,723 and had net cash used in operations of $1,849,589. Additionally, as of June 30, 2020, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $3,670,921, $3,641,425 and $55,781,770, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this filing.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30,

	2020	2019

Office equipment at cost	$26,299	$26,749
Less: Accumulated depreciation	(20,552)	(18,332)

Total property, plant, and equipment	$5,747	$8,417

Depreciation expense for the years ended June 30, 2020 and 2019 were $2,473 and $2,306, respectively

NOTE 4 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to director - related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at June 30, 2020 and 2019 is $30,639 and $31,164, respectively. The Company plans to repay the advances as its cash resources allow. (see Note 10)

NOTE 5 – LOANS AND NOTES PAYABLE

Loans from Directors and Officer - Related Parties

Loans from the Company’s directors and officer at June 30, 2020 and 2019 were $50,993 and $51,867, respectively. The loans bear no interest and are all payable on demand. The Company did not repay any amount on these loans during the years ended June 30, 2020 and 2019, respectively. (See Note 10)

NOTE 6 – CONVERTIBLE NOTES

The Company’s convertible notes outstanding at June 30, 2020 and 2019 were as follows:

	June 30, 2020	June 30, 2019
Convertible notes and debenture	$1,029,496	$1,076,785
Unamortized discounts	(126,667)	(131,893)
Accrued interest	80,101	99,482
Premium, net	574,804	613,003
Convertible notes, net	$1,557,734	$1,657,377

Eagle Equities Financing Agreements

December 12, 2016 Securities Purchase Agreement

On December 12, 2016, the Company entered into a Securities Purchase Agreement, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $100,000. The first note (the “December 12 Note”) was funded with cash and the second note (the “December 12 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “December 12 Note Receivable”). The terms of the December 12 Eagle Back-End Note require cash funding prior to any conversion thereunder. The December 12 Note Receivable was due on December 12, 2017, unless certain conditions were not met, in which case both the December 12 Eagle Back-End Note and the December 12 Note Receivable may both be cancelled. Both the December 12 Note and the December 12 Eagle Back-End Note had a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the December 12 Note and the December 12 Eagle Back-End Note were convertible into the Company’s common stock at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On April 11, 2017, the Company received payment of the December 12 Note Receivable in the amount of $100,000 that offset the December Eagle Back-End Note. Proceeds from the Note Receivable of $5,000 were paid directly to legal fees resulting in net cash proceeds of $95,000 received by the Company. As a result, the December 12 Eagle Back-End Note then became convertible. The December 12 Note and the December 12 Eagle Back-End Note were treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $66,667 as each of the notes were funded. As of June 30, 2018, the outstanding principal under the December 12 Note along with $8,296 of accrued interest was fully converted into shares of the Company’s common stock. As of June 30, 2019, the outstanding balance of $100,000 under the December 12 Eagle Back-End Note along with $13,144 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. There was no outstanding balance as of June 30, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

January 27, 2017 Securities Purchase Agreement

On January 27, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, LLC, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $230,000. The first note (the “January 2017 Eagle Note”) was funded with cash and the second note (the “January 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “January 2017 Eagle Note Receivable”). The terms of the January 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The January 2017 Eagle Note Receivable was due September 27, 2017, unless certain conditions were not met, in which case both the January 2017 Eagle Back-End Note and the January 2017 Eagle Note Receivable may both be cancelled. Both the January 2017 Eagle Note and the January 2017 Eagle Back-End Note had a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the January 2017 Eagle Note and the January 2017 Eagle Back-End Note are convertible into common stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On May 4, 2017, the Company received a partial payment of the January 2017 Note Receivable in the amount of $40,000 and on June 3, 2017 the balance of $190,000 was funded, of which $11,250 was paid directly to legal fees. As a result, the January 2017 Eagle Back-End Note then became convertible. The January 2017 Eagle Note and the January 2017 Eagle Back-End Note were treated as stock settled debt under ASC 480 and accordingly the Company is recording a put premium of $153,333 as each of the notes were funded. As of June 30, 2018, the outstanding principal under the January 2017 Eagle Note along with $14,988 of accrued interest was fully converted. As of June 30, 2019, the outstanding balance of $230,000 under the January 2017 Eagle Back-End Note along with $33,356 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. There was no outstanding balance as of June 30, 2019.

March 1, 2017 Securities Purchase Agreement

On March 1, 2017, the Company entered into a Securities Purchase Agreement with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $220,500. The first note (the “March 2017 Eagle Note”) was funded with cash and the second note (the “March 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “March 2017 Eagle Note Receivable”). The terms of the March 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. Both the March 2017 Eagle Note and the March 2017 Eagle Back-End Note had a maturity date of March 1, 2018, upon which any outstanding principal and interest was due and payable. The outstanding principal amounts plus accrued interest under both the March 2017 Eagle Note and the March 2017 Eagle Back-End Note were convertible into shares of common stock, of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On July 5, 2017, the Company received payment of the March 2017 Eagle Note Receivable in the amount of $220,500 that offset the March 2017 Eagle Back-End Note. Proceeds from the March 2017 Eagle Note Receivable of $10,500 were paid directly to legal fees resulting in net cash proceeds of $210,000 received by the Company. As a result, the March 2017 Eagle Back-End Note then became convertible. The March 2017 Eagle Note and the March 2017 Eagle Back-End Note were treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $147,000 as each of the notes were funded. As of June 30, 2018, the outstanding principal balance under the March 2017 Eagle Note along with $20,061 of accrued interest was fully converted. As of June 30, 2019, the outstanding balance of $220,500 under the March 2017 Back-End Note along with $19,526 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in a full reduction of the put premium. There was no outstanding balance as of June 30, 2019.

August 9, 2017 Securities Purchase Agreement

On August 9, 2017, the Company entered into a Securities Purchase Agreement dated as of August 8, 2017, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $200,000. The first note (the “August 2017 Eagle Note”) was funded with cash and the second note (the “August 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “August 2017 Eagle Note Receivable”). The terms of the August 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The August 2017 Eagle Note Receivable was due August 8, 2018, unless certain conditions were not met, in which case both the August 2017 Eagle Back-End Note and the August 2017 Eagle Note Receivable may both be cancelled. Both the August 2017 Eagle Note and the August 2017 Eagle Back-End Note had a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The outstanding principal amounts plus accrued interest under both the August 2017 Eagle Note and the August 2017 Eagle Back-End Note were convertible into common stock of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On September 14, 2017, the Company received payment of the August 2017 Eagle Note Receivable in the amount of $200,000 that offset the August 2017 Eagle Back-End Note. Proceeds from the August 2017 Eagle Note Receivable of $10,000 were paid directly to legal fees resulting in net cash proceeds of $190,000 received by the Company. As a result, the August 2017 Eagle Back-End Note then became convertible. The August 2017 Eagle Note and the August 2017 Eagle Back-End Note were treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $133,333 as each of the notes were funded. As of June 30, 2018 $120,000 of principal under the August 2017 Eagle Note along with $5,273 in interest was converted. As of June 30, 2019, the remaining outstanding balance of $80,000 under the August 2017 Eagle Note along with $6,850 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. As of June 30, 2019, the remaining outstanding principal balance of $200,000 under the August 2017 Eagle Back-Note along with $30,568 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. There was no outstanding balance as of June 30, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

October 25, 2017 Securities Purchase Agreement

On November 3, 2017, the Company entered into a Securities Purchase Agreement dated as of October 25, 2017, with Eagle Equities, pursuant to which Eagle Equities purchased two 8% convertible redeemable junior subordinated promissory notes, each in the principal amount of $200,000. The first note (the “October 2017 Eagle Note”) was funded with cash and the second note (the “October 2017 Eagle Back-End Note”) was initially paid for by an offsetting promissory note issued by Eagle Equities to the Company (the “October 2017 Eagle Note Receivable”). The terms of the October 2017 Eagle Back-End Note require cash funding prior to any conversion thereunder. The October 2017 Eagle Note Receivable was due June 25, 2018, unless certain conditions were not met, in which case both the October 2017 Eagle Back-End Note and the October 2017 Eagle Note Receivable may both be cancelled. Both the October 2017 Eagle Note and the October 2017 Eagle Back-End Note had a maturity date one year from the date of issuance upon which any outstanding principal and interest is due and payable. The amounts cash funded plus accrued interest under both the October 2017 Eagle Note and the October 2017 Eagle Back-End Note were convertible into common stock, par value $0.001 of the Company at a conversion price equal to 60% of the lowest closing bid price of the common stock for the ten trading days prior to the conversion, subject to adjustment in certain events. On December 6, 2017, the Company received payment of the October 2017 Eagle Note Receivable in the amount of $200,000 that offset the October 2017 Eagle Back-End Note. Proceeds from the October 2017 Eagle Note Receivable of $10,000 were paid directly to legal fees resulting in net cash proceeds of $190,000 received by the Company. As a result, the October 2017 Eagle Back-End Note then became convertible. The October 2017 Eagle Note and the October 2017 Eagle Back-End Note were treated as stock settled debt under ASC 480 and accordingly the Company recorded a put premium of $133,333 as each of the notes were funded. As of June 30, 2019, the outstanding principal balance under the October 2017 Eagle Note along with $14,653 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. There was no outstanding balance as of June 30, 2019.

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

The December 2017 Eagle Note contained an original issue discount of $25,354 such that the purchase price was $507,081. The maturity date of the December 2017 Eagle Note was December 29, 2018. The Company was in discussions with Eagle Equities to extend the maturity date. The December 2017 Eagle Note bore interest at a rate of 8% per annum, which interest were to be paid by the Company to Eagle Equities in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time.

The Company recorded $20,065 of accrued interest for the December 2017 Eagle Note and total principal outstanding as of June 30, 2019 under the December 2017 Eagle Note was $171,965 following conversion of $360,470 of principal and $43,535 of accrued interest during the fiscal year ended June 30, 2019. The Company recorded $0 of accrued interest for the December 2017 Eagle Note and total principal outstanding as of June 30, 2020 under the December 2017 Eagle Note was $0 following conversion of the remaining principal $171,965 and $24,751 of accrued interest during the fiscal year to June 30, 2020. Accordingly, there was no outstanding balance as of June 30, 2020.

Eagle Equities had the option to convert all or any amount of the principal face amount of the December 2017 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock as reported on the OTCQB for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities. The note was treated as stock settled debt under ASC 480 and accordingly the Company recorded a $354,956 put premium of which $240,313 was released to additional paid in capital following conversion of $360,470 of principal during the fiscal year to June 30, 2019, and a further $114,643 was released to additional paid in capital following conversion of the remaining principal of $171,965 during the fiscal year to June 30, 2020.

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

JUNE 30, 2020 and 2019

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

The maturity date of the June 2018 Eagle Note was on June 14, 2019. The June 2018 Eagle Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the June 2018 Eagle Note.

Additionally, Eagle Equities had the option to convert all or any amount of the principal face amount of the June 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock as reported on the OTC quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities. However, in the event that the Company’s common stock is restricted by the Depository Trust Company (“DTC”) for any reason, the Conversion Price shall be lowered to 50% of the lowest closing bid price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least four times the number of shares issuable upon conversion of the Note for at least 60 days after the issuance of the Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The June 2018 Eagle Note was treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $70,000 put premium which was released to additional paid in capital upon conversion of the note as discussed above.

Upon an event of default, principal and accrued interest will become immediately payable under the note. Interest on the outstanding principal shall accrue at a default interest rate of 24% per annum or at the highest rate permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

No payments or conversions occurred in fiscal 2018.

As of June 30, 2019, the remaining outstanding principal balance of $105,000 under the June 14, 2018 Eagle Equities Note along with $6,674 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. There was no outstanding balance as of June 30, 2019.

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

Additionally, Eagle Equities had the option to convert all or any amount of the principal face amount of the July 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion, subject to adjustment in certain events. Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The July 2018 Eagle Note was treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $50,000 put premium of which $50,000 was released in fiscal 2020 to additional paid in capital following the full conversion of the note.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

The Company recorded $5,786 of accrued interest and the total principal outstanding under the July 2018 Eagle Note was $75,000 as of June 30, 2019. The Company recorded $0 of accrued interest and the total principal outstanding under the July 2018 Eagle Note was $0 as of June 30, 2020 following conversion of $75,000 of principal and $9,300 of accrued interest during the fiscal year ended June 30, 2020. The Company had the right to prepay the July 2018 Eagle Note with certain penalties until January 9, 2019. No prepayment was made as of such date. As a result, the July 2018 Eagle Note was convertible.

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

The maturity date of the August 29, 2018 Eagle Note was August 29, 2019. The Company is currently in discussions with Eagle Equities to extend the maturity date. The August 2018 Eagle Note bears interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the August 2018 Eagle Note.

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the August 2018 Eagle Note, at any time, into shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the DTC for any reason, the Conversion Price shall be lowered to 50% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least four times the number of shares issuable upon conversion of the August 2018 Eagle Note for at least 60 days after the issuance of the August 28, 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The Company had the right to prepay the August 2018 Eagle Note with certain penalties until February 25, 2019. No prepayment was made as of such date. As a result, the August 2018 Eagle Note then became convertible. The August 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $70,000 put premium of which $17,000 was released to additional paid in capital following conversion of principal during the fiscal year to June 30, 2020.

The Company recorded $7,042 of accrued interest and the total principal outstanding under the August 2018 Eagle Note was $105,000 as of June 30, 2019.The Company recorded $11,663 of accrued interest and the total principal outstanding under the August 2018 Eagle Note was $79,500 as of June 30, 2020 following conversion of $25,500 of principal and $3,788 of accrued interest during the fiscal year ended June 30, 2020.

Upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum or at the highest rate permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. In April 2020, Eagle Equities agreed to waive the 24% default interest on this note, however, the note is currently past due.

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

The maturity date of the October 2018 Eagle Note was October 2, 2019. The October 2018 Eagle Note shall bore interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the October 2018 Eagle Note.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

Additionally, Eagle Equities had the option to convert all or any amount of the principal amount of the October 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price of the Company’s common stock for the ten prior trading days, including the day upon which the Company receives a notice of conversion, subject to adjustment in certain events. Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. No prepayment was made as of such date. As a result, the October 2018 Eagle Note then became convertible. The October 2, 2018 Eagle Note was treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $140,000 put premium of which $140,000 was released to additional paid in capital following conversion of principal during the year ended June 30, 2020.

The Company recorded $12,473 of accrued interest and the total principal outstanding under the October 2018 Eagle Note was $210,000 as of June 30, 2019. The Company recorded $0 of accrued interest and the total principal outstanding under the October 2018 Eagle Note was $0 as of June 30, 2020 following conversion of $210,000 of principal and $25,725 of accrued interest during the year ended June 30, 2020. The Company had the right to prepay the October 2018 Eagle Note with certain penalties until March 31, 2019.

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

The maturity date of the November 2018 Eagle Note was November 30, 2019. The November 2018 Eagle Note bore interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the November 2018 Eagle Note.

Additionally, Eagle Equities had the option to convert all or any amount of the principal amount of the November 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 61% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets Group, Inc. quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the Depository Trust Company for any reason, the Conversion Price shall be lowered to 51% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least two and a half times the number of shares issuable upon conversion of the November 2018 Eagle Note for at least 60 days after the issuance of the November 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The November 2018 Eagle Note was treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $67,131 put premium of which $67,131 was released to additional paid in capital following conversion of principal during the year ended June 30, 2020.

The Company recorded $4,879 of accrued interest and the total principal outstanding under the November 2018 Eagle Note was $105,000 as of June 30, 2019. The Company recorded $0 of accrued interest and the total principal outstanding under the November 2018 Eagle Note was $0 as of June 30, 2020 following conversion of $105,000 of principal and $12,832 of accrued interest during the year ended June 30, 2020. The November 2018 Eagle Note may be prepaid with certain penalties by the Company until May 29, 2019. No prepayment was made as of such date.

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

JUNE 30, 2020 and 2019

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

The Company recorded $5,220 of accrued interest and the total principal outstanding under the November 2018 Eagle Note was $126,000 as of June 30, 2019. The Company has recorded $15,327 of accrued interest and the total principal outstanding under the November 2018 Eagle Note was $126,000 as of June 30, 2020. The December 2018 Eagle Note may be prepaid with certain penalties until June 22, 2019. No prepayment was made as of such date.

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. In April 2020, Eagle Equities agreed to waive the 24% default interest on this note, however, the note is currently past due.

The total principal amount outstanding under the above Eagle Equities financing agreements, specifically the December 12, 2016, the January 27, 2017, the March 1, 2017, the October 25, 2017, the August 9, 2017, the December 29, 2017, the June 14, 2018, the July 13, 2018, the August 29, 2018, the October 2, 2018, the November 30, 2018 and the December 24, 2018 agreements was $792,965 and accrued interest totaled $55,675 as of June 30, 2019. The total principal amount outstanding under the above Eagle Equities financing agreements, specifically the August 29, 2018 and the December 24, 2018 agreements was $205,500 as of June 30, 2020 and accrued interest totaled $26,990.

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

As of June 30, 2018, the outstanding principal under the July 2017 GS Note and $8,169 of accrued interest was fully converted into shares of the Company’s common stock. As of June 30, 2018, $125,000 of principal under the July 2017 GS Back-End Note along with $3,420 in interest was converted. As of June 30, 2019, the remaining outstanding principal balance of $35,000 under the July 2017 GS Back-End Note along with $5,829 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. There was no outstanding balance as of June 30, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

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

As of June 30, 2018, $30,000 of principal under the September 2017 GS Note along with $1,289 in interest was converted. As of June 30, 2019, the remaining outstanding principal balance of $130,000 under the September 2017 GS Note along with $9,695 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. As of June 30, 2019, the outstanding principal balance of $160,000 under the September 2017 GS Back-End note along with $7,119 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. There was no outstanding balance as of June 30, 2019.

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

As of June 30, 2019, the outstanding principal balance of $106,000 under the March 2018 GS Note along with $2,765 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. As of June 30, 2019, the outstanding principal balance of $106,000 under the March 2018 GS Back-End note along with $4,740 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. There was no outstanding balance as of June 30, 2019.

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

JUNE 30, 2020 and 2019

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

As of June 30, 2019, the outstanding principal balance of $150,000 under the April 2018 GS Note along with $9,632 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. As of June 30, 2019, the outstanding principal balance of $150,000 under the April 2018 GS Back-End Note along with $1,606 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. There was no outstanding balance as of June 30, 2019.

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

Both the October 2, 2018 GS Note and the October 2, 2018 GS Back End Note, which was funded on February 27, 2019, matured on October 2, 2019, upon which any outstanding principal and interest thereon is due and payable. The amounts cash funded plus accrued interest under both the October 2018 GS Note and the October 2018 GS Back End Note are convertibles into shares of the Company’s common stock, at any time after April 2, 2019, at a conversion price for each share of common stock equal to 61% of the lowest closing bid price of the Company’s common stock for the ten prior trading days including the day upon which a notice of conversion is received by the Company from GS Capital, subject to adjustment in certain events. GS Capital shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by GS Capital and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The October 2018 GS Note and the October 2018 GS Back End Note are treated as stock settled debt under ASC 480 and accordingly, the Company recorded a total $67,771 put premium for each note of which $44,690 was released in respect of the October 2018 GS Note in the fiscal year ended June 30, 2019, and a further $22,901 was released during the year ended June 30, 2020 following full conversion of the October 2018 GS Note resulting from conversion of the remaining principal balance of $35,820 and $2,434 in accrued interest. $67,770 of the put premium was released in respect of the October 2018 GS Back-End Note during the year ended June 30, 2020 following conversion $106,000 of the principal balance.

The total principal amount outstanding under the October 2018 GS Note, was $35,820 and accrued interest thereunder totaled $8,531 as of June 30, 2019 and was fully converted during the year ended June 30, 2020 with $3,601 of accrued interest remaining as of June 30, 2020 (see Note 8 – Stockholders’ Deficit).

The maturity date of the October 2, 2018 GS Back-Note was October 2019. The total principal balance under the October 2018 GS Back-End Note, was $106,000 and accrued interest thereunder totaled $5,715 as of June 30, 2019 and the principal balance was $0 and accrued interest totaled $2,658 as of June 30, 2020 (see Note 8 – Stockholders’ Deficit).

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

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

Additionally, GS Capital has the option to convert all or any amount of the principal face amount of the January 22, 2020 GS Capital Note at any time from the date of issuance and ending on the later of the maturity date or the date the Default Amount is paid if an event of default occurs, which is an amount between 112% and 130% of an amount equal to the then outstanding principal amount of the January 22, 2020 GS Capital Note plus any interest accrued, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the January 22, 2020 GS Capital Note shall be equal to a 40% discount of the lowest closing bid price (“Lowest Trading Price”) of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion, including the day upon which a Notice of Conversion is received. Notwithstanding the foregoing, GS Capital shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by GS Capital and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock which may be increased up to 9.99% upon 60 days prior written notice by the GS Capital to the Company. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $38,667 put premium which was expensed in fiscal 2020.

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

The total principal amount outstanding under the above GS Capital financing agreement, specifically the July 24, 2017, the September 21, 2017, the March 23, 2018, the April 13, 2018, and the October 2, 2018 agreements was $141,820 and accrued interest totaled $14,247 as of June 30, 2019. The total principal amount outstanding under the above GS Capital financing agreement, specifically the January 22, 2020 GS Note, was $58,000 and accrued interest of $2,542 as of June 30, 2020.

Convertible Note Issued with Consulting Agreement

August 10, 2017 Consulting Agreement

On August 10, 2017, the Company entered into a consulting agreement, retroactive to May 16, 2017, with a certain consultant, pursuant to which the consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 junior subordinated convertible note. The maturity date of the August 10, 2017 Convertible Note was August 2019 and is currently past due (see Note 9).The note accrues interest at a rate of 10% per annum and is convertible into common stock at the lesser of $750 or 65% of the three lowest trades in the ten trading days prior to the conversion. The note was fully earned upon signing the agreement and matures on August 10, 2019. The Company accrued $155,000 related to this expense at June 30, 2017 and recorded the remaining $155,000 related to this expense in fiscal year 2018. Upon an event of default, principal and accrued interest will become immediately due and payable under the note. Additionally, upon an event of default, at the election of the holder, the note would accrue interest at a default interest rate of 18% per annum or the highest rate of interest permitted by law. The consulting agreement had a three-month term and expired on August 16, 2017. An aggregate total of $578,212 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the year ended June 30, 2018, the consultant converted $140,000 of principal and $10,764 of interest. During the year ended June 30, 2019, the consultant converted an additional $161,000 of principal and $19,418 of interest leaving a principal balance owed of $9,000 at June 30, 2019. During the year ended June 30, 2020, the consultant converted an additional $500 of principal and $5,248 of interest such that the remaining principal outstanding and accrued interest under this note as of June 30, 2020 was $8,500 and $22,168, respectively.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

The maturity date of the January 2018 Power Up Note was January 22, 2019. The January 2018 Power Up Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of the Company’s common stock, but shall not be payable until the January 2018 Power Up Note becomes payable, whether at the maturity date or upon acceleration or by prepayment. An aggregate total of $180,251 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value.

Additionally, Power Up had the option to convert all or any amount of the principal face amount of the January 2018 Power Up Note, starting on July 21, 2018 and ending on the later of the maturity date or the date the Default Amount is paid if an event of default occurs, which was an amount equal to 150% of an amount equal to the then outstanding principal amount of the January 2018 Power Up Note plus any interest accrued for shares of the Company’s common stock at the then-applicable conversion price.

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

The maturity date of the March 2018 Power Up Note was March 5, 2019. The March 2018 Power Up Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of the Company’s common stock, but shall not be payable until the March 2018 Power Up Note becomes payable, whether at the maturity date or upon acceleration or by prepayment. An aggregate total of $65,231 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value.

Additionally, Power Up has the option to convert all or any amount of the principal face amount of the March 2018 Power Up Note, starting on September 1, 2018 and ending on the later of the maturity date or the date the Default Amount is paid if an event of default occurs, which was an amount equal to 150% of an amount equal to the then outstanding principal amount of the March 2018 Power Up Note plus any interest accrued for shares of the Company’s common stock at the then-applicable conversion price.

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

The Company had the right to prepay the March 2018 Power Up Note within 180 days of issuance with certain penalties. On August 28, 2018, the Company prepaid the outstanding principal balance of $53,000 and related accrued interest of $2,033 that was due under the March 5, 2018 Power Up Note and the note was deemed fully satisfied. The Company incurred a penalty in the amount of $20,362 as a result of the pre-payment which was reflected in interest expense, there was no outstanding balance as of June 30, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

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

Additionally, Power Up had the option to convert all or any amount of the principal face amount of the May 2018 Power Up Note, starting on November 11, 2018 and ending on the later of the maturity date or the date the Default Amount is paid if an event of default occurs, which is an amount equal to 150% of an amount equal to the then outstanding principal amount of the May 2018 Power Up Note plus any interest accrued, for shares of the Company’s common stock at the then-applicable conversion price.

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

The Company had the right to prepay the May 2018 Power Up Note within 180 days of issuance with certain penalties. On November 7, 2018, the Company prepaid the outstanding principal balance of $53,000 and related accrued interest of $1,696 that was due under the May 2018 Power Up Note and the note was deemed fully satisfied. The Company incurred a penalty in the amount of $20,715 as a result of the pre-payment which was charged to interest expense. There was no outstanding balance as of June 30, 2019.

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

The maturity date of the August 2018 Power Up Note was August 28, 2019 (the “Maturity Date”). The August 2018 Power Up Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of the Company’s common stock, but shall not be payable until the August 2018 Power Up Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment, as described below.

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

JUNE 30, 2020 and 2019

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

On February 25, 2019, the Company prepaid the outstanding principal balance of $53,000 and related accrued interest of $395 that was due under the August 2018 Power Up Note and the note was deemed fully satisfied. The Company incurred a penalty in the amount of $22,047 as a result of the pre-payment which was charged to interest expense. There was no outstanding balance as of June 30, 2019.

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

The maturity date of the July 3, 2019 Power Up Note was July 3, 2020. The July 3, 2019, Power Up Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of the Company’s common stock, but shall not be payable until the July 3, 2019 Power Up Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

Additionally, Power Up had the option to convert all or any amount of the principal face amount of the July 3, 2019 Power Up Note, starting on December 30, 2019 and ending on the later of the maturity date or the date the Default Amount is paid if an event of default occurs, which was an amount equal to 150% of an amount equal to the then outstanding principal amount of the July 3, 2019 Power Up Note plus any interest accrued for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the July 3, 2019 Power Up Note shall be $3.25, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $5.00, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $3.25. In the event Market Price is less than $5.00, the conversion price shall be the Variable Conversion Price. As defined in the July 3, 2019 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. An aggregate initial total of $155,904 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12 - Derivative Financial Instruments and Fair Value Measurements).

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

The total principal amount outstanding under the above Power Up financing agreement, specifically the July 3, 2019 Power Up Note, was $0 and accrued interest of $0 as of June 30, 2020 following conversion of $78,000 of the principal balance and $3,120 of accrued interest during the year ended June 30, 2020 (see Note 8 - Stockholders’ Deficit).

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

The maturity date of the November 26, 2019 Power Up Note was November 26, 2020. The November 26, 2019, Power Up Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of the Company’s common stock, but shall not be payable until the November 26, 2019 Power Up Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

Additionally, Power Up has the option to convert all or any amount of the principal face amount of the November 26, 2019 Power Up Note, starting on May 24, 2020 and ending on the later of the maturity date or the date the Default Amount is paid if an event of default occurs, which was an amount equal to 150% of an amount equal to the then outstanding principal amount of the November 26, 2019 Power Up Note plus any interest accrued for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the November 26, 2019 Power Up Note shall be $3.05, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $5.00, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $3.05. In the event Market Price is less than $5.00, the conversion price shall be the Variable Conversion Price. As defined in the November 26, 2019 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. An aggregate initial total of $52,222 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12 - Derivative Financial Instruments and Fair Value Measurements).

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

The total principal amount outstanding under the above Power Up financing agreement, specifically the November 26, 2019 Power Up Note, was $0 and accrued interest of $0 as of June 30, 2020 following conversion of $43,000 of the principal balance and $1,720 of accrued interest during the year ended June 30, 2020 (see Note 8 - Stockholders’ Deficit).

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

Additionally, Power Up has the option to convert all or any amount of the principal face amount of the January 7, 2020 Power Up Note, starting on July 4, 2020 and ending on the later of the maturity date or the date the Default Amount is paid if an event of default occurs, which is an amount equal to 150% of an amount equal to the then outstanding principal amount of the January 7, 2020 Power Up Note plus any interest accrued, for shares of the Company’s common stock at the then-applicable conversion price.

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

JUNE 30, 2020 and 2019

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

The total principal amount outstanding under the above Power Up financing agreement, specifically the January 7, 2020 Power Up Note, was $75,000 and accrued interest of $2,869 as of June 30, 2020.

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

Additionally, Power Up has the option to convert all or any amount of the principal face amount of the March 12, 2020 Power Up Note, starting on September 4, 2020 and ending on the later of the maturity date or the date the Default Amount is paid if an event of default occurs, which is an amount equal to 150% of an amount equal to the then outstanding principal amount of the March 12, 2020 Power Up Note plus any interest accrued, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the March 12, 2020 Power Up Note shall be $3.05, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $5.00, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $3.05. In the event Market Price is less than $5.00, the conversion price shall be the Variable Conversion Price. As defined in the March 12, 2020 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. An aggregate initial total of $55,929 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12 - Derivative Financial Instruments and Fair Value Measurements).

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

The total principal amount outstanding under the above Power Up financing agreement, specifically the March 12, 2020 Power Up Note, was $43,000 and accrued interest of $1,034 as of June 30, 2020 (see Note 8 - Stockholders’ Deficit).

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

The maturity date of the June 2018 JSJ Note was June 26, 2019, unless extended for up to one year at JSJ’s discretion (the “Maturity Date”). The June 2018 JSJ Note bore interest at a rate of 8% per annum, and after the maturity date shall compound quarterly.

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

On December 24, 2018, the Company prepaid the outstanding principal balance of $113,000 and related accrued interest of $4,508 that was due under the June 2018 JSJ Note resulting in full repayment of the note and a full reduction of the put premium. The Company incurred a penalty in the amount of $51,380 as a result of the pre-payment. There was no outstanding balance as of June 30, 2019.

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

The purchase price of $100,000 of the first note (the “July 2018 Coventry Note”) was paid in cash by Coventry Enterprises on July 2, 2018. After payment of certain legal fees and expenses, net proceeds to the Company from the First Note totaled $95,000. The purchase price of $100,000 of the second note (the “July 2018 Coventry Back-End Note”) was initially paid for by the issuance of an offsetting $100,000 collateralized secured note issued to Company by Coventry Enterprises (the “July 2018 Coventry Enterprises Note”). The terms of the July 2018 Coventry Back-End Note require cash funding prior to any conversion thereunder. The July 2018 Coventry Back-End Note was due February 29, 2019, unless certain conditions were not met, in which case both the July 2018 Coventry Back-End Note and the July 2018 Coventry Enterprise Note may both be cancelled. On September 6, 2018, the Company received payment of the July 2018 Coventry Enterprise Note in the amount of $100,000 that offset the July 2018 Coventry Back-End Note. Proceeds from the July 2018 Coventry Enterprise Note of $5,000 were paid directly to legal fees resulting in net cash proceeds of $95,000 received by the Company. As a result, the July 2018 Coventry Back-End Note then became convertible.

The maturity date of the July 2018 Coventry Note and the July 2018 Coventry Back-End Note was June 29, 2019. The outstanding principal amounts plus accrued interest under both the July 2018 Coventry Note and the July 2018 Coventry Back-End Note were convertible into shares of common stock of the Company at a conversion price equal to 61% of the lowest closing bid price of the Company’s common stock as reported on the exchange or quotation system on which the Company’s shares are then traded for the ten prior trading days including the day upon which a notice of conversion is received by the Company from Coventry Enterprises. Coventry Enterprises shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Coventry Enterprises and its affiliates, exceeds 9.9% of the outstanding shares of the Company’s common stock. Both the July 2018 Coventry Note and the July 2018 Coventry Back-End Notes were treated as stock settled debt under ASC 480 and accordingly the Company recorded a $63,934 put premium as each of the notes was funded.

As of June 30, 2019, the outstanding principal balance of $100,000 under the June 2018 Coventry Enterprises Note along with $7,479 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. As of June 30, 2019, the outstanding principal balance of $100,000 under the June 2018 Coventry Enterprises Back-End Note along with $8,137 of accrued interest was fully converted (see Note 8 – Stockholders’ Deficit) resulting in full repayment of the note and a full reduction of the put premium. There was no outstanding balance as of June 30, 2019.

Upon an event of default, principal and accrued interest will become immediately due and payable under the notes. Additionally, upon an event of default, both notes will accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

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

The maturity date of the May 2019 Redstart Holdings Note was May 23, 2020 and bore interest at a rate of 8% per annum.

Additionally, Redstart Holdings had the option to convert all or any amount of the principal face amount of the May 2019 Redstart Note, starting on November 19, 2019 at a conversion price subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $50.00, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $32.50. In the event Market Price is less than $50.00, the conversion price shall be the Variable Conversion Price. As defined in the May 2019 Redstart Holdings Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Redstart Holdings on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Redstart Holdings. Notwithstanding the foregoing, Redstart Holdings shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Redstart Holdings and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. An aggregate total of $166,564 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value (See Note 12 - Derivative Financial Instruments and Fair Value Measurements).

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

The May 23, 2019 Redstart Holdings Note contained certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding and accrued interest under the above Redstart Holdings financing agreement, specifically the May 23, 2019 agreement at June 30, 2019 was $133,000 and $1,137 respectively and as of June 30, 2020 total principal amount outstanding and accrued interest totaled $0 and $0 respectively following conversion of $133,000 of the principal balance and $5,320 of accrued interest during the year ended June 30, 2020.

Odyssey Capital Financing Agreements

July 30, 2019 Securities Purchase Agreement

Effective July 30, 2019, the Company entered into a securities purchase agreement with Odyssey Capital Funding LLC, (“Odyssey”), pursuant to which Odyssey purchased a convertible promissory note (the “July 30, 2019 Odyssey Note”) from the Company in the aggregate principal amount of $320,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Odyssey. The July 30, 2019 Odyssey Note contains an original discount of $25,000. The transaction closed on July 30, 2019 and the Company received payment on August 1, 2019 in the amount of $295,000, of which $10,000 was paid directly toward legal fees, resulting in net cash proceeds of $285,000.

The maturity date of the July 30, 2019 Odyssey Note was July 30, 2020. The July 2019 Odyssey Note bore interest at a rate of 10% per annum, which interest may be paid by the Company to Odyssey in shares of the Company’s common stock, but shall not be payable until the July 30, 2019 Odyssey Note becomes payable, whether at the maturity date or upon acceleration or by prepayment. The note was treated as stock settled debt under ASC 480 and accordingly the Company recorded a $172,308 put premium.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

Additionally, Odyssey had the option to convert all or any amount of the principal face amount of the July 30, 2019 Odyssey Note, starting on January 31, 2020 and ending on the later of the maturity date or the date the Default Amount is paid if an event of default occurs, which was an amount equal to 120% of an amount equal to the then outstanding principal amount of the July 30, 2019 Odyssey Note plus any interest accrued from July 30, 2019 at the default interest rate of 24% per annum for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the July 30, 2019 Odyssey Note shall be equal to 65% of the lowest closing bid price of the Common Stock as reported on the OTC Markets on which the Company’s shares were then traded or any exchange upon which the Common Stock may be traded in the future, for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.

Common Stock beneficially owned by the Holder and its affiliates would exceed 4.99% of the outstanding shares of the Common Stock of the Company (which may be increased up to 9.9% upon 60 days’ prior written notice by the Holder to the Company).

The July 30, 2019 Odyssey Note contained certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above Odyssey financing agreement, specifically the July 30, 2019 Odyssey Note, was $0 and accrued interest of $0 as of June 30, 2020 following conversion of $320,000 of the principal balance and $23,220 of accrued interest during the year ended June 30, 2020 resulting in full repayment of the note and a full reduction of the put premium.

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

The maturity date of the August 30, 2019 Auctus Note was August 30, 2020 and is past due as of the date of this filing. The August 30, 2019 Auctus Note bears interest at a rate of 10% per annum, but shall not be payable until the August 30, 2019 Auctus Note becomes payable, whether at the maturity date or upon acceleration or by prepayment. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $366,667 put premium. The August 30, 2019 Auctus Note may not be prepaid without the written consent of Auctus. Any amount of principal or interest which is not paid when due shall bear interest at the rate of 24% per annum.

Additionally, Auctus has the option to convert all or any amount of the principal face amount and accrued interest of the August 30, 2019 Auctus Note, at any time following the issue date and ending on the later of the maturity date or the date of payment of the Default Amount if an event of default occurs, which is an amount equal to 125% of an amount equal to the then outstanding principal amount of the August 30, 2019 Auctus Note (but not less than $15,000) plus any interest accrued from August 30, 2019 at the default interest rate of 24% per annum, for shares of the Company’s common stock at the then-applicable conversion price. Upon the holder’s election to convert accrued interest, default interest or any penalty amounts as stipulated, the Company may elect to pay those amounts in cash. The note may also be prepaid by the Company at any time between the date of issuance and August 13, 2020 at 135% multiplied by the sum of (a) the then outstanding principal amount plus (b) accrued and unpaid interest plus (c) default interests, if any.

The conversion price for the August 30, 2019 Auctus Note shall be the Variable Conversion Price, being 60% of the Market Price on the date of conversion. Notwithstanding the foregoing, Auctus shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Auctus and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

In connection with the issuance of the August 2019 Auctus Note, the Company issued common stock purchase warrants to Auctus to purchase 450,000 shares of the Company’s common stock (the “First Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such First Warrant at an “Exercise Price” of $2.25. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 300,000 shares of the Company’s common stock (the “Second Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Second Warrant at an “Exercise Price” of $3.33. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 225,000 shares of the Company’s common stock (the “Third Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Third Warrant at an “Exercise Price” of $4.50. The First Warrant, Second Warrant, and Third Warrant shall collectively be referred as the “Warrants”. The Warrants have an “Exercise Period” of five years from the date of issuance being August 30, 2019. Under the terms of the Purchase Agreement and the Warrants, the Selling Security Holder may not either convert the Notes nor exercise the Warrants to the extent (but only to the extent) that the Selling Security Holder or any of its affiliates would beneficially own a number of shares of our Common Stock which would exceed 4.99% of our outstanding shares. The Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $375,905 using a simple binomial lattice model (see Note 8).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

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

The total principal amount outstanding under the above Auctus financing agreement, specifically the August 30, 2019 Auctus Note, was $358,965 and accrued interest of $486 as of June 30, 2020 following conversion of $191,035 of the principal balance and $43,176 of accrued interest during the year ended June 30, 2020. Accordingly, $127,356 of the put premium was released in respect of the August 30, 2019 Auctus Note during the year ended June 30, 2020 following conversion of the principal balance.

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

Additionally, GW Holdings has the option to convert all or any amount of the principal face amount of the October 1, 2019 GW Holdings Note at any time from the date of issuance and ending on the later of the maturity date or the date the Default Amount is paid if an event of default occurs, which is an amount between 110% and 150% of an amount equal to the then outstanding principal amount of the October 1, 2019 GW Holdings Note plus any interest accrued, for shares of the Company’s common stock at the then-applicable conversion price.

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

The total principal amount outstanding under the above GW Holdings financing agreement, specifically the October 1, 2019 GW Holdings Note, was $30,000 and accrued interest of $1,776 as of June 30, 2020 following conversion of $101,000 of the principal balance and $5,082 of accrued interest during the year ended June 30, 2020. Accordingly, $67,333 of the put premium was reclassed to additional paid in capital in respect of the October 1, 2019 GW Holdings Note during the year ended June 30, 2020 following conversion of the principal balance.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

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

Additionally, Crown Bridge has the option to convert all or any amount of the principal face amount of the October 3, 2019 Crown Bridge Note at any time from the date of issuance and ending on the later of the maturity date or the date the Default Amount is paid if an event of default occurs, which is an amount between 110% and 150% of an amount equal to the then outstanding principal amount of the October 3, 2019 Crown Bridge Note plus any interest accrued, for shares of the Company’s common stock at the then-applicable conversion price.

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

The total principal amount outstanding under the above Crown Bridge financing agreement, specifically the October 3, 2019 Crown Bridge Note, was $65,280 and accrued interest of $7,232 as of as of June 30, 2020 following conversion of $42,720 of the principal balance during the year ended June 30, 2020. Accordingly, $28,480 of the put premium was released in respect of the October 3, 2019 Crown Bridge Note during the year ended June 30, 2020 following conversion of the principal balance.

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

Additionally, Ader Alef has the option to convert all or any amount of the principal face amount of the January 13, 2020 Ader Alef Note at any time from the date of issuance and ending on the later of the maturity date or the date the Default Amount is paid if an event of default occurs, which is an amount between 120% and 150% of an amount equal to the then outstanding principal amount of the January 13, 2020 Ader Alef Note plus any interest accrued, for shares of the Company’s common stock at the then-applicable conversion price.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

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

The total principal amount outstanding under the above Ader Alef financing agreement, specifically the January 13, 2020 Ader Alef Note, was $110,250 and accrued interest of $4,073 as of June 30, 2020.

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

The total principal amount outstanding under the above LG Capital financing agreement, specifically the February 19, 2020 LG Capital Note, was $75,000 and accrued interest of $2,164 as of June 30, 2020.

Amortization of debt discounts

The Company recorded $728,904 and $243,850 of debt discounts (including warrants, derivatives, debt issue costs and original issue discounts) related to the above note issuances during the years ended June 30, 2020 and 2019, respectively. The Company recorded $836,724 and $767,000 of put premiums related to the above note issuances during the years ended June 30, 2020 and 2019, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

Amortization of all debt discounts for the years ended June 30, 2020 and 2019 was $734,130 and $389,673, respectively.

The Company reclassified $874,924 and $1,824,317 in put premiums to additional paid in capital following conversions during the years ended June 30, 2020 and 2019, respectively.

NOTE 7 – INCOME TAXES

Through June 30, 2010, the Company operated exclusively in Australia. The Company was wholly subject to Australian income tax laws and regulations, which are administered by the Australian Taxation Office for the years ended June 30, 2010 and all prior years.

On November 23, 2010, the Company was incorporated in the state of Delaware. In January 2011, the Company acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis with Propanc PTY LTD becoming a wholly owned subsidiary of the Company. As a result of these transactions, the Company is subject to the income tax laws of both the United States and Australia for the years ended June 30, 2013 through June 30, 2020.

The reconciliation of income tax expense computed at the U.S. federal statutory rate of 21% to the income tax provision for the years ended June 30, 2020 and 2019 is as follows:

	Year Ended
	June 30, 2020	June 30, 2019

Taxes under statutory US tax rates	$(995,552)	$(1,209,258)
Increase (decrease) in valuation allowance	1,137,716	1,394,444
Prior period adjustment	(14,624)	-
Foreign tax rate differential	(128,492)	(186,286)
Other	952	1,100
Income tax (expense) benefit	$-	$-

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOLs incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but due to sustained losses, the NOL carryback provision of the CARES Act would not yield a benefit to us.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Year Ended
	June 30, 2020	June 30, 2019
Deferred tax assets
Warrant Derivative Liability	$7,403	$7,403
Accrued Expenses	297,086	198,193
Prepaid Investor Services	470,050	414,396
Non-cash interest	596,004	-
Intangibles (Intellectual Property and Patent Cost)	240,428	212,881
Deferred Rent	1,969	-
Formation Expense	7,208	7,208
Net Operating Loss carry forward	7,438,911	6,573,215
Foreign Exchange Loss (OCI)	(39,379)	(39,379)
Revalue of derivative liability	438,239	519,151
Stock Based Compensation	51,481	51,481
Total Deferred tax assets	$9,509,400	$7,944,549

Deferred tax liabilities
R&D	$(177,702)	$(139,833)
Gain on extinguishment of debt	(266,987)	-
Capital Raising Costs	(255,614)	(133,335)
Total deferred tax liabilities	$(700,303)	$(273,168)

Net deferred tax assets	$8,809,097	$7,671,381
Valuation allowance	(8,809,097)	(7,671,381)
Net deferred taxes	$-	$-

At June 30, 2020, the Company had U.S. net operating loss carry forwards of approximately $8,977,683 that may be offset against future taxable income, subject to limitation under IRC Section 382. At June 30, 2020, the Company had Australian net operating loss carry forwards of approximately $20,194,901 million which can be carried forward without expiration. No tax benefit has been reported in the June 30, 2020 and 2019 consolidated financial statements due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

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

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of June 30, 2020 and 2019, respectively.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statement of operations. As of June 30, 2020, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended June 30, 2020 and 2019. The Company did not recognize any interest or penalties during fiscal 2020 or 2019 related to unrecognized tax benefits.

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

JUNE 30, 2020 and 2019

Preferred Stock

The total number of shares of preferred stock that the Company is authorized to issue is 1,500,005, $0.01 par value per share. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

Of the total preferred shares authorized, 500,000 have been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on December 9, 2014. James Nathanielsz, the Company’s Chief Executive Officer and Chief Financial Officer, beneficially owns all of the outstanding shares of Series A Preferred Stock via North Horizon Pty Ltd., which entitles him, as a holder of Series A Preferred Stock, to vote on all matters submitted or required to be submitted to a vote of the Company’s stockholders, except election and removal of directors, and each share of Series A Preferred Stock entitles him to two votes per share of Series A Preferred Stock. North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer, Chief Financial Officer and a director of our Company, has voting and investment power over these shares. 500,000 shares of Series A Preferred Stock are issued and outstanding as of June 30, 2020 and 2019.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on June 16, 2015, up to five shares have been designated as Series B Preferred Stock (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of June 30, 2020 and 2019. Mr. Nathanielsz directly beneficially owns such one share of Series B Preferred Stock.

No shares of Series A Preferred Stock or Series B Preferred Stock were issued in fiscal years 2020 or 2019.

Common Stock

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

The right of the Company to issue and sell the L2 Put Shares to L2 Capital was subject to the satisfaction of certain closing conditions, including, but not limited to, (i) the Company’s Registration Statement on Form S-1 registering for resale by the Investor of the L2 Put Shares and Commitment Shares continuing to be effective as was declared by the U.S. Securities and Exchange Commission (the “SEC”) on October 30, 2018, (ii) accuracy of the Company’s representations and warranties, (iii) the Company’s performance under the L2 Purchase Agreement in all material respects, (iv) no suspension of trading or delisting of the Company’s common stock, (v) limitation of L2 Capital’s beneficial ownership to no more than 9.99%, (vi) the Company maintaining its DWAC-eligible status, (vii) the Company maintaining a sufficient share reserve, and (viii) the minimum pricing for the L2 Put Shares must exceed $.0.05.

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

JUNE 30, 2020 and 2019

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

April 3, 2020 Security Purchase Agreement

On April 3, 2020, the Company closed on a transaction related to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into on March 30, 2020, whereby an investor (the “Investor”) purchased from the Company, 7,500,000 units (the “Units”), each consisting of (i) 1.5 shares of the Company’s common stock (the “Common Stock”), or pre-funded warrants (the “Prefunded Warrants”) upon Investor’s election due to the 4.99% blocker provision as discussed below and (ii) 1.5 warrants to purchase one share of Common Stock (“Series A Warrants”), along with such purchaser’s pro-rata portion of the Series B Warrants and Series C Warrants (“the Units”). In aggregate the Investor was issued 63,750,000 warrants to purchase one share of Common Stock (the “Series B Warrants”) and an additional 63,750,000 warrants to purchase one share of Common Stock, subject to a vesting schedule based on the Investors exercise of the Series B Warrants (the “Series C Warrants” and, together with the Prefunded Warrants, the Series A Warrants, and the Series B Warrants referred to herein as, the “Warrants”). See discussion of warrant terms under “Warrants” below.

The aggregate purchase price for the Units, the Series A Warrants with exercise price of $0.20 per share, the Series B Warrants with exercise price of $0.04 per share and the Series C Warrants with exercise price of $0.20 per share, of $450,000 was paid at closing (the “Purchase Price”) or $0.06 per unit purchase price (see Warrants below). The Company received net proceeds of $424,990, net of offering cost of $25,010.

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

Due to the Beneficial Ownership Limitation, the 11,250,000 shares of Common Stock underlying the Units issuable at closing of the Securities Purchase Agreement are comprised of 804,518 shares of restricted Common Stock and 10,445,482 Prefunded Warrants with exercise price of $0.0001 (but can be less than par value). The Prefunded Warrants shall be exercisable immediately and shall expire when exercised in full.

The Securities Purchase Agreement contains such representations, warranties and covenants as are typical for a transaction of this nature.

Shares issued for conversion of convertible debt

During the year ended June 30, 2019, the Company issued 704,258 shares of its common stock at an average contractual conversion price of $4.76, ranging from approximately $0.61 to $14.97, as a result of the conversion of principal and interest in the aggregate amount of $3,350,783 underlying certain outstanding convertible notes converted during such period. The total recorded to equity was $3,350,783. The Company reclassified $1,824,317 in put premiums to additional paid in capital following conversions during the year ended June 30, 2019.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

During the year ended June 30, 2020, the Company issued 247,619,247 shares of its common stock at an average contractual conversion price of $0.007, ranging from $0.002 to $0.91, as a result of the conversion of principal and interest in the aggregate amount of $1,814,336 underlying certain outstanding principal amount and accrued interest of convertible notes converted during such period, including $15,000 of conversion fees. The total recorded to equity was $2,125,174. Notes with principal amounts totaling $254,500 and accrued interest of $15,408 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $565,746 resulting in a loss on extinguishment at the time of conversion of $295,838 and $362,961 of derivative fair value was recorded as a gain on extinguishment at the time of conversion. The Company reclassified $874,924 in put premiums to additional paid in capital following conversions during the year ended June 30, 2020.

The Company has 739,138,743 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at June 30, 2020.

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

On July 19, 2019, the Company entered into an agreement with a certain consultant to provide services over a two-month period beginning July 1, 2019 and ending September 1, 2019 in exchange for 20,000 shares of the Company’s common stock. On July 19, 2019, the Company issued the 20,000 shares of the Company’s common stock valued at $1.99 per share; being the closing price of the stock on the date of the agreement, to such consultant, or $39,800, which will be amortized over the term of the agreement. The Company recorded $39,800 of consulting expense with respect to such shares of its common stock during the year ended June 30, 2020.

Between February 3, 2020 and June 26, 2020, the Company issued an aggregate of 8,708,574 shares of the Company’s common stock to a consultant for services rendered pursuant to an engagement agreement dated on September 10, 2019 which agreement was later amended in February 2020. Between February 3, 2020 and June 26, 2020, the Company issued an aggregate of 8,708,574 shares of the Company’s common stock valued at an average price of $0.008 per share; being the closing price of the stock on the date of the agreement, to such consultant, or $73,842. The Company recorded $73,842 of consulting expense with respect to such shares of its common stock during the year ended June 30, 2020.

Restricted Stock Units

Pursuant to employment agreements dated in May 2019 (see Note 9), the Company granted an aggregate of 78,000 and 39,000 restricted stock unit to the Company’s Chief Executive Officer and Chief Scientific Officer, respectively. The total 117,000 restricted stock units are subject to vesting terms as defined in the employment agreements. The 117,000 restricted stock units were valued at the fair value of $4.25 per unit or $497,240 based on the quoted trading price on the date of grant. During the year ended June 30, 2020 and 2019, the Company recognized stock-based compensation of $217,543 and $31,077, respectively, related to vested restricted stock units. There were $248,620 unrecognized restricted stock units expense as of June 30, 2020 which may be recognized upon achievement of certain performance conditions.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

Stock Options

On May 14, 2019, the Company’s board of directors approved and adopted the Company’s 2019 Equity Incentive Plan (the “2019 Plan”), which reserves a total of 234 shares of the Company’s common stock for issuance under the 2019 Plan. Incentive awards authorized under the 2019 Plan include, but are not limited to, incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units.

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

During the year ended June 30, 2020 and 2019, the Company recognized stock-based compensation of $82,873 and $10,360 related to vested stock options. There was $155,387 of unvested stock options expense as of June 30, 2020 that will be recognized through May 2022 or 1.85 years.

A summary of the Company’s option activity during the years ended June 30, 2020 and 2019 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price Per Share
Outstanding at June 30, 2018	1,144	$3,750
Issued	58,500	4.53
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2019	59,644	$76.37
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2020	59,644	$76.37

Exercisable at June 30, 2020	20,644	$212.09
Outstanding and Exercisable:

Weighted average remaining contractual term	8.72
Weighted average fair value of options granted during the period	$-
Aggregate intrinsic value	$-

	Options Outstanding				Options Exercisable
Range of Exercise Price	Number Outstanding at June 30, 2020	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Aggregate Intrinsic Value	Number Exercisable at June 30, 2020	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.25-4.68	58,500	8.88 Years	$4.53	$-	19,500	$4.50	$-
$3,750.00	1,144	0.79 Years	3,750.00	-	1,144	3,750.00	-
	59,644	8.72 Years	$76.37	$-	20,644	$212.09	$-

Warrants

On August 29, 2018, the Company received payment of $39 AUD for the exercise of a warrant for 24 shares of the Company’s common stock and issued such shares as a result of the exercise.

On December 2, 2018, a total of 208 warrants expired.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

No warrants were issued during the year ended June 30, 2019.

In connection with the issuance of the August 2019 Auctus Note, the Company issued common stock purchase warrants to Auctus to purchase 450,000 shares of the Company’s common stock (the “First Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such First Warrant at an “Exercise Price” of $2.25. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 300,000 shares of the Company’s common stock (the “Second Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Second Warrant at an “Exercise Price” of $3.33. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 225,000 shares of the Company’s common stock (the “Third Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Third Warrant at an “Exercise Price” of $4.50. The First Warrant, Second Warrant, and Third Warrant shall collectively be referred as the “Warrants”. The Warrants have an “Exercise Period” of five years form the date of issuance being August 30, 2019 (see Note 6).

On September 10, 2019, the Company entered into an agreement with a certain consultant to provide services over a three-month period beginning September 10, 2019 and ending December 10, 2019 in exchange for 1,000,000 warrants to purchase the Company’s common stock at $2.00 per share with an expiry date of September 10, 2022. The Fair Market Value of the warrants was $984,810 on the date of grant as calculated under the Black Scholes Option Pricing model. The Company recorded $984,810 of share-based compensation expenses with respect to the grant of such warrants during the year ended June 30, 2020.

In connection with the issuance of shares on April 3, 2020 as discussed above, the Company closed on a transaction related to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into on March 30, 2020, whereby an investor purchased from the Company, 7,500,000 units, each consisting of (i) 1.5 shares of the Company’s common stock, or pre-funded warrants upon Investor’s election due to the 4.99% blocker provision and (ii) 1.5 warrants to purchase one share of Common Stock (“Series A Warrants”, and collectively with the Common Stock the “Units”). In addition to the Units, the Investor was issued 63,750,000 warrants to purchase one share of Common Stock (the “Series B Warrants”) and an additional 63,750,000 warrants to purchase one share of Common Stock, subject to a vesting schedule (the “Series C Warrants” and, together with the Prefunded Warrants, the Series A Warrants, and the Series B Warrants, the “Warrants”).

Due to the Beneficial Ownership Limitation, the Company granted 10,445,482 Prefunded Warrants with exercise price of $0.001 (but can be less than par value). The Prefunded Warrants shall be exercisable immediately and shall expire when exercised in full. On July 22, 2020, the Company received proceeds of $1,045 from the exercise of 10,445,482 Prefunded Warrants (see Note 13).

Series A Warrants

As discussed above, pursuant to the Securities Purchase Agreement entered into March 20, 2020, the Investor purchased Series A Warrants to purchase up to 11,250,000 shares of Common Stock, subject to adjustment as provided therein. The Series A Warrants have a cash exercise price of $0.20 per share and are immediately exercisable and expire in 3 years. The Series A Warrants contain a provision for cashless exercise in the event there is no effective registration statement registering the shares underlying the Series A Warrants calculated based on the difference between the exercise price of the Series A Warrant and the trading price of the stock (the “Cashless Exercise”).Additionally, the Series A Warrants contain another provision for a cashless exercise at the Holder’s option should the trading price of the Common Stock fall below $0.20 per share calculated based on the difference between the exercise price of the Series A Warrant and 70% of the Market Price, as defined therein (the” Alternate Cashless Exercise”).

Series B Warrants

As discussed above, pursuant to the Securities Purchase Agreement entered into March 20, 2020, the Investor purchased Series B Warrants to purchase up to 63,750,000 shares of Common Stock, subject to adjustment as provided therein; provided, however, commencing on the 90th day following the effective date, the Company may reduce the number of Warrant Shares issuable upon exercise thereof by 37,500,000 upon 10 Trading Days’ prior written notice to the Holder provided that the Company issues to the Holder 3,750,000 shares of Common Stock (or, at the election of the Holder, an equivalent number of pre-funded warrants) and Series A Warrants to purchase up to 3,750,000 shares of Common Stock, which shares shall be issued pursuant to a registration statement without restrictions on resale. The Series B Warrants have a cash exercise price of $0.04 per share and expire in 3 years. The Series B Warrants contain a provision for Cashless Exercise. On July 22, 2020, the Company received proceeds of $100,000 from the exercise of 2,500,000 Series B Warrants (see Note 13).

Series C Warrants

As discussed above, pursuant to the Securities Purchase Agreement entered into March 20, 2020, the Investor purchased Series C Warrants to purchase up to 63,750,000 shares of Common Stock, subject to adjustment as provided therein and expire in 3 years. The Series C Warrants have a cash exercise price of $0.20 per share, subject to a vesting schedule, which is based on such Holder’s exercise of all the Series C Warrants. The Series C Warrants contain provisions for Cashless Exercise and Alternate Cashless Exercise.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

The following table summarizes warrant activity for the years ended June 30, 2020 and 2019:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at June 30, 2018	291	$5,555
Issued	-	-
Exercised	(24)	-
Forfeited	-	-
Expired	(208)	-
Outstanding at June 30, 2019	59	$4,765
Issued	151,170,482	0.15
Exercised	-	-
Forfeited	-	-
Expired	(27)	-
Outstanding at June 30, 2020	151,170,514	$0.15

Exercisable at June 30, 2020	151,170,482	$0.15
Outstanding and Exercisable:

Weighted average remaining contractual term	2.76
Aggregate intrinsic value	$30,292

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

A complaint against us, dated September 26, 2019, has been filed by Foley Shechter Ablovatskiy (“Foley Shechter”), our former counsel, seeking $151,031.50 in legal fees, in addition to interest and costs of suit. The Company believes these claims to be unfounded and is vigorously defending itself. To that end, on November 20, 2019 the Company filed a motion to dismiss certain counts of the complaint, with prejudice. That motion remains pending with the Supreme Court of the State of New York, County of New York. Oral argument is scheduled for November 5, 2020. Upon resolution of the motion, the Company shall file an answer, together with affirmative defences and counterclaims. The counterclaims shall include, without limitation, malpractice claims, arising out of Foley Shechter’s grossly negligent mishandling of certain transactions and excessive billing related thereto. Certain amounts related to this claim are included in accounts payable and accrued expenses in the accompanying Financial Statements. If our motion to dismiss is granted, our potential liability would be reduced to $51,031.51 plus interest and attorney’s fees.

Regal Consulting, LLC (“Regal”) initiated litigation against the Company in Clark County District Court, Nevada. Regal is demanding approximately $400,000 and 60,000 shares of the Company’s common stock as payment for services that Regal purports to have performed.  Regal additionally claims that $106,500 remains due on a Convertible Note executed by the Company in May of 2017 (the “2017 Note”), and asserts that it is owed in excess of $100,000 in penalties in connection with the Company’s refusal to honor certain Conversion Notices. The Company filed an Answer and Counterclaim, denying liability and alleging that Regal procured by fraud the Company’s execution of various consulting agreements and additionally failed to provide the consulting services contemplated by said agreements.

The discovery process is ongoing.  In addition, the parties have agreed to mediate their dispute and are in the process of selecting a mediator and scheduling their mediation.

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company’s parent U.S. entity is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the Accrued expenses and other payable figure in the consolidated balance sheet. The Company recorded the penalties for all three years during the year ended June 30, 2018 and is negotiating a payment plan. The Company is current on all subsequent filings.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

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

Operating Leases

On May 5, 2016, the Company entered into a new five-year operating lease agreement with a Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors, with monthly rent currently at $3,606 AUD or $2,431 USD, inclusive of GST (See Note 10 – Related Party Transactions). The initial rental amount was $3,000 AUD subject to a 3% yearly escalation. In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. On July 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets $48,662 and total lease liabilities of $48,662 based on an incremental borrowing rate of 6%.

ROU is summarized below:

June 30, 2020
Office lease ROU	$48,662
Less accumulated reduction	(26,980)
Balance of ROU asset as of June 30, 2020	$21,682

Operating lease liability related to the ROU asset is summarized below:

June 30, 2020
Office lease liability	$48,662
Reduction of lease liability	(23,590)
Total	$25,072

Future Minimum lease payments under non-cancelable operating lease at June 30, 2020 are as follows:

Fiscal Year 2021	$25,700
Imputed interest	(628)
Total operating lease liability	$25,072

Amatsigroup Agreement

The Company entered into a Manufacturing Services Agreement (the “MSA”) and Quality Assurance Agreement (the “QAA”), each with an effective date of August 12, 2016, with Amatsigroup NV (“Amatsigroup”), formerly known as Q-Biologicals, NV, a contract manufacturing organization located in Belgium. Pursuant to the MSA, Amatsigroup produces certain drug substances and products containing certain enzymes for the Company at its facility in Belgium. The Company uses these substances and products for development purposes, including but not limited to future clinical trials. The MSA contemplates payment to Amatsigroup pursuant to a pre-determined fee schedule based on the completion of certain milestones that depend on our manufacturing requirements and final batch yield. The Company anticipates that its payments to Amatsigroup under the MSA will range between $2.5 million and $5.0 million over three years, when the finished drug product is manufactured and released for clinical trials. The Company has spent a total of $1,689,146 of costs to date under this contract of which $49,854 was expensed in fiscal 2019, $701,973 in fiscal 2018 and $937,319 in fiscal 2017. The MSA expired in 2019 and may be extended by mutual agreement in writing with a possible extension currently under consideration. The Company can terminate the MSA early for any reason upon the required notice period, however, in such event, the pre-payment paid upon signing the MSA is considered non-refundable. Each party to the MSA shall have the right to terminate the MSA by written notice to the other party if the other party commits a material breach of the MSA (subject to a 30-day cure period). The QAA sets forth the parties’ respective obligations and responsibilities relating to the manufacturing and testing of the products under the MSA. The agreements with Amatsigroup contain certain customary representations, warranties and limitations of liabilities, and confidentiality and indemnity obligations. The MSA expired in 2019 and may be extended by mutual agreement in writing with a possible extension currently under consideration.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

Collaboration Agreement

On September 13, 2018, the Company entered into a two-year collaboration agreement with the University of Jaén (the “University”) to provide certain research services to the Company, which agreement will be extended. In consideration of such services, the Company agreed to pay the University approximately 52,000 Euros ($59,508 USD) in year one and a maximum of 40,000 Euros ($45,775 USD) in year two. The Company paid 31,754 Euros ($36,117 USD) in 2019 and has accrued 15,410 Euros ($17,331 USD) in the year ended June 30,2020. Additionally, in exchange for full ownership of the intellectual property the Company agreed to pay royalties of 2% of net revenues to the University.

NOTE 10 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors. These transactions have included the following:

As of June 30, 2020 and 2019, the Company owed a current and a former director a total of $50,993 and $51,867, respectively, for money loaned to the Company throughout the years. The total loans balance owed at June 30, 2020 and 2019 is not interest bearing (See Note 5 – Loans and Notes Payable).

As of June 30 2020, and 2019, the Company owed its former director a total of $30,639 and $31,164, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 4 – Due to Former Director – Related Party).

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease has a five-year term expiring May 2021 and provides for annual rental payments of $39,600 AUD or $28,325 USD, which includes $3,600 AUD or $2,575 USD of goods and service tax for total payments of $198,000 AUD or $141,629 USD during the term of the lease. As of June 30, 2020, total payments of $37,295 AUD or $25,700 USD remain on the lease. (See Note 9 – Commitments and Contingencies)

The Company and Mr. Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement was scheduled to expire on February 25, 2019; however, the term of the Nathanielsz Employment Agreement automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of its intent not to renew. The Nathanielsz Employment Agreement continues in effect as of June 30, 2020 as amended May 14, 2019 (see below). The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually or $205,680 USD) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion. Pursuant to the Nathanielsz Employment Agreement, Mr. Nathanielsz is entitled to an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Company’s board of directors based upon the performance of the Company. On March 16, 2018, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $300,000 AUD ($205,680 USD) to $400,000 AUD ($274,240 USD), effective February 2018.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive part-time employee of the Company since October 2015. Effective February 1, 2018. Mrs. Nathanielsz receives an annual salary of $120,000 AUD ($80,904 USD) and is entitled to customary benefits.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

Pursuant to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the ended June 30, 2020, a total of $44,918 AUD ($30,284 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance. For the fiscal year ended June 30, 2019, a total of $53,772 AUD ($38,463 USD) in costs have been incurred with respect to Mr. Nathanielsz’s car allowance.

Pursuant to the approval of the Company’s board of directors, on March 16, 2018, Mr. Nathanielsz was granted a $300,000 AUD ($210,090 USD) bonus for accomplishments achieved while serving as the Company’s Chief Executive Officer during the fiscal year 2018. A total of $80,046 AUD ($56,056 USD) in payments were made in fiscal 2018. During the year ended June 30, 2019, an additional $219,954 AUD ($150,602 USD) was paid. Such bonus was fully paid to Mr. Nathanielsz as of June 30, 2019.

Pursuant to the approval of the Company’s board of directors, on May 14, 2019, Mr. Nathanielsz was granted a $460,000 AUD ($315,376 USD) bonus for accomplishments achieved while serving as the Company’s Chief Executive Officer during the fiscal year ended June 30, 2019 with $200,000 AUD ($137,120 USD) of such bonus payable by the Corporation to the CEO throughout the Corporation’s 2019 fiscal year as the Corporation’s cash resources allow, with the remaining $260,000 AUD ($178,256 USD) of such bonus to be deferred by the CEO until a future date when the Corporation’s cash resources allow for such payment, as agreed to by the CEO. A total of $90,000 AUD ($64,377 USD) in payments were made in the year ended June 30, 2019. On July 13, 2020 the Board approved a bonus of $240,000 AUD being equal to 60% of Mr Nathanielsz base salary which was accrued as of June 30, 2020. A total of $202,620 AUD ($136,606 USD) in payments were made in during the year ended June 30, 2020, with $407,380 AUD ($280,726 USD) remaining due and payable.

New Employment and Services Agreements with Management

Amended and Restated Employment Agreement ― On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with James Nathanielsz, the Company’s Chief Executive Officer, Chairman, acting Chief Financial Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD. Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase 39,000 shares of the Company’s common stock (the “Nathanielsz Options”), with an exercise price per share of $4.675 (110% of the closing market price of the Company’s common stock on May 14, 2019 (or $4.25), the date of approval of such grant by the Company’s board of directors), (ii) 39,000 restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and (iii) an additional 39,000 restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Company’s board of directors on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. 1/3rd of the Nathanielsz Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Mr. Nathanielsz is employed by the Company and subject to the other provisions of the Employment Agreement. The Initial Nathanielsz RSUs shall vest on the one-year anniversary of the Effective Date, subject to Mr. Nathanielsz’s continued employment with the Company through such vesting date. The Additional Nathanielsz RSUs will vest as follows, subject to Mr. Nathanielsz’s continued employment with the Company through the applicable vesting date: (i) 7,800 of the Additional Nathanielsz RSUs shall vest upon the Company submitting Clinical Trial Application (the “CTA”) for PRP, the Company’s lead product candidate (“PRP”), for a First-In-Human study for PRP (the “Study”) in an applicable jurisdiction to be selected by the Company, (ii) 7,800 of the Additional Nathanielsz RSUs shall vest upon the CTA being approved in an applicable jurisdiction, (iii) 7,800 of the Additional RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iv) 7,800 of the Additional Nathanielsz RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (v) the remaining 7,800 of the Additional Nathanielsz RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested restricted stock unit shall be settled by delivery to Mr. Nathanielsz of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the 2019 Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Employment Agreement), (ii) the date that is ten business days following the vesting of such restricted stock unit, (iii) the date of Mr. Nathanielsz’s death or Disability (as defined in the Employment Agreement), and (iv) Mr. Nathanielsz’s employment being terminated either by the Company without Cause or by Mr. Nathanielsz for Good Reason (each as defined in the Employment Agreement). In the event of a Change of Control, any unvested portion of the Nathanielsz Options and such restricted stock units shall vest immediately prior to such event.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

Amended and Restated Services Agreement ― On the Effective Date, the Company also entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD. In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase 19,500 shares of the Company’s common stock (the “Kenyon Options”), with an exercise price per share of $4.25 (100% of the closing market price of the Company’s common stock on May 14, 2019, the date of approval of such grant by the Company’s board of directors), (ii) 19,500 restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional 19,500 restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Company’s board of directors on the Effective Date. The Kenyon Options have a term of 10 years from the date of grant. 1/3rd of the Kenyon Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Dr. Kenyon is employed by the Company and subject to the other provisions of the Services Agreement. The Initial Kenyon RSUs shall vest on the one-year anniversary of the Effective Date, subject to Dr. Kenyon’s continued employment with the Company through such vesting date. The Additional Kenyon RSUs will vest as follows, subject to Dr. Kenyon’s continued employment with the Company through the applicable vesting date: (i) 4,875 of the Additional Kenyon RSUs shall vest upon the Company submitting the CTA for PRP for the Study in an applicable jurisdiction to be selected by the Company, (ii) 4,875 of the Additional Kenyon RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iii) 4,875 of the Additional Kenyon RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (iv) the remaining 4,875 of the Additional Kenyon RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested Kenyon RSU shall be settled by delivery to Mr. Kenyon of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Services Agreement), (ii) the date that is ten business days following the vesting of such Kenyon RSU, (iii) the date of Dr. Kenyon’s death or Disability (as defined in the Services Agreement), and (iv) Dr. Kenyon’s employment being terminated either by the Company without Cause or by Dr. Kenyon for Good Reason (as defined in the Services Agreement). In the event of a Change of Control (as defined in the Services Agreement), 50% of any unvested portion of the Kenyon Options and the Kenyon RSUs shall vest immediately prior to such event.

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

NOTE 11 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through June 30, 2020.

The Company currently primarily relies on funding from three convertible debt lenders. Proceeds received in the year from each of the three lenders were $621,000, $362,000 and $200,000, respectively, which represents approximately 45%, 26% and 15%, respectively of total proceeds received by the Company during fiscal year 2019.

The Company currently primarily relies on funding from three convertible debt lenders. Proceeds received in the year from each of the three lenders were $285,000, $505,000, and $227,000, respectively, which represents approximately 18%, 32% and 14%, respectively of total proceeds received by the Company during fiscal year 2020.

Receivable Concentration

As of June 30, 2020 and 2019, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

JUNE 30, 2020 and 2019

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

Foreign Operations

As of June 30, 2020 and 2019, the Company’s operations are based in Camberwell, Australia, however the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of June 30, 2020 and 2019, there has been no activity within this entity.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as derivative expense in operations on the issuance date. The Company had $126,500 (3 notes) and $142,000 (2 notes) of convertible debt, which have embedded conversion options bifurcated and is treated as derivative instruments outstanding at June 30, 2020 and 2019 respectively.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at June 30, 2020, the last trading day of the fiscal year ended June 30, 2020, was $0.0039. Volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at June 30, 2020 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations	June 30, 2020	June 30, 2019
Volatility	227- 279%	264%	355%
Expected remaining term	1.00	0.01 – 0.70	0.11 - 0.90
Risk-free interest rate	1.53 – 1.59%	0.13 – 0.18%	1.92 - 2.15%
Expected dividend yield	None	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

	Balance at June 30, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$177,009	$—	$—	$177,009
Total	$177,009	$—	$—	$177,009

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020 and 2019

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

The following is a roll forward for the years ended June 30, 2020 and 2019 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2018	$371,532
Effects of foreign currency exchange rate changes	-
Reductions due to conversions	(1,388,764)
Reductions due to repayment of debt	(936,650)
Initial fair value of embedded conversion option derivative liability recorded as debt discount	180,000
Initial fair value of embedded conversion option derivative liability recorded as change in fair value of embedded conversion option	382,944
Change in fair value included in statements of operations	2,089,202
Balance at June 30, 2019	698,264
Reductions due to conversions	(362,962)
Initial fair value of embedded conversion option derivative liability recorded as debt discount	227,000
Initial fair value of embedded conversion option derivative liability recorded as derivative expense	351,461
Change in fair value included in derivative expense (income) in the statement of operations	(736,754)
Balance at June 30, 2020	$177,009

NOTE 13 – SUBSEQUENT EVENTS

Exercise of Warrants

On July 22, 2020, the Company received aggregate gross proceeds of $101,045 from the exercise of 10,445,482 prefunded warrants and 2,500,000 Series B Warrants (see Note 8).

Note Conversions

From July 1, 2020 through September 28, 2020, the Company issued an aggregate of 442,031,352 shares of its common stock at an average contractual conversion price of $0.00096, ranging from $0.00056 to $0.0020, as a result of the conversion of principal of $391,935, interest of $25,735 and conversion fees $6,750 underlying certain outstanding convertible notes converted during such period. On September 18, 2020 the Company prepaid an outstanding convertible note in the amount of $57,671 comprising the note principal of $43,000 plus $1,705 of accrued interest and a prepayment penalty of $12,966.

The Company reclassified $204,919 in put premiums to additional paid in capital following conversions between July 2020 and September 2020.

Notes totaling $75,000 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $134,155 resulting in a loss on extinguishment at the time of conversion of $56,155 and $106,141 of derivative fair value was recorded as a gain on extinguishment at the time of conversion.

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

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2020. Based on this assessment, management believes that, as of June 30, 2020, we did not maintain effective internal control over financial reporting based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 due to certain material weaknesses in its internal controls. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K. Further, because of the lack of administrative support staff, and due to the financial constraints on the Company, management has not been able to develop or implement controls related to the segregation of duties for purposes of financial reporting. Management has undertaken efforts to mitigate this by intending to hire a new employee on at least a part-time basis to undertake general accounting functions, subject to receiving sufficient financing. There is no guarantee, however, that we will be able to implement this new hire during the course of the current fiscal year or that this by itself will markedly improve our internal control over financial reporting.

Material Weaknesses and Corrective Actions

In connection with the audits of our financial statements for the fiscal years ended June 30, 2020 and 2019, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2020:

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

We outsource certain of the functions that would normally be performed by a principal financial officer to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

We believe that these material weaknesses primarily relate, in part, to our lack of sufficient staff with appropriate training in U.S. GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

We plan to take a number of actions in the future to correct these material weaknesses including, but not limited to, establishing an audit committee of our board of directors comprised of at least two independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements, subject to receiving sufficient additional capital. If we receive sufficient capital, we hope to increase the chief financial officer’s role from part-time to full-time as the next step in building out our accounting department. We will need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

CEO and CFO Certifications

Exhibit 31.1 and 31.2 to this Annual Report are the Certifications of our Chief Executive Officer and the Chief Financial Officer. These certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act (the “Section 302 Certifications”). This Item 9A. of this Annual Report, which you are currently reading, is the information concerning the Evaluation referred to above and in the Section 302 Certifications, and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our current executive officers and directors as of September 14, 2020:

Name	Age	Position
James Nathanielsz	46	Chief Executive Officer, Acting Chairman, Treasurer and Director
Dr. Julian Kenyon	73	Director
Carlo Campiciano	66	Chief Financial Officer and Secretary

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

Carlo Campiciano ― Mr. Campiciano, qualified as a chartered accountant and has extensive experience working with business on a wide range of areas including taxation, finance, operations, planning, operational and financial strategy. Prior to his appointment as the Company’s Chief Financial Officer and Secretary, Mr. Campiciano served as the Chief Financial Officer of MedAdvisor International Pty Ltd. from July 2012 until December 2016, where he was part of the foundation team that launched MedAdvisor in 2012 and since its launch has been key in raising several rounds of capital as well the company’s listing on the ASX in December 2015. As part of MedAdvisor’s executive team, Mr. Campiciano was instrumental in the strategic and operational development of the company’s business, which included overseeing the expansion of its operations to be a market leader in Australia, as well as establishing the business in the USA, UK and Asia. Mr. Campiciano also served as Chief Financial Officer for TGA Unlimited Pty Ltd., a start-up business which he helped grow from annual revenues of $2 million to over $40 million. Mr. Campiciano has also run his own private accounting practice for over 30 years and has spent 12 years lecturing in venture finance in the Master of Entrepreneurship and Innovation program at the Swinburne Graduate School of Entrepreneurship (Melbourne, Australia). Mr. Campiciano commenced his career at Coopers & Lybrand (currently PricewaterhouseCoopers). Mr. Campiciano has a Masters of Entrepreneurship and Innovation from Swinburne University of Technology (Melbourne, Australia), Graduate Diploma in Computing from Monash University Caulfield (formerly Caulfield Institute of Technology) (Melbourne, Australia) and Bachelor of Business (Accounting) from RMIT University (Melbourne, Australia) and Certificate in Corporate Governance from the Governance Institute of Australia. Mr. Campiciano is a member of the Institute of Public Accountants of Australia and has received his US GAAP certification.

In connection with his appointment, Propanc Pty Ltd entered into an employment agreement with Mr. Campiciano. There is no arrangement or understanding between Mr. Campiciano and any other persons pursuant to which Mr. Campiciano was appointed to his positions. There are no family relationships between Mr. Campiciano and any of the Company’s officers or directors. Other than as described below and herein, there are no other transactions to which the Company or any of its subsidiaries is a party in which Mr. Campiciano has a material interest subject to disclosure under Item 404(a) of Regulation S-K. Prior to his appointment, Mr. Campiciano has been providing various finance and accounting services to the Company since its inception. The Company also entered into a standard form of Indemnification Agreement with Mr. Campiciano in connection with his appointment.

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

As of June 30, 2020, the members of our Scientific Advisory Board were:

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

Dr. Joseph Chalil ― Dr. Chalil is a Physician and Executive at Boehringer Ingelheim, the world’s largest privately held pharmaceutical company. Headquartered in Ingelheim, Germany, Boehringer Ingelheim operates globally with 146 affiliates and more than 47,700 employees. In 2014, Boehringer Ingelheim achieved net sales of about 13.3 billion Euros. Research and development expenditure corresponds to 19.9 percent of its net sales. In addition to his responsibilities at Boehringer Ingelheim, Dr. Chalil is the Chairman of Global Clinical Research and Trial Network of the American Association of Physicians of Indian Origin (AAPI) and has served as Scientific Advisor to AAPI for the past five years. AAPI is the second largest physician organization in the U.S. second only to AMA, and the largest ethnic medical organization in the country. A veteran of the United States Navy Medical Corps, Dr. Chalil is also board certified in healthcare management, and has been awarded Fellowship by the American College of Healthcare Executives, an international professional society of more than 40,000 healthcare executives who lead hospitals, healthcare systems and other healthcare organizations. Dr. Chalil is an expert in U.S. Healthcare policy and a strong advocate for patient centered care and has also served as an advisor to various national political campaigns on healthcare issues. Dr. Chalil completed his higher studies in University of Medicine and Dentistry of New Jersey, Davenport University, JJM Medical College and Baylor College of Medicine. He has been a Visiting Professor at various Universities and serves on various company Boards.

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

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, and written representations from reporting persons that no Forms 5 were required to report delinquent filings, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during the fiscal year ended June 30, 2020.

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

Changes to the Procedures by Which Security Holders May Recommend Nominees to Our Board of Directors — During the year ended June 30, 2020, there were no material changes to the procedures by which our security holders may recommend nominees to our board of directors.

Item 11. Executive Compensation.

For the fiscal years ended June 30, 2020 and 2019, our sole named executive officer, who is our principal executive officer (the “Named Executive Officer”), was Mr. James Nathanielsz, our current Chief Executive Officer, Chairman and a director.

Summary Compensation Table

The following table sets forth the compensation paid or accrued by us to our Named Executive Officer for the fiscal years ended June 30, 2020 and 2019.

The compensation reported in the summary compensation table below is not necessarily indicative of how we will compensate our sole executive officer in the future. We expect that we will continue to review, evaluate and modify our compensation framework and the compensation of our officer could change as the business develops.

	Year	Salary ($)		Bonus ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
James Nathanielsz(1)	2020	$357,988	(2)	$165,384	(3)	-	$66,821	(4)	$590,193
Chief Executive Officer (June 30, 2020)	2019	$421,916	(2)	$322,414	(3)	$165,747	$78,889	(4)	$988,966

(1)	For purposes of the information included in the table, the conversion rates as of June 30, 2020 and 2019, $0.6891 and $0.7153, respectively, were used to convert amounts from AUD to USD.

(2)

Under the Nathanielsz Employment Agreement (as defined below), Mr. Nathanielsz received a gross annual salary of $400,000 AUD per year effective February 1, 2018 as approved by the board of directors. Mr. Nathanielsz has also accrued unused annual and long service leave in the amounts of $46,187 (AUD) ($31,827 USD) and $135,795 (AUD) ($97,134 USD) for fiscal years 2020 and 2019, respectively, which are included in the total above.

(3)	On March 16, 2018, our board of directors granted Mr. Nathanielsz a $300,000 AUD ($221,970 USD) cash bonus for accomplishments while servicing as our chief executive officer, of which $59,221 was paid in the year ended June 30, 2018 and the balance was paid in the year ended June 30, 2019. On May 14, 2019, our board of directors granted Mr. Nathanielsz a $460,000 AUD ($322,414 USD) cash bonus for accomplishments while servicing as our chief executive officer, of which $64,372 was paid in the year ended June 30, 2019 and a further $136,606 was paid in the year ended June 30, 2020. On July 13, 2020 the Board approved a bonus of $240,000 AUD ($165,384 USD) being equal to 60% of Mr Nathanielsz base salary.

(4)	Under the Nathanielsz Employment Agreement, Mr. Nathanielsz receives a 9.5% contribution to a pension of which he is the beneficiary. In addition, pursuant to the Nathanielsz Employment Agreement, we may make a monthly payment to cover the costs relating to Mr. Nathanielsz use of a vehicle. For the fiscal years ended June 30, 2020 and 2019, $32,757 and $40,430, respectively, was paid to Mr. Nathanielsz for use of a vehicle.

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

On September 25, 2017, the Company and Mr. Nathanielsz entered into an amendment to the Nathanielsz Employment Agreement. The amendment provides that the annual leave section of the Nathanielsz Employment Agreement be changed to permit any unused annual leave to roll over from year-to-year and that Mr. Nathanielsz would be entitled to receive any accrued but unpaid annual leave in the event of the termination of his employment. The Employment Agreement also acknowledged that Mr. Nathanielsz had accrued $121,884 of unused annual leave since he joined the Company in 2007 through the agreement date. These amended provisions are intended to make the Nathanielsz Employment Agreement consistent with Australian law governing employee leave. In addition, the amendment clarifies certain activities that Mr. Nathanielsz is prohibited from engaging in while employed at the Company in order to prevent competitive harm.

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

On May 14, 2019, the Board awarded a cash bonus of AU$460,000 (USD $322,414) to Mr. Nathanielsz, which is equal to 115% of his annual base salary in 2019 and is consistent with the bonus parameters set forth in Mr. Nathanielsz’s existing employment agreement with Company. On July 13, 2020 the Board approved a bonus of $240,000 AUD (USD $165,384) being equal to 60% of Mr Nathanielsz base salary.

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

No awards or any shares of our common stock were issued during the fiscal year 2020 under the 2019 Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended June 30, 2020 to the Named Executive Officer. Except as set forth below, all of the outstanding equity awards granted to our Named Executive Officer were fully vested as of June 30, 2020.

Option awards				Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James Nathanielsz (1)	572	-	$3,750	April 14, 2021	-	-
James Nathanielsz (2)	13,000	26,000	$4.68	May 13, 2029	39,000	165,757

(1)	On April 14, 2016, the Board granted Mr. Nathanielsz 572 stock options at an exercise price of $3,750 per share (market value of the common stock on the Grant Date). 191 of such stock options vested on April 14, 2016 and expire on April 14, 2021, 191 of such stock options vested on April 14, 2017 (the first anniversary of the Grant Date) and expire on April 14, 2021 and 191 of such stock options vested on April 14, 2018 (the second anniversary of the Grant Date) and expire on April 14, 2021. The fair value of the 572 options at the Grant Date is $1,962,440.
(2)	On May 14, 2019, the Board granted Mr. Nathanielsz 39,000 tenure based stock options at an exercise price of $4.68 per share and 78,000 performance based restricted stock units. The fair value of the 39,000 options and 78,000 restricted stock units at the grant date was $165,747 and $331,493, respectively. With 39,000 of such restricted stock vested on May 14, 2020 and the balance subject to performance conditions.

Director Compensation for the Fiscal Year Ended June 30, 2020

Name	Fees earned or paid in cash ($)		Option Awards ($)	All Other Compensation ($)	Total ($)
Julian Kenyon (1)	$27,305	(2)	$-	-	$27,305

(1)	For purposes of the information included in the table, the conversion rate as of June 30, 2020, $0.6891 was used to convert amounts from AUD to USD.
(2)	Under the Director Agreement (defined below), Dr. Kenyon received a gross consideration of $10,000 AUD per month through September 2016. Effective October 2016 Dr. Kenyon receives gross monthly compensation of $4,500 AUD or $3,218 USD per month for his services as a director of our Company. See “Compensation of Directors — Director Agreement with Julian Kenyon” below for additional details.

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

On May 14, 2019, the Board granted Dr. Kenyon 19,500 tenure based stock options at an exercise price of $4.25 per share and 19,500 performance based restricted stock units and 19,500 resyricted stock units vesting 1 year from the grant date. The fair value of the 19,500 options and 39,000 restricted stock unit at the grant date was $82,874 and $165,747, respectively.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of September 23, 2020 regarding the number of shares of our Common Stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding Common Stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officers as a group.

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

(1) Applicable percentages are based on 668,670,618 shares of our common stock outstanding as of September 28, 2020.

(2) Applicable percentages are based on 500,000 shares of our Series A Preferred Stock and 1 share of our Series B Preferred Stock outstanding as of September 28, 2020, except where the person or entity has the right to receive shares within the next 60 days, which would increase the number of shares owned by such person or entity and the number of shares outstanding.

(3) North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer and a director of our Company, has voting and investment power over these shares.

(4) Represents 345 shares of our common stock held by North Horizon Pty Ltd. and 572 shares of common stock issuable to Mr. Nathanielsz pursuant to his stock options currently exercisable on or before April 14, 2021. Excludes 26,000 options, 39,000 restricted stock units that vested in May 2020 and 39,000 restricted stock units that are subject to certain vesting conditions, as discussed above in the section captioned “Executive Compensation ― New Employment Agreement with James Nathanielsz,”.

(5) Represents 230 shares of our common stock held by Dr. Julian Kenyon, a director of our Company, and 572 shares of our common stock issuable to Dr. Kenyon pursuant to his stock options currently exercisable on or before April 14, 2021. Excludes 6,500 options, 19,500 restricted stock units that vested in May 2020, and 19,500 restricted stock units that are subject to certain vesting conditions, as discussed above in the section captioned “Executive Compensation ― New Services Agreement with Julian Kenyon,”.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following includes a summary of transactions since July 1, 2018 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described above under “Item 11. Executive Compensation.”

Effective May 5, 2016, we entered into an agreement for the lease of our principal executive offices with North Horizon Pty Ltd, of which Mr. Nathanielsz and his wife are the owners and directors. The lease has a five-year term and provides for annual rental payments of $39,600 AUD, which includes $3,600 of goods and service tax, for total payments of $198,000 AUD during the term of the lease.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been an employee of our Company since October 2015. Mrs. Nathanielsz receives an annual salary of $120,000 AUD, or $80,904 USD, and is entitled to benefits customarily expected to be provided to employees of the Company.

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

On May 14, 2019, our board of directors approved a form of Indemnification Agreement (“Indemnification Agreement”) for each of our officers and directors. The Indemnification Agreement requires us to indemnify our directors and officers and to advance expenses on behalf of such directors or officers to the fullest extent permitted by applicable law and establish the procedures by which a director or executive officer may request and receive indemnification. The Indemnification Agreement is in addition to other rights to which a director or officer may be entitled under our Certificate of Incorporation, Bylaws and applicable law.

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

Item 14. Principal Accounting Fees and Services.

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided, and fees charged by Salberg & Company, P.A. in fiscal years ended June 30, 2020 and 2019 were approved by the Board of Directors. The following table shows the fees for the fiscal years ended June 30, 2020 and 2019:

	2020	2019
Audit Fees (1)	$58,900	$55,900
Audit Related Fees (2)	$17,600	$15,300
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$76,500	$71,200

(1) Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.

(2) Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.

(3) Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2020 and 2019 fiscal years.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2020 and 2019.

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

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during the fiscal years ended June 30, 2020 and 2019 were reviewed and approved by our Board before the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, dated November 11, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, dated July 9, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of January 23, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

3.8	Certificate of Amendment, dated as of June 7, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.9	Certificate of Correction, dated as of June 10, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.10	Certificate of Amendment, dated as of March 13, 2019 (incorporated by reference to Exhibit 3.10 to the Company’s Form S-1/A filed on August 13, 2020).

4.1	Certificate of Designation of Series A Preferred Stock of the Company, dated December 2, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

4.2	Certificate of Designation of Series B Preferred Stock of the Company, dated June 16, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

4.3	Debenture issued to Delafield Investments Limited (“Delafield”), dated October 28, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 3, 2015).

4.4	Five Month Common Stock Purchase Warrant issued to Delafield, dated August 3, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 4, 2016).

4.5	Common Stock Purchase Warrant issued to Delafield, dated August 3, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on August 4, 2016).

4.6	Debenture issued to Delafield, dated September 15, 2016 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 16, 2016).

4.7	8% Convertible Redeemable Junior Subordinated Note due October 31, 2017 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2016).

4.8	8% Convertible Redeemable Junior Subordinated Back End Note due October 31, 2107 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.5 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2016).

4.9	10% per Annum, $250,000 Junior Subordinated Convertible Note (Note #1) issued to Regal Consulting (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on November 23, 2016).

4.10	10% per Annum, $250,000 Junior Subordinated Convertible Note (Note #2) issued to Regal Consulting (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on November 23, 2016).

4.11	8% Convertible Redeemable Promissory Note due December 2, 2018 issued to Delafield Limited Investments (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.12	Common Stock Purchase Warrant to Delafield Limited Investments, dated December 2, 2016 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

4.13	8% Convertible Redeemable Junior Subordinated Promissory Note due December 21, 2017 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

4.14	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due December 21, 2017 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

4.15	8% Convertible Redeemable Junior Subordinated Promissory Note due January 27, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 3, 2017).

4.16	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due January 27, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 3, 2017).

4.17	8% Convertible Redeemable Junior Subordinated Note due March 1, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.3 to the Company’ Quarterly Report on Form 10-Q filed on May 8, 2017).

4.18	8% Convertible Redeemable Junior Subordinated Note (Back End Note) due March 1, 2018 issued to Eagle Equities, LLC (incorporated by reference to Exhibit 4.4 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017).

4.19	8% Convertible Redeemable Junior Subordinated Promissory Note due May 17, 2018, issued to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017).

4.20	8% Convertible Redeemable Junior Subordinated Promissory Note due September 12, 2018 issued to GS Capital, LLC (incorporated by reference to Exhibit 4.20 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

4.21	8% Convertible Redeemable Junior Subordinated Promissory Note (Back End Note) due September 12, 2018 issued to GS Capital, LLC (incorporated by reference to Exhibit 4.21 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

4.22	8% Convertible Redeemable Junior Subordinated Note due October 25, 2018 issued to Eagle Equities, LLC, dated November 3, 2017 (incorporated by reference to Exhibit 4.10 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

4.23	8% Convertible Redeemable Junior Subordinated Back End Note due October 25, 2018 issued to Eagle Equities, LLC, dated November 3, 2017 (incorporated by reference to Exhibit 4.11 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

4.24	Collateralized Secured Promissory Note (Bank End Note) due June 25, 2018 (incorporated by reference to Exhibit 4.12 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

4.25	8% Convertible Redeemable Note due December 29, 2018 issued to Eagle Equities, LLC, dated December 29, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

4.26	8% Convertible Redeemable Note due January 22, 2019 issued to Power Up Lending Group LTD., dated January 22, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

4.27	8% Convertible Redeemable Note due March 21, 2019 issued to GS Capital Partners, LLC, dated March 21, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

4.28	8% Convertible Redeemable Back End Note due March 21, 2019 issued to GS Capital Partners, LLC, dated March 21, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

4.29	Collateralized Secured Promissory Note due November 23, 2018 issued to GS Capital Partners, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

4.30	8% Convertible Redeemable Note due April 13, 2019 issued to GS Capital Partners, LLC, dated April 13, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

4.31	8% Convertible Redeemable Back End Note due April 13, 2019 issued to GS Capital Partners, LLC, dated April 13, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

4.32	Collateralized Secured Promissory Note due December 13, 2018 issued to GS Capital Partners, LLC, dated April 13, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

4.33	8% Convertible Redeemable Note due June 14, 2019 issued to Eagle Equities, LLC, dated June 14, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 20, 2018).

4.34	8% Convertible Redeemable Note due June 26, 2019 issued to JSJ Investments Inc., dated June 26, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 2, 2018).

4.35	Securities Purchase Agreement by and between the Company and Coventry Enterprises, LLC, dated as of June 29, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.36	8% Convertible Redeemable Note due June 29, 2019 issued to Coventry Enterprises, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.37	8% Convertible Redeemable Back End Note due June 29, 2019 issued to Coventry Enterprises, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.38	Collateralized Secured Promissory Note due February 29, 2019 issued to Coventry Enterprises, LLC, dated June 29, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 6, 2018).

4.39	8% Convertible Redeemable Note due July 13, 2019 issued to Eagle Equities, LLC, dated July 13, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 19, 2018).

4.40	8% Convertible Redeemable Note due August 28, 2019 issued to Power Up Lending Group Ltd., dated August 28, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

4.41	8% Convertible Redeemable Note due August 29, 2019 issued to Eagle Equities, LLC, dated August 29, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

4.42	8% Convertible Redeemable Note, dated October 2, 2019, issued by the Company to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.43	8% Convertible Redeemable Note, dated October 2, 2019, issued by the Company to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.44	8% Convertible Redeemable Back End Note, dated October 2, 2019, issued by the Company to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.45	Collateralized Secured Promissory Note, dated October 2, 2018, issued by GS Capital Partners, LLC to the Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.46	8% Convertible Redeemable Note, dated November 30, 2018, issued by the Company to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 6, 2018).

4.47	8% Convertible Redeemable Note, dated December 24, 2018, issued by the Company to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018).

4.48	8% Convertible Redeemable Note, dated May 23, 2019, issued by the Company to Redstart Holdings Corp (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019).

4.49	8% Convertible Redeemable Note, dated July 3, 2019, issued by the Company to Power Up Lending Group Ltd. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 10,2019).

4.50	10% Convertible Redeemable Note dated July 30, 2019, by and between the Company and Odyssey Capital Funding LLC. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 6, 2019).

4.51	Convertible Redeemable Note, issued to Auctus Fund LLC on August 30, 2019 and effective as of September 3, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.52	Common Stock Purchase Warrant for the purchase of up to 450,000 shares of the Company’s common stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.53	Common Stock Purchase Warrant for the purchase of up to 300,000 shares of the Company’s common stock (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.54	Common Stock Purchase Warrant for the purchase of up to 225,000 shares of the Company’s common stock (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.55	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.55 to the Company’s Annual Report on Form 10-K filed on October 15, 2019)

4.56	Form of First Convertible Redeemable Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 17, 2020)

4.57	Form of Second Convertible Redeemable Promissory Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 17, 2020)

4.58	Form of Prefunded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.59	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.60	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.61	Form of Series C Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

10.1	Debt Settlement Agreement between the Company and James Nathanielsz, dated February 4, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.2	Debt Settlement Agreement between the Company and Julian Kenyon, dated February 4, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.3	Securities Purchase Agreement between the Company and Delafield, dated October 28, 2015 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2015).

10.4	Registration Rights Agreement between the Company and Delafield, dated October 28, 2015 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2015).

10.5	Security Agreement between the Company, all of the Subsidiaries of the Company and Delafield, dated October 28, 2015 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 3, 2015).

10.6	Addendum, dated March 11, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on March 11, 2016).

10.7†	Employment Agreement entered into as of February 25, 2015 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.8†	Director Agreement entered into as of February 25, 2015 by and between Julian Kenyon and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.9†	Form of Scientific Advisory Board Member Agreement, incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on March 25, 2016.

10.10†	Amendment No. 1 to Employment Agreement entered into as of April 14, 2016 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016).

10.11†	Amendment No. 2 to Employment Agreement entered into as of September 25, 2017 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

10.12	Letter Agreement by and between the Company and Delafield, dated July 1, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 5, 2016).

10.13	Letter Agreement by and between the Company and Delafield, dated August 3, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 4, 2016).

10.14	Manufacturing Services Agreement by and between Q-Biologicals NV (now Amatsigroup NV) and the Company, dated August 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.15	Quality Assurance Agreement by and between Q-Biologicals NV (now Amatsigroup NV) and the Company dated August 12, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.16	Additional Issuance Agreement between the Company and Delafield, dated September 15, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 16, 2016).

10.17	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of October 31, 2016 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on November 10, 2016).

10.18	Consulting Agreement between the Company and Regal Consulting, LLC, dated November 18, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2016).

10.19	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of December 21, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

10.20	Letter Agreement dated as of December 2, 2016 between the Company and Delafield (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2016).

10.21	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated December 21, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2016).

10.22	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated January 30, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 3, 2017).

10.23	Letter Agreement dated as of March 10, 2017 between the Company and Delafield (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 21, 2017).

10.24	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated March 1, 2017 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 8, 2017).

10.25	Securities Purchase Agreement by and between the Company and GS Capital Partners, LLC, dated as of May 17, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 1, 2017).

10.26	Securities Purchase Agreement by and between the Company and GS Capital Partners, LLC, dated as of September 12, 2017 (incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

10.27	Letter Agreement dated September 30, 2017 between the Company and Delafield Investments Limited (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 2, 2017).

10.28	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of October 25, 2017 (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q filed on November 9, 2017).

10.29	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of December 29, 2017 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 5, 2018).

10.30	Securities Purchase Agreement by and between the Company and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

10.31	Securities Purchase Agreement by and between the Company and GS Capital Partners, LLC, dated as of March 23, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 29, 2018).

10.32	Securities Purchase Agreement by and between the Company and GS Capital Partners, LLC, dated as of April 13, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2018).

10.33	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of June 14, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 20, 2018).

10.34	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated as of July 13, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 19, 2018).

10.35	Securities Purchase Agreement by and between the Company and Power Up Lending Group Ltd., dated August 28, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

10.36	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated August 29, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

10.37	Employment Agreement by and between the Company and Carlo Campiciano dated June 24, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019).

10.38	Securities Purchase Agreement, dated October 2, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

10.39	Securities Purchase Agreement, dated October 2, 2018, between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

10.40	Equity Purchase Agreement, dated October 5, 2018, between the Company and L2 Capital, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

10.41	Registration Rights Agreement, dated October 5, 2018, between the Company and L2 Capital, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

10.42	Securities Purchase Agreement, dated November 30, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2018).

10.43	Securities Purchase Agreement, dated as of December 24, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018

10.44	Equity Purchase Agreement, dated February 25, 2019, by and between the Company and Oasis Capital, LLC (incorporated by reference to exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 25, 2019).

10.45	Registration Rights Agreement, dated February 25, 2019, by and between the Company and Oasis Capital, LLC (incorporated by reference to exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 25, 2019).

10.46	Amended and Restated Employment Agreement, dated as of May 14, 2019, between the Company and James Nathanielsz (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.47	Amended and Restated Services Agreement, dated as of May 14, 2019, between the Company and Julian Kenyon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.48	Propanc Biopharma, Inc.’s 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.49	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.50	Securities Purchase Agreement dated May 23, 2019, by and between the Company and Redstart Holdings Corp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019)

10.51	Securities Purchase Agreement, dated July 3, 2019, by and between the Company and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10,2019).

10.52	Securities Purchase Agreement dated July 30, 2019, by and between the Company and Odyssey Capital Funding LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2019).

10.53	Securities Purchase Agreement dated August 30, 2019, by and between the Company and Auctus Fund LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

10.54	Registration Rights Agreement dated August 30, 2019, by and between the Company and Auctus Fund LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

10.55	Employment Agreement by and between the Company and Carlo Campiciano dated June 24, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019).

10.56	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K filed on October 15, 2019).

10.57	Form of First Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2020)

10.58	Form of Second Convertible Redeemable Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 17, 2020)

10.59	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

10.60	Form of Prefunded Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

21.1*	List of subsidiaries of the Company.

31.1*	Certification of the Principal Executive Officer a pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer a pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document.

101. SCH*	XBRL Taxonomy Extension Schema Document.

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
†	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: October 1, 2020	By:	/s/ James Nathanielsz
James Nathanielsz
Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Nathanielsz	Chief Executive Officer,	October 1, 2020
James Nathanielsz	and Director

/s/ Julian Kenyon	Director
Julian Kenyon		October 1, 2020

/s/ Carlo Campiciano	Chief Financial Officer and Secretary
Carlo Campiciano	(Principal Financial Officer and Principal Accounting Officer)	October 1, 2020

