Form 10-Q
period 2020-09-30
Propanc Biopharma, Inc.
filed 2020-11-16
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-54878

PROPANC BIOPHARMA, INC.

(Exact name of registrant as specified in its charter)

Delaware	33-0662986
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

302, 6 Butler Street

Camberwell, VIC, 3124 Australia

(Address of principal executive offices) (Zip Code)

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

As of November 12, 2020, there were 691,170,618 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA INC.

2

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. The words “believe,” “may,” “will,” “estimate,” “continue,” “anticipate,” “intend,” “expect,” and similar expressions are intended to identify forward-looking statements. We have based these forward-looking statements largely on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, business strategy, short-term and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Unless expressly indicated or the context requires otherwise, the terms “ Propanc,” “company,” “we,” “us,” and “our” in this document refer to Propanc Biopharma, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiary.

3

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at September 30, 2020 (unaudited) and June 30, 2020	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2020 and 2019 (unaudited)	F-3

Condensed Consolidated Statement of Changes in Stockholders’ Deficit for each of the three months in the period ended September 30, 2020 and 2019 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2020 and 2019 (unaudited)	F-5

Notes to the condensed consolidated financial statements (unaudited)	F-6

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	June 30, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$51,218	$67,007
GST tax receivable	2,852	2,015

TOTAL CURRENT ASSETS	54,070	69,022

Security deposit - related party	2,151	2,067
Operating lease right-of-use assets, net - related party	15,792	21,682
Property and equipment, net	5,541	5,747

TOTAL ASSETS	$77,554	$98,518

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$929,828	$842,156
Accrued expenses and other payables	863,706	702,231
Convertible notes and related accrued interest, net of discounts and premiums	1,029,688	1,557,734
Operating lease liability - related party	19,957	25,072
Embedded conversion option liabilities	5,916	177,009
Due to former director - related party	31,880	30,639
Loans from directors and officer - related parties	53,058	50,993
Employee benefit liability	378,990	354,109

TOTAL CURRENT LIABILITIES	3,313,023	3,739,943

TOTAL LIABILITIES	$3,313,023	$3,739,943

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares authorized; 500,000 shares issued and outstanding as of September 30, 2020 and June 30, 2020	$5,000	$5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of September 30, 2020 and June 30, 2020	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 715,597,215 and 258,120,381 shares issued and issuable; 715,597,166 and 258,120,332 outstanding as of September 30, 2020 and June 30, 2020, respectively	715,596	258,120
Additional paid-in capital	51,105,811	50,656,031
Accumulated other comprehensive income	1,191,916	1,267,671
Accumulated deficit	(56,207,315)	(55,781,770)
Treasury stock (49 shares)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(3,235,469)	(3,641,425)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$77,554	$98,518

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(unaudited)

	Three Months Ended September 30,
	2020	2019

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	323,111	833,414
Occupancy expenses	9,204	10,632
Research and development	50,846	65,372
TOTAL OPERATING EXPENSES	383,161	909,418

LOSS FROM OPERATIONS	(383,161)	(909,418)

OTHER INCOME (EXPENSE)
Interest expense	(159,281)	(675,225)
Interest income	-	3
Change in fair value of derivative liabilities	64,952	518,956
Gain on extinguishment of debt, net	49,985	-
Foreign currency transaction gain (loss)	1,960	(535,150)
TOTAL OTHER EXPENSE, NET	(42,384)	(691,416)

LOSS BEFORE TAXES	(425,545)	(1,600,834)

TAX BENEFIT	-	108,894

NET LOSS	$(425,545)	$(1,491,940)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(1.41)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	597,314,067	1,054,433

NET LOSS	$(425,545)	$(1,491,940)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	(75,755)	563,687

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(75,755)	563,687

TOTAL COMPREHENSIVE LOSS	$(501,300)	$(928,253)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR EACH OF THE THREE MONTHS ENDED SEPTEMBER 30, 2020 and 2019

(Unaudited)

	Preferred Stock									Accumulated
	Series A		Series B		Common Stock		Additional			Other	Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Treasury Stock	Comprehensive Income	Stockholders’ Deficit

Balance at June 30, 2019	500,000	$5,000	1	$-	968,042	$968	$45,713,322	$(51,041,047)	$(46,477)	$1,066,998	$(4,301,236)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	181,939	182	123,531	-	-	-	123,713

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	73,235	-	-	-	73,235

Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	375,905	-	-	-	375,905

Issuance of common stock for services	-	-	-	-	20,000	20	39,780	-	-	-	39,800

Stock based compensation in connection with stock option grants and restricted stock unit grants	-	-	-	-	-	-	75,104	-	-	-	75,104

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	563,687	563,687

Net loss for the three months ended September 30, 2019	-	-	-	-	-	-	-	(1,491,940)	-	-	(1,491,940)

Balance at September 30, 2019	500,000	$5,000	1	$-	1,169,981	$1,170	$46,400,877	$(52,532,987)	$(46,477)	$1,630,685	$(4,541,732)

Balance at June 30, 2020	500,000	$5,000	1	$-	258,120,381	$258,120	$50,656,031	$(55,781,770)	$(46,477)	$1,267,671	$(3,641,425)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	442,031,352	442,031	38,544	-	-	-	480,575

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	204,919	-	-	-	204,919

Issuance of common stock for exercise of warrants	-	-	-	-	15,445,482	15,445	185,599	-	-	-	201,044

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	20,718	-	-	-	20,718

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	(75,755)	(75,755)

Net loss for the three months ended September 30, 2020	-	-	-	-	-	-	-	(425,545)	-	-	(425,545)

Balance at September 30, 2020	500,000	$5,000	1	$-	715,597,215	$715,596	$51,105,811	$(56,207,315)	$(46,477)	$1,191,916	$(3,235,469)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(425,545)	$(1,491,940)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Foreign currency transaction loss (gain)	(1,960)	535,150
Depreciation expense	438	636
Amortization of debt discounts	121,281	104,406
Change in fair value of derivative liabilities	(64,952)	(518,956)
Gain on extinguishment of debt, net	(49,985)	-
Stock option and restricted stock expense	20,718	114,904
Non-cash interest expense	6,750	-
Accretion of put premium	-	538,974
Changes in Assets and Liabilities:
GST receivable	(755)	(640)
Prepaid expenses and other assets	-	37,145
Accounts payable	53,576	77,057
Deferred rent	633	976
Employee benefit liability	10,544	9,453
Accrued expenses	133,046	(162,676)
Accrued interest	16,262	29,180
NET CASH USED IN OPERATING ACTIVITIES	(179,949)	(726,331)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	-	948,000
Repayments of convertible promissory notes	(43,000)	-
Debt issuance cost	-	(83,000)
Proceeds from the exercise of warrants	201,044	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	158,044	865,000

Effect of exchange rate changes on cash	6,116	(44,940)

NET INCREASE (DECREASE) IN CASH	(15,789)	93,729

CASH AT BEGINNING OF PERIOD	67,007	2,394
CASH AT END OF PERIOD	$51,218	$96,123

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$13,172	$2,665
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$204,919	$73,235
Conversion of convertible notes and accrued interest to common stock	$417,670	$123,713
Discounts related to warrants issued with convertible notes	$-	$375,905
Discounts related to derivative liability	$-	$75,000
Operating lease right-of-use asset and operating lease liability recorded on adoption of ASC 842	$-	$46,696

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of September 30, 2020, there has been no activity within this entity.

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

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended September 30, 2020 and 2019 and cash flows for the three months ended September 30, 2020 and 2019 and our financial position at September 30, 2020 have been made. The Company’s results of operations for the three months ended September 30, 2020 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2021.

Certain information and disclosures normally included in the notes to the Company’s annual audited consolidated financial statements have been condensed or omitted from the Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2020. The June 30, 2020 balance sheet is derived from those statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive subsidiary at September 30, 2020.

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

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that these intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of other comprehensive income. Accordingly, for the three months ended September 30, 2020, the Company recognized an exchange loss of approximately $583,227 on intercompany loans made by the parent to the subsidiary which have not been repaid as of September 30, 2020 and has been recorded within cumulative translation adjustment, a component of other comprehensive income. Prior to July 1, 2020, the Company recorded the foreign currency transaction gains and losses from measuring the intercompany balances as a component of other income (expenses) as reflected in the condensed consolidated statements of operations. The Company recorded foreign currency transaction gain (loss) of $1,960 and $(535,150) during the three months ended September 30, 2020 and 2019, respectively, as reflected in the condensed consolidated statements of operations.

As of September 30, 2020 and June 30, 2020, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2020	June 30, 2020
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.7170	0.6891

Average exchange rate for the period
USD : AUD exchange rate	0.7151	0.6742

Change in Accumulated Other Comprehensive Income (Loss) by component during the three months ended September 30, 2020 was as follows:

Foreign Currency Items:
Balance, June 30, 2020	$1,267,671
Foreign currency translation gain	(75,755)
Ending balance, September 30, 2020	$1,191,916

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

Also see Note 11 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of September 30, 2020 or June 30, 2020.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through September 30, 2020 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Employee Benefit/Liability

Liabilities arising in respect of wages and salaries, accumulated annual leave, accumulated long service leave and any other employee benefits expected to be settled within twelve months of the reporting date are measured based on the employee’s remuneration rates applicable at the reporting date. All other employee benefit liabilities are measured at the present value of the estimated future cash outflow to be made in respect of services provided by employees up to the reporting date. All employee liabilities are owed within the next twelve months.

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

As of September 30, 2020 and June 30, 2020, the Company was owed $2,852 and $2,015, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the three months ended September 30, 2020 and 2019 were $50,846 and $65,372, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

During each of the three months ended September 30, 2020 and 2019, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $0 and $108,894, respectively, which is reflected as a tax benefit in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

SEPTEMBER 30, 2020

(Unaudited)

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Each holder of the notes has agreed to a 4.99% beneficial ownership conversion limitation (subject to certain noteholders’ ability to increase such limitation to 9.99% upon 60 days’ notice to the Company), and each note may not be converted during the first six-month period from the date of issuance. The securities for the period ended September 30, 2020 and 2019 were considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

	September 30, 2020	September 30, 2019
	(Unaudited)	(Unaudited)
Stock Options	59,644	59,644
Stock Warrants	135,725,000	975,059
Restricted stock to be issued	117,000	117,000
Convertible Debt	510,673,916	4,089,765
Total	646,575,560	5,241,468

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the three months ended September 30, 2020, the Company had no revenues and had net cash used in operations of $179,949. Additionally, as of September 30, 2020, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $3,258,953, $3,235,469 and $56,207,315, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this Quarterly Report.

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

SEPTEMBER 30, 2020

(Unaudited)

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2020 and June 30, 2020.

	September 30, 2020	June 30, 2020
	(Unaudited)
Office equipment at cost	$27,364	$26,299
Less: Accumulated depreciation	(21,823)	(20,552)

Total property, plant, and equipment	$5,541	$5,747

Depreciation expense for the three months ended September 30, 2020 and 2019 were $438 and $636, respectively.

NOTE 4 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to director - related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at September 30, 2020 and June 30, 2020 is $31,880 and $30,639, respectively. The Company plans to repay the advances as its cash resources allow (see Note 9).

NOTE 5 – LOANS FROM DIRECTORS AND OFFICER – RELATED PARTY

Loans from the Company’s directors and officer at September 30, 2020 and June 30, 2020 were $53,058 and $50,993, respectively. The loans bear no interest and are all payable on demand. The Company did not repay any amount on these loans during the three months ended September 30, 2020 (see Note 9).

NOTE 6 – CONVERTIBLE NOTES

The Company’s convertible notes outstanding at September 30, 2020 and June 30, 2020 were as follows:

	September 30, 2020	June 30, 2020
	(Unaudited)
Convertible notes and debenture	$594,561	$1,029,496
Unamortized discounts	(5,386)	(126,667)
Accrued interest	70,627	80,101
Premium, net	369,886	574,804
Convertible notes, net	$1,029,688	$1,557,734

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

SEPTEMBER 30, 2020

(Unaudited)

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

The Company recorded $0 of accrued interest and the total principal outstanding under the July 2018 Eagle Note was $0 as of June 30, 2020 following conversion of $75,000 of principal and $9,300 of accrued interest during the fiscal year ended June 30, 2020. The Company had the right to prepay the July 2018 Eagle Note with certain penalties until January 9, 2019. No prepayment was made as of such date. As a result, the July 2018 Eagle Note was convertible. Accordingly, there was no outstanding balance as of June 30, 2020.

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

SEPTEMBER 30, 2020

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

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the August 2018 Eagle Note, at any time, into shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the DTC for any reason, the Conversion Price shall be lowered to 50% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least four times the number of shares issuable upon conversion of the August 2018 Eagle Note for at least 60 days after the issuance of the August 28, 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The Company had the right to prepay the August 2018 Eagle Note with certain penalties until February 25, 2019. No prepayment was made as of such date. As a result, the August 2018 Eagle Note then became convertible. The August 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $70,000 put premium of which $17,000 and $53,000 were released to additional paid in capital following conversion of principal during the fiscal year to June 30, 2020 and the three months ended September 30, 2020, respectively.

The Company recorded $11,663 of accrued interest and the total principal outstanding under the August 2018 Eagle Note was $79,500 as of June 30, 2020 following conversion of $25,500 of principal and $3,788 of accrued interest during the fiscal year ended June 30, 2020. The Company recorded $0 of accrued interest and the total principal outstanding under the August 2018 Eagle Note was $0 as of September 30, 2020 following conversion of $79,500 of principal and $12,035 of accrued interest during the three months ended September 30, 2020. Accordingly, there was no outstanding balance as of September 30, 2020.

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

The Company recorded $12,473 of accrued interest and the total principal outstanding under the October 2018 Eagle Note was $210,000 as of June 30, 2019. The Company recorded $0 of accrued interest and the total principal outstanding under the October 2018 Eagle Note was $0 as of June 30, 2020 following conversion of $210,000 of principal and $25,725 of accrued interest during the year ended June 30, 2020. The Company had the right to prepay the October 2018 Eagle Note with certain penalties until March 31, 2019. Accordingly, there was no outstanding balance as of June 30, 2020.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The Company recorded $4,879 of accrued interest and the total principal outstanding under the November 2018 Eagle Note was $105,000 as of June 30, 2019. The Company recorded $0 of accrued interest and the total principal outstanding under the November 2018 Eagle Note was $0 as of June 30, 2020 following conversion of $105,000 of principal and $12,832 of accrued interest during the year ended June 30, 2020. The November 2018 Eagle Note may be prepaid with certain penalties by the Company until May 29, 2019. No prepayment was made as of such date. Accordingly, there was no outstanding balance as of June 30, 2020.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the December 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 61% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets Group, Inc. quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the Depository Trust Company for any reason, the Conversion Price shall be lowered to 51% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least two and a half times the number of shares issuable upon conversion of the December 2018 Eagle Note for at least 60 days after the issuance of the December 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The December 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded an $80,557 put premium of which $25,433 was released to additional paid in capital following conversion of principal during the three months ended September 30, 2020.

The Company has recorded $15,327 of accrued interest and the total principal outstanding under the December 2018 Eagle Note was $126,000 as of June 30, 2020. The December 2018 Eagle Note may be prepaid with certain penalties until June 22, 2019. No prepayment was made as of such date. The Company recorded $11,598 of accrued interest and the total principal outstanding under the December 2018 Eagle Note was $86,220 as of September 30, 2020 following conversion of $39,780 of principal and $5,123 of accrued interest during the three months ended September 30, 2020. Accordingly, there was $86,220 outstanding principal balance as of September 30, 2020.

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

The total principal amount outstanding under the above Eagle Equities financing agreements, specifically the August 29, 2018 and the December 24, 2018 agreements was $205,500 as of June 30, 2020 and accrued interest totaled $26,990. The total principal amount outstanding under the above Eagle Equities financing agreements, specifically the December 24, 2018 agreements was $86,220 as of September 30, 2020 and accrued interest totaled $11,598.

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

The maturity date of the October 2, 2018 GS Back-Note was October 2019. The total principal balance under the October 2018 GS Back-End Note, was $0 and accrued interest totaled $2,658 as of June 30, 2020 and $0 principal balance and accrued interest of $0 as of September 30, 2020. Accordingly, there was no outstanding principal balance as of September 30, 2020.

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

SEPTEMBER 30, 2020

(Unaudited)

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

The conversion price for the January 22, 2020 GS Capital Note shall be equal to a 40% discount of the lowest closing bid price (“Lowest Trading Price”) of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion, including the day upon which a Notice of Conversion is received. Notwithstanding the foregoing, GS Capital shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by GS Capital and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock which may be increased up to 9.99% upon 60 days prior written notice by the GS Capital to the Company. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $38,667 put premium which was expensed in fiscal 2020 of which $4,408 was released to additional paid in capital following conversion of principal during the three months ended September 30, 2020.

The Company has recorded $2,542 of accrued interest and the total principal outstanding under the January 22, 2020 GS Note was $58,000 as of June 30, 2020. The Company recorded $3,557 of accrued interest and the total principal outstanding under the January 22, 2020 GS Note was $51,388 as of September 30, 2020 following conversion of $6,612 of principal and $330 of accrued interest during the three months ended September 30, 2020. Accordingly, there was $51,388 outstanding principal balance as of September 30, 2020.

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

The total principal amount outstanding under the above GS Capital financing agreement, specifically the January 22, 2020 GS Note, was $58,000 and accrued interest of $2,542 as of June 30, 2020. The remaining principal outstanding and accrued interest under this note as of September 30, 2020 was $51,388 and $3,557, respectively.

Convertible Note Issued with Consulting Agreement

August 10, 2017 Consulting Agreement

On August 10, 2017, the Company entered into a consulting agreement, retroactive to May 16, 2017, with a certain consultant, pursuant to which the consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 junior subordinated convertible note. The maturity date of the August 10, 2017 Convertible Note was August 2019 and is currently past due (see Note 8). The note accrues interest at a rate of 10% per annum and is convertible into common stock at the lesser of $750 or 65% of the three lowest trades in the ten trading days prior to the conversion. The note was fully earned upon signing the agreement and matures on August 10, 2019. The Company accrued $155,000 related to this expense at June 30, 2017 and recorded the remaining $155,000 related to this expense in fiscal year 2018. Upon an event of default, principal and accrued interest will become immediately due and payable under the note. Additionally, upon an event of default, at the election of the holder, the note would accrue interest at a default interest rate of 18% per annum or the highest rate of interest permitted by law. The consulting agreement had a three-month term and expired on August 16, 2017. An aggregate total of $578,212 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the year ended June 30, 2018, the consultant converted $140,000 of principal and $10,764 of interest. During the year ended June 30, 2019, the consultant converted an additional $161,000 of principal and $19,418 of interest leaving a principal balance owed of $9,000 at June 30, 2019. During the year ended June 30, 2020, the consultant converted an additional $500 of principal and $5,248 of interest such that the remaining principal outstanding and accrued interest under this note as of June 30, 2020 was $8,500 and $22,168, respectively. The remaining principal outstanding and accrued interest under this note as of September 30, 2020 was $8,500 and $22,567, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

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

The total principal amount outstanding under the above Power Up financing agreement, specifically the July 3, 2019 Power Up Note, was $0 and accrued interest of $0 as of June 30, 2020 following conversion of $78,000 of the principal balance and $3,120 of accrued interest during the year ended June 30, 2020. Accordingly, there was no outstanding principal balance as of June 30, 2020.

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

SEPTEMBER 30, 2020

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

The total principal amount outstanding under the above Power Up financing agreement, specifically the November 26, 2019 Power Up Note, was $0 and accrued interest of $0 as of June 30, 2020 following conversion of $43,000 of the principal balance and $1,720 of accrued interest during the year ended June 30, 2020. Accordingly, there was no outstanding principal balance as of June 30, 2020.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The total principal amount outstanding under the above Power Up financing agreement, specifically the January 7, 2020 Power Up Note, was $75,000 and accrued interest of $2,869 as of June 30, 2020. The total principal amount outstanding under the above Power Up financing agreement, specifically the January 7, 2020 Power Up Note, was $0 and accrued interest of $0 as of September 30, 2020 following conversion of $75,000 of the principal balance and $3,000 of accrued interest during the three months ended September 30, 2020. Accordingly, there was no outstanding principal balance as of September 30, 2020.

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

The total principal amount outstanding under the above Power Up financing agreement, specifically the March 12, 2020 Power Up Note, was $43,000 and accrued interest of $1,034 as of June 30, 2020. The total principal amount outstanding under the above Power Up financing agreement, specifically the March 12, 2020 Power Up Note, was $0 and accrued interest of $0 as of September 30, 2020 following repayment in cash of $43,000 of the principal balance and $1,816 of accrued interest during the three months ended September 30, 2020. Accordingly, there was no outstanding principal balance as of September 30, 2020.

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

SEPTEMBER 30, 2020

(Unaudited)

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

The total principal amount outstanding and accrued interest under the above Redstart Holdings financing agreement, specifically the May 23, 2019 agreement at June 30, 2020 total principal amount outstanding and accrued interest totaled $0 and $0 respectively following conversion of $133,000 of the principal balance and $5,320 of accrued interest during the year ended June 30, 2020. Accordingly, there was no outstanding principal balance as of June 30, 2020.

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

SEPTEMBER 30, 2020

(Unaudited)

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

The total principal amount outstanding under the above Odyssey financing agreement, specifically the July 30, 2019 Odyssey Note, was $0 and accrued interest of $0 as of June 30, 2020 following conversion of $320,000 of the principal balance and $23,220 of accrued interest during the year ended June 30, 2020 resulting in full repayment of the note and a full reduction of the put premium. Accordingly, there was no outstanding principal balance as of June 30, 2020.

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

In connection with the issuance of the August 2019 Auctus Note, the Company issued common stock purchase warrants to Auctus to purchase 450,000 shares of the Company’s common stock (the “First Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such First Warrant at an “Exercise Price” of $2.25. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 300,000 shares of the Company’s common stock (the “Second Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Second Warrant at an “Exercise Price” of $3.33. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 225,000 shares of the Company’s common stock (the “Third Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Third Warrant at an “Exercise Price” of $4.50. The First Warrant, Second Warrant, and Third Warrant shall collectively be referred as the “Warrants”. The Warrants have an “Exercise Period” of five years from the date of issuance being August 30, 2019. Under the terms of the Purchase Agreement and the Warrants, the Selling Security Holder may not either convert the Notes nor exercise the Warrants to the extent (but only to the extent) that the Selling Security Holder or any of its affiliates would beneficially own a number of shares of our Common Stock which would exceed 4.99% of our outstanding shares. The Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $375,905 using a simple binomial lattice model.

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

SEPTEMBER 30, 2020

(Unaudited)

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

The August 30, 2019 Auctus Note contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. In October 2020, Eagle Equities agreed to waive the 24% default interest on this note.

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

The total principal amount outstanding under the above Auctus financing agreement, specifically the August 30, 2019 Auctus Note, was $236,141 and accrued interest of $8,185 as of September 30, 2020 following conversion of $122,825 of the principal balance and $3,687 of accrued interest during the three months ended September 30, 2020. Accordingly, $81,883 of the put premium was released in respect of the August 30, 2019 Auctus Note during the three months ended September 30, 2020 following conversion of the principal balance.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The total principal amount outstanding under the above GW Holdings financing agreement, specifically the October 1, 2019 GW Holdings Note, was $12,600 and accrued interest of $989 as of September 30, 2020 following conversion of $17,400 of the principal balance and $1,144 of accrued interest during the three months ended September 30, 2020. Accordingly, $11,600 of the put premium was reclassed to additional paid in capital in respect of the October 1, 2019 GW Holdings Note during the three months ended September 30, 2020 following conversion of the principal balance.

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

The total principal amount outstanding under the above Crown Bridge financing agreement, specifically the October 3, 2019 Crown Bridge Note, was $55,680 and accrued interest of $8,841 as of as of September 30, 2020 following conversion of $9,600 of the principal balance during the three months ended September 30, 2020. These shares are considered issuable for accounting purposes. Accordingly, $6,400 of the put premium was released in respect of the October 3, 2019 Crown Bridge Note during the three months ended September 30, 2020 following conversion of the principal balance.

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

SEPTEMBER 30, 2020

(Unaudited)

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

The total principal amount outstanding under the above Ader Alef financing agreement, specifically the Ader Alef Note, was $79,032 and accrued interest of $5,763 as of as of September 30, 2020 following conversion of $31,218 of the principal balance during the three months ended September 30, 2020. Accordingly, $16,810 of the put premium was released in respect of the Ader Alef Note during the three months ended September 30, 2020 following conversion of the principal balance.

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

SEPTEMBER 30, 2020

(Unaudited)

The total principal amount outstanding under the above LG Capital financing agreement, specifically the February 19, 2020 LG Capital Note, was $75,000 and accrued interest of $2,164 as of June 30, 2020.

The total principal amount outstanding under the above LG Capital financing agreement, specifically the February 19, 2020 LG Capital Note, was $65,000 and accrued interest of $3,214 as of as of September 30, 2020 following conversion of $10,000 of the principal balance during the three months ended September 30, 2020. These shares are considered issuable for accounting purposes. Accordingly, $5,385 of the put premium was released in respect of the February 19, 2020 LG Capital Note during the three months ended September 30, 2020 following conversion of the principal balance.

Amortization of debt discounts

The Company recorded $0 and $534,000 of debt discounts (including warrants, derivatives, debt issue costs and original issue discounts) related to the above note issuances during the three months ended September 30, 2020 and 2019, respectively. The Company recorded $0 and $539,000 of put premiums related to the above note issuances during the three months ended September 30, 2020 and 2019, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the three months ended September 30, 2020 and 2019 was $121,281 and $104,406, respectively.

The Company reclassified $204,919 and $73,235 in put premiums to additional paid in capital following conversions during the three months ended September 30, 2020 and 2019, respectively.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Preferred Stock

The total number of shares of preferred stock that the Company is authorized to issue is 1,500,005, $0.01 par value per share. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

Of the total preferred shares authorized, 500,000 have been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on December 9, 2014. James Nathanielsz, the Company’s Chief Executive Officer and Chief Financial Officer, beneficially owns all of the outstanding shares of Series A Preferred Stock via North Horizon Pty Ltd., which entitles him, as a holder of Series A Preferred Stock, to vote on all matters submitted or required to be submitted to a vote of the Company’s stockholders, except election and removal of directors, and each share of Series A Preferred Stock entitles him to two votes per share of Series A Preferred Stock. North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer, Chief Financial Officer and a director of our Company, has voting and investment power over these shares. 500,000 shares of Series A Preferred Stock are issued and outstanding as of September 30, 2020 and June 30, 2020.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on June 16, 2015, up to five shares have been designated as Series B Preferred Stock (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of September 30, 2020 and June 30, 2020. Mr. Nathanielsz directly beneficially owns such one share of Series B Preferred Stock.

No shares of Series A Preferred Stock or Series B Preferred Stock were issued during the three months ended September 30, 2020 and in the fiscal year 2020.

Common Stock:

Shares issued for conversion of convertible debt

From July 1, 2020 through September 30, 2020, the Company issued an aggregate of 442,031,352 shares of its common stock (24,426,642 are considered issuable) at an average contractual conversion price of $0.00096, ranging from $0.00056 to $0.0020, as a result of the conversion of principal of $391,935, interest of $25,735 and conversion fees $6,750 underlying certain outstanding convertible notes converted during such period. The total recorded to equity was $480,575. Notes totaling $75,000 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $134,155 resulting in a loss on extinguishment at the time of conversion of $56,155 and $106,141 of derivative fair value was recorded as a gain on extinguishment at the time of conversion. The Company reclassified $204,919 in put premiums to additional paid in capital following conversions during the three months ended September 30, 2020.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The Company has 282,421,876 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at September 30, 2020.

Shares issued for exercise of warrants

During the three months ended September 30, 2020, the Company received aggregate gross proceeds of $201,044 from the exercise of 10,445,482 prefunded warrants and 5,000,000 Series B Warrants.

Warrants:

The following table summarizes warrant activity for the three months ended September 30, 2020:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at June 30, 2020	151,170,482	$0.15
Issued	-	-
Exercised	(15,445,482)	0.01
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2020	135,725,000	$0.16

Exercisable at September 30, 2020	135,725,000	$0.16
Outstanding and Exercisable:

Weighted average remaining contractual term	2.51
Aggregate intrinsic value	$0

Exercise of Warrants

During the three months ended September 30, 2020, the Company received aggregate gross proceeds of $201,044 from the exercise of 10,445,482 prefunded warrants and 5,000,000 Series B Warrants.

Options:

A summary of the Company’s option activity during the three months ended September 30, 2020 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price Per Share
Outstanding at June 30, 2020	59,644	$76.37
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2020	59,644	$76.37

Exercisable at September 30, 2020	20,644	$212.09
Outstanding and Exercisable:

Weighted average remaining contractual term	8.47
Weighted average fair value of options granted during the period	$-
Aggregate intrinsic value	$-

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

During the three months ended September 30, 2020, the Company recognized stock-based compensation of $20,718 related to vested stock options. There was $134,669 of unvested stock options expense as of September 30, 2020 that will be recognized through May 2022 or 1.62 years.

No stock options were granted during the three months ended September 30, 2020.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

A complaint against us, dated September 26, 2019, has been filed by Foley Shechter Ablovatskiy (“Foley Shechter”), our former counsel, seeking $151,031.50 in legal fees, in addition to interest and costs of suit. The Company believes these claims to be unfounded and is vigorously defending itself. To that end, on November 20, 2019 the Company filed a motion to dismiss certain counts of the complaint, with prejudice. That motion remains pending with the Supreme Court of the State of New York, County of New York. Oral argument is scheduled for November 5, 2020. Upon resolution of the motion, the Company shall file an answer, together with affirmative defenses and counterclaims. The counterclaims shall include, without limitation, malpractice claims, arising out of Foley Shechter’s grossly negligent mishandling of certain transactions and excessive billing related thereto. Certain amounts related to this claim are included in accounts payable and accrued expenses in the accompanying Consolidated Financial Statements. If our motion to dismiss is granted, our potential liability would be reduced to $51,031.51 plus interest and attorney’s fees.

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

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company’s parent U.S. entity is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the Accrued expenses and other payable figure in the consolidated balance sheet. The Company recorded the penalties for all three years during the year ended June 30, 2018 and is negotiating a payment plan. The Company is current on all subsequent filings. The Company’s tax advisor is awaiting a response from the IRS on this matter.

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

Operating Leases

On May 5, 2016, the Company entered into a new five-year operating lease agreement with a Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors, with monthly rent currently at $3,606 AUD or $2,431 USD, inclusive of GST (See Note 9 – Related Party Transactions). The initial rental amount was $3,000 AUD subject to a 3% yearly escalation. In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. On July 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets $48,662 and total lease liabilities of $48,662 based on an incremental borrowing rate of 6%.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

ROU is summarized below:

September 30, 2020
Office lease ROU	$48,662
Less accumulated reduction	(32,870)
Balance of ROU asset as of September 30, 2020	$15,792

Operating lease liability related to the ROU asset is summarized below:

September 30, 2020
Office lease liability	$48,662
Reduction of lease liability	(28,705)
Total	$19,957

Future Minimum lease payments under non-cancelable operating lease at September 30, 2020 are as follows:

Fiscal Year 2021	$23,636
Imputed interest	(3,678)
Total operating lease liability	$19,957

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

Collaboration Agreement

On September 13, 2018, the Company entered into a two-year collaboration agreement with the University of Jaén (the “University”) to provide certain research services to the Company, which agreement will be extended. In consideration of such services, the Company agreed to pay the University approximately 52,000 Euros ($59,508 USD) in year one and a maximum of 40,000 Euros ($45,775 USD) in year two. The Company paid 31,754 Euros ($36,117 USD) in 2019 and has accrued 21,050 Euros ($24,660 USD) as of September 30, 2020. Additionally, in exchange for full ownership of the intellectual property the Company agreed to pay royalties of 2% of net revenues to the University. On October 1, 2020, the Company entered into another two-year collaboration agreement with the University (see Note 12).

NOTE 9 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors. These transactions have included the following:

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

As of September 30, 2020 and June 30, 2020, the Company owed a current and a former director a total of $53,058 and $50,993, respectively, for money loaned to the Company throughout the years. The total loans balance owed at September 30, 2020 and June 30, 2020 is not interest bearing (See Note 5 – Loans from Directors and Officer – Related Party).

As of September 30, 2020 and June 30 2020, the Company owed its former director a total of $31,880 and $30,639, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 4 – Due to Former Director – Related Party).

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease has a five-year term expiring May 2021 and provides for annual rental payments of $39,600 AUD or $28,325 USD, which includes $3,600 AUD or $2,575 USD of goods and service tax for total payments of $198,000 AUD or $141,629 USD during the term of the lease. As of September 30, 2020, total payments of $27,834 AUD or $19,957 USD remain on the lease. (See Note 8 – Commitments and Contingencies)

Employment and Services Agreements with Management

The Company and Mr. Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement was scheduled to expire on February 25, 2019; however, the term of the Nathanielsz Employment Agreement automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of its intent not to renew. The Nathanielsz Employment Agreement continues in effect as of September 30, 2020 as amended May 14, 2019 (see below). The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually or $205,680 USD) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion. Pursuant to the Nathanielsz Employment Agreement, Mr. Nathanielsz is entitled to an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Company’s board of directors based upon the performance of the Company. On March 16, 2018, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $300,000 AUD ($205,680 USD) to $400,000 AUD ($274,240 USD), effective February 2018.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive part-time employee of the Company since October 2015. Effective February 1, 2018. Mrs. Nathanielsz receives an annual salary of $120,000 AUD ($80,904 USD) and is entitled to customary benefits.

Pursuant to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the three months ended September 30, 2020, a total of $11,533 AUD ($8,247 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance.

Pursuant to the approval of the Company’s board of directors, on May 14, 2019, Mr. Nathanielsz was granted a $460,000 AUD ($315,376 USD) bonus for accomplishments achieved while serving as the Company’s Chief Executive Officer during the fiscal year ended June 30, 2019 with $200,000 AUD ($137,120 USD) of such bonus payable by the Corporation to the CEO throughout the Corporation’s 2019 fiscal year as the Corporation’s cash resources allow, with the remaining $260,000 AUD ($178,256 USD) of such bonus to be deferred by the CEO until a future date when the Corporation’s cash resources allow for such payment, as agreed to by the CEO. A total of $90,000 AUD ($64,377 USD) in payments were made in the year ended June 30, 2019. On July 13, 2020 the Board approved a bonus of $240,000 AUD being equal to 60% of Mr. Nathanielsz base salary which was accrued as of June 30, 2020. A total of $202,620 AUD ($136,606 USD) in payments were made in during the year ended June 30, 2020, with $407,380 AUD ($280,726 USD) remaining due and payable. A total of $40,000 AUD ($55,936 USD) in payments were made in during the three months ended September 30, 2020, with $367,380 AUD ($226,138 USD) remaining due and payable.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

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

Intercompany Loans

All Intercompany loans were made by the parent to the subsidiary, Propanc PTY LTD, which have not been repaid as of September 30, 2020. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of other comprehensive income. Prior to July 1, 2020, the Company recorded the foreign currency transaction gains and losses from measuring the intercompany balances as a component of other income (expenses) as reflected in the condensed consolidated statements of operations.

NOTE 10 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through September 30, 2020.

The Company did not receive any funding from lenders during the three months ended September 30, 2020.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

The Company primarily relies on funding from three convertible debt lenders and received proceeds during the three months ended September 30, 2019 from each of the three lenders were $75,000, $285,000, and $505,000, respectively, which represents approximately 9%, 33% and 58%, respectively of total proceeds received by the Company during the three months ended September 30, 2019.

Receivable Concentration

As of September 30, 2020 and June 30, 2020, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

Foreign Operations

As of September 30, 2020 and June 30, 2020, the Company’s operations are based in Camberwell, Australia, however the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of September 30, 2020 and June 30, 2020, there has been no activity within this entity.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as derivative expense in operations on the issuance date. The Company had $8,500 (1 note) and $126,500 (3 notes) of convertible debt, which have embedded conversion options bifurcated and is treated as derivative instruments outstanding at September 30, 2020 and June 30, 2020, respectively.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at September 30, 2020, the last trading day of the period ended September 30, 2020, was $0.0019. Volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at September 30, 2020 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2020

(Unaudited)

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended September 30, 2020)	September 30, 2020
Volatility	-	269.61%
Expected Remaining Term (in years)	-	00.01
Risk Free Interest Rate	-	0.08%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2020 and June 30, 2020:

	Balance at September 30, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$5,916	$—	$—	$5,916
Total	$5,916	$—	$—	$5,916

	Balance at June 30, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$177,009	$—	$—	$177,009
Total	$177,009	$—	$—	$177,009

The following is a roll forward for the three months ended September 30, 2020 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2020	$177,009
Initial fair value of embedded conversion option derivative liability recorded as debt discount	-
Initial fair value of embedded conversion option derivative liability recorded as expense	-
Gain on debt extinguishment	(106,141)
Change in fair value included in statements of operations	(64,952)
Balance at September 30, 2020	$5,916

NOTE 12 – SUBSEQUENT EVENTS

Collaboration Agreement

On October 1, 2020, the Company entered into a two-year collaboration agreement with the University of Jaén (the “University”) to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the University approximately 30,000 Euros ($35,145 USD) which shall be paid in four installment payment of 5,000 Euros in November 2020, 5,000 Euros ($5,858) in March 2021, 10,000 Euros ($11,715) in December 2021 and 10,000 Euros ($11,715) in September 2022. Additionally, the University shall hire and train a doctoral student for this project and as such the Company shall pay the University 25,837 Euros ($30,268 USD). In exchange for full ownership of the intellectual property the Company agreed to pay royalties of 2% of net revenues to the University.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Propanc Biopharma, Inc., and its wholly-owned Australian subsidiary, Propanc PTY LTD (“Propanc” or the “Company”) as of September 30, 2020 for the three months ended September 30, 2020 and 2019 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Propanc. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s section captioned “Risk Factors” of our Registration Statement on Form S-1, filed with the United States Securities and Exchange Commission (“SEC”) on November 3, 2020, and matters described in this Quarterly Report generally.

COVID-19

At Propanc, our highest priority remains the safety, health and well-being of our employees, their families and our communities and we remain committed to serving the needs of our customers. The Covid-19 pandemic is a highly fluid situation and it is not currently possible for us to reasonably estimate the impact it may have on our financial and operating results. We will continue to evaluate the impact of the Covid-19 pandemic on our business as we learn more and the impact of Covid-19 on our industry becomes clearer. We are maintaining regular contact, via telephone and other electronic means, with our customers and suppliers and do not currently expect any material change in overall demand for our products. We are complying with federal, state and local health guidelines regarding safety procedures. These procedures include, but are not limited to, social distancing, remote working and teleconferencing. The extent of the future impact of the COVID-19 pandemic on our business is uncertain and difficult to predict. Capital markets and the U.S. economy have also been significantly impacted by the pandemic and it is possible that it could result in an economic recession. Adverse economic and market conditions as a result of COVID-19 could also adversely affect the demand for our products and services and may also impact the ability of our customers to satisfy their obligations to us. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be adversely impacted. See Part II, Item 1A – “Risk Factors”.

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

As a result of positive early indications of the anti-cancer effects of our technology, over the last 24 months we have conducted successful pre-clinical studies on PRP. Subject to us receiving sufficient financing, we plan to begin our Investigational Medicinal Product Dossier, study proposal and Investigator’s Brochure in the 2020 calendar year. Our plan is to then commence our study preparation process with the contract research organization, analytical lab and trial site(s) selection and to begin our clinical trial application for PRP (“CTA”) compilation in the first calendar quarter of 2021, and complete the CTA compilation and submit the CTA in the second calendar quarter of 2021. In the third quarter of 2021, we plan to begin the preparation of logistics and trial site initiation visits. Subject to raising additional sufficient capital, we subsequently plan to commence a First-In-Human (FIH), Phase Ib study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP in the third calendar quarter of 2021, which study we hope to complete within twelve months thereafter. We intend to develop our PRP to treat early-stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

To date, we have generated no revenue, have no cancer treatment products available to market and have no products which have reached the clinical trial stage. We require substantial additional financing to continue to test and commercialize PRP.

Products and Products in Development

Lead Product Candidate - PRP

PRP is a pharmaceutical composition consisting of two pancreatic proenzymes trypsinogen and chymotrypsinogen for treating cancer. PRP is a novel approach to prevent recurrence and metastasis of solid tumors by using pancreatic proenzymes that target and eradicate cancer stem cells in patients suffering from pancreatic, ovarian and colorectal cancers. PRP is a novel therapy based on the science that enzymes stimulate biological reactions in the body, especially enzymes secreted by the pancreas and could represent the body’s primary defense against cancer.

To date, preclinical development has been completed for PRP, including pharmacology and safety toxicology studies, process development activities and bioanalytical method development. The full-scale GMP (Good Manufacturing Practice) finished product manufacture of PRP will be completed in preparation for the FIH Phase Ib study. Validation of the bioanalytical method will also be completed prior to lodging our first clinical trial application (CTA) which we plan to undertake at the Peter Mac Center in Melbourne, Victoria, Australia’s biggest cancer hospital. Propanc Biopharma is currently collaborating with contract research organizations, manufacturing partners and its consultants to complete the activities prior to preparing the CTA for the Phase Ib study.

Join Research and Drug Discovery Program – POP1

The POP1 joint research and drug discovery program is designed to produce a backup clinical compound to the lead product candidate, PRP. With the aim of producing large quantities of trypsinogen and chymotrypsinogen for commercial use, exhibiting minimal variation between lots and without sourcing the proenzymes from animals, Propanc Biopharma is undertaking a challenging research project in collaboration with the Universities of Jaén and Granada, led by research scientist Mr. Aitor González, supported by Dr. Macarena Perán, Ph.D. and Dr. Julian Kenyon, M.D. as joint supervisors, representing the Universities and Propanc, respectively.

One specific objective of the project will be to synthesize by an in vivo system both proenzymes to produce crystalized proteins that could be maintained for long periods without suffering degradation, even in absence of refrigeration. This will be particularly useful for a longer shelf life as well as global distribution of the drug product, particularly in warmer climates and developing regions where refrigeration may not be available.

The POP1 joint research and drug discovery program has produced synthetic recombinant versions of the two proenzymes, trypsinogen and chymotrypsinogen. Propanc Biopharma’s joint scientific researchers developed a novel expression system and are in the process of optimizing conditions to achieve high titers of recombinant trypsinogen and chymotrypsinogen. Further, the anticancer effects of the synthetic versions will be tested against the naturally derived proenzymes from bovine origin.

Propanc Biopharma recently entered into a second two-year joint research and collaboration agreement with the University of Jaén who are undertaking the research activities for the POP1 program.

Intellectual Property Portfolio

Propanc Biopharma’s intellectual property portfolio consists of four patent families and sixty-five patents either in force, or pending. The portfolio covers important discoveries regarding the use of proenzymes and their anti-cancer effects against solid tumors. Another two patent applications are in preparation covering composition of matter and method of use claims.

The portfolio covers pharmaceutical compositions for treating cancer comprising trypsinogen and/or chymotrypsinogen and a cancer treatment method for eradicating cancer stem cells. In 2018, three patent families entered national phase in key global jurisdictions, which means the application is under control of the national or regional patent offices for examination as the final step towards receiving a granted patent in that jurisdiction.

In July 2020, a world first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 29 granted patents and 36 patents under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

The Company hopes to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer by filing additional patent applications as it advances its lead product candidate, PRP, through various stages of development.

Recent Developments

On August 22, 2020, the Company submitted a Form 14C to FINRA to affect a reverse stock split of our common stock at a reverse stock split ratio in the range of between 1-for-10 and 1-for-1,000 (the “Reverse Stock Split”), which specific ratio will be determined by our board of directors at its sole discretion prior to the filing the Certificate of Amendment to our Certificate of Incorporation. The board of directors of the Company and the majority stockholders of the Company approved and authorized the Reverse Stock Split however it has yet to be effected.

Subsequent to the period ended, September 30, 2020, the Company, on October 1, 2020, entered into a two-year collaboration agreement with the University of Jaén (the “University”) to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the University approximately 30,000 Euros ($35,145 USD) which shall be paid in four installment payments of 5,000 Euros in November 2020, 5,000 Euros ($5,858) in March 2021, 10,000 Euros ($11,715) in December 2021 and 10,000 Euros ($11,715) in September 2022. Additionally, the University shall hire and train a doctoral student for this project and as such the Company shall pay the University 25,837 Euros ($30,268 USD). In exchange for full ownership of the intellectual property, the Company agreed to pay royalties of 2% of net revenues to the University.

Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

Three Months Ended September 30, 2020, as compared to the Three Months Ended September 30, 2019

Revenue

For the three months ended September 30, 2020 and 2019, we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense decreased to $323,111 for the three months ended September 30, 2020 as compared to $833,414 for the three months ended September 30, 2019. This decrease of approximately $510,000 is primarily attributable to a decrease of approximately $94,000 in stock-based expenses for services, decrease of approximately $107,000 in capital raising costs, decrease in general consulting, accountancy fee, investor relation fees of approximately $216,000, decrease in insurance expense of approximately $37,000, decrease of approximately $51,000 in marketing and market research expense, decrease in travel expenses of approximately $26,000, decrease of approximately $4,000 of other general and administrative expenses and, offset by increase of approximately $25,000 in employee remuneration expense.

Occupancy Expense

Occupancy expense decreased by approximately $1,400 to $9,204 for the three months ended September 30, 2020. The decrease primarily relates to exchange rate movements over the period when compared to the same period in 2019.

Research and Development Expenses

Research and development expenses were $50,846 for the three months ended September 30, 2020, as compared to $65,372 for the three months ended September 30, 2019. The decrease in research and development expenses is primarily attributable to completion of process development activities and preparation for commencement of the engineering run and subsequent full scale GMP manufacture of PRP for clinical trials, with the process, preparation and small scale manufacture having been completed in the period ended December 31, 2017, which the clinical trials we hope to commence in 2021 calendar year, if we raise sufficient proceeds by raising additional capital. Completed activities include raw material purification and stabilization process development, development of analytical quality assurance and control methods, reproduction runs for raw materials, and preparation of raw materials and finished product specifications for future full scale GMP manufacture of PRP.

Interest Expense/Income

Interest expense decreased to $159,281 for the three months ended September 30, 2020, as compared to $675,225 for the three months ended September 30, 2019. Interest expense is primarily comprised of approximately $121,281 of debt discount amortization for the three months ended September 30, 2020. This decrease is primarily attributable to a decrease in the issuance of debt containing embedded derivatives along with the decrease in issuance of convertible notes with discounted debt features which resulted to a decrease in accretion of put premium of $538,974 during the three months ended September 30, 2020. Interest expense was further reduced due to the conversion and repayment of convertible notes during the three months ended September 30, 2020.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities changed by $454,004, to a gain of $64,952 for the three months ended September 30, 2020, as compared to a gain of $518,956 for the three months ended September 30, 2019. This change is primarily attributable to a decrease in convertible notes with bifurcated embedded conversion option derivatives due to notes conversion and repayment during the three months ended September 30, 2020.

Gain (loss) on Extinguishment of Debt, net

During the three months ended September 30, 2020, notes were converted with principal amounts totaling $75,000 and accrued interest of $3,000 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $134,155 resulting in a loss on extinguishment at the time of conversion of $56,155 and $106,140 of derivative fair value was recorded as a gain on extinguishment at the time of conversion.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction increased to a gain of $1,960 for the three months ended September 30, 2020 as compared with a loss of $(535,150) for the three months ended September 30, 2019. The increase in foreign currency transaction gain is primarily attributable to the increase in exchange rates during the three months ended September 30, 2020, as compared to during the three months ended September 30, 2019. Additionally, effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of other comprehensive income.

Income Tax Benefit

During the three months ended September 30, 2020 and 2019, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $0 and $108,894, respectively.

Net loss

Net loss decreased to $(425,545) for the three months ended September 30, 2020 as compared to a net loss of $(1,491,940) for the three months ended September 30, 2019. The change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2020, we had total assets of $77,554, comprised primarily of cash of $51,218, GST tax receivable of $2,852, property and equipment, net, of $5,541 and operating lease right of use asset, net, $15,792. As compared to June 30, 2020, we had total assets of $98,518, comprised primarily of cash of $67,007, GST tax receivable of $2,015, property and equipment, net, of $5,747 and operating lease right of use asset, net, $21,682.

We had current liabilities of $3,313,023, primarily comprised of net convertible debt of $1,029,688, accounts payable and accrued expenses of $1,793,534 and embedded conversion option liabilities of $5,916, as of September 30, 2020. As compared to June 30, 2020, we had current liabilities of $3,739,943, primarily comprised of net convertible debt of $1,557,734, accounts payable and accrued expenses of $1,544,387 and embedded conversion option liabilities of $354,109.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the three months ended September 30, 2020 we received proceeds from exercise of warrants of $201,044.

We have substantial capital resource requirements and have incurred significant losses since inception. As of September 30, 2020, we had $51,218 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the Three Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(179,949)	$(726,331)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$158,044	$865,000
Effect of exchange rate changes on cash	$6,116	$(44,940)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $179,949 for the three months ended September 30, 2020, due to our net loss of $425,545 offset primarily by non-cash charges of amortization of debt discount of $121,281, stock-based compensation of $20,718, non-cash interest expense of $6,750 addback $64,952 of change in fair value of derivatives and $49,985 gain on extinguishment of debt. Net changes in operating assets and liabilities totaled $213,306, which is primarily attributable to increase in accounts payable of $53,576, employee benefit liability of $10,544, accrued expenses of $133,046, and accrued interest of $16,262.

Net cash used in operating activities was $726,331 for the three months ended September 30, 2019, due to our net loss of $1,491,940 offset primarily by non-cash charges of amortization of debt discount of $104,406, stock-based compensation of $114,904, accretion of put premium of $538,974, foreign currency transaction loss of $535,150 addback $518,956 of change in fair value of derivatives. Net changes in operating assets and liabilities totaled $(9,505), which is primarily attributable to increase in accounts payable of $77,057, employee benefit liability of $9,453, accrued interest of $29,180 offset by decrease in prepaid expenses and other assets of $37,145 and accrued expenses of $162,676.

Net Cash Flow from Financing Activities

Cash flows provided by financing activities for the three months ended September 30, 2020 were $158,044 as compared to $865,000 for the three months ended September 30, 2019. During the three months ended September 30, 2020 we received proceeds from the exercise of warrants of $201,044 offset by repayments of convertible notes of $43,000. During the three months ended September 30, 2019, we received proceeds from the sale of convertible promissory notes of $865,000.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $6,116 positive adjustment to cash flows in the three months ended September 30, 2020 as compared to a negative adjustment of $(44,940) to cash flows in the three months ended September 30, 2019. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Foreign Currency Translation and Comprehensive Income (Loss): The Company’s wholly owned subsidiary’s functional currency is the AUD. For financial reporting purposes, the Australian Dollar (“AUD”) has been translated into USD as the Company’s reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive loss as other income (expense). Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of other comprehensive income.

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

Leases: In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02, Leases (Topic 842). The updated guidance requires lessees to recognize lease assets and lease liabilities for most operating leases. In addition, the updated guidance requires that lessors separate lease and non-lease components in a contract in accordance with the new revenue guidance in ASC 606. This guidance is effective for interim and annual reporting periods beginning after December 15, 2018. The Company adopted this guidance effective July 1, 2019.

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

Going Concern Qualification

We did not generate any revenue for the three months ended September 30, 2020 and 2019 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2020 and 2019. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2020:

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

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures and internal control over financial reporting, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures and internal control over financial reporting must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report as discussed below, you should carefully consider the factors discussed in the section captioned “Risk Factors” of our Registration Statement on Form S-1, filed with the SEC on November 3, 2020. These factors could materially adversely affect our business, financial condition, liquidity, results of operations and capital position, and could cause our actual results to differ materially from our historical results or the results contemplated by the forward-looking statements contained in this Quarterly Report.

COVID-19

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

During the three months ended September 30, 2020, we received aggregate gross proceeds of $201,044 from the exercise of 10,445,482 prefunded warrants and 5,000,000 Series B Warrants.

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

Item 3. Defaults Upon Senior Securities.

As of September 30, 2020, we were in default under certain convertible promissory note issued to certain noteholder on August 10, 2017 for failure to pay an aggregate of $8,500 of principal and accrued interest as of September 30, 2020, subsequent to their maturity dates. In October 2020, note holder of certain convertible promissory notes issued on August 30, 2019, agreed to waive the 24% default interest on such convertible notes. We are currently in discussions with such noteholders to extend such maturity dates. See Note 6 – Convertible Notes to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On October 1, 2020, the Company entered into a two-year collaboration agreement with the University of Jaén (the “University”) to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the University approximately 30,000 Euros ($35,145 USD) which shall be paid in four installment payment of 5,000 Euros in November 2020, 5,000 Euros ($5,858) in March 2021, 10,000 Euros ($11,715) in December 2021 and 10,000 Euros ($11,715) in September 2022. Additionally, the University shall hire and train a doctoral student for this project and as such the Company shall pay the University 25,837 Euros ($30,268 USD). In exchange for full ownership of the intellectual property, the Company agreed to pay royalties of 2% of net revenues to the University.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial and Accounting Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: November 16, 2020	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Carlo Campiciano
	Name:	Carlo Campiciano
	Title:	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

