Form 10-Q
period 2020-12-31
Propanc Biopharma, Inc.
filed 2021-02-12
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of February 9, 2021, there were 3,635,290 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at December 31, 2020 (unaudited) and June 30, 2020	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2020 and 2019 (unaudited)	F-3

Condensed Consolidated Statement of Changes in Stockholders’ Deficit for each of the three and six months in the period ended December 31, 2020 and 2019 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2020 and 2019 (unaudited)	F-5

Notes to the condensed consolidated financial statements (unaudited)	F-6

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2020	June 30, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$21,243	$67,007
GST tax receivable	1,940	2,015

TOTAL CURRENT ASSETS	23,183	69,022

Security deposit - related party	2,312	2,067
Operating lease right-of-use assets, net - related party	9,699	21,682
Property and equipment, net	5,422	5,747

TOTAL ASSETS	$40,616	$98,518

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,019,507	$842,156
Accrued expenses and other payables	870,579	702,231
Convertible notes and related accrued interest, net of discounts and premiums	1,209,186	1,557,734
Operating lease liability - related party	14,744	25,072
Embedded conversion option liabilities	22,867	177,009
Due to former director - related party	34,263	30,639
Loans from directors and officer - related parties	57,024	50,993
Employee benefit liability	420,487	354,109

TOTAL CURRENT LIABILITIES	3,648,657	3,739,943

TOTAL LIABILITIES	$3,648,657	$3,739,943

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value: Series A preferred stock, $0.01 par value; 500,000 shares authorized; 500,000 shares issued and outstanding as of December 31, 2020 and June 30, 2020	$5,000	$5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of December 31, 2020 and June 30, 2020	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 1,446,834 and 258,120 shares issued and outstanding as of December 31, 2020 and June 30, 2020, respectively	1,447	258
Common stock issuable (147,158 and 0 shares as of December 31, 2020 and June 30, 2020, respectively)	147	-
Additional paid-in capital	52,018,649	50,913,893
Accumulated other comprehensive income	1,024,151	1,267,671
Accumulated deficit	(56,610,958)	(55,781,770)
Treasury stock (1 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(3,608,041)	(3,641,425)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$40,616	$98,518

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2020	2019	2020	2019

REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	216,179	1,375,971	539,290	2,209,385
Occupancy expenses	7,750	7,592	16,954	18,224
Research and development	50,165	37	101,011	65,409
TOTAL OPERATING EXPENSES	274,094	1,383,600	657,255	2,293,018

LOSS FROM OPERATIONS	(274,094)	(1,383,600)	(657,255)	(2,293,018)

OTHER INCOME (EXPENSE)
Interest expense	(157,835)	(446,082)	(317,116)	(1,121,307)
Interest income	1	3	1	6
Change in fair value of derivative liabilities	(16,950)	(675,024)	48,002	(156,068)
Gain on extinguishment of debt, net	-	20,176	49,985	20,176
Foreign currency transaction gain (loss)	45,235	617,561	47,195	82,411
TOTAL OTHER EXPENSE, NET	(129,549)	(483,366)	(171,933)	(1,174,782)

LOSS BEFORE TAXES	(403,643)	(1,866,966)	(829,188)	(3,467,800)

Tax (expense) benefit	-	(143)	-	108,751

NET LOSS	$(403,643)	$(1,867,109)	$(829,188)	$(3,359,049)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.45)	$(1,250.78)	$(1.13)	$(2,638.63)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	900,626	1,493	735,289	1,273

NET LOSS	$(403,643)	$(1,867,109)	$(829,188)	$(3,359,049)

OTHER COMPREHENSIVE LOSS
Unrealized foreign currency translation loss	(167,765)	(629,494)	(243,520)	(65,807)

TOTAL OTHER COMPREHENSIVE LOSS	(167,765)	(629,494)	(243,520)	(65,807)

TOTAL COMPREHENSIVE LOSS	$(571,408)	$(2,496,603)	$(1,072,708)	$(3,424,856)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR EACH OF THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2020 and 2019

(Unaudited)

	Preferred Stock						Common Stock				Accumulated
	Series A		Series B		Common Stock		Issuable		Additional		Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2019	500,000	$5,000	1	$-	968	$1	-	$-	$45,714,289	$(51,041,047)	$1,066,998	$(46,477)	$(4,301,236)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	182	-	-	-	123,713	-	-	-	123,713

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	73,235	-	-	-	73,235

Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	-	-	375,905	-	-	-	375,905

Issuance of common stock for services	-	-	-	-	20	-	-	-	39,800	-	-	-	39,800

Stock based compensation in connection with stock option grants and restricted stock unit grants	-	-	-	-	-	-	-	-	75,104	-	-	-	75,104

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	563,687	-	563,687

Net loss for the three months ended September 30, 2019	-	-	-	-	-	-	-	-	-	(1,491,940)	-	-	(1,491,940)

Balance at September 30, 2019	500,000	5,000	1	-	1,170	1	-	-	46,402,046	(52,532,987)	1,630,685	(46,477)	(4,541,732)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	1,065	1	-	-	219,465	-	-	-	219,466

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	86,970	-	-	-	86,970

Stock based compensation in connection with stock option grants and restricted stock unit grants	-	-	-	-	-	-	-	-	75,104	-	-	-	75,104

Stock based compensation in connection with fair value of warrants issued for services	-	-	-	-	-	-	-	-	984,810	-	-	-	984,810

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	(629,494)	-	(629,494)

Net loss for the three months ended December 31, 2019	-	-	-	-	-	-	-	-	-	(1,867,109)	-	-	(1,867,109)

Balance at December 31, 2019	500,000	$5,000	1	$-	2,235	$2	-	$-	$47,768,395	$(54,400,096)	$1,001,191	$(46,477)	$(5,671,985)

	Preferred Stock						Common Stock				Accumulated
	Series A		Series B		Common Stock		Issuable		Additional		Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2020	500,000	$5,000	1	$-	258,120	$258	-	$-	$50,913,893	$(55,781,770)	$1,267,671	$(46,477)	$(3,641,425)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	442,031	442	-	-	480,133	-	-	-	480,575

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	204,919	-	-	-	204,919

Issuance of common stock for exercise of warrants	-	-	-	-	15,445	15	-	-	201,029	-	-	-	201,044

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	20,718	-	-	-	20,718

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(75,755)	-	(75,755)

Net loss for the three months ended September 30, 2020	-	-	-	-	-	-	-	-	-	(425,545)	-	-	(425,545)

Balance at September 30, 2020	500,000	5,000	1	-	715,596	715	-	-	51,820,692	(56,207,315)	1,191,916	(46,477)	(3,235,469)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	702,623	703	-	-	141,126	-	-	-	141,829

Reversal of common stock issuable due to cancellation of conversions of convertible debt and accrued interest	-	-	-	-	(24,427)	(24)	-	-	(19,992)	-	-	-	(20,016)

Reversal of put premium upon cancellation of conversions of convertible debt	-	-	-	-	-	-	-	-	(11,785)	-	-	-	(11,785)

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	68,090	-	-	-	68,090

Issuance of common stock for cashless exercise of warrants	-	-	-	-	52,900	53	147,099	147	(200)	-	-	-	-

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	20,718	-	-	-	20,718

Vested restricted stock units	-	-	-	-	-	-	59	-	-	-	-	-	-

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(167,765)	-	(167,765)

Fractional difference due to the reverse stock-split	-	-	-	-	142	-	-	-	-	-	-	-	-

Net loss for the three months ended December 31, 2020	-	-	-	-	-	-	-	-	-	(403,643)	-	-	(403,643)

Balance at December 31, 2020	500,000	$5,000	1	$-	1,446,834	$1,447	147,158	$147	$52,018,649	$(56,610,958)	$1,024,151	$(46,477)	$(3,608,041)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended December 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(829,188)	$(3,359,049)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock and warrants for services	-	1,024,610
Foreign currency transaction gain	(47,195)	(82,411)
Depreciation expense	944	1,270
Amortization of debt discounts	126,299	307,085
Change in fair value of derivative liabilities	(48,002)	156,068
Gain on extinguishment of debt, net	(49,985)	(20,176)
Stock option and restricted stock expense	41,436	150,208
Non-cash interest expense	8,250	-
Accretion of put premium	129,333	698,307
Changes in Assets and Liabilities:
GST receivable	314	3,024
Prepaid expenses and other assets	-	76,990
Accounts payable	77,749	(93,233)
Deferred rent	1,249	1,921
Employee benefit liability	24,497	15,829
Accrued expenses	85,297	(134,768)
Accrued interest	38,027	111,448
NET CASH USED IN OPERATING ACTIVITIES	(440,975)	(1,142,877)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	200,000	1,130,000
Repayments of convertible promissory notes	(43,000)	-
Proceeds from the exercise of warrants	201,044	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	358,044	1,130,000

Effect of exchange rate changes on cash	37,167	22,505

NET INCREASE (DECREASE) IN CASH	(45,764)	9,628

CASH AT BEGINNING OF PERIOD	67,007	2,394
CASH AT END OF PERIOD	$21,243	$12,022

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$13,392	$4,467
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$273,009	$160,205
Conversion of convertible notes and accrued interest to common stock	$557,999	$318,768
Discounts related to warrants issued with convertible notes	$-	$375,904
Discounts related to derivative liability	$-	$115,000
Issue and amortization of common stock and warrants for services	$-	$1,024,610
Operating lease right-of-use asset and operating lease liability recorded on adoption of ASC 842	$-	$46,696
Reversal of common stock issuable and put premium due to cancellation of conversions of convertible debt and accrued interest	$31,801	$-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of December 31, 2020, there has been no activity within this entity.

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

On November 17, 2020, the Company effected a one-for-one thousand (1:1,000) reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the unaudited condensed consolidated financial statements to reflect the Reverse Stock Split.

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and six months ended December 31, 2020 and 2019 and cash flows for the six months ended December 31, 2020 and 2019 and our financial position at December 31, 2020 have been made. The Company’s results of operations for the six months ended December 31, 2020 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2021.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive subsidiary at December 31, 2020.

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

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that these intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income. Prior to July 1, 2020, the Company recorded the foreign currency transaction gains and losses from measuring the intercompany balances as a component of other income (expenses) as reflected in the condensed consolidated statements of operations. For the three and six months ended December 31, 2020, the Company recognized an exchange loss of approximately $328,275 and $911,502, respectively, on intercompany loans made by the parent to the subsidiary which have not been repaid as of December 31, 2020. The Company recorded foreign currency transaction gain of $617,561 and $82,411 during the three and six months ended December 31, 2019, respectively, as reflected in the unaudited condensed consolidated statements of operations.

As of December 31, 2020 and June 30, 2020, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2020	June 30, 2020
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.7706	0.6891

Average exchange rate for the period
USD : AUD exchange rate	0.7233	0.6742

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

The change in Accumulated Other Comprehensive Income (Loss) by component during the six months ended December 31, 2020 was as follows:

Foreign Currency Items:
Balance, June 30, 2020	$1,267,671
Foreign currency translation loss	(243,520)
Ending balance, December 31, 2020	$1,024,151

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

Also see Note 11 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of December 31, 2020 or June 30, 2020.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through December 31, 2020 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

As of December 31, 2020, and June 30, 2020, the Company was owed $1,940 and $2,015, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

DECEMBER 31, 2020

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the three months ended December 31, 2020 and 2019 were $50,165 and $37, respectively. Total research and development costs for the six months ended December 31, 2020 and 2019 were $101,011 and $65,409, respectively.

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

During each of the six months ended December 31, 2020 and 2019, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $0 and $108,751, respectively, which is reflected as a tax benefit in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

DECEMBER 31, 2020

(Unaudited)

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Each holder of the notes has agreed to a 4.99% beneficial ownership conversion limitation (subject to certain noteholders’ ability to increase such limitation to 9.99% upon 60 days’ notice to the Company), and each note may not be converted during the first six-month period from the date of issuance. The securities for the period ended December 31, 2020 and 2019 were considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

	December 31, 2020	December 31, 2019
	(Unaudited)	(Unaudited)
Stock Options	60	60
Stock Warrants	135,724	1,975
Unvested restricted stock	59	117
Convertible Debt	4,199,847	10,200
Total	4,335,690	12,352

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the six months ended December 31, 2020, the Company had no revenues, had net loss of $829,188, and had net cash used in operations of $440,975. Additionally, as of December 31, 2020, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $3,625,474, $3,608,041 and $56,610,958, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issue date of this Quarterly Report.

The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2020 and June 30, 2020.

	December 31, 2020	June 30, 2020
	(Unaudited)
Office equipment at cost	$29,410	$26,299
Less: Accumulated depreciation	(23,988)	(20,552)

Total property, plant, and equipment	$5,422	$5,747

Depreciation expense for the three months ended December 31, 2020 and 2019 were $506 and $634, respectively. Depreciation expense for the six months ended December 31, 2020 and 2019 were $944 and $1,270, respectively.

NOTE 4 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to director - related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at December 31, 2020 and June 30, 2020 is $34,263 and $30,639, respectively. The Company plans to repay the advances as its cash resources allow (see Note 9).

NOTE 5 – LOANS FROM DIRECTORS AND OFFICER – RELATED PARTY

Loans from the Company’s directors and officer at December 31, 2020 and June 30, 2020 were $57,024 and $50,993, respectively. The loans bear no interest and are all payable on demand. The Company did not repay any amount on these loans during the six months ended December 31, 2020 (see Note 9).

NOTE 6 – CONVERTIBLE NOTES

The Company’s convertible notes outstanding at December 31, 2020 and June 30, 2020 were as follows:

	December 31, 2020	June 30, 2020
	(Unaudited)
Convertible notes and debenture	$710,176	$1,029,496
Unamortized discounts	(9,368)	(126,667)
Accrued interest	65,464	80,101
Premium, net	442,914	574,804
Convertible notes, net	$1,209,186	$1,557,734

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

DECEMBER 31, 2020

(Unaudited)

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

Additionally, Eagle Equities has the option to convert all or any amount of the principal face amount of the August 2018 Eagle Note, at any time, into shares of the Company’s common stock at a price equal to 60% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the DTC for any reason, the Conversion Price shall be lowered to 50% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least four times the number of shares issuable upon conversion of the August 2018 Eagle Note for at least 60 days after the issuance of the August 28, 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The Company had the right to prepay the August 2018 Eagle Note with certain penalties until February 25, 2019. No prepayment was made as of such date. As a result, the August 2018 Eagle Note then became convertible. The August 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded a $70,000 put premium of which $17,000 and $53,000 were released to additional paid in capital following conversion of principal during the fiscal year to June 30, 2020 and the six months ended December 31, 2020, respectively.

The Company recorded $11,663 of accrued interest and the total principal outstanding under the August 2018 Eagle Note was $79,500 as of June 30, 2020 following conversion of $25,500 of principal and $3,788 of accrued interest during the fiscal year ended June 30, 2020. The Company recorded $0 of accrued interest and the total principal outstanding under the August 2018 Eagle Note was $0 as of December 31, 2020 following conversion of $79,500 of principal and $12,035 of accrued interest during the six months ended December 31, 2020. Accordingly, there was no outstanding balance as of December 31, 2020.

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

DECEMBER 31, 2020

(Unaudited)

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

DECEMBER 31, 2020

(Unaudited)

The maturity date of the December 2018 Eagle Note was December 24, 2019. The December 2018 Eagle Note shall bear interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the December 2018 Eagle Note.

Additionally, Eagle Equities has the option to convert all or any amount of the principal amount of the December 2018 Eagle Note, at any time, for shares of the Company’s common stock at a price equal to 61% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets Group, Inc. quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock is restricted by the Depository Trust Company for any reason, the Conversion Price shall be lowered to 51% of the lowest Closing Bid Price for the duration of such restriction. If the Company fails to maintain a reserve of shares of its common stock at least two and a half times the number of shares issuable upon conversion of the December 2018 Eagle Note for at least 60 days after the issuance of the December 2018 Eagle Note, the conversion discount shall be increased by 10%. Notwithstanding the foregoing, Eagle Equities shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The December 2018 Eagle Note is treated as stock settled debt under ASC 480 and accordingly, the Company recorded an $80,557 put premium of which $51,582 was released to additional paid in capital following conversion of principal during the six months ended December 31, 2020.

The Company has recorded $15,327 of accrued interest and the total principal outstanding under the December 2018 Eagle Note was $126,000 as of June 30, 2020. The December 2018 Eagle Note may be prepaid with certain penalties until June 22, 2019. No prepayment was made as of such date. The Company recorded $7,005 of accrued interest and the total principal outstanding under the December 2018 Eagle Note was $45,320 as of December 31, 2020 following conversion of $80,680 of principal and $11,665 of accrued interest during the six months ended December 31, 2020. Accordingly, there was $45,320 outstanding principal balance as of December 31, 2020.

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

The total principal amount outstanding under the above Eagle Equities financing agreements, specifically the August 29, 2018 and the December 24, 2018 agreements was $205,500 as of June 30, 2020 and accrued interest totaled $26,990. The total principal amount outstanding under the above Eagle Equities financing agreements, specifically the December 24, 2018 agreements was $45,320 as of December 31, 2020 and accrued interest totaled $7,005. In January 2021, the remaining principal balance of the December 2018 Eagle Note was fully converted (see Note 12).

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

The maturity date of the October 2, 2018 GS Back-Note was October 2019. The total principal balance under the October 2018 GS Back-End Note, was $0 and accrued interest totaled $2,658 as of June 30, 2020 and $0 principal balance and accrued interest of $3,601 as of December 31, 2020. There was no outstanding principal balance as of December 31, 2020.

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

January 22, 2020 GS Capital Securities Purchase Agreements

Effective January 22, 2020, the Company entered into a securities purchase agreement with GS Capital, pursuant to which GS Capital purchased a convertible promissory note (the “January 22, 2020 GS Note”) from the Company in the aggregate principal amount of $58,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GS Capital any time after the six-month anniversary of the January 22, 2020 GS Capital Note. The January 22, 2020 GS Note contains an original discount of $3,500. The transactions contemplated by the GS Capital Securities Purchase Agreement closed on January 22, 2020. Pursuant to the terms of the GS Capital Securities Purchase Agreement, GS Capital deducted $2,500 from the principal payment due under the January 22, 2020 GW Note, at the time of closing, to be applied to its legal expenses and received net cash proceeds of $52,000 on January 28, 2020. The Company intends to use the net proceeds from the January 22, 2020 GW Note for general working capital purposes.

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

The conversion price for the January 22, 2020 GS Capital Note shall be equal to a 40% discount of the lowest closing bid price (“Lowest Trading Price”) of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion, including the day upon which a Notice of Conversion is received. Notwithstanding the foregoing, GS Capital shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by GS Capital and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock which may be increased up to 9.99% upon 60 days prior written notice by the GS Capital to the Company. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $38,667 put premium which was expensed in fiscal 2020 of which $19,267 was released to additional paid in capital following conversion of principal during the six months ended December 31, 2020.

The Company has recorded $2,542 of accrued interest and the total principal outstanding under the January 22, 2020 GS Note was $58,000 as of June 30, 2020. The Company recorded $1,475 of accrued interest and the total principal outstanding under the January 22, 2020 GS Note was $29,100 as of December 31, 2020 following conversion of $28,900 of principal and $3,566 of accrued interest during the six months ended December 31, 2020. Accordingly, there was $29,100 outstanding principal balance as of December 31, 2020.

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

The remaining principal outstanding and accrued interest under this note as of December 31, 2020 was $29,100 and $1,475, respectively. In January 2021, the remaining principal balance of the January 22, 2020 GS Note was fully converted (see Note 12).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

Convertible Note Issued with Consulting Agreement

August 10, 2017 Consulting Agreement

On August 10, 2017, the Company entered into a consulting agreement, retroactive to May 16, 2017, with a certain consultant, pursuant to which the consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 junior subordinated convertible note. The maturity date of the August 10, 2017 Convertible Note was August 2019 and is currently past due (see Note 8). The note accrues interest at a rate of 10% per annum and is convertible into common stock at the lesser of $750 or 65% of the three lowest trades in the ten trading days prior to the conversion. The note was fully earned upon signing the agreement and matures on August 10, 2019. The Company accrued $155,000 related to this expense at June 30, 2017 and recorded the remaining $155,000 related to this expense in fiscal year 2018. Upon an event of default, principal and accrued interest will become immediately due and payable under the note. Additionally, upon an event of default, at the election of the holder, the note would accrue interest at a default interest rate of 18% per annum or the highest rate of interest permitted by law. The consulting agreement had a three-month term and expired on August 16, 2017. An aggregate total of $578,212 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the year ended June 30, 2018, the consultant converted $140,000 of principal and $10,764 of interest. During the year ended June 30, 2019, the consultant converted an additional $161,000 of principal and $19,418 of interest leaving a principal balance owed of $9,000 at June 30, 2019. During the year ended June 30, 2020, the consultant converted an additional $500 of principal and $5,248 of interest such that the remaining principal outstanding and accrued interest under this note as of June 30, 2020 was $8,500 and $22,168, respectively. The remaining principal outstanding and accrued interest under this note as of December 31, 2020 was $8,500 and $22,952, respectively.

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

The conversion price for the July 3, 2019 Power Up Note shall be $3,250, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $5,000, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $3,250. In the event Market Price is less than $5,000, the conversion price shall be the Variable Conversion Price. As defined in the July 3, 2019 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. An aggregate initial total of $155,904 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value.

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

DECEMBER 31, 2020

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

The conversion price for the November 26, 2019 Power Up Note shall be $3,050, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $5,000, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $3,050. In the event Market Price is less than $5,000, the conversion price shall be the Variable Conversion Price. As defined in the November 26, 2019 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. An aggregate initial total of $52,222 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value.

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

The conversion price for the January 7, 2020 Power Up Note shall be $3,050, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $5,000, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $3,050. In the event Market Price is less than $5,000, the conversion price shall be the Variable Conversion Price. As defined in the January 7, 2020 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. An aggregate total of $314,406 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

The total principal amount outstanding under the above Power Up financing agreement, specifically the January 7, 2020 Power Up Note, was $75,000 and accrued interest of $2,869 as of June 30, 2020. The total principal amount outstanding under the above Power Up financing agreement, specifically the January 7, 2020 Power Up Note, was $0 and accrued interest of $0 as of December 31, 2020 following conversion of $75,000 of the principal balance and $3,000 of accrued interest during the six months ended December 31, 2020. Accordingly, there was no outstanding principal balance as of December 31, 2020.

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

The conversion price for the March 12, 2020 Power Up Note shall be $3,050, subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $5,000, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $3,050. In the event Market Price is less than $5,000, the conversion price shall be the Variable Conversion Price. As defined in the March 12, 2020 Power Up Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. An aggregate initial total of $55,929 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value.

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

The total principal amount outstanding under the above Power Up financing agreement, specifically the March 12, 2020 Power Up Note, was $43,000 and accrued interest of $1,034 as of June 30, 2020. The total principal amount outstanding under the above Power Up financing agreement, specifically the March 12, 2020 Power Up Note, was $0 and accrued interest of $0 as of December 31, 2020 following repayment in cash of $43,000 of the principal balance and $1,816 of accrued interest during the six months ended December 31, 2020. Accordingly, there was no outstanding principal balance as of December 31, 2020.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

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

Additionally, Redstart Holdings had the option to convert all or any amount of the principal face amount of the May 2019 Redstart Note, starting on November 19, 2019 at a conversion price subject to certain Market Price (as defined below) adjustment. If the Market Price is greater than or equal to $50,000, the conversion price shall be the greater of 65% of the Market Price (“Variable Conversion Price”) and $32,500. In the event Market Price is less than $50,000, the conversion price shall be the Variable Conversion Price. As defined in the May 2019 Redstart Holdings Note, the “Market Price” shall be the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Redstart Holdings on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Redstart Holdings. Notwithstanding the foregoing, Redstart Holdings shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Redstart Holdings and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. An aggregate total of $166,564 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value.

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

DECEMBER 31, 2020

(Unaudited)

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

The maturity date of the August 30, 2019 Auctus Note was August 30, 2020 and is currently past due. The August 30, 2019 Auctus Note bears interest at a rate of 10% per annum, but shall not be payable until the August 30, 2019 Auctus Note becomes payable, whether at the maturity date or upon acceleration or by prepayment. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $366,667 put premium. The August 30, 2019 Auctus Note may not be prepaid without the written consent of Auctus. Any amount of principal or interest which is not paid when due shall bear interest at the rate of 24% per annum.

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

In connection with the issuance of the August 2019 Auctus Note, the Company issued common stock purchase warrants to Auctus to purchase 450 shares of the Company’s common stock (the “First Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such First Warrant at an “Exercise Price” of $2,250. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 300 shares of the Company’s common stock (the “Second Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Second Warrant at an “Exercise Price” of $3,330. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 225 shares of the Company’s common stock (the “Third Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Third Warrant at an “Exercise Price” of $4,500. The First Warrant, Second Warrant, and Third Warrant shall collectively be referred as the “Warrants”. The Warrants have an “Exercise Period” of five years from the date of issuance being August 30, 2019. Under the terms of the Purchase Agreement and the Warrants, the Selling Security Holder may not either convert the Notes nor exercise the Warrants to the extent (but only to the extent) that the Selling Security Holder or any of its affiliates would beneficially own a number of shares of our Common Stock which would exceed 4.99% of our outstanding shares. The Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $375,905 using a simple binomial lattice model.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

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

The total principal amount outstanding under the above Auctus financing agreement, specifically the August 30, 2019 Auctus Note, was $234,043 and accrued interest of $2,013 as of December 31, 2020 following conversion of $124,922 of the principal balance and $20,629 of accrued interest during the six months ended December 31, 2020. Accordingly, $83,281 of the put premium was released in respect of the August 30, 2019 Auctus Note during the six months ended December 31, 2020 following conversion of the principal balance.

GW Holdings Securities Purchase Agreements

October 1, 2019 Securities Purchase Agreement

Effective October 1, 2019, the Company entered into a securities purchase agreement with GW Holdings, pursuant to which GW Holdings purchased a convertible promissory note (the “October 1, 2019 GW Note”) from the Company in the aggregate principal amount of $131,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GW Holdings any time after the six-month anniversary of the October 1, 2019 GW Holdings Note. The transactions contemplated by the GW Holdings Securities Purchase Agreement closed on October 1, 2019. Pursuant to the terms of the GW Holdings Securities Purchase Agreement, the lender deducted $6,000 from the principal payment due under the October 1, 2019 GW Note, at the time of closing, to be applied to its legal expenses. The Company intends to use the net proceeds of $125,000 from the October 1, 2019 GW Note for general working capital purposes.

The maturity date of the October 1, 2019 GW Holdings was October 1, 2020 and is currently past due. The October 1, 2019 GW Holdings Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to GW Holdings in shares of the Company’s common stock; but shall not be payable until the October 1, 2019 GW Holdings Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

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

DECEMBER 31, 2020

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

The total principal amount outstanding under the above GW Holdings financing agreement, specifically the October 1, 2019 GW Holdings Note, was $12,600 and accrued interest of $1,751 as of December 31, 2020 following conversion of $17,400 of the principal balance and $1,144 of accrued interest during the six months ended December 31, 2020. Accordingly, $11,600 of the put premium was reclassed to additional paid in capital in respect of the October 1, 2019 GW Holdings Note during the six months ended December 31, 2020 following conversion of the principal balance.

December 10, 2020 Securities Purchase Agreement

Effective December 10, 2020, the Company entered into a securities purchase agreement with GW Holdings, pursuant to which GW Holdings purchased a convertible promissory note (the “December 10, 2020 GW Note”) from the Company in the aggregate principal amount of $131,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GW Holdings anytime from the issuance of the December 10, 2020 GW Holdings Note. The transactions contemplated by the GW Holdings Securities Purchase Agreement closed on December 10, 2020. Pursuant to the terms of the GW Holdings Securities Purchase Agreement, the lender deducted $6,000 from the principal payment due under the December 10, 2020 GW Note, at the time of closing, to be applied to its legal expenses. The Company intends to use the net proceeds of $125,000 from the December 10, 2020 GW Note for general working capital purposes.

The maturity date of the December 10, 2020 GW Holdings is December 10, 2021. The December 10, 2020 GW Holdings Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to GW Holdings in shares of the Company’s common stock; but shall not be payable until the December 10, 2020 GW Holdings Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

Additionally, GW Holdings has the option to convert all or any amount of the principal face amount of the December 10, 2020 GW Holdings Note at any time from the date of issuance and ending on the later of the maturity date or the date the Default Amount is paid if an event of default occurs, which is an amount between 110% and 150% of an amount equal to the then outstanding principal amount of the December 10, 2020 GW Holdings Note plus any interest accrued, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the December 10, 2020 GW Holdings Note shall be equal to a 40% discount of the lowest closing bid price (“Lowest Trading Price”) of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion, including the day upon which a Notice of Conversion is received. Notwithstanding the foregoing, GW Holdings shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by GW Holdings and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock which may be increased up to 9.99% upon 60 days prior written notice by the GW Holdings to the Company. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $87,333 put premium.

The December 10, 2020 GW Holdings Note contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above GW Holdings financing agreement, specifically the December 10, 2020 GW Holdings Note, was $131,000 and accrued interest of $603 as of December 31, 2020.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

The maturity date of the October 3, 2019 Crown Bridge was October 3, 2020 and is currently past due. The October 3, 2019 Crown Bridge Note bears interest at a rate of 10% per annum, which interest may be paid by the Company to Crown Bridge in shares of the Company’s common stock; but shall not be payable until the October 2019 Crown Bridge Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

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

The total principal amount outstanding under the above Crown Bridge financing agreement, specifically the October 3, 2019 Crown Bridge Note, was $65,280 and accrued interest of $11,282 as of as of December 31, 2020.

There were 15,000 unissued shares which were considered issuable for accounting purposes during the 1st quarter of fiscal 2021 related to a conversion notice dated and received on September 16, 2020. In November 2020, the Company was notified by the note holder of the cancellation of this conversion notice as a result of the reverse stock split and as such the Company reversed the effects of this transaction thereby increasing the principal balance by $9,600 and put premium by $6,400 and a corresponding decrease in equity of $16,000.

Ader Alef Securities Purchase Agreements

Effective January 13, 2020, the Company entered into a securities purchase agreement with Ader Alef, pursuant to which Ader Alef purchased a convertible promissory note (the “January 13, 2020 Ader Alef Note”) from the Company in the aggregate principal amount of $110,250, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Ader Alef any time after the six-month anniversary of the January 13, 2020 Ader Alef Note. The January 13, 2020 Ader Alef Note contains an original discount of $5,250. The transactions contemplated by the Ader Alef Securities Purchase Agreement closed on January 13, 2020. Pursuant to the terms of the Ader Alef Securities Purchase Agreement, Ader Alef deducted $5,000 from the principal payment due under the January 13, 2020 Ader Alef Note at the time of closing, to be applied to its legal expenses and the Company received net cash proceeds of $100,000 on January 15, 2020. The Company intends to use the net proceeds from the January 13, 2020 Ader Alef Note for general working capital purposes.

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

DECEMBER 31, 2020

(Unaudited)

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

The total principal amount outstanding under the above Ader Alef financing agreement, specifically the Ader Alef Note, was $41,029 and accrued interest of $7,280 as of as of December 31, 2020 following conversion of $53,506 of the principal balance and $3,236 accrued interest during the six months ended December 31, 2020. Accordingly, $31,668 of the put premium was released in respect of the Ader Alef Note during the six months ended December 31, 2020 following conversion of the principal balance. In January 2021, the remaining principal balance of the Ader Alef Note was fully converted (see Note 12).

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

The conversion price for the February 19, 2020 LG Capital Note during the first 6 months the February 19, 2020 LG Capital Note is in effect shall be fixed at $500 and thereafter shall be equal to a 35% discount of the lowest closing bid price (“Lowest Trading Price”) of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion, including the day upon which a Notice of Conversion is received. Notwithstanding the foregoing, LG Capital shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by LG Capital and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $40,385 put premium.

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

The total principal amount outstanding under the above LG Capital financing agreement, specifically the February 19, 2020 LG Capital Note, was $65,304 and accrued interest of $4,499 as of December 31, 2020 following conversion of $9,696 of the principal balance and $625 accrued interest during the six months ended December 31, 2020. Accordingly, $5,221 of the put premium was released in respect of the February 19, 2020 LG Capital Note during the six months ended December 31, 2020 following conversion of the principal balance.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

There were 9,427 unissued shares which were considered issuable for accounting purposes during the first quarter of fiscal 2021 related to a conversion notice dated and received on September 9, 2020. In November 2020, the Company was notified by the note holder of the cancellation of this conversion notice as a result of the reverse stock split and as such the Company reversed the effects of this transaction thereby increasing the principal balance by $10,000, accrued interest of $416 and put premium by $5,385 and a corresponding decrease in equity of $15,801.

Geneva Roth Remark Securities Purchase Agreements

Effective December 2, 2020, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc.(“Geneva Roth”), pursuant to which Geneva Roth purchased a convertible promissory note (the “December 2, 2020 Geneva Roth”) from the Company in the aggregate principal amount of $78,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Geneva Roth any time after the six month anniversary of the December 2, 2020 Geneva Roth. The December 2, 2020 Geneva Roth contains an original discount of $3,000. The Company intends to use the net proceeds from the December 2, 2020 Geneva Roth for general working capital purposes.

The maturity date of the December 2, 2020 Geneva Roth Note is December 2, 2021. The December 2, 2020 Geneva Roth Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Geneva Roth in shares of the Company’s common stock; but shall not be payable until the December 2, 2020 Geneva Roth Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the December 2, 2020 Geneva Roth Note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 129% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the December 2, 2020 Geneva Roth Note.

The conversion price for the December 2, 2020 Geneva Roth Note shall be equal to a 35% discount of the market price which means the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, Geneva Roth shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Geneva Roth and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $42,000 put premium.

The December 2, 2020 Geneva Roth Note contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above Geneva Roth financing agreement, specifically the December 2, 2020 Geneva Roth Note, was $78,000 and accrued interest of $496 as of December 31, 2020.

Amortization of debt discounts

The Company recorded $9,000 and $534,000 of debt discounts (including warrants, derivatives, debt issue costs and original issue discounts) related to the above note issuances during the six months ended December 31, 2020 and 2019, respectively. The Company recorded $129,333 and $698,307 of put premiums related to the above note issuances during the six months ended December 31, 2020 and 2019, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the three months ended December 31, 2020 and 2019 was $5,018 and $202,679, respectively. Amortization of all debt discounts for the six months ended December 31, 2020 and 2019 was $126,299 and $307,085, respectively.

The Company reclassified $261,224, net of reversal of put premium upon cancellation of conversion notices by two lenders and $160,205 in put premiums to additional paid in capital following conversions during the six months ended December 31, 2020 and 2019, respectively.

NOTE 7 – STOCKHOLDERS’ DEFICIT

On November 17, 2020, the Company effected a one-for-one thousand (1:1,000) reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the unaudited condensed consolidated financial statements to reflect the Reverse Stock Split.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

Preferred Stock

The total number of shares of preferred stock that the Company is authorized to issue is 1,500,005, $0.01 par value per share. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

Of the total preferred shares authorized, 500,000 have been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on December 9, 2014. James Nathanielsz, the Company’s Chief Executive Officer and Chief Financial Officer, beneficially owns all of the outstanding shares of Series A Preferred Stock via North Horizon Pty Ltd., which entitles him, as a holder of Series A Preferred Stock, to vote on all matters submitted or required to be submitted to a vote of the Company’s stockholders, except election and removal of directors, and each share of Series A Preferred Stock entitles him to two votes per share of Series A Preferred Stock. North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer, Chief Financial Officer and a director of our Company, has voting and investment power over these shares. 500,000 shares of Series A Preferred Stock are issued and outstanding as of December 31, 2020 and June 30, 2020.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on June 16, 2015, up to five shares have been designated as Series B Preferred Stock (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of December 31, 2020 and June 30, 2020. Mr. Nathanielsz directly beneficially owns such one share of Series B Preferred Stock.

No shares of Series A Preferred Stock or Series B Preferred Stock were issued during the six months ended December 31, 2020 and in the fiscal year 2020.

Common Stock:

Shares issued for conversion of convertible debt

From July 1, 2020 through December 31, 2020, the Company issued an aggregate of 1,144,654 shares of its common stock at an average contractual conversion price of $0.54, ranging from $0.15 to $2.00, as a result of the conversion of principal of $504,919, interest of $53,080 and conversion fees $8,250 underlying certain outstanding convertible notes converted during such period. The total recorded to equity was $622,404.

There were 24,427 unissued shares which were considered issuable for accounting purposes during the first quarter of fiscal 2021 related to conversion notices dated and received in September 2020. In November 2020, the Company was notified by the note holder of the cancellation of these conversion notices and as such the Company reversed the effects of these transactions thereby increasing the principal balance by $19,600, accrued interest of $416 and put premium by $11,785 and a corresponding decrease in equity of $31,801.

Converted notes totaling $75,000 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $134,155 resulting in a loss on extinguishment at the time of conversion of $56,155 and $106,140 of derivative fair value was recorded as a gain on extinguishment at the time of conversion. The Company reclassified $261,224, net of reversal of put premium upon cancellation of conversion notices by two lenders, to additional paid in capital following conversions during the six months ended December 31, 2020.

The Company has 806,249,251 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at December 31, 2020.

Shares issued for exercise of warrants

During the six months ended December 31, 2020, the Company received aggregate gross proceeds of $201,044 from the exercise of 10,445 prefunded warrants and 5,000 Series B Warrants. Additionally, the Company issued 52,900 shares of common stock and 147,099 common shares are considered issuable from the alternate cashless exercise of 1 Series A warrant. Accordingly, there remains 147,099 shares of common stock to be issued as of December 31, 2020.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

Warrants:

The following table summarizes warrant activity for the six months ended December 31, 2020:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at June 30, 2020	151,170	$150.00
Issued	-	-
Exercised	(15,446)	13.03
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2020	135,724	$164.85

Exercisable at December 31, 2020	76,974	$290.67
Outstanding and Exercisable:

Weighted average remaining contractual term	2.27
Aggregate intrinsic value	$0

Exercise of Warrants

During the six months ended December 31, 2020, the Company received aggregate gross proceeds of $201,044 from the exercise of 10,445 prefunded warrants and 5,000 Series B Warrants. Additionally, the Company issued 52,900 shares of common stock and 147,099 common shares are considered issuable from the cashless exercise of 1 Series A warrant.

Options:

A summary of the Company’s option activity during the six months ended December 31, 2020 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price Per Share
Outstanding at June 30, 2020	60	$76,370.00
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2020	60	$76,370.00

Exercisable at December 31, 2020	21	$210,426.14
Outstanding and Exercisable:

Weighted average remaining contractual term	8.22
Weighted average fair value of options granted during the period	$-
Aggregate intrinsic value	$-

During the three months ended December 31, 2020 and 2019, the Company recognized stock-based compensation of $20,718 and $20,718, respectively related to vested stock options. During the six months ended December 31, 2020 and 2019, the Company recognized stock-based compensation of $41,436 and $41,437, respectively related to vested stock options. There was $113,951 of unvested stock options expense as of December 31, 2020 that will be recognized through May 2022 or 1.37 years.

No stock options were granted during the six months ended December 31, 2020.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

A complaint against us, dated September 26, 2019, has been filed by Foley Shechter Ablovatskiy (“Foley Shechter”), our former counsel, seeking $151,031 in legal fees, in addition to interest and costs of suit. The Company believes these claims to be unfounded and is vigorously defending itself. To that end, on November 20, 2019 the Company filed a motion to dismiss certain counts of the complaint, with prejudice. Oral argument was presented in November 2020, where the court dismissed certain counts of the complaint filed by Foley Shechter, whilst maintaining other counts. The Company shall file an answer, together with affirmative defenses and counterclaims. The counterclaims shall include, without limitation, malpractice claims arising out of Foley Shechter’s grossly negligent mishandling of certain transactions and excessive billing related thereto. Certain amounts related to this claim are included in accounts payable and accrued expenses in the accompanying unaudited consolidated financial statements. The Company has accrued the minimum amount within a possible range of the potential loss.

Regal Consulting, LLC (“Regal”) initiated litigation against the Company in Clark County District Court, Nevada. Regal is demanding approximately $400,000 and 60 shares of the Company’s common stock as payment for services that Regal purports to have performed. Regal additionally claims that $106,500 remains due on a Convertible Note executed by the Company in May of 2017, and asserts that it is owed in excess of $100,000 in penalties in connection with the Company’s refusal to honor certain Conversion Notices. The Company filed an Answer and Counterclaim, denying liability and alleging that Regal procured by fraud the Company’s execution of various consulting agreements and additionally failed to provide the consulting services contemplated by said agreements. On December 23, 2020, the parties mediated their dispute and are in the process of negotiating a potential settlement agreement. The Company has accrued the minimum amount within a possible range of the potential loss.

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company’s parent U.S. entity is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the Accrued expenses and other payable figure in the consolidated balance sheet. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings. The Company’s tax advisor is awaiting a response from the IRS on this matter.

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

ROU is summarized below:

December 31, 2020
Office lease ROU	$48,662
Less accumulated reduction	(38,963)
Balance of ROU asset as of December 31, 2020	$9,699

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

Operating lease liability related to the ROU asset is summarized below:

December 31, 2020
Office lease liability	$48,662
Reduction of lease liability	(33,918)
Total	$14,744

Future Minimum lease payments under non-cancelable operating lease at December 31, 2020 are as follows:

Fiscal Year 2021	$16,883
Imputed interest	(2,139)
Total operating lease liability	$14,744

Collaboration Agreement

On September 13, 2018, the Company entered into a two-year collaboration agreement with the University of Jaén (the “University”) to provide certain research services to the Company, which agreement will be extended. In consideration of such services, the Company agreed to pay the University approximately 52,000 Euros ($59,508 USD) in year one and a maximum of 40,000 Euros ($45,775 USD) in year two. The Company paid 31,754 Euros ($36,117 USD) in 2019 and has accrued 21,050 Euros ($24,660 USD) as of December 31, 2020. Additionally, in exchange for full ownership of the intellectual property the Company agreed to pay royalties of 2% of net revenues to the University. On October 1, 2020, the Company entered into another two-year collaboration agreement with the University of Jaén to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the University approximately 30,000 Euros ($35,145 USD) which shall be paid in four installment payment of 5,000 Euros in November 2020, 5,000 Euros ($5,858) in March 2021, 10,000 Euros ($11,715) in December 2021 and 10,000 Euros ($11,715) in September 2022. Additionally, the University shall hire and train a doctoral student for this project and as such the Company shall pay the University 25,837 Euros ($30,268 USD). In exchange for full ownership of the intellectual property the Company agreed to pay royalties of 2% of net revenues to the University.

NOTE 9 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors. These transactions have included the following:

As of December 31, 2020 and June 30, 2020, the Company owed a current and a former director a total of $57,024 and $50,993, respectively, for money loaned to the Company throughout the years. The total loans balance owed at December 31, 2020 and June 30, 2020 is not interest bearing (See Note 5 – Loans from Directors and Officer – Related Party).

As of December 31, 2020 and June 30 2020, the Company owed its former director a total of $34,263 and $30,639, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 4 – Due to Former Director – Related Party).

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease has a five-year term expiring May 2021 and provides for annual rental payments of $39,600 AUD or $28,325 USD, which includes $3,600 AUD or $2,575 USD of goods and service tax for total payments of $198,000 AUD or $141,629 USD during the term of the lease. As of December 31, 2020, total payments of $19,133 AUD or $14,744 USD remain on the lease. As of December 31, 2020, total rent payable of $75,623 AUD ($58,275 USD) is included in accrued expenses in the accompanying consolidated balance sheet. (See Note 8 – Commitments and Contingencies)

Employment and Services Agreements with Management

The Company and Mr. Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement was scheduled to expire on February 25, 2019; however, the term of the Nathanielsz Employment Agreement automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of its intent not to renew. The Nathanielsz Employment Agreement continues in effect as of December 31, 2020 as amended May 14, 2019 (see below). The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually or $205,680 USD) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion. Pursuant to the Nathanielsz Employment Agreement, Mr. Nathanielsz is entitled to an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Company’s board of directors based upon the performance of the Company. On March 16, 2018, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $300,000 AUD ($205,680 USD) to $400,000 AUD ($274,240 USD), effective February 2018.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive part-time employee of the Company since October 2015. Effective February 1, 2018. Mrs. Nathanielsz receives an annual salary of $120,000 AUD ($80,904 USD) and is entitled to customary benefits.

Pursuant to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the six months ended December 31, 2020, a total of $23,067 AUD ($16,684 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance.

Pursuant to the approval of the Company’s board of directors, on May 14, 2019, Mr. Nathanielsz was granted a $460,000 AUD ($315,376 USD) bonus for accomplishments achieved while serving as the Company’s Chief Executive Officer during the fiscal year ended June 30, 2019 with $200,000 AUD ($137,120 USD) of such bonus payable by the Corporation to the CEO throughout the Corporation’s 2019 fiscal year as the Corporation’s cash resources allow, with the remaining $260,000 AUD ($178,256 USD) of such bonus to be deferred by the CEO until a future date when the Corporation’s cash resources allow for such payment, as agreed to by the CEO. A total of $90,000 AUD ($64,377 USD) in payments were made in the year ended June 30, 2019. On July 13, 2020 the Board approved a bonus of $240,000 AUD being equal to 60% of Mr. Nathanielsz base salary which was accrued as of June 30, 2020. A total of $202,620 AUD ($136,606 USD) in payments were made against the bonuses during the year ended June 30, 2020 which resulted to a remaining balance of $407,380 AUD ($280,726 USD) bonus payable as of June 30, 2020. A total of $95,000 AUD ($68,713 USD) in payments were made against the bonuses during the six months ended December 31, 2020 resulting to a remaining balance of $312,380 AUD ($240,720 USD) bonus payable as of December 31, 2020 which is included in accrued expenses in the accompanying consolidated balance sheet.

Amended and Restated Employment Agreement - On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with James Nathanielsz, the Company’s Chief Executive Officer, Chairman, acting Chief Financial Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD. Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase 39 shares of the Company’s common stock (the “Nathanielsz Options”), with an exercise price per share of $4,675 (110% of the closing market price of the Company’s common stock on May 14, 2019 (or $4,250), the date of approval of such grant by the Company’s board of directors), (ii) 39 restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and (iii) an additional 39 restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Company’s board of directors on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. 1/3rd of the Nathanielsz Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Mr. Nathanielsz is employed by the Company and subject to the other provisions of the Employment Agreement. The Initial Nathanielsz RSUs shall vest on the one-year anniversary of the Effective Date, subject to Mr. Nathanielsz’s continued employment with the Company through such vesting date. The Additional Nathanielsz RSUs will vest as follows, subject to Mr. Nathanielsz’s continued employment with the Company through the applicable vesting date: (i) 7.80 of the Additional Nathanielsz RSUs shall vest upon the Company submitting Clinical Trial Application (the “CTA”) for PRP, the Company’s lead product candidate (“PRP”), for a First-In-Human study for PRP (the “Study”) in an applicable jurisdiction to be selected by the Company, (ii) 7.80 of the Additional Nathanielsz RSUs shall vest upon the CTA being approved in an applicable jurisdiction, (iii) 7.80 of the Additional RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iv) 7.80 of the Additional Nathanielsz RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (v) the remaining 7.80 of the Additional Nathanielsz RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested restricted stock unit shall be settled by delivery to Mr. Nathanielsz of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the 2019 Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Employment Agreement), (ii) the date that is ten business days following the vesting of such restricted stock unit, (iii) the date of Mr. Nathanielsz’s death or Disability (as defined in the Employment Agreement), and (iv) Mr. Nathanielsz’s employment being terminated either by the Company without Cause or by Mr. Nathanielsz for Good Reason (each as defined in the Employment Agreement). In the event of a Change of Control, any unvested portion of the Nathanielsz Options and such restricted stock units shall vest immediately prior to such event. The 39 vested restricted stock units are considered issuable as of December 31, 2020.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

Amended and Restated Services Agreement - On May 14, 2019, the Company also entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD. In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase 20 shares of the Company’s common stock (the “Kenyon Options”), with an exercise price per share of $4,250 (100% of the closing market price of the Company’s common stock on May 14, 2019, the date of approval of such grant by the Company’s board of directors), (ii) 20 restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional 20 restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Company’s board of directors on the Effective Date. The Kenyon Options have a term of 10 years from the date of grant. 1/3rd of the Kenyon Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Dr. Kenyon is employed by the Company and subject to the other provisions of the Services Agreement. The Initial Kenyon RSUs shall vest on the one-year anniversary of the Effective Date, subject to Dr. Kenyon’s continued employment with the Company through such vesting date. The Additional Kenyon RSUs will vest as follows, subject to Dr. Kenyon’s continued employment with the Company through the applicable vesting date: (i) 5 of the Additional Kenyon RSUs shall vest upon the Company submitting the CTA for PRP for the Study in an applicable jurisdiction to be selected by the Company, (ii) 5 of the Additional Kenyon RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iii) 5 of the Additional Kenyon RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (iv) the remaining 5 of the Additional Kenyon RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested Kenyon RSU shall be settled by delivery to Mr. Kenyon of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Services Agreement), (ii) the date that is ten business days following the vesting of such Kenyon RSU, (iii) the date of Dr. Kenyon’s death or Disability (as defined in the Services Agreement), and (iv) Dr. Kenyon’s employment being terminated either by the Company without Cause or by Dr. Kenyon for Good Reason (as defined in the Services Agreement). In the event of a Change of Control (as defined in the Services Agreement), 50% of any unvested portion of the Kenyon Options and the Kenyon RSUs shall vest immediately prior to such event. As of December 31, 2020, total accrued salaries of $108,000 AUD ($83,225 USD) is included in accrued expenses in the accompanying consolidated balance sheet. The 20 vested restricted stock units are considered issuable as of December 31, 2020.

Intercompany Loans

All Intercompany loans were made by the parent to the subsidiary, Propanc PTY LTD, which have not been repaid as of December 31, 2020. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of other comprehensive income. Prior to July 1, 2020, the Company recorded the foreign currency transaction gains and losses from measuring the intercompany balances as a component of other income (expenses) as reflected in the unaudited condensed consolidated statements of operations.

NOTE 10 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through December 31, 2020.

The Company primarily relies on funding from two convertible debt lenders and received proceeds during the six months ended December 31, 2020 from each of the two lenders of $75,000, and $125,000, respectively, which represents approximately 38% and 62%, respectively of total proceeds received by the Company during the six months ended December 31, 2020.

The Company primarily relies on funding from three convertible debt lenders and received proceeds during the six months ended December 31, 2019 from each of the three lenders were $125,000, $285,000, and $505,000, respectively, which represents approximately 11%, 25% and 45%, respectively of total proceeds received by the Company during the six months ended December 31, 2019.

Receivable Concentration

As of December 31, 2020 and June 30, 2020, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

DECEMBER 31, 2020

(Unaudited)

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

Foreign Operations

As of December 31, 2020 and June 30, 2020, the Company’s operations are based in Camberwell, Australia, however the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of December 31, 2020 and June 30, 2020, there has been no activity within this entity.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants that contain terms and provisions which cause the embedded conversion options to be accounted for as derivative liabilities. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as derivative expense in operations on the issuance date. The Company had $8,500 (1 note) and $126,500 (3 notes) of convertible debt, which have embedded conversion options bifurcated and is treated as derivative instruments outstanding at December 31, 2020 and June 30, 2020, respectively.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at December 31, 2020, the last trading day of the period ended December 31, 2020, was $0.28. Volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at December 31, 2020 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended December 31, 2020)	December 31, 2020
Volatility	-	279.38%
Expected Remaining Term (in years)	-	0.01
Risk Free Interest Rate	-	0.08%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and June 30, 2020:

	Balance at December 31, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$22,867	$—	$—	$22,867
Total	$22,867	$—	$—	$22,867

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

	Balance at June 30, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$177,009	$—	$—	$177,009
Total	$177,009	$—	$—	$177,009

The following is a roll forward for the six months ended December 31, 2020 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2020	$177,009
Initial fair value of embedded conversion option derivative liability recorded as debt discount	-
Initial fair value of embedded conversion option derivative liability recorded as expense	-
Gain on debt extinguishment	(106,140)
Change in fair value included in statements of operations	(48,002)
Balance at December 31, 2020	$22,867

NOTE 12 – SUBSEQUENT EVENTS

Exercise of Warrants

On January 25, 2021, the Company issued 2,500 shares of common stock from the exercise of 2,500 Series B Warrants and the Company received gross proceeds of $100,000.

Additionally, on February 4, 2021, the Company issued 63,750 shares of common stock and 136,249 common shares are considered issuable from the alternate cashless exercise of 1 Series C warrant.

Note Conversions

From January 1, 2021 through February 6, 2021, the Company issued an aggregate of 1,834,604 shares of its common stock at an average contractual conversion price of $0.14, ranging from $0.13 to $0.17, as a result of the conversion of principal of $227,021, interest of $33,157 and conversion fees $3,000 underlying certain outstanding convertible notes converted during such period. The Company reclassified $134,212 in put premiums to additional paid in capital following conversions between January 2021 and February 2021.

Common Stock Issuable

The 147,099 shares of common stock issuable as of December 31, 2020 were issued in January 2021.

Convertible Note Payable

Effective January 5, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc.(“Geneva Roth”), pursuant to which Geneva Roth purchased a convertible promissory note (the “January 5, 2021 Geneva Roth”) from the Company in the aggregate principal amount of $68,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Geneva Roth any time after the six month anniversary of the January 5, 2021 Geneva Roth. The January 5, 2021 Geneva Roth contains an original discount of $3,500. The Company intends to use the net proceeds from the January 5, 2021 Geneva Roth for general working capital purposes.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

(Unaudited)

The maturity date of the January 5, 2021 Geneva Roth Note is January 5, 2022. The January 5, 2021 Geneva Roth Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Geneva Roth in shares of the Company’s common stock; but shall not be payable until the January 5, 2021 Geneva Roth Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

During the first 60 to 180 days following the date of the note, the Company has the right to prepay the principal and accrued but unpaid interest due under the January 5, 2021 Geneva Roth Note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 129% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay the January 5, 2021 Geneva Roth Note.

The conversion price for the January 5, 2021 Geneva Roth Note shall be equal to a 35% discount of the market price which means the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, Geneva Roth shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Geneva Roth and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $36,885 put premium.

The January 5, 2021 Geneva Roth Note contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

Shares issued for services

On January 29, 2021, the Company issued 140,503 shares of the Company’s common stock to a consultant for services rendered in January 2021. The Company issued 140,503 shares of the Company’s common stock valued at $0.51 per share, being the closing price of the stock on the date of grant to such consultant, or $71,656.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Propanc Biopharma, Inc., and its wholly-owned Australian subsidiary, Propanc PTY LTD (“Propanc” or the “Company”) as of December 31, 2020 for the six months ended December 31, 2020 and 2019 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Propanc. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s section captioned “Risk Factors” of our Registration Statement on Form S-1, filed with the United States Securities and Exchange Commission (“SEC”) on November 3, 2020, and matters described in this Quarterly Report generally.

COVID-19

At Propanc, our highest priority remains the safety, health and well-being of our employees, their families and our communities and we remain committed to serving the needs of our customers. The COVID-19 pandemic is a highly fluid situation and it is not currently possible for us to reasonably estimate the impact it may have on our financial and operating results. We will continue to evaluate the impact of the COVID-19 pandemic on our business as we learn more and the impact of COVID-19 on our industry becomes clearer. We are complying health guidelines regarding safety procedures, including, but are not limited to, social distancing, remote working, and teleconferencing. The extent of the future impact of the COVID-19 pandemic on our business is uncertain and difficult to predict. Adverse global economic and market conditions as a result of COVID-19 could also adversely affect our business. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be adversely impacted. (See Part II, Item 1A – “Risk Factors”).

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

As a result of positive early indications of the anti-cancer effects of our technology, over the last 24 months we have conducted successful pre-clinical studies on PRP. Subject to us receiving sufficient financing, we plan to begin our Investigational Medicinal Product Dossier, study proposal and Investigator’s Brochure in the 2021 calendar year. Our plan is to then commence our study preparation process with the contract research organization, analytical lab and trial site(s) selection and to begin our clinical trial application for PRP (“CTA”) compilation in the first calendar quarter of 2021, and complete the CTA compilation and submit the CTA in the second calendar quarter of 2021. In the third quarter of 2021, we plan to begin the preparation of logistics and trial site initiation visits. Subject to raising additional sufficient capital, we subsequently plan to commence a First-In-Human (FIH), Phase Ib study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP in the fourth calendar quarter of 2021, which study we hope to complete within twelve months thereafter. We intend to develop our PRP to treat early-stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

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

To date, preclinical development has been completed for PRP, including pharmacology and safety toxicology studies, process development activities and bioanalytical method development. The full-scale GMP (Good Manufacturing Practice) finished product manufacture of PRP will be completed in preparation for the FIH Phase Ib study. Validation of the bioanalytical method will also be completed prior to lodging our first clinical trial application (CTA) which we plan to undertake at the Peter Mac Cancer Center in Melbourne, Victoria, Australia’s biggest cancer hospital. Propanc Biopharma is currently collaborating with contract research organizations, manufacturing partners and its consultants to complete the activities prior to preparing the CTA for the Phase Ib study.

Recently, the Company received expressions of interest to evaluate proenzyme therapy as a method to prevent recurrence and metastasis of solid tumors in pancreatic and ovarian cancers. The letters of interest were confirmed by Drs. Natalia Luque Caro and Fernando Gálvez Montosa, medical oncologists specializing in pancreatic and ovarian cancers, respectively, from the University Hospital of Jaén, in Granada, Spain. The evaluation will most likely be conducted as separate Phase IIa proof of concept (POC), multi-trial center studies for each target indication. The expressions of interest were confirmed after their evaluation of Propanc’s scientific literature supporting the use of proenzymes in pancreatic and ovarian cancers. The Phase IIa POC studies will be conducted after the Phase Ib dose escalation study investigating the tolerability and activity of proenzyme therapy in patients with advanced solid tumors is completed at the Peter Mac Cancer Center.

Joint Research and Drug Discovery Program – POP1

The POP1 joint research and drug discovery program is designed to produce a backup clinical compound to the lead product candidate, PRP. With the aim of producing large quantities of trypsinogen and chymotrypsinogen for commercial use, exhibiting minimal variation between lots and without sourcing the proenzymes from animals, Propanc Biopharma is undertaking a challenging research project in collaboration with the Universities of Jaén and Granada, led by research scientists Mr. Aitor González M.Sc. and Ms Belen Toledo M.Sc., supported by Prof. Macarena Perán, Ph.D., Prof. Juan Marchal M.D. and Dr. Julian Kenyon, M.D. as joint supervisors, representing the Universities and Propanc, respectively.

Propanc Biopharma entered into a second two-year joint research and collaboration agreement with the University of Jaén who are undertaking the research activities for the POP1 program.

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

To date, both proenzymes were synthesized and purified in the laboratory. Once purified, the proenzymes were lyophilized (freeze dried) and each formed a stable, dry white powder. The sequence of proteins of each proenzyme were then determined by mass spectrometry. Larger quantities of the proenzymes were produced with the objective of establishing their combined anti-cancer effects against pancreatic and colorectal cancers. In addition, research activities were transferred to the MEDINA Foundation Research Center to scale up production. MEDINA is a Non-Profit Research Organization established in 2008 through a public-private alliance between the Regional Government of Andalusia, Spain, the pharmaceutical company Merck Sharp & Dohme de España S.A. (MSD), and the University of Granada. Medina’s scientific platforms support the development of multidisciplinary research programs in Microbiology, Natural Product Chemistry and Screening & Target Validation.

Recently, Ms. Belen Toledo MSc., a biotechnologist specializing in cell regenerative medicine was appointed to evaluate the impact of proenzyme therapy on the tumor microenvironment. Ms. Toledo’s work will be part of the joint research and drug discovery program. Ms. Toledo, will elucidate the molecular pathways involved in the proenzymes anti-tumor efficacy and study how proenzymes interact with the pre-metastatic tumor niche, focusing on the interaction and suppression of tumor associated cells, like cancer-associated fibroblasts and macrophages. A pre-metastatic tumor niche is an environment in a secondary organ conducive to the metastasis (spreading) of a primary tumor. Such a niche provides favorable conditions for growth, and eventually metastasis, in an otherwise foreign and hostile environment for the primary tumor cells. Metastasis remains the main cause of patient death from solid tumors for cancer sufferers.

To achieve this, Ms. Toledo will use integrated tumor models in a microfluidics chip by obtaining 3-dimensional bio-impression samples from patients with advanced solid tumors, developed at the Centre for Biomedical Research, University of Granada, Granada, Spain, led by Prof. Juan Marchal M.D. As well as explaining the mechanism of action by which proenzymes exert their anti-cancer effects, it also confirms whether proenzymes penetrate into the tumor microenvironment and exert their effects. At the same time, it confirms the selectivity of the drug on solid tumors, by targeting cancer cells and leaving healthy cells alone.

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

On November 17, 2020, the Company effected a one-for-one thousand (1:1,000) reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the unaudited condensed consolidated financial statements to reflect the Reverse Stock Split.

Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

Three and Six Months Ended December 31, 2020, as compared to the Three and Six Months Ended December 31, 2019

Revenue

For the three and six months ended December 31, 2020 and 2019, we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense decreased to $216,179 for the three months ended December 31, 2020 as compared to $1,375,971 for the three months ended December 31, 2019. This decrease of approximately $1,160,000 is primarily attributable to a decrease of approximately $1,060,000 in stock-based expenses for services, decrease of approximately $23,000 in capital raising costs, decrease in general consulting, legal and investor relation fees of approximately $46,000, decrease in insurance expense of approximately $32,000, decrease of approximately $7,000 in marketing and market research expense, decrease of approximately $12,000 of other general and administrative expenses and, offset by increase of approximately $4,000 in employee remuneration expense and increase in accounting fees of approximately $16,000.

Administration expense decreased to $539,290 for the six months ended December 31, 2020 as compared to $2,209,385 for the six months ended December 31, 2019. This decrease of approximately $1,670,000 is primarily attributable to a decrease of approximately $1,154,000 in stock-based expenses for services, decrease of approximately $130,000 in capital raising costs, decrease in general consulting, legal, and investor relation fees of approximately $250,000, decrease in insurance expense of approximately $69,000, decrease of approximately $58,000 in marketing and market research expense, decrease in travel expenses of approximately $26,000, decrease of approximately $4,000 of other general and administrative expenses and, offset by increase of approximately $21,000 in employee remuneration expense.

Occupancy Expense

Occupancy expense increased by approximately $160 to $7,750 for the three months ended December 31, 2020.

Occupancy expense decreased by approximately $1,270 to $16,954 for the six months ended December 31, 2020. The decrease primarily relates to exchange rate movements over the period when compared to the same period in 2019.

Research and Development Expenses

Research and development expenses were $50,165 for the three months ended December 31, 2020, as compared to $37 for the three months ended December 31, 2019. Research and development expenses were $101,011 for the six months ended December 31, 2020, as compared to $65,409 for the six months ended December 31, 2019. The decrease in research and development expenses is primarily attributable to completion of process development activities and preparation for commencement of the engineering run and subsequent full scale GMP manufacture of PRP for clinical trials, with the process, preparation and small-scale manufacture having been completed in the period ended December 31, 2017, which the clinical trials we hope to commence in 2021 calendar year, if we raise sufficient proceeds by raising additional capital. Completed activities include raw material purification and stabilization process development, development of analytical quality assurance and control methods, reproduction runs for raw materials, and preparation of raw materials and finished product specifications for future full scale GMP manufacture of PRP.

Interest Expense/Income

Interest expense decreased to $157,835 for the three months ended December 31, 2020, as compared to $446,082 for the three months ended December 31, 2019. Interest expense decreased to $317,116 for the six months ended December 31, 2020, as compared to $1,121,307 for the six months ended December 31, 2019. Interest expense is primarily comprised of approximately $134,000 and $256,000 of debt discount amortization and accretion of put premium for the three and six months ended December 31, 2020, respectively, and interest expense from conversion fees, prepayment penalty fees and accrual of interest expense for a total of approximately $24,000 and $61,000 for the three and six months ended December 31, 2020, respectively.

This decrease is primarily attributable to a decrease in the issuance of convertible notes and was further reduced due to the conversion and repayment of convertible notes during the six months ended December 31, 2020 which resulted to a decrease in accretion of put premium of approximately $30,000 and $569,000 during the three and six months ended December 31, 2020, respectively, and the decrease in amortization of debt discount of approximately $198,000 and $181,000 during the three and six months ended December 31, 2020. Additionally, interest expense from prepayment penalty fees decreased by approximately $82,000 and $99,000 offset by increase in conversion fees and accrual of interest expense for a total of $22,000 and $45,000 during the three and six months ended December 31, 2020, respectively.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities changed by $658,074, to a loss of $16,950 for the three months ended December 31, 2020, as compared to a loss of $675,024 for the three months ended December 31, 2019. Change in fair value of derivative liabilities changed by $204,070, to a gain of $48,002 for the six months ended December 31, 2020, as compared to a loss of $156,068 for the six months ended December 31, 2019. This change is primarily attributable to a decrease in convertible notes with bifurcated embedded conversion option derivatives due to notes conversion and repayment during the six months ended December 31, 2020.

Gain (loss) on Extinguishment of Debt, net

During the three months ended December 31, 2020, there were no notes converted which contained bifurcated embedded conversion option derivatives as compared to a gain of $20,176 during the three months ended December 31, 2019.

During the six months ended December 31, 2020, notes were converted with principal amounts totaling $75,000 and accrued interest of $3,000 and contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $134,155 resulting in a loss on extinguishment at the time of conversion of $56,155 and $106,140 of derivative fair value was recorded as a gain on extinguishment at the time of conversion.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction decreased to a gain of $45,235 for the three months ended December 31, 2020 as compared with a gain of $617,561 for the three months ended December 31, 2019. Foreign currency transaction decreased to a gain of $47,195 for the six months ended December 31, 2020 as compared with a gain of $82,411 for the six months ended December 31, 2019.

The decrease in foreign currency transaction gain is primarily attributable to the increase in exchange rates during the three and six months ended December 31, 2020, as compared to during the three and six months ended December 31, 2019. Additionally, effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of other comprehensive income.

Benefit (provision) for taxes

During the three months ended December 31, 2020 and 2019, the Company had provision for tax in the amount of $0 and $143, respectively. During the six months ended December 31, 2020 and 2019, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $0 and $108,751, respectively.

Net loss

Net loss decreased to $403,643 for the three months ended December 31, 2020 as compared to a net loss of $1,867,109 for the three months ended December 31, 2019. The change relates to the factors discussed above. Net loss decreased to $829,188 for the six months ended December 31, 2020 as compared to a net loss of $3,359,049 for the six months ended December 31, 2019. The change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of December 31, 2020, we had total assets of $40,616, comprised primarily of cash of $21,243, GST tax receivable of $1,940, property and equipment, net, of $5,422 and operating lease right of use asset, net, $9,699. As compared to June 30, 2020, we had total assets of $98,518, comprised primarily of cash of $67,007, GST tax receivable of $2,015, property and equipment, net, of $5,747 and operating lease right of use asset, net, $21,682.

We had current liabilities of $3,648,657, primarily comprised of net convertible debt of $1,209,186, accounts payable and accrued expenses of $1,890,086 and embedded conversion option liabilities of $22,867 as of December 31, 2020. As compared to June 30, 2020, we had current liabilities of $3,739,943, primarily comprised of net convertible debt of $1,557,734, accounts payable and accrued expenses of $1,544,387 and embedded conversion option liabilities of $354,109.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the six months ended December 31, 2020 we received proceeds from exercise of warrants of $201,044 and proceeds from issuance of convertible notes of $200,000.

We have substantial capital resource requirements and have incurred significant losses since inception. As of December 31, 2020, we had $21,243 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the Six Months Ended December 31,
	2020	2019
Net cash used in operating activities	$(440,975)	$(1,142,877)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$358,044	$1,130,000
Effect of exchange rate changes on cash	$37,167	$22,505

Net Cash Flow from Operating Activities

Net cash used in operating activities was $440,975 for the six months ended December 31, 2020, due to our net loss of $829,188 offset primarily by non-cash charges of amortization of debt discount of $126,299, stock-based compensation of $41,436, non-cash interest expense of $8,250, accretion of put premium of $129,333 addback foreign currency transaction gain of $47,195, $48,002 of change in fair value of derivatives and $49,985 gain on extinguishment of debt. Net changes in operating assets and liabilities totaled $227,133, which is primarily attributable to increase in accounts payable of $77,749, employee benefit liability of $24,497, accrued expenses of $85,297, and accrued interest of $38,027.

Net cash used in operating activities was $1,142,877 for the six months ended December 31, 2019, due to our net loss of $3,359,049 offset primarily by non-cash charges of amortization of debt discount of $307,085, stock-based compensation of $1,174,818, accretion of put premium of $698,307, $156,068 of change in fair value of derivatives addback foreign currency transaction gain of $82,411, and gain on extinguishment of debt of $20,176. Net changes in operating assets and liabilities totaled $(18,789), which is primarily attributable to decreases in accounts payable of $93,233, accrued expenses of $134,768, prepaid expenses and other assets of $76,990 and offset by increase in employee benefit liability of $15,829, and accrued interest of $111,448.

Net Cash Flow from Financing Activities

Cash flows provided by financing activities for the six months ended December 31, 2020 were $358,044 as compared to $1,130,000 for the six months ended December 31, 2019. During the six months ended December 31, 2020 we received proceeds from the exercise of warrants of $201,044 and proceeds from issuance of convertible notes of $200,000 offset by repayments of convertible notes of $43,000. During the six months ended December 31, 2019, we received proceeds from the sale of convertible promissory notes of $1,130,000.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $37,167 positive adjustment to cash flows in the six months ended December 31, 2020 as compared to a positive adjustment of $22,505 to cash flows in the six months ended December 31, 2019. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Going Concern Qualification

We did not generate any revenue for the six months ended December 31, 2020 and 2019 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2020 and 2019. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2020:

●	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early-stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	lack of audit committee of our board of directors; and

●	insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of U.S. GAAP.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

A complaint against us, dated September 26, 2019, has been filed by Foley Shechter Ablovatskiy (“Foley Shechter”), our former counsel, seeking $151,031 in legal fees, in addition to interest and costs of suit. The Company believes these claims to be unfounded and is vigorously defending itself. To that end, on November 20, 2019 the Company filed a motion to dismiss certain counts of the complaint, with prejudice. Oral argument was presented in November 2020, where the court dismissed certain counts of the complaint filed by Foley Shechter, whilst maintaining other counts. The Company shall file an answer, together with affirmative defenses and counterclaims. The counterclaims shall include, without limitation, malpractice claims arising out of Foley Shechter’s grossly negligent mishandling of certain transactions and excessive billing related thereto.

Regal Consulting, LLC (“Regal”) initiated litigation against the Company in Clark County District Court, Nevada. Regal is demanding approximately $400,000 and 60 shares of the Company’s common stock as payment for services that Regal purports to have performed. Regal additionally claims that $106,500 remains due on a Convertible Note executed by the Company in May of 2017, and asserts that it is owed in excess of $100,000 in penalties in connection with the Company’s refusal to honor certain Conversion Notices. The Company filed an Answer and Counterclaim, denying liability and alleging that Regal procured by fraud the Company’s execution of various consulting agreements and additionally failed to provide the consulting services contemplated by said agreements.

On December 23, 2020, the parties mediated their dispute and are in the process of negotiating a potential settlement agreement.

Other than as set forth above, we are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. In addition, there is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of our executive officers or any of our subsidiaries, threatened against or affecting our Company, our common stock, any of our subsidiaries or any of our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Shares issued for conversion of convertible debt

From October 1, 2020 through December 31, 2020, the Company issued an aggregate of 702,623 shares of its common stock at an average contractual conversion price of $0.20, ranging from $0.15 to $0.34, as a result of the conversion of total principal, interest and conversion fees of $141,829 underlying certain outstanding convertible notes converted during such period.

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

Item 3. Defaults Upon Senior Securities.

As of December 31, 2020, we were in default under certain convertible promissory note issued to certain noteholders on August 10, 2017, August 30, 2019, October 1, 2019 and October 3, 2019 for failure to pay an aggregate of $320,423 of principal and accrued interest as of December 31, 2020, subsequent to their maturity dates. We are currently in discussions with such noteholders to extend such maturity dates. See Note 6 – Convertible Notes to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: February 12, 2021	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

