Form 10-Q
period 2021-03-31
Propanc Biopharma, Inc.
filed 2021-05-14
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Securities registered pursuant to Section 12(b) of the Securities Exchange Act of 1934:

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

As of May 14, 2021, there were 5,967,110 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

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

Unless expressly indicated or the context requires otherwise, the terms “Propanc,” “company,” “we,” “us,” and “our” in this document refer to Propanc Biopharma, Inc., a Delaware corporation, and, where appropriate, its wholly owned subsidiary.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at March 31, 2021(unaudited) and June 30, 2020	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2021 and 2020 (unaudited)	F-3

Condensed Consolidated Statement of Changes in Stockholders’ Deficit for each of the three and nine months in the period ended March 31, 2021 and 2020 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2021 and 2020 (unaudited)	F-6

Notes to the condensed consolidated financial statements (unaudited)	F-7

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	June 30, 2020
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$14,439	$67,007
GST tax receivable	4,079	2,015

TOTAL CURRENT ASSETS	18,518	69,022

Security deposit - related party	2,285	2,067
Operating lease right-of-use assets, net - related party	2,397	21,682
Property and equipment, net	4,843	5,747

TOTAL ASSETS	$28,043	$98,518

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$950,131	$842,156
Accrued expenses and other payables	556,054	702,231
Convertible notes and related accrued interest, net of discounts and premiums	950,180	1,557,734
Operating lease liability - related party	7,833	25,072
Embedded conversion option liabilities	53,189	177,009
Due to former director - related party	33,867	30,639
Loans from directors and officer - related parties	56,366	50,993
Employee benefit liability	424,101	354,109

TOTAL CURRENT LIABILITIES	3,031,721	3,739,943

TOTAL LIABILITIES	$3,031,721	$3,739,943

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares authorized; 500,000 shares issued and outstanding as of March 31, 2021 and June 30, 2020	$5,000	$5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of March 31, 2021 and June 30, 2020	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized;4,968,824 and 258,120 shares issued and outstanding as of March 31, 2021 and June 30, 2020, respectively	4,969	258
Common stock issuable (130,098 and 0 shares as of March 31, 2021 and June 30, 2020, respectively)	130	-
Additional paid-in capital	53,007,522	50,913,893
Accumulated other comprehensive income	1,053,874	1,267,671
Accumulated deficit	(57,028,696)	(55,781,770)
Treasury stock (1 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(3,003,678)	(3,641,425)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$28,043	$98,518

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2021	2020	2021	2020

REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	373,834	542,093	913,124	2,751,478
Occupancy expenses	9,231	7,591	26,185	25,815
Research and development	44,887	57,484	145,898	122,893
TOTAL OPERATING EXPENSES	427,952	607,168	1,085,207	2,900,186

LOSS FROM OPERATIONS	(427,952)	(607,168)	(1,085,207)	(2,900,186)

OTHER INCOME (EXPENSE)
Interest expense	(102,901)	(384,804)	(420,017)	(1,506,111)
Interest income	-	137	1	143
Change in fair value of derivative liabilities	(55,158)	454,442	(7,156)	298,374
Gain from settlement of debt, net	48,390	-	48,390	-
Gain on extinguishment of debt, net	622	60,835	50,607	81,011
Foreign currency transaction gain (loss)	6,984	(2,135,421)	54,179	(2,053,010)
TOTAL OTHER EXPENSE, NET	(102,063)	(2,004,811)	(273,996)	(3,179,593)

LOSS BEFORE TAXES	(530,015)	(2,611,979)	(1,359,203)	(6,079,779)

Tax benefit	112,277	26,317	112,277	135,068

NET LOSS	$(417,738)	$(2,585,662)	$(1,246,926)	$(5,944,711)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.12)	$(348.75)	$(0.76)	$(1,794.90)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	3,452,810	7,414	1,631,175	3,312

NET LOSS	$(417,738)	$(2,585,662)	$(1,246,926)	$(5,944,711)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	29,723	2,281,569	(213,797)	2,215,762

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	29,723	2,281,569	(213,797)	2,215,762

TOTAL COMPREHENSIVE LOSS	$(388,015)	$(304,093)	$(1,460,723)	$(3,728,949)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR EACH OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 and 2020

(Unaudited)

	Preferred Stock						Common Stock				Accumulated
	Series A		Series B		Common Stock		Issuable		Additional		Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2019	500,000	$5,000	1	$-	968	$1	-	$-	$45,714,289	$(51,041,047)	$1,066,998	$(46,477)	$(4,301,236)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	182	-	-	-	123,713	-	-	-	123,713

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	73,235	-	-	-	73,235

Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	-	-	375,905	-	-	-	375,905

Issuance of common stock for services	-	-	-	-	20	-	-	-	39,800	-	-	-	39,800

Stock based compensation in connection with stock option grants and restricted stock unit grants	-	-	-	-	-	-	-	-	75,104	-	-	-	75,104

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	563,687	-	563,687

Net loss for the three months ended September 30, 2019	-	-	-	-	-	-	-	-	-	(1,491,940)	-	-	(1,491,940)

Balance at September 30, 2019	500,000	5,000	1	-	1,170	1	-	-	46,402,046	(52,532,987)	1,630,685	(46,477)	(4,541,732)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	1,065	1	-	-	219,465	-	-	-	219,466

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	86,970	-	-	-	86,970

Stock based compensation in connection with stock option grants and restricted stock unit grants	-	-	-	-	-	-	-	-	75,104	-	-	-	75,104

Stock based compensation in connection with fair value of warrants issued for services	-	-	-	-	-	-	-	-	984,810	-	-	-	984,810

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	(629,494)	-	(629,494)

Net loss for the three months ended December 31, 2019	-	-	-	-	-	-	-	-	-	(1,867,109)	-	-	(1,867,109)

Balance at December 31, 2019	500,000	5,000	1	-	2,234,901	2,235	-	-	47,768,395	(54,400,096)	1,001,191	(46,477)	(5,671,985)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	16,096,509	16,096			793,989	-	-	-	810,085

Reclassification of put premium upon debt conversion	-	-	-	-	-	-			222,981	-	-	-	222,981

Issuance of common stock for services	-	-	-	-	150,000	150			20,850	-	-	-	21,000

Stock based compensation in connection with stock option grants and restricted stock unit grants	-	-	-	-	-	-			75,104	-	-	-	75,104

Foreign currency translation gain	-	-	-	-	-	-			-	-	2,281,569	-	2,281,569

Net loss for the three months ended March 31, 2020	-	-	-	-	-	-	-	-	-	(2,585,662)	-	-	(2,585,662)

Balance at March 31, 2020	500,000	$5,000	1	$-	18,481,410	$18,481	-	$-	$48,879,086	$(56,985,758)	$3,282,760	$(46,477)	$(4,846,908)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR EACH OF THE THREE AND NINE MONTHS ENDED MARCH 31, 2021 and 2020

(Unaudited)

	Preferred Stock						Common Stock				Accumulated
	Series A		Series B		Common Stock		Issuable		Additional		Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2020	500,000	$5,000	1	$-	258,120	$258	-	$-	$50,913,893	$(55,781,770)	$1,267,671	$(46,477)	$(3,641,425)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	442,031	442	-	-	480,133	-	-	-	480,575

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	204,919	-	-	-	204,919

Issuance of common stock for exercise of warrants	-	-	-	-	15,445	15	-	-	201,029	-	-	-	201,044

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	20,718	-	-	-	20,718

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(75,755)	-	(75,755)

Net loss for the three months ended September 30, 2020	-	-	-	-	-	-	-	-	-	(425,545)	-	-	(425,545)

Balance at September 30, 2020	500,000	5,000	1	-	715,596	715	-	-	51,820,692	(56,207,315)	1,191,916	(46,477)	(3,235,469)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	702,623	703	-	-	141,126	-	-	-	141,829

Reversal of common stock issuable due to cancellation of conversions of convertible debt and accrued interest	-	-	-	-	(24,427)	(24)	-	-	(19,992)	-	-	-	(20,016)

Reversal of put premium upon cancellation of conversions of convertible debt	-	-	-	-	-	-	-	-	(11,785)	-	-	-	(11,785)

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	68,090	-	-	-	68,090

Issuance of common stock for cashless exercise of warrants	-	-	-	-	52,900	53	147,099	147	(200)	-	-	-	-

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	20,718	-	-	-	20,718

Vested restricted stock units	-	-	-	-	-	-	59	-	-	-	-	-	-

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(167,765)	-	(167,765)

Fractional difference due to the reverse stock-split	-	-	-	-	142	-	-	-	-	-	-	-	-

Net loss for the three months ended December 31, 2020	-	-	-	-	-	-	-	-	-	(403,643)	-	-	(403,643)

Balance at December 31, 2020	500,000	5,000	1	-	1,446,834	1,447	147,158	147	52,018,649	(56,610,958)	1,024,151	(46,477)	(3,608,041)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	2,341,733	2,342	130,039	130	389,328	-	-	-	391,800

Issuance of common stock for services	-	-	-	-	225,037	225	-	-	67,286	-	-	-	67,511

Issuance of common stock for exercise of warrants	-	-	-	-	8,125	8	-	-	324,992	-	-	-	325,000

Issuance of common stock for cashless exercise of warrants	-	-	-	-	947,095	947	(147,099)	(147)	(800)	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	187,349	-	-	-	187,349

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	20,718	-	-	-	20,718

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	29,723	-	29,723

Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	-	-	-	(417,738)	-	-	(417,738)

Balance at March 31, 2021	500,000	$5,000	1	$-	4,968,824	$4,969	130,098	$130	$53,007,522	$(57,028,696)	$1,053,874	$(46,477)	$(3,003,678)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,246,926)	$(5,944,711)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock and warrants for services	67,511	1,045,610
Foreign currency transaction loss (gain)	(54,179)	2,053,010
Depreciation expense	1,467	1,859
Amortization of debt discounts	130,418	537,868
Change in fair value of derivative liabilities	7,156	(298,374)
Gain on extinguishment of debt, net	(50,607)	(81,011)
Gain from settlement of debt, net	(48,390)	-
Stock option and restricted stock expense	62,154	225,312
Non-cash interest expense	12,750	3,000
Accretion of put premium	200,410	836,724
Changes in Assets and Liabilities:
GST receivable	(1,852)	192
Prepaid expenses and other assets	-	82,211
Accounts payable	110,878	207,071
Deferred rent	1,684	2,379
Employee benefit liability	32,685	23,205
Accrued expenses	(195,158)	(167,074)
Accrued interest	61,022	122,798
NET CASH USED IN OPERATING ACTIVITIES	(908,977)	(1,349,931)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	325,000	1,465,250
Repayments of convertible promissory notes	(43,000)	-
Proceeds from the exercise of warrants	526,044	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	808,044	1,465,250

Effect of exchange rate changes on cash	48,365	(90,756)

NET INCREASE (DECREASE) IN CASH	(52,568)	24,563

CASH AT BEGINNING OF PERIOD	67,007	2,394

CASH AT END OF PERIOD	$14,439	$26,957

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$13,601	$6,337
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$460,358	$383,186
Conversion of convertible notes and accrued interest to common stock	$921,085	$922,754
Discounts related to warrants issued with convertible notes	$-	$375,905
Discounts related to derivative liability	$-	$227,000
Issue and amortization of common stock and warrants for services	$-	$1,024,610
Operating lease right-of-use asset and operating lease liability recorded on adoption of ASC 842	$-	$46,696
Reversal of common stock issuable and put premium due to cancellation of conversions of convertible debt and accrued interest	$31,801	$-
Accounts payable reclass to convertible notes	$25,000	$-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of March 31, 2021, there has been no activity within this entity.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to better reflect the Company’s stage of operations and development.

In July 2020, a world first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 29 granted patents and 33 patents under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

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

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended March 31, 2021 and 2020 and cash flows for the nine months ended March 31, 2021 and 2020 and our financial position at March 31, 2021 have been made. The Company’s results of operations for the nine months ended March 31, 2021 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2021.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive subsidiary at March 31, 2021.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that these intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). Prior to July 1, 2020, the Company recorded the foreign currency transaction gains and losses from measuring the intercompany balances as a component of other income (expenses) as reflected in the condensed consolidated statements of operations. For the three and nine months ended March 31, 2021, the Company recognized an exchange gain of $164,807 and $1,076,309, respectively, on intercompany loans made by the parent to the subsidiary which have not been repaid as of March 31, 2021. The Company recorded foreign currency transaction loss of $2,135,421 and $2,053,010 during the three and nine months ended March 31, 2020, respectively, as reflected in the unaudited condensed consolidated statements of operations.

As of March 31, 2021 and June 30, 2020, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2021	June 30, 2020
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.7617	0.6891

Average exchange rate for the period
USD : AUD exchange rate	0.7398	0.6742

The change in Accumulated Other Comprehensive Income (Loss) by component during the nine months ended March 31, 2021 was as follows:

Foreign Currency Items:
Balance, June 30, 2020	$1,267,671
Foreign currency translation loss	(213,797)
Ending balance, March 31, 2021	$1,053,874

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Also see Note 11 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of March 31, 2021 or June 30, 2020.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through March 31, 2021 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

MARCH 31, 2021

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

As of March 31, 2021, and June 30, 2020, the Company was owed $4,079 and $2,015, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the three months ended March 31, 2021 and 2020 were $44,887 and $57,484, respectively. Total research and development costs for the nine months ended March 31, 2021 and 2020 were $145,898 and $122,893, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The Company may apply for research and development tax concessions with the Australian Taxation Office on an annual basis. Although the amount is possible to estimate at year end, the Australian Taxation Office may reject or materially alter the claim amount. Accordingly, the Company does not recognize the benefit of the claim amount until cash receipt since collectability is not certain until such time. The tax concession is a refundable credit. If the Company has net income, then the Company can receive the credit which reduces its income tax liability. If the Company has net losses, then the Company may still receive a cash payment for the credit, however, the Company’s net operating loss carryforwards are reduced by the gross equivalent loss that would produce the credit amount when the income tax rate is applied to that gross amount. The concession is recognized as tax benefit, in operations, upon receipt.

During each of the three months ended March 31, 2021 and 2020, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $112,277 and $26,317, respectively. During each of the nine months ended March 31, 2021 and 2020, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $112,277 and $135,068, respectively, which is reflected as a tax benefit in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

MARCH 31, 2021

(Unaudited)

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. Each holder of the notes has agreed to a 4.99% beneficial ownership conversion limitation (subject to certain noteholders’ ability to increase such limitation to 9.99% upon 60 days’ notice to the Company), and each note may not be converted during the first six-month period from the date of issuance. The securities for the period ended March 31, 2021 and 2020 were considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

	March 31, 2021	March 31, 2020
	(Unaudited)	(Unaudited)
Stock Options	60	60
Stock Warrants	127,595	1,975
Unvested restricted stock	59	117
Convertible Debt	3,538,288	104,064
Total	3,666,002	106,216

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the nine months ended March 31, 2021, the Company had no revenues, had a net loss of $1,246,926, and had net cash used in operations of $908,977. Additionally, as of March 31, 2021, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $3,013,203, $3,003,678 and $57,028,696, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issue date of this Quarterly Report.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2021 and June 30, 2020.

	March 31, 2021	June 30, 2020
	(Unaudited)
Office equipment at cost	$29,070	$26,299
Less: Accumulated depreciation	(24,227)	(20,552)

Total property, plant, and equipment	$4,843	$5,747

Depreciation expense for the three months ended March 31, 2021 and 2020 were $523 and $589, respectively. Depreciation expense for the nine months ended March 31, 2021 and 2020 were $1,467 and $1,859, respectively.

NOTE 4 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to director - related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at March 31, 2021 and June 30, 2020 is $33,867 and $30,639, respectively. The Company plans to repay the advances as its cash resources allow (see Note 9).

NOTE 5 – LOANS FROM DIRECTORS AND OFFICER – RELATED PARTY

Loans from the Company’s directors and officer at March 31, 2021 and June 30, 2020 were $56,366 and $50,993, respectively. The loans bear no interest and are all payable on demand. The Company did not repay any amount on these loans during the nine months ended March 31, 2021 (see Note 9).

NOTE 6 – CONVERTIBLE NOTES

The Company’s convertible notes outstanding at March 31, 2021 and June 30, 2020 were as follows:

	March 31, 2021	June 30, 2020
	(Unaudited)
Convertible notes and debenture	$610,347	$1,029,496
Unamortized discounts	(12,249)	(126,667)
Accrued interest	25,440	80,101
Premium, net	326,642	574,804
Convertible notes, net	$950,180	$1,557,734

Eagle Equities Financing Agreements

August 29, 2018 Securities Purchase Agreement

Effective August 29, 2018, the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “August 2018 Eagle Note”) from the Company in the aggregate principal amount of $105,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities any time after the six-month anniversary of the August 2018 Eagle Note. The transactions contemplated by the agreement closed on August 30, 2018. The maturity date of the August 29, 2018 Eagle Note was August 29, 2019. The August 2018 Eagle Note bore interest at a rate of 8% per annum, which interest was paid by the Company to Eagle Equities in shares of the Company’s common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the August 2018 Eagle Note. In April 2020, Eagle Equities agreed to waive the 24% default interest on this note. The note was fully converted to common stock in fiscal 2021.

October 2, 2018 Securities Purchase Agreement

Effective October 2, 2018, the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “October 2018 Eagle Note”) from the Company in the aggregate principal amount of $210,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities any time after the six-month anniversary of the October 2018 Eagle Note. The transactions contemplated by the purchase agreement closed on October 3, 2018. Pursuant to the terms of the purchase agreement, Eagle Equities deducted $10,000 from the principal payment due under the October 2018 Eagle Note, at the time of closing, to be applied to its legal expenses. The maturity date of the October 2018 Eagle Note was October 2, 2019. The October 2018 Eagle Note shall bore interest at a rate of 8% per annum, which interest was paid by the Company to Eagle Equities in shares of common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the October 2018 Eagle Note. In April 2020, Eagle Equities agreed to waive the 24% default interest on this note. The note was fully converted to common stock in fiscal 2020.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

November 30, 2018 Securities Purchase Agreement

Effective November 30, 2018, the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “November 2018 Eagle Note”) from the Company in the aggregate principal amount of $105,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities any time after the six-month anniversary of the November 2018 Eagle Note. The transactions contemplated by the purchase agreement closed on December 3, 2018. Pursuant to the terms of the purchase agreement, Eagle Equities deducted $5,000 from the principal payment due under the November 2018 Eagle Note, at the time of closing, to be applied to its legal expenses. The maturity date of the November 2018 Eagle Note was November 30, 2019. The November 2018 Eagle Note bore interest at a rate of 8% per annum, which interest shall be paid by the Company to Eagle Equities in shares of common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the November 2018 Eagle Note. In April 2020, Eagle Equities agreed to waive the 24% default interest on this note. The note was fully converted to common stock in fiscal 2020.

December 24, 2018 Securities Purchase Agreement

Effective December 24, 2018, the Company entered into a securities purchase agreement with Eagle Equities, pursuant to which Eagle Equities purchased a convertible promissory note (the “December 2018 Eagle Note”) from the Company in the aggregate principal amount of $126,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Eagle Equities any time after the six-month anniversary of the December 2018 Eagle Note. The transactions contemplated by the purchase agreement closed on December 24, 2018. Pursuant to the terms of the purchase agreement, Eagle Equities deducted $6,000 from the principal payment due under the December 2018 Eagle Note, at the time of closing, to be applied to its legal expenses. The Company used the net proceeds from the December 2018 Eagle Note to repay an outstanding convertible promissory note before such note became convertible. The maturity date of the December 2018 Eagle Note was December 24, 2019. The December 2018 Eagle Note bore interest at a rate of 8% per annum, which interest was paid by the Company to Eagle Equities in shares of common stock upon receipt of a notice of conversion by the Company from Eagle Equities at any time after the six-month anniversary of the December 2018 Eagle Note. Upon an event of default, principal and accrued interest would become immediately due and payable under the notes. Additionally, upon an event of default, both notes would accrue interest at a default interest rate of 24% per annum or the highest rate of interest permitted by law. In April 2020, Eagle Equities agreed to waive the 24% default interest on this note.

Eagle Equities had the option to convert all or any amount of the principal amount of the notes issued to Eagle Equities above, at any time, for shares of the Company’s common stock at a price ranging from 60% to 61% of the lowest closing bid price (the “Closing Bid Price”) of the Company’s common stock as reported on the OTC Markets Group, Inc. quotation system for the ten prior trading days, including the day upon which the Company receives a notice of conversion from Eagle Equities (the “Conversion Price”). However, in the event that the Company’s common stock was restricted by the Depository Trust Company for any reason, the Conversion Price was to be lowered to from 50% to 51% of the lowest Closing Bid Price for the duration of such restriction. If the Company failed to maintain a reserve of shares of its common stock at least two and a half times the number of shares issuable upon conversion of all the Eagle Notes for at least 60 days after the issuance of the notes issued to Eagle Equities, the conversion discount was to be increased by 10%. Notwithstanding the foregoing, Eagle Equities was restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Eagle Equities and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

The above notes issued to Eagle Equities were treated as stock settled debt under ASC 480 and accordingly, the Company recorded a total of $357,688 put premium, of which $224,131 and $133,557 were released to additional paid in capital following conversion of principal during the fiscal year to June 30, 2020 and the nine months ended March 31, 2021, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

The total principal amount outstanding under the above Eagle Equities financing agreements, specifically the August 29, 2018 and the December 24, 2018 agreements was $205,500 as of June 30, 2020 and accrued interest totaled $26,990. There were $0 outstanding principal and accrued interest under the above Eagle Equities financing agreements as of March 31, 2021 as a result of the fiscal 2021 conversions.

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

Both the October 2, 2018 GS Note and the October 2, 2018 GS Back End Note, which was funded on February 27, 2019, matured on October 2, 2019, upon which any outstanding principal and interest thereon is due and payable. The amounts cash funded plus accrued interest under both the October 2018 GS Note and the October 2018 GS Back End Note are convertibles into shares of the Company’s common stock, at any time after April 2, 2019, at a conversion price for each share of common stock equal to 61% of the lowest closing bid price of the Company’s common stock for the ten prior trading days including the day upon which a notice of conversion is received by the Company from GS Capital, subject to adjustment in certain events. The maturity date of the October 2, 2018 GS Back-Note was October 2019 and the notes were fully converted to common stock in fiscal 2020.

January 22, 2020 GS Capital Securities Purchase Agreements

Effective January 22, 2020, the Company entered into a securities purchase agreement with GS Capital, pursuant to which GS Capital purchased a convertible promissory note (the “January 22, 2020 GS Note”) from the Company in the aggregate principal amount of $58,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GS Capital any time after the six-month anniversary of the January 22, 2020 GS Capital Note. The January 22, 2020 GS Note contained an original discount of $3,500. The transactions contemplated by the GS Capital Securities Purchase Agreement closed on January 22, 2020. Pursuant to the terms of the GS Capital Securities Purchase Agreement, GS Capital deducted $2,500 from the principal payment due under the January 22, 2020 GW Note, at the time of closing, to be applied to its legal expenses and received net cash proceeds of $52,000 on January 28, 2020. The Company used the net proceeds from the January 22, 2020 GW Note for general working capital purposes. The maturity date of the January 22, 2020 GS Capital was January 22, 2021. The January 22, 2020 GS Capital Note bore interest at a rate of 10% per annum, which interest may be paid by the Company to GS Capital in shares of the Company’s common stock; but was not payable until the January 22, 2020 GS Capital Note became payable, whether at the maturity date or upon acceleration or by prepayment. The conversion price for the January 22, 2020 GS Capital Note was equal to a 40% discount of the lowest closing bid price (“Lowest Trading Price”) of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion, including the day upon which a Notice of Conversion is received.

Additionally, GS Capital had the option to convert all or any amount of the principal face amount of the January 22, 2020 GS Capital Note at any time from the date of issuance and ending on the later of the maturity date or the date the Default Amount was paid if an event of default occurs, which is an amount between 112% and 130% of an amount equal to the then outstanding principal amount of the January 22, 2020 GS Capital Note plus any interest accrued, for shares of the Company’s common stock at the then-applicable conversion price. The January 22, 2020 GS Note contained certain events of default, upon which principal and accrued interest would become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal would accrue at a default interest rate of 24% per annum.

The notes issued to GS capital above were treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $106,438 put premium which was expensed in fiscal 2020 of which $22,901 and $38,667 was released to additional paid in capital following conversion of principal during the year ended June 30, 2020 and the nine months ended March 31, 2021, respectively.

The Company recorded $8,802 of accrued interest and the total principal outstanding under the above GS Capital financing agreements was $58,000 as of June 30, 2020 following the conversion of $141,820 of principal and $76,397 of accrued interest during the year ended June 30, 2020. The total remaining principal outstanding and accrued interest under the above GS Capital financing agreements was $0 as of March 31, 2021 following conversion of $58,000 of principal and $8,508 of accrued interest during the nine months ended March 31, 2021.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

On March 15, 2021, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with the consultant whereby both parties agreed to settle all claims and liabilities under the August 10, 2017 Convertible note for a total of $100,000 in the form of a convertible note. All other terms of the August 10, 2017 Convertible Note shall remain in full force and effect. Both parties agree that all future penalties under this note are waived unless the Company fails to authorize to distribute the requested shares upon conversion. The Company has the right to pay off the balance of any remaining amounts dues under this note in cash at any time more than 60 days after March 15, 2021. Prior to the Settlement Agreement, the Company recorded total liabilities $56,762 consisting of remaining principal amount of $8,500, accrued interest of $23,262 and accrued expenses of $25,000. Accordingly, the Company recognized loss from settlement of debt of $43,238 during the nine months ended March 31, 2021 which is included in gain from settlement of debt, net in the accompanying unaudited condensed consolidated statements of operations.

The total principal outstanding after adjustment due to the settlement and accrued interest under the August 10, 2017 Convertible Note was $80,000 and $148, respectively, as of March 31, 2021 following conversion of $20,000 of principal during the nine months ended March 31, 2021.

Power Up Lending Group Financing Agreements

November 26, 2019 Securities Purchase Agreement

Effective November 26, 2019, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), pursuant to which Power Up purchased a convertible promissory note (the “November 26, 2019 Power Up Note”) from the Company in the aggregate principal amount of $43,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Power Up. The transaction closed on November 22, 2019 and the Company received payment on December 3, 2019 in the amount of $40,000, net of $2,500 paid directly toward legal fees and $500 to Power Up for due diligence fees. The maturity date of the November 26, 2019 Power Up Note was November 26, 2020. The November 26, 2019, Power Up Note bore interest at a rate of 8% per annum, which interest was paid by the Company to Power Up in shares of the Company’s common stock but was not payable until the November 26, 2019 Power Up Note became payable, whether at the maturity date or upon acceleration or by prepayment. The note was fully converted in fiscal 2020.

January 7, 2020 Power Up Lending Group Securities Purchase Agreement

Effective January 7, 2020, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), pursuant to which Power Up purchased a convertible promissory note (the “January 7, 2020 Power Up Note”) from the Company in the aggregate principal amount of $75,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Power Up. The transaction closed on January 7, 2020 and the Company received payment on January 13, 2020 in the amount of $72,000, net of $2,500 paid directly toward legal fees and $500 to Power Up for due diligence fees. The maturity date of the January 7, 2020 Power Up Note was January 7, 2021. The January 7, 2020, Power Up Note bore interest at a rate of 8% per annum, which interest was paid by the Company to Power Up in shares of the Company’s common stock, but not payable until the January 7, 2020 Power Up Note became payable, whether at the maturity date or upon acceleration or by prepayment.

March 12, 2020 Power Up Lending Group Securities Purchase Agreement

Effective March 12, 2020, the Company entered into a securities purchase agreement with Power Up Lending Group Ltd. (“Power Up”), pursuant to which Power Up purchased a convertible promissory note (the “March 12, 2020 Power Up Note”) from the Company in the aggregate principal amount of $43,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Power Up. The transaction closed on March 12, 2020 and the Company received payment on March 5, 2020 in the amount of $40,000, net of $2,500 paid directly toward legal fees and $500 to Power Up for due diligence fees. The maturity date of the March 12, 2020 Power Up Note was March 12, 2021. The March 12, 2020, Power Up Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Power Up in shares of the Company’s common stock but was not payable until the March 12, 2020 Power Up Note became payable, whether at the maturity date or upon acceleration or by prepayment.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

All the notes issued above to Power Up contained certain events of default, upon which principal and accrued interest would become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal would accrue at a default interest rate of 22% per annum.

Additionally, Power Up had the option to convert all or any amount of the principal face amount of the notes issued to Power Up, starting on certain dates as defined in the note agreements and ending on the later of the maturity date or the date the Default Amount is paid if an event of default occurs, which was an amount equal to 150% of an amount equal to the then outstanding principal amount of the notes plus any interest accrued, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the above Power Up notes was $3,050, subject to certain Market Price (as defined below) adjustment. If the Market Price was greater than or equal to $5,000, the conversion price was to be the greater of 65% of the Market Price (“Variable Conversion Price”) and $3,050. In the event Market Price was less than $5,000, the conversion price was to be the Variable Conversion Price. As defined in the note agreements, the “Market Price” was the average of the lowest three closing bid prices during the ten day trading period prior to and including the day the Company receives a notice of conversion from Power Up on the electronic quotation system or applicable principal securities exchange or trading market or, if no closing bid price of such security is available in any of the foregoing manners, the average of the closing bid prices of any market makers for such security that are listed in the “pink sheets” during the ten prior trading days, including the day upon which the Company receives a notice of conversion from Power Up. Notwithstanding the foregoing, Power Up was restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Power Up and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. An aggregate initial total of $422,557 of these notes were bifurcated with the embedded conversion option recorded as derivative liabilities at fair value.

The total principal amount outstanding under the above Power Up financing agreements, specifically the January 7, 2020 and March 12, 2020 Power Up Notes, was $118,000 and accrued interest of $3,903 as of June 30, 2020. The total principal amount outstanding under the above Power Up financing agreement, specifically the January 7, 2020 and March 12, 2020 Power Up Notes, was $0 and accrued interest of $0 as of March 31, 2021 following repayment in cash of $43,000 of the principal balance and $1,816 of accrued interest and conversions into common stock during the nine months ended March 31, 2021. Accordingly, there was no outstanding principal balance as of March 31, 2021.

Odyssey Capital Financing Agreements

July 30, 2019 Securities Purchase Agreement

Effective July 30, 2019, the Company entered into a securities purchase agreement with Odyssey Capital Funding LLC, (“Odyssey”), pursuant to which Odyssey purchased a convertible promissory note (the “July 30, 2019 Odyssey Note”) from the Company in the aggregate principal amount of $320,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Odyssey. The July 30, 2019 Odyssey Note contains an original discount of $25,000. The transaction closed on July 30, 2019 and the Company received payment on August 1, 2019 in the amount of $295,000, of which $10,000 was paid directly toward legal fees, resulting in net cash proceeds of $285,000. The maturity date of the July 30, 2019 Odyssey Note was July 30, 2020. The July 2019 Odyssey Note bore interest at a rate of 10% per annum, which interest may be paid by the Company to Odyssey in shares of the Company’s common stock but was not payable until the July 30, 2019 Odyssey Note became payable, whether at the maturity date or upon acceleration or by prepayment. The July 30, 2019 Odyssey Note contained certain events of default, upon which principal and accrued interest would become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal would accrue at a default interest rate of 24% per annum. The note was treated as stock settled debt under ASC 480 and accordingly the Company recorded a $172,308 put premium.

Additionally, Odyssey had the option to convert all or any amount of the principal face amount of the July 30, 2019 Odyssey Note, starting on January 31, 2020 and ending on the later of the maturity date or the date the Default Amount was paid if an event of default occurred, which was an amount equal to 120% of an amount equal to the then outstanding principal amount of the July 30, 2019 Odyssey Note plus any interest accrued from July 30, 2019 at the default interest rate of 24% per annum for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the July 30, 2019 Odyssey Note was equal to 65% of the lowest closing bid price of the Common Stock as reported on the OTC Markets on which the Company’s shares were then traded or any exchange upon which the Common Stock may be traded in the future, for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

Auctus Fund Financing Agreements

August 30, 2019 Securities Purchase Agreement

Effective August 30, 2019, the Company entered into a securities purchase agreement with Auctus Fund, LLC (“Auctus”), pursuant to which Auctus purchased a convertible promissory note (the “August 30, 2019 Auctus Note”) from the Company in the aggregate principal amount of $550,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Auctus. The transaction closed on August 30, 2019 and the Company received payment on September 4, 2019 in the amount of $550,000, of which $5,000 was paid directly toward legal fees and $40,000 to Auctus for due diligence fees resulting in net cash proceeds of $505,000. The maturity date of the August 30, 2019 Auctus Note was August 30, 2020 and is currently past due. The August 30, 2019 Auctus Note bears interest at a rate of 10% per annum, but not payable until the August 30, 2019 Auctus Note became payable, whether at the maturity date or upon acceleration or by prepayment. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $366,667 put premium. The August 30, 2019 Auctus Note may not be prepaid without the written consent of Auctus. Any amount of principal or interest which is not paid when due shall bear interest at the rate of 24% per annum.

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

The August 30, 2019 Auctus Note contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

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

The total principal amount outstanding under the above Auctus financing agreement, specifically the August 30, 2019 Auctus Note, was $124,067 and accrued interest of $391 as of March 31, 2021 following conversion of $234,898 of the principal balance and $32,838 of accrued interest during the nine months ended March 31, 2021. Accordingly, $156,598 of the put premium was released in respect of the August 30, 2019 Auctus Note during the nine months ended March 31, 2021 following conversion of the principal balance.

GW Holdings Securities Purchase Agreements

October 1, 2019 Securities Purchase Agreement

Effective October 1, 2019, the Company entered into a securities purchase agreement with GW Holdings, pursuant to which GW Holdings purchased a convertible promissory note (the “October 1, 2019 GW Note”) from the Company in the aggregate principal amount of $131,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GW Holdings any time after the six-month anniversary of the October 1, 2019 GW Holdings Note. The transactions contemplated by the GW Holdings Securities Purchase Agreement closed on October 1, 2019. Pursuant to the terms of the GW Holdings Securities Purchase Agreement, the lender deducted $6,000 from the principal payment due under the October 1, 2019 GW Note, at the time of closing, to be applied to its legal expenses. The Company used the net proceeds of $125,000 from the October 1, 2019 GW Note for general working capital purposes. The maturity date of the October 1, 2019 GW Holdings was October 1, 2020 and is currently past due. The October 1, 2019 GW Holdings Note bore interest at a rate of 8% per annum, which interest was paid by the Company to GW Holdings in shares of the Company’s common stock; but was not payable until the October 1, 2019 GW Holdings Note became payable, whether at the maturity date or upon acceleration or by prepayment.

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

The above notes issued to GW Holdings contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

Additionally, GW Holdings has the option to convert all or any amount of the principal face amount of the notes issued to GW Holdings at any time from the date of issuance and ending on the later of the maturity date or the date the Default Amount is paid if an event of default occurs, which is an amount between 110% and 150% of an amount equal to the then outstanding principal amount of such notes plus any interest accrued, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the above GW Holdings notes shall be equal to a 40% discount of the lowest closing bid price (“Lowest Trading Price”) of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion, including the day upon which a Notice of Conversion is received. Notwithstanding the foregoing, GW Holdings shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by GW Holdings and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock which may be increased up to 9.99% upon 60 days prior written notice by the GW Holdings to the Company.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

These notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $174,666 put premium.

The total principal amount outstanding under the above October 1, 2019 GW Holdings financing agreement was $30,000 and accrued interest of $1,776 as of June 30, 2020 following conversion of $101,000 of the principal balance and $5,082 of accrued interest during the year ended June 30, 2020. Accordingly, $67,333 of the put premium was reclassed to additional paid in capital during the year ended June 30, 2020 following conversion of the principal balance. This note was fully converted into common stock in fiscal 2021.

The total principal amount outstanding under the above December 10, 2020 GW Holdings financing agreement, was $131,000 and accrued interest of $3,187 as of March 31, 2021 following conversion of $30,000 of the principal balance and $3,877 of accrued interest during the nine months ended March 31, 2021. Accordingly, $20,000 of the put premium was reclassed to additional paid in capital in respect of the October 1, 2019 GW Holdings Note during the nine months ended March 31, 2021 following conversion of the principal balance.

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

MARCH 31, 2021

(Unaudited)

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

The total principal amount outstanding under the above Crown Bridge financing agreement was $65,280 and accrued interest of $7,232 as of as of June 30, 2020 following conversion of $42,720 of the principal balance during the year ended June 30, 2020. Accordingly, $28,480 of the put premium was released in respect of the October 3, 2019 Crown Bridge Note during the year ended June 30, 2020 following conversion of the principal balance.

The total principal amount outstanding under the above Crown Bridge financing agreement was $65,280 and accrued interest of $12,087 as of as of March 31, 2021.

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

Ader Alef Securities Purchase Agreements

Effective January 13, 2020, the Company entered into a securities purchase agreement with Ader Alef, pursuant to which Ader Alef purchased a convertible promissory note (the “January 13, 2020 Ader Alef Note”) from the Company in the aggregate principal amount of $110,250, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Ader Alef any time after the six-month anniversary of the January 13, 2020 Ader Alef Note. The January 13, 2020 Ader Alef Note contained an original discount of $5,250. The transactions contemplated by the Ader Alef Securities Purchase Agreement closed on January 13, 2020. Pursuant to the terms of the Ader Alef Securities Purchase Agreement, Ader Alef deducted $5,000 from the principal payment due under the January 13, 2020 Ader Alef Note at the time of closing, to be applied to its legal expenses and the Company received net cash proceeds of $100,000 on January 15, 2020. The Company used the net proceeds from the January 13, 2020 Ader Alef Note for general working capital purposes. The maturity date of the January 13, 2020 Ader Alef was January 13, 2021. The January 13, 2020 Ader Alef Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Ader Alef in shares of the Company’s common stock; but was not payable until the January 13, 2020 Ader Alef Note became payable, whether at the maturity date or upon acceleration or by prepayment.

Additionally, Ader Alef had the option to convert all or any amount of the principal face amount of the January 13, 2020 Ader Alef Note at any time from the date of issuance and ending on the later of the maturity date or the date the Default Amount was paid if an event of default occurs, which was an amount between 120% and 150% of an amount equal to the then outstanding principal amount of the January 13, 2020 Ader Alef Note plus any interest accrued, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the January 13, 2020 Ader Alef Note during the first 6 months the January 13, 2020 Ader Alef Note was fixed at $2.50 and thereafter would be equal to a 35% discount of the lowest closing bid price (“Lowest Trading Price”) of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion, including the day upon which a Notice of Conversion was received. Notwithstanding the foregoing, Ader Alef was restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Ader Alef and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock which may be increased up to 9.99% upon 60 days prior written notice by the Ader Alef to the Company. The note was treated as stock settled debt under ASC 480 and accordingly the Company recorded a $59,365 put premium.

The January 13, 2020 Ader Alef Note contained certain events of default, upon which principal and accrued interest would become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal would accrue at a default interest rate of 24% per annum, or if such rate was usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above Ader Alef financing agreement was $110,250 and accrued interest of $4,073 as of June 30, 2020. The total principal amount outstanding and accrued interest under the above Ader Alef financing agreement was $0 as of as of March 31, 2021 following conversion of $110,250 of the principal balance and $7,493 accrued interest during the nine months ended March 31, 2021. Accordingly, $59,365 of the put premium was released in respect of the Ader Alef Note during the nine months ended March 31, 2021 following conversion of the principal balance.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

LG Capital Securities Purchase Agreements

Effective February 19, 2020, the Company entered into a securities purchase agreement with LG Capital Funding, LLC (“LG Capital”), pursuant to which LG Capital purchased a convertible promissory note (the “February 19, 2020 LG Capital Note”) from the Company in the aggregate principal amount of $75,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of LG Capital any time after the six month anniversary of the February 19, 2020 LG Capital Note. The February 19, 2020 LG Capital Note contained an original discount of $3,750. The transactions contemplated by the LG Capital Securities Purchase Agreement closed on March 4, 2020. Pursuant to the terms of the LG Capital Securities Purchase Agreement, LG Capital deducted $2,500 from the principal payment due under the February 19, 2020 LG Capital Note at the time of closing, to be applied to its legal expenses and the Company received net cash proceeds of $71,250 on March 25, 2020. The Company used the net proceeds from the February 19, 2020 LG Capital Note for general working capital purposes. The maturity date of the February 19, 2020 LG Capital Note was February 19, 2021. The February 19, 2020 LG Capital Note bore interest at a rate of 8% per annum, which interest was paid by the Company to LG Capital in shares of the Company’s common stock; but was not payable until the February 19, 2020 LG Capital Note became payable, whether at the maturity date or upon acceleration or by prepayment.

During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under the February 19, 2020 LG Capital Note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 112% to 135% as defined in the note agreement. After this initial 180-day period, the Company did not have a right to prepay the February 19, 2020 LG Capital Note.

The conversion price for the February 19, 2020 LG Capital Note during the first 6 months the February 19, 2020 LG Capital Note was fixed at $500 and thereafter was equal to a 35% discount of the lowest closing bid price (“Lowest Trading Price”) of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion, including the day upon which a Notice of Conversion was received. Notwithstanding the foregoing, LG Capital was restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by LG Capital and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. The note was treated as stock settled debt under ASC 480 and accordingly the Company recorded a $40,385 put premium.

The February 19, 2020 LG Capital Note contained certain events of default, upon which principal and accrued interest would become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal would accrue at a default interest rate of 24% per annum, or if such rate was usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the above LG Capital financing agreement was $75,000 and accrued interest of $2,164 as of June 30, 2020. The total principal amount outstanding and accrued interest under the above LG Capital financing agreement was $0 as of March 31, 2021 following conversion of $75,000 of the principal balance and $5,421 accrued interest during the nine months ended March 31, 2021. Accordingly, $40,385 of the put premium was released in respect of the February 19, 2020 LG Capital Note during the nine months ended March 31, 2021 following conversion of the principal balance.

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

December 2, 2020 Securities Purchase Agreement

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

January 5, 2021 Securities Purchase Agreement

Effective January 5, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc., pursuant to which Geneva Roth purchased a convertible promissory note (the “January 5, 2021 Geneva Roth”) from the Company in the aggregate principal amount of $68,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Geneva Roth any time after the six-month anniversary of the January 5, 2021 Geneva Roth. The January 5, 2021 Geneva Roth contains an original issue discount of $3,500. The Company intends to use the net proceeds from the January 5, 2021 Geneva Roth for general working capital purposes. The maturity date of the January 5, 2021 Geneva Roth Note is January 5, 2022. The January 5, 2021 Geneva Roth Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Geneva Roth in shares of the Company’s common stock; but shall not be payable until the January 5, 2021 Geneva Roth Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

March 16, 2021 Securities Purchase Agreement

Effective March 16, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc., pursuant to which Geneva Roth purchased a convertible promissory note (the “March 16, 2021 Geneva Roth”) from the Company in the aggregate principal amount of $63,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Geneva Roth any time after the six-month anniversary of the March 16, 2021 Geneva Roth. The March 16, 2021 Geneva Roth contains an original discount of $3,500. The Company intends to use the net proceeds from the March 16, 2021 Geneva Roth for general working capital purposes.

The maturity date of the March 16, 2021 Geneva Roth Note is March 16, 2022. The March 16, 2021 Geneva Roth Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Geneva Roth in shares of the Company’s common stock; but shall not be payable until the March 16, 2021 Geneva Roth Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the above notes issued to Geneva Roth, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 129% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such notes.

The conversion price for the above Geneva Roth notes shall be equal to a 35% discount of the market price which means the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, Geneva Roth shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Geneva Roth and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. These notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $113,077 put premium for the three notes.

The above Geneva Roth notes contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amounts outstanding under the above Geneva Roth financing agreements were $210,000 and accrued interest of $3,519 as of March 31, 2021.

Amortization of debt discounts

The Company recorded $16,000 and $728,904 of debt discounts (including warrants, derivatives, debt issue costs and original issue discounts) related to the above note issuances during the nine months ended March 31, 2021 and 2020, respectively. The Company recorded $200,410 and $836,724 of put premiums related to the above note issuances during the nine months ended March 31, 2021 and 2020, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the three months ended March 31, 2021 and 2020 was $4,119 and $230,783, respectively. Amortization of all debt discounts for the nine months ended March 31, 2021 and 2019 was $130,418 and $537,868, respectively.

The Company reclassified $448,573, net of reversal of put premium upon cancellation of conversion notices by two lenders and $383,186 in put premiums to additional paid in capital following conversions during the nine months ended March 31, 2021 and 2020, respectively.

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

MARCH 31, 2021

(Unaudited)

Preferred Stock

The total number of shares of preferred stock that the Company is authorized to issue is 1,500,005, $0.01 par value per share. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

Of the total preferred shares authorized, 500,000 have been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on December 9, 2014. James Nathanielsz, the Company’s Chief Executive Officer and Chief Financial Officer, beneficially owns all of the outstanding shares of Series A Preferred Stock via North Horizon Pty Ltd., which entitles him, as a holder of Series A Preferred Stock, to vote on all matters submitted or required to be submitted to a vote of the Company’s stockholders, except election and removal of directors, and each share of Series A Preferred Stock entitles him to two votes per share of Series A Preferred Stock. North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer, Chief Financial Officer and a director of our Company, has voting and investment power over these shares. 500,000 shares of Series A Preferred Stock are issued and outstanding as of March 31, 2021 and June 30, 2020.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on June 16, 2015, up to five shares have been designated as Series B Preferred Stock (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of March 31, 2021 and June 30, 2020. Mr. Nathanielsz directly beneficially owns such one share of Series B Preferred Stock.

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued during the nine months ended March 31, 2021 and in the fiscal year 2020.

Common Stock:

Shares issued for conversion of convertible debt

From July 1, 2020 through March 31, 2021, the Company issued an aggregate of 3,461,961 shares of its common stock and 130,039 common stock issuable at an average contractual conversion price of $0.28, ranging from $0.13 to $2.00, as a result of the conversion of principal of $808,648, interest of $92,420 and conversion fees $12,750 underlying certain outstanding convertible notes converted during such period. The total recorded to equity was $1,014,204 prior to the reversal of unissued shares and loss of extinguishment discussed below. Accordingly, there remains 130,039 shares of common stock to be issued as of March 31, 2021.

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

Converted notes totaling principal amount of $95,000 and accrued interest of $3,000 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $178,368 resulting in a loss on extinguishment at the time of conversion of $80,368 and $130,975 of derivative fair value was recorded as a gain on extinguishment at the time of conversion. The Company reclassified $448,573, net of reversal of put premium upon cancellation of conversion notices by two lenders discussed above, to additional paid in capital following conversions during the nine months ended March 31, 2021.

The Company has 801,162,107 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at March 31, 2021.

Shares issued for services

During the three months ended March 31, 2021, the Company issued an aggregate of 225,037 shares of the Company’s common stock to a consultant for services rendered from January 1, 2021 to March 22, 2021. The Company issued 225,037 shares of the Company’s common stock valued at $0.30 per share, being the closing price of the stock on the date of grant to such consultant, or $67,511. The Company recorded $67,511 of consulting expense with respect to such shares of its common stock during the nine months ended March 31, 2021.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Shares issued for exercise of warrants

During the nine months ended March 31, 2021, the Company received aggregate gross proceeds of $526,044 from the exercise of 10,445 prefunded warrants and 13,125 Series B Warrants resulting in the issuance of 23,570 shares of common stock. Additionally, the Company issued 999,995 shares of common stock from the alternate cashless exercise of 4 Series A and 1 Series C warrants.

Warrants:

The following table summarizes warrant activity for the nine months ended March 31, 2021:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at June 30, 2020	151,170	$150.00
Issued	-	-
Exercised	(23,575)	22.36
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2021	127,595	$172.80

Exercisable at March 31, 2021 (1)	76,971	$286.44
Outstanding and Exercisable:

Weighted average remaining contractual term	2.02
Aggregate intrinsic value	$0

(1)	Series C warrants shall be exercisable ratably upon exercise of Series B warrants.

Exercise of Warrants

During the nine months ended March 31, 2021, the Company received aggregate gross proceeds of $526,044 from the exercise of 10,445 prefunded warrants and 13,125 Series B Warrants. Additionally, the Company issued 999,995 shares of common stock from the alternate cashless exercise of 4 Series A and 1 Series C warrants.

Options:

A summary of the Company’s option activity during the nine months ended March 31, 2021 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price Per Share
Outstanding at June 30, 2020	60	$76,370.00
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2021	60	$76,370.00

Exercisable at March 31, 2021	21	$210,426.14
Outstanding and Exercisable:

Weighted average remaining contractual term	7.97
Weighted average fair value of options granted during the period	$-
Aggregate intrinsic value	$-

During the three months ended March 31, 2021 and 2020, the Company recognized stock-based compensation of $20,718 and $20,718, respectively related to vested stock options. During the nine months ended March 31, 2021 and 2020, the Company recognized stock-based compensation of $62,154 and $62,155, respectively related to vested stock options. There was $93,233 of unvested stock option expense as of March 31, 2021 that will be recognized through May 2022 or 1.12 years.

No stock options were granted during the nine months ended March 31, 2021.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

On September 26, 2019, a complaint was filed against the Company with Supreme Court of the State of New York, County of New York, by Foley Shechter Ablovatskiy LLP (“Foley Shechter”), our former counsel, seeking $151,031 in professional fees allegedly owed, in addition to interest and costs of suit.. The Company filed an answer, together with affirmative defenses and counterclaims. Certain amounts related to this claim were included in accounts payable and accrued expenses in the accompanying unaudited consolidated financial statements. On March 22, 2021, the Company entered into a settlement agreement with Foley Shechter whereby both parties agreed to settle all claims for professional fees owed for a total of $51,032. The Company paid the settlement amount of $51,032 on March 22, 2021. Prior to the settlement agreement, the Company recorded total accounts payable and accrued expenses $142,660. Accordingly, the Company recognized gain from settlement of debt of $91,628 during the nine months ended March 31, 2021.

Regal Consulting, LLC (“Regal”) initiated litigation against the Company in Clark County District Court, Nevada. Regal was demanding approximately $400,000 and 60 shares of the Company’s common stock as payment for services that Regal purports to have performed. Regal additionally claimed that $106,500 remained due on a Convertible Note executed by the Company in May of 2017 and asserted that it was owed in excess of $100,000 in penalties in connection with the Company’s refusal to honor certain Conversion Notices. The Company filed an Answer and Counterclaim, denying liability and alleging that Regal procured by fraud the Company’s execution of various consulting agreements and additionally failed to provide the consulting services contemplated by said agreements. On December 23, 2020, the parties mediated their dispute and negotiated a settlement agreement. On March 15, 2021, the Company entered into a Settlement and Mutual Release Agreement with Regal whereby both parties agreed to settle all claims and liabilities under the August 10, 2017 Convertible note (see Note 6) for a total of $100,000. All other terms of the August 10, 2017 Convertible Note shall remain in full force and effect. Both parties agree that all future penalties under this convertible note are waived unless the Company fails to authorize the issuance of the requested shares upon conversion. The Company has the right to pay off the balance of any remaining amounts dues under this convertible note in cash at any time 61 days after March 15, 2021. Prior to the Settlement Agreement, the Company recorded total liabilities $56,762 consisting of remaining principal amount of $8,500, accrued interest of $23,262 and accrued expenses of $25,000. Accordingly, the Company recognized loss from settlement of debt of $43,238 during the nine months ended March 31, 2021.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

ROU is summarized below:

March 31, 2021
Office lease ROU	$48,662
Less accumulated reduction	(46,265)
Balance of ROU asset	$2,397

Operating lease liability related to the ROU asset is summarized below:

March 31, 2021
Office lease liability	$48,662
Reduction of lease liability	(40,829)
Total	$7,833

Future Minimum lease payments under non-cancelable operating lease at March 31, 2021 are as follows:

Fiscal Year 2021	$7,846
Imputed interest	(13)
Total operating lease liability	$7,833

Collaboration Agreement

On September 13, 2018, the Company entered into a two-year collaboration agreement with the University of Jaén (the “University”) to provide certain research services to the Company, which agreement will be extended. In consideration of such services, the Company agreed to pay the University approximately 52,000 Euros ($59,508 USD) in year one and a maximum of 40,000 Euros ($45,775 USD) in year two. The Company paid 31,754 Euros ($36,117 USD) in 2019 and has accrued 28,841 Euros ($30,316 USD) as of March 31, 2021. Additionally, in exchange for full ownership of the intellectual property the Company agreed to pay royalties of 2% of net revenues to the University. On October 1, 2020, the Company entered into another two-year collaboration agreement with the University of Jaén to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the University approximately 30,000 Euros ($35,145 USD) which shall be paid in four installment payment of 5,000 Euros in November 2020, 5,000 Euros ($5,858) in March 2021, 10,000 Euros ($11,715) in December 2021 and 10,000 Euros ($11,715) in September 2022. Additionally, the University shall hire and train a doctoral student for this project and as such the Company shall pay the University 25,837 Euros ($30,268 USD). In exchange for full ownership of the intellectual property the Company agreed to pay royalties of 2% of net revenues to the University.

NOTE 9 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors. These transactions have included the following:

As of March 31, 2021 and June 30, 2020, the Company owed a current and a former director a total of $56,366 and $50,993, respectively, for money loaned to the Company throughout the years. The total loans balance owed at March 31, 2021 and June 30, 2020 is not interest bearing (See Note 5 – Loans from Directors and Officer – Related Party).

As of March 31, 2021 and June 30, 2020, the Company owed its former director a total of $33,867 and $30,639, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 4 – Due to Former Director – Related Party).

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease has a five-year term expiring May 2021 and provides for annual rental payments of $39,600 AUD or $28,325 USD, which includes $3,600 AUD or $2,575 USD of goods and service tax for total payments of $198,000 AUD or $141,629 USD during the term of the lease. As of March 31, 2021, total payments of $10,283 AUD or $7,833 USD remain on the lease. As of March 31, 2021, total rent payable of $76,752 AUD ($58,462 USD) is included in accrued expenses in the accompanying consolidated balance sheet. (See Note 8 – Commitments and Contingencies)

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Employment and Services Agreements with Management

The Company and Mr. Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement was scheduled to expire on February 25, 2019; however, the term of the Nathanielsz Employment Agreement automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of its intent not to renew. The Nathanielsz Employment Agreement continues in effect as of March 31, 2021 as amended May 14, 2019 (see below). The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually or $205,680 USD) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion. Pursuant to the Nathanielsz Employment Agreement, Mr. Nathanielsz is entitled to an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Company’s board of directors based upon the performance of the Company. On March 16, 2018, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $300,000 AUD ($205,680 USD) to $400,000 AUD ($274,240 USD), effective February 2018.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive part-time employee of the Company since October 2015. Effective February 1, 2018, Mrs. Nathanielsz receives an annual salary of $120,000 AUD ($80,904 USD) and is entitled to customary benefits.

Pursuant to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the nine months ended March 31, 2021, a total of $34,601 AUD ($26,356 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance.

Pursuant to the approval of the Company’s board of directors, on May 14, 2019, Mr. Nathanielsz was granted a $460,000 AUD ($315,376 USD) bonus for accomplishments achieved while serving as the Company’s Chief Executive Officer during the fiscal year ended June 30, 2019 with $200,000 AUD ($137,120 USD) of such bonus payable by the Corporation to the CEO throughout the Corporation’s 2019 fiscal year as the Corporation’s cash resources allow, with the remaining $260,000 AUD ($178,256 USD) of such bonus to be deferred by the CEO until a future date when the Corporation’s cash resources allow for such payment, as agreed to by the CEO. A total of $90,000 AUD ($64,377 USD) in payments were made in the year ended June 30, 2019. On July 13, 2020, the Board approved a bonus of $240,000 AUD being equal to 60% of Mr. Nathanielsz base salary which was accrued as of June 30, 2020. A total of $202,620 AUD ($136,606 USD) in payments were made against the bonuses during the year ended June 30, 2020 which resulted to a remaining balance of $407,380 AUD ($280,726 USD) bonus payable as of June 30, 2020. A total of $171,890 AUD ($127,165 USD) in payments were made against the bonuses during the nine months ended March 31, 2021 resulting to a remaining balance of $235,490 AUD ($179,372 USD) bonus payable as of March 31, 2021 which is included in accrued expenses in the accompanying consolidated balance sheet.

Amended and Restated Employment Agreement - On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with James Nathanielsz, the Company’s Chief Executive Officer, Chairman, acting Chief Financial Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD. Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase 39 shares of the Company’s common stock (the “Nathanielsz Options”), with an exercise price per share of $4,675 (110% of the closing market price of the Company’s common stock on May 14, 2019 (or $4,250), the date of approval of such grant by the Company’s board of directors), (ii) 39 restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and (iii) an additional 39 restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Company’s board of directors on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. 1/3rd of the Nathanielsz Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Mr. Nathanielsz is employed by the Company and subject to the other provisions of the Employment Agreement. The Initial Nathanielsz RSUs shall vest on the one-year anniversary of the Effective Date, subject to Mr. Nathanielsz’s continued employment with the Company through such vesting date. The Additional Nathanielsz RSUs will vest as follows, subject to Mr. Nathanielsz’s continued employment with the Company through the applicable vesting date: (i) 7.80 of the Additional Nathanielsz RSUs shall vest upon the Company submitting Clinical Trial Application (the “CTA”) for PRP, the Company’s lead product candidate (“PRP”), for a First-In-Human study for PRP (the “Study”) in an applicable jurisdiction to be selected by the Company, (ii) 7.80 of the Additional Nathanielsz RSUs shall vest upon the CTA being approved in an applicable jurisdiction, (iii) 7.80 of the Additional RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iv) 7.80 of the Additional Nathanielsz RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (v) the remaining 7.80 of the Additional Nathanielsz RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested restricted stock unit shall be settled by delivery to Mr. Nathanielsz of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the 2019 Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Employment Agreement), (ii) the date that is ten business days following the vesting of such restricted stock unit, (iii) the date of Mr. Nathanielsz’s death or Disability (as defined in the Employment Agreement), and (iv) Mr. Nathanielsz’s employment being terminated either by the Company without Cause or by Mr. Nathanielsz for Good Reason (each as defined in the Employment Agreement). In the event of a Change of Control, any unvested portion of the Nathanielsz Options and such restricted stock units shall vest immediately prior to such event. The 39 vested restricted stock unit are considered issuable as of March 31, 2021.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Amended and Restated Services Agreement - On May 14, 2019, the Company also entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD. In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase 20 shares of the Company’s common stock (the “Kenyon Options”), with an exercise price per share of $4,250 (100% of the closing market price of the Company’s common stock on May 14, 2019, the date of approval of such grant by the Company’s board of directors), (ii) 20 restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional 20 restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Company’s board of directors on the Effective Date. The Kenyon Options have a term of 10 years from the date of grant. 1/3rd of the Kenyon Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Dr. Kenyon is employed by the Company and subject to the other provisions of the Services Agreement. The Initial Kenyon RSUs shall vest on the one-year anniversary of the Effective Date, subject to Dr. Kenyon’s continued employment with the Company through such vesting date. The Additional Kenyon RSUs will vest as follows, subject to Dr. Kenyon’s continued employment with the Company through the applicable vesting date: (i) 5 of the Additional Kenyon RSUs shall vest upon the Company submitting the CTA for PRP for the Study in an applicable jurisdiction to be selected by the Company, (ii) 5 of the Additional Kenyon RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iii) 5 of the Additional Kenyon RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (iv) the remaining 5 of the Additional Kenyon RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested Kenyon RSU shall be settled by delivery to Mr. Kenyon of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Services Agreement), (ii) the date that is ten business days following the vesting of such Kenyon RSU, (iii) the date of Dr. Kenyon’s death or Disability (as defined in the Services Agreement), and (iv) Dr. Kenyon’s employment being terminated either by the Company without Cause or by Dr. Kenyon for Good Reason (as defined in the Services Agreement). In the event of a Change of Control (as defined in the Services Agreement), 50% of any unvested portion of the Kenyon Options and the Kenyon RSUs shall vest immediately prior to such event. As of March 31, 2021, total accrued salaries of $121,500 AUD ($92,547 USD) is included in accrued expenses in the accompanying consolidated balance sheet. The 20 vested restricted stock unit are considered issuable as of March 31, 2021.

Intercompany Loans

All Intercompany loans were made by the parent to the subsidiary, Propanc PTY LTD, which have not been repaid as of March 31, 2021. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of other comprehensive income. Prior to July 1, 2020, the Company recorded the foreign currency transaction gains and losses from measuring the intercompany balances as a component of other income (expenses) as reflected in the unaudited condensed consolidated statements of operations.

NOTE 10 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through March 31, 2021.

The Company primarily relies on funding from two convertible debt lenders and received proceeds during the nine months ended March 31, 2021 from each of the two lenders of $200,000, and $125,000, respectively, which represents approximately 62% and 38%, respectively of total proceeds received by the Company during the nine months ended March 31, 2021.

The Company primarily relies on funding from three convertible debt lenders and received proceeds during nine months ended March 31, 2020 from each of the three lenders were $227,000, $285,000, and $505,000, respectively, which represents approximately 15%, 19% and 34%, respectively of total proceeds received by the Company during the nine months ended March 31, 2020.

Receivable Concentration

As of March 31, 2021 and June 30, 2020, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

MARCH 31, 2021

(Unaudited)

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

In July 2020, a world first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 29 granted patents and 33 patents under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

Foreign Operations

As of March 31, 2021 and June 30, 2020, the Company’s operations are based in Camberwell, Australia, however the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of March 31, 2021 and June 30, 2020, there has been no activity within this entity.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants that contain terms and provisions which cause the embedded conversion options to be accounted for as derivative liabilities. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as derivative expense in operations on the issuance date. The Company had $80,000 (1 note) and $126,500 (3 notes) of convertible debt, which have embedded conversion options bifurcated and is treated as derivative instruments outstanding at March 31, 2021 and June 30, 2020, respectively.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at March 31, 2021, the last trading day of the period ended March 31, 2021, was $0.26. The Volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at March 31, 2021 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended March 31, 2021)	March 31, 2021
Volatility	N/A	231.37%
Expected Remaining Term (in years)	N/A	0.01
Risk Free Interest Rate	N/A	0.01%
Expected dividend yield	N/A	None

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

(Unaudited)

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and June 30, 2020:

	Balance at March 31, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$53,189	$—	$—	$53,189
Total	$53,189	$—	$—	$53,189

	Balance at June 30, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$177,009	$—	$—	$177,009
Total	$177,009	$—	$—	$177,009

The following is a roll forward for the nine months ended March 31, 2021 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2020	$177,009
Initial fair value of embedded conversion option derivative liability recorded as debt discount	-
Initial fair value of embedded conversion option derivative liability recorded as expense	-
Gain on debt extinguishment	(130,976)
Change in fair value included in statements of operations	7,156
Balance at March 31, 2021	$53,189

NOTE 12 – SUBSEQUENT EVENTS

Exercise of Warrants

Between April 15, 2021 and May 6, 2021, the Company issued an aggregate of 3,750 shares of common stock from the exercise of 3,750 Series B Warrants and the Company received gross proceeds of $150,000.

Between April 7, 2021, through May 7, 2021, the Company issued an aggregate of 599,997 shares of common stock and from the alternate cashless exercise of 3 Series A warrants.

Note Conversions

On April 20, 2021, the Company issued 264,500 shares of its common stock at an average contractual conversion price of $0.11 as a result of the conversion of principal of $24,793, interest of $3,182 and conversion fees $750 underlying certain outstanding convertible notes converted during such period. The Company reclassified $16,529 in put premiums to additional paid in capital following conversions in April 2021.

Common Stock Issuable

The 130,098 shares of common stock issuable as of March 31, 2021 were issued on April 9, 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Propanc Biopharma, Inc., and its wholly-owned Australian subsidiary, Propanc PTY LTD (“Propanc” or the “Company”) as of March 31, 2021 for the nine months ended March 31, 2021 and 2020 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Propanc. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s section captioned “Risk Factors” of our Registration Statement on Form S-1, filed with the United States Securities and Exchange Commission (“SEC”) on November 3, 2020, and matters described in this Quarterly Report generally.

Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

COVID-19

At Propanc, our highest priority remains the safety, health and well-being of our employees, their families and our communities. The COVID-19 pandemic is a highly fluid situation and it is not currently possible for us to reasonably estimate the impact it may have on our financial and operating results. We will continue to evaluate the impact of the COVID-19 pandemic on our business as we learn more and the impact of COVID-19 on our industry becomes clearer. We are complying health guidelines regarding safety procedures, including, but are not limited to, social distancing, remote working, and teleconferencing. The extent of the future impact of the COVID-19 pandemic on our business is uncertain and difficult to predict. Adverse global economic and market conditions as a result of COVID-19 could also adversely affect our business. If the pandemic continues to cause significant negative impacts to economic conditions, our results of operations, financial condition and liquidity could be adversely impacted. (See Part II, Item 1A – “Risk Factors”).

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

As a result of positive early indications of the anti-cancer effects of our technology, over the last 24 months we have conducted successful pre-clinical studies on PRP. Subject to us receiving sufficient financing, we plan to begin our Investigational Medicinal Product Dossier, study proposal and Investigator’s Brochure in the 2021 calendar year. Our plan is to then commence our study preparation process with the contract research organization, analytical lab and trial site(s) selection and to begin our clinical trial application for PRP (“CTA”) compilation in the second calendar quarter of 2021 and complete the CTA compilation and submit the CTA in the fourth calendar quarter of 2021. In the fourth quarter of 2021, we plan to begin the preparation of logistics and trial site initiation visits. Subject to raising additional sufficient capital, we subsequently plan to commence a First-In-Human (FIH), Phase Ib study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP in the first calendar quarter of 2022, which study we hope to complete within twelve months thereafter. We intend to develop our PRP to treat early-stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

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

Joint Research and Drug Discovery Program – POP1

The POP1 joint research and drug discovery program is designed to produce a backup clinical compound to the lead product candidate, PRP. With the aim of producing large quantities of trypsinogen and chymotrypsinogen for commercial use, exhibiting minimal variation between lots and without sourcing the proenzymes from animals, Propanc Biopharma is undertaking a challenging research project in collaboration with the Universities of Jaén and Granada, led by research scientist Mr. Aitor González, M.Sc. and Ms. Belen Toledo M.Sc., supported by Prof. Macarena Perán, Ph.D. Prof. Juan Marchal M.D. and Dr. Julian Kenyon, M.D. as joint supervisors, representing the Universities and Propanc, respectively.

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

Intellectual Property Portfolio

Propanc Biopharma’s intellectual property portfolio consists of four patent families and sixty-five patents either in force or pending. The portfolio covers important discoveries regarding the use of proenzymes and their anti-cancer effects against solid tumors. Another two patent applications are in preparation covering composition of matter and method of use claims.

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

In July 2020, a world first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 29 granted patents and 33 patents under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

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

Three and Nine Months Ended March 31, 2021, as compared to the Three and Nine Months Ended March 31, 2020

Revenue

For the three and nine months ended March 31, 2021 and 2020, we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense decreased to $373,834 for the three months ended March 31, 2021 as compared to $542,093 for the three months ended March 31, 2020. This decrease of approximately $168,000 is primarily attributable to a decrease of approximately $90,000 in marketing and market research expense and decrease in general consulting, legal and investor relation fees of approximately $76,000, decrease in accounting fees of approximately $29,000, and decrease in other general and administrative expenses of approximately $8,000 offset by increase of approximately $35,000 in employee remuneration expense.

Administration expense decreased to $913,124 for the nine months ended March 31, 2021 as compared to $2,751,478 for the nine months ended March 31, 2020. This decrease of approximately $1,838,000 is primarily attributable to a decrease of approximately $1,141,000 in stock-based expenses for services, decrease of approximately $128,000 in capital raising costs, decrease in general consulting, legal, and investor relation fees of approximately $326,000, decrease in accounting fees of approximately $26,000, decrease in insurance expense of approximately $75,000, decrease of approximately $148,000 in marketing and market research expense, decrease in travel expenses of approximately $30,000, decrease of approximately $19,000 of other general and administrative expenses and, offset by increase of approximately $55,000 in employee remuneration expense.

Occupancy Expense

Occupancy expense increased by approximately $1,640 to $9,231 for the three months ended March 31, 2021.

Occupancy expense increased by approximately $370 to $26,185 for the nine months ended March 31, 2021. The increase primarily relates to exchange rate movements over the period when compared to the same period in 2020.

Research and Development Expenses

Research and development expenses were $44,887 for the three months ended March 31, 2021, as compared to $57,484 for the three months ended March 31, 2020. Research and development expenses were $145,898 for the nine months ended March 31, 2021, as compared to $122,893 for the nine months ended March 31, 2020. The decrease in research and development expenses for the three-month period is primarily attributable to completion of process development activities and preparation for commencement of the engineering run and subsequent full scale GMP manufacture of PRP for clinical trials, with the process, preparation and small-scale manufacture having been completed in the period ended December 31, 2017, which the clinical trials we hope to commence in 2021 calendar year, if we raise sufficient proceeds by raising additional capital. Completed activities include raw material purification and stabilization process development, development of analytical quality assurance and control methods, reproduction runs for raw materials, and preparation of raw materials and finished product specifications for future full scale GMP manufacture of PRP. The increase in research and development expenses for the nine-month period is primarily attributable to the increase in research and development expenses incurred in relation to the two-year collaboration agreement we entered with University of Jaén in October 2020.

Interest Expense/Income

Interest expense decreased to $102,901 for the three months ended March 31, 2021, as compared to $384,804 for the three months ended March 31, 2020. Interest expense decreased to $420,017 for the nine months ended March 31, 2021, as compared to $1,506,111 for the nine months ended March 31, 2020. Interest expense is primarily comprised of approximately $75,000 and $331,000 of debt discount amortization and accretion of put premium for the three and nine months ended March 31, 2021, respectively, and interest expense from conversion fees, prepayment penalty fees and accrual of interest expense for a total of approximately $28,000 and $89,000 for the three and nine months ended March 31, 2021, respectively.

This decrease is primarily attributable to a decrease in the issuance of convertible notes and was further reduced due to the conversion and repayment of convertible notes during the nine months ended March 31, 2021 which resulted to a decrease in accretion of put premium of approximately $67,000 and $636,000 during the three and nine months ended March 31, 2021, respectively, and the decrease in amortization of debt discount of approximately $227,000 and $407,000 during the three and nine months ended March 31, 2021. Additionally, interest expense from prepayment penalty fees decreased by approximately $0 and $99,000 offset by increase in conversion fees and accrual of interest expense for a total of $12,000 and $56,000 during the three and nine months ended March 31, 2021, respectively.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities changed by $509,600, to a loss of $55,158 for the three months ended March 31, 2021, as compared to a gain of $454,442 for the three months ended March 31, 2020. Change in fair value of derivative liabilities changed by $305,530, to a loss of $7,156 for the nine months ended March 31, 2021, as compared to a gain of $298,374 for the nine months ended March 31, 2020. This change is primarily attributable to an increase in the principal amount of convertible notes with bifurcated embedded conversion option derivatives during the nine months ended March 31, 2021.

Gain from Settlement of Debt, net

During the three and nine months ended March 31, 2021, the Company recorded gain from settlement of debt, net of $48,390 relating to two transactions. On March 22, 2021, the Company entered into a settlement agreement with our former counsel, Foley Shechter, whereby both parties agreed to settle all claims for professional fees owed for a total of $51,032. The Company paid the settlement amount of $51,032 on March 22, 2021. Prior to the settlement agreement, the Company recorded total accounts payable and accrued expenses $142,660. Accordingly, the Company recognized gain from settlement of debt of $91,628 during the nine months ended March 31, 2021.

Additionally, on March 15, 2021, the Company entered into a Settlement and Mutual Release Agreement with Regal whereby both parties agreed to settle all claims and liabilities under the August 10, 2017 Convertible note for a total of $100,000. All other terms of the August 10, 2017 Convertible Note shall remain in full force and effect. Both parties agree that all future penalties under this note are waived unless the Company fails to authorize to distribute the requested shares upon conversion. The Company has the right to pay off the balance of any remaining amounts dues under this note in cash at any time more than 60 days after March 15, 2021. Prior to the Settlement Agreement, the Company recorded total liabilities $56,762 consisting of remaining principal amount of $8,500, accrued interest of $23,262 and accrued expenses of $25,000. Accordingly, the Company recognized loss from settlement of debt of $43,238 during the nine months ended March 31, 2021.

Gain (loss) on Extinguishment of Debt, net

During the three months ended March 31, 2021, notes were converted with principal amounts totaling $20,000 which contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $44,213 resulting in a loss on extinguishment at the time of conversion of $24,213 and $24,835 of derivative fair value was recorded as a gain on extinguishment at the time of conversion.

During the nine months ended March 31, 2021, notes were converted with principal amounts totaling $95,000 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $178,368 resulting in a loss on extinguishment at the time of conversion of $80,368 and $130,975 of derivative fair value was recorded as a gain on extinguishment at the time of conversion.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction decreased to a gain of $6,984 for the three months ended March 31, 2021 as compared with a loss of $2,135,421 for the three months ended March 31, 2020. Foreign currency transaction decreased to a gain of $54,179 for the nine months ended March 31, 2021 as compared with a loss of $2,053,010 for the nine months ended March 31, 2020.

The foreign currency transaction decreased to a gain is partially attributable to the increase in exchange rates during the three and nine months ended March 31, 2021, as compared to during the three and nine months ended March 31, 2020. Additionally, effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of other comprehensive income.

Benefit (provision) for taxes

During the three months ended March 31, 2021 and 2020, the Company had provision for tax in the amount of $112,277 and $26,317, respectively. During the nine months ended March 31, 2021 and 2020, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $112,277 and $135,068, respectively.

Net loss

Net loss decreased to $417,738 for the three months ended March 31, 2021 as compared to a net loss of $2,585,662 for the three months ended March 31, 2020. The change relates to the factors discussed above. Net loss decreased to $1,246,926 for the nine months ended March 31, 2021 as compared to a net loss of $5,944,711 for the nine months ended March 31, 2020. The change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of March 31, 2021, we had total assets of $28,043, comprised primarily of cash of $14,439, GST tax receivable of $4,079, property and equipment, net, of $4,843 and operating lease right of use asset, net, $2,397. As compared to June 30, 2020, we had total assets of $98,518, comprised primarily of cash of $67,007, GST tax receivable of $2,015, property and equipment, net, of $5,747 and operating lease right of use asset, net, $21,682.

We had current liabilities of $3,031,721, primarily comprised of net convertible debt of $950,180, accounts payable and accrued expenses of $1,506,185 and embedded conversion option liabilities of $53,189 as of March 31, 2021. As compared to June 30, 2020, we had current liabilities of $3,739,943, primarily comprised of net convertible debt of $1,557,734, accounts payable and accrued expenses of $1,544,387 and embedded conversion option liabilities of $354,109.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the nine months ended March 31, 2021 we received proceeds from exercise of warrants of $526,044 and proceeds from issuance of convertible notes of $325,000.

We have substantial capital resource requirements and have incurred significant losses since inception. As of March 31, 2021, we had $14,439 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the Nine months ended March 31,
	2021	2020
Net cash used in operating activities	$(908,977)	$(1,349,931)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$808,044	$1,465,250
Effect of exchange rate changes on cash	$48,365	$(90,756)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $908,977 for the nine months ended March 31, 2021, due to our net loss of $1,246,926 offset primarily by non-cash charges of amortization of debt discount of $130,418, stock-based compensation of $129,665 non-cash interest expense of $12,750, accretion of put premium of $200,410, change in fair value of derivatives of $7,156 addback foreign currency transaction gain of $54,179, gain from settlement of debt of $48,390 and $50,607 gain on extinguishment of debt. Net changes in operating assets and liabilities totaled $9,259, which is primarily attributable to increase in accounts payable of $110,877, employee benefit liability of $32,685, accrued interest of $61,022 offset by decrease in accrued expenses of $195,158.

Net cash used in operating activities was $1,349,931 nine months ended March 31, 2020, due to our net loss of $5,944,711 offset primarily by non-cash charges of amortization of debt discount of $537,868, stock-based compensation of $1,270,922, accretion of put premium of $836,724, foreign currency transaction loss of $2,053,010 addback gain on extinguishment of debt of $81,011 and $298,374 of change in fair value of derivatives. Net changes in operating assets and liabilities totaled $270,782, which is primarily attributable to decrease in prepaid expenses and other assets of $82,211, increases in accounts payable of $207,071, increase in employee benefit liability of $23,205, and accrued interest of $122,798 and offset by decrease in accrued expenses of $167,074.

Net Cash Flow from Financing Activities

Cash flows provided by financing activities for the nine months ended March 31, 2021 were $808,044 as compared to $1,465,250 for the nine months ended March 31, 2020. During the nine months ended March 31, 2021 we received proceeds from the exercise of warrants of $526,044 and proceeds from issuance of convertible notes of $325,000 offset by repayments of convertible notes of $43,000. During the nine months ended March 31, 2020, we received proceeds from the sale of convertible promissory notes of $1,591,250, net of $126,000 in issue costs.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $48,365 positive adjustment to cash flows in the nine months ended March 31, 2021 as compared to a negative adjustment of $90,756 to cash flows in the nine months ended March 31, 2020. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Accounting for Income Taxes: We are governed by Australian and United States income tax laws, which are administered by the Australian Taxation Office and the United States Internal Revenue Service, respectively. We follow ASC 740, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Going Concern Qualification

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the nine months ended March 31, 2021, the Company had no revenues, had a net loss of $1,246,926, and had net cash used in operations of $908,977. Additionally, as of March 31, 2021, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $3,013,203, $3,003,678 and $57,028,696, respectively.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2021:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On September 26, 2019, a complaint was filed against the Company with Supreme Court of the State of New York, County of New York, by Foley Shechter Ablovatskiy LLP (“Foley Shechter”), our former counsel, seeking $151,031 in professional fees allegedly owed, in addition to interest and costs of suit.. The Company filed an answer, together with affirmative defenses and counterclaims.

On March 22, 2021, the Company entered into a settlement agreement with Foley Shechter whereby both parties agreed to settle all claims for professional fees owed for a total of $51,032. The Company paid the settlement amount of $51,032 on March 22, 2021.

Regal Consulting, LLC (“Regal”) initiated litigation against the Company in Clark County District Court, Nevada. Regal was demanding approximately $400,000 and 60 shares of the Company’s common stock as payment for services that Regal purported to have performed. Regal additionally claimed that $106,500 remained due on a convertible note executed by the Company in May of 2017 and asserted that it was owed in excess of $100,000 in penalties in connection with the Company’s refusal to honor certain conversion notices. The Company filed an Answer and Counterclaim, denying liability and alleging that Regal procured by fraud the Company’s execution of various consulting agreements and additionally failed to provide the consulting services contemplated by said agreements. On December 23, 2020, the parties mediated their dispute and negotiated a settlement agreement.

On March 15, 2021, the Company entered into a Settlement and Mutual Release Agreement with Regal whereby both parties agreed to settle all claims and liabilities under the August 10, 2017 convertible note for a total of $100,000. All other terms of the August 10, 2017 convertible note shall remain in full force and effect. Both parties agree that all future penalties under this convertible note are waived unless the Company fails to authorize the issuance of the requested shares upon conversion. The Company has the right to pay off the balance of any remaining amounts dues under this convertible note in cash at any time 61 days after March 15, 2021.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Shares issued for conversion of convertible debt

During the three months ended March 31, 2021, the Company issued an aggregate of 2,341,733 shares of its common stock at an average contractual conversion price of $0.16, ranging from $0.13 to $0.20, as a result of the conversion of total principal, interest and conversion fees of $367,586 underlying certain outstanding convertible notes converted during such period.

Shares issued for services

During the three months ended March 31, 2021, the Company issued an aggregate of 225,037 shares of the Company’s common stock to a consultant for services rendered from January 1, 2021 to March 22, 2021. The shares of the Company’s common stock were valued at $0.30 per share, being the closing price of the stock on the date of grant to such consultant, or $67,511.

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

Item 3. Defaults Upon Senior Securities.

As of March 31, 2021, we were in default under certain convertible promissory note issued to certain noteholders on August 30, 2019, and October 3, 2019 for failure to pay an aggregate of $201,825 of principal and accrued interest as of March 31, 2021, subsequent to their maturity dates. We are currently in discussions with such noteholders to extend such maturity dates. See “Note 6 – Convertible Notes” to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

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

PROPANC BIOPHARMA, INC.

Dated: May 14, 2021	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

