Form 10-K
period 2021-06-30
Propanc Biopharma, Inc.
filed 2021-09-28
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $326,763 computed by reference to the closing price of the registrant’s common stock as quoted on the OTCQB maintained by OTC Markets, Inc. on December, 31 2020 (which was $0.26 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 24, 2021, there were 41,098,787 shares of common stock, par value $0.001 issued and outstanding.

Documents Incorporated by Reference: None

PROPANC BIOPHARMA, INC.

Forward-Looking Statements

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including: any projections of earnings, revenues or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements concerning proposed new products, services or developments; any statements regarding future economic conditions or performance; any statements of belief; and any statements of assumptions underlying any of the foregoing. Forward-looking statements may include the words “may,” “might,” “will,” “will likely result,” “would,” “should,” “estimate,” “intend,” “continue,” “believe,” “expect,” “plan,” “project,” “forecast,” “anticipate,” “seek,” “continue,” “target” or the negative of such terms or other similar expressions. The ultimate correctness of these forward-looking statements is dependent upon a number of known and unknown risks and events and is subject to various uncertainties and other factors that may cause our actual results, performance or achievements to be different from any future results, performance or achievements expressed or implied by these statements.

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

OVERVIEW

Propanc Biopharma is a biopharmaceutical company developing a novel approach to prevent recurrence and metastasis from solid tumors by using pancreatic proenzymes that target and eradicate cancer stem cells in patients suffering from pancreatic, ovarian and colorectal cancers. Our novel proenzyme therapy is based on the science that enzymes stimulate biological reactions in the body, especially enzymes secreted by the pancreas. These pancreatic enzymes could represent the body’s primary defense against cancer.

Our lead product candidate, PRP, is a variation upon our novel formulation and involves proenzymes, the inactive precursors of enzymes. As a result of positive early indications of the anti-cancer effects of our technology, we have conducted successful pre-clinical studies on PRP and also commenced preparation for a clinical study in advanced cancer patients. Subject to us receiving sufficient financing, we plan to begin our Investigational Medicinal Product Dossier, study proposal and Investigator’s Brochure in the 2021 calendar year. Our plan is to then commence our study preparation process with the contract research organization, analytical lab and trial site(s) selection and to begin our clinical trial application for PRP (“CTA”) compilation in the first calendar quarter of 2022 and complete the CTA compilation and submit the CTA in the first half of 2022. In the second quarter of 2022, we plan to begin the preparation of logistics and trial site initiation visits. Subject to raising additional sufficient capital, we subsequently plan to commence a First-In-Human (FIH), Phase Ib study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP in the second half of 2022 calendar year, which study we hope to complete within twelve months thereafter. We intend to develop our PRP to treat early-stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

PRP is an intravenous injection proenzyme treatment designed as a therapeutic option in cancer treatment and prevention. PRP is a combination of the pancreatic proenzymes, trypsinogen and chymotrypsinogen. PRP produces multiple effects on cancerous cells intended to inhibit tumor growth and potentially stop a tumor from spreading through the body.

We received notification from the U.S. Food and Drug Administration (FDA) that PRP had been conferred Orphan Drug Designation for the treatment of pancreatic cancer. This special status is granted when a rare disease or condition is implicated and a potential treatment qualifies under the Orphan Drug Act and applicable FDA regulations.

A Certificate for Advance Overseas Finding was received from the Board of Innovation and Science Australia to receive up to a 43.5% “cash back” benefit from overseas R&D expenses. The finding relates to the planned Phase 1 clinical trial – Multiple Ascending Dose Studies of proteolytic proenzymes for the treatment of advanced cancer patients suffering from solid tumors planned to be conducted at the Peter MacCallum Center, Melbourne, Australia. Overseas activities to be undertaken include the development of an analytical assay for the quantification of active pharmaceutical ingredients in the Company’s lead product candidate, PRP, and its manufacture of the finished product for the Phase 1 clinical trial.

Our POP1 joint research and drug discovery program is designed to produce a backup clinical compound to the lead product candidate, PRP. With the aim of producing large quantities of trypsinogen and chymotrypsinogen for commercial use, exhibiting minimal variation between lots and without sourcing the proenzymes from animals, Propanc Biopharma is undertaking a challenging research project in collaboration with the Universities of Jaén and Granada. We entered into a second two-year joint research and collaboration agreement with the University of Jaén who are undertaking the research activities for the POP1 program.

OUR FOCUS

Cancer occurs when cells in the body start to divide quickly and uncontrollably with an ability to migrate from one location and spread to distant sites. A cell becomes cancerous when it becomes undifferentiated. The cell forgets to do its job and invests all its energy to proliferating. Unlike normal cells, cancer cells multiply, but do not differentiate.

Common cancer therapies take advantage of the uncontrolled proliferation of the cancer cells and kill these cells by targeting the cell division machinery. These therapies are effective but affect healthy cells as well, particularly those with a high rate of cell turnover, inducing undesirable side effects.

Our goal is to stop cancer not by targeting tumor cell death, but inducing cell differentiation. This is known as differentiation therapy. The key focus is to convince the malignant cells to stop proliferating and return to do their work as a specific cell type. Differentiation therapy does not target cell death, so healthy cells within the patient will not be compromised, unlike chemotherapeutic drugs or gamma irradiation.

Differentiation therapy induces the cancer cells into the pathway of terminal differentiation and eventual senescence (i.e., a non-proliferative state). Differentiation therapy acts not only against cancer cells, but interestingly can turn cancer stem cells (undifferentiated cells) towards completely differentiated (i.e., normal) cells.

There are natural elements within our body that could help us fight against cancer. Enzymes are natural proteins that stimulate and accelerate biological reactions in the body. Particularly enzymes secreted by the exocrine pancreas that are essential for the digestion of proteins and fats. More than one hundred years ago, Professor John Beard first proposed that pancreatic enzymes represent the body’s primary defense against cancer and would be useful as a cancer treatment. Since then, several scientists have endorsed Beard´s hypothesis with encouraging data from patient treatment.

We are developing a long-term therapy based on a pancreatic proenzyme formulation to prevent tumor recurrence and metastasis, the main cause of patient death from cancer. PRP is a novel, patented, formulation consisting of two proenzymes mixed in a synergetic ratio.

After extensive laboratory research and a limited amount of human data, we have evidence that PRP:

●	Reduces cancer cell growth via promotion of cell differentiation;
●	Enhances cell adhesion and may suppress metastasis progression;
●	Exhibited no observable serious side effects and improves patient survival.

PRP

PRP is a mixture of two proenzymes, trypsinogen and chymotrypsinogen from bovine pancreas administered by intravenous injection. A synergistic ratio of 1:6 inhibits growth of most tumor cells. Examples include kidney, ovarian, breast, brain, prostate, colorectal, lung liver, uterine and skin cancers.

Mechanism Of Action

Metastasis occurs because a program inside the cell, called the Epithelial-Mesenchymal Transition (EMT) is activated, which causes epithelial cancer cells to become invasive and stem cell-like, features which then allow these cancer cells to spread and metastasize. PRP reverses the conversion from an epithelial to a mesenchymal phenotype and, as such, may reduce the metastatic potential of the tumor cells. PRP also promotes the acquisition of a less malignant phenotype, in addition to a decrease in proliferation due to lineage (i.e., direct descent) specific cellular differentiation.

Selectivity

PRP treatment affects the TGFβ pathway, a significant tumor promoter in late-stage cancer. The likely molecular targets are proteinase-activated-receptors (PARs) type 1 and 2, which are over frequently overexpressed in many types of cancers. Trypsinogen and chymotrypsinogen are activated by proteases in the extracellular matrix of tumor cells. In turn, trypsin (activated trypsinogen) has a preference to activate PAR-2, whilst Chymotrypsin (activated chymotrypsinogen) mainly activates PAR-1.

Effects Against Cancer Stem Cells

Cancer Stem Cells are resistant to standard treatments because they remain dormant for long periods, then migrate to other organs, and trigger explosive tumor growth, causing the patient to relapse. Approximately eighty percent of cancers are from solid tumors and metastasis is the main cause of patient death. Our unique patented approach is designed to target and eradicate cancer stem cells not killed by radiation or chemotherapy.

PRP is designed to target and eradicate cancer stem cells not killed by radiation or chemotherapy. Traditional cancer therapies act on tumor replicating cells, but not cancer stem cells, so they can rebuild the tumor mass and can migrate to start a new tumor in another organ. PRP stops cancer stem cells so that a tumor loses the ability to generate new cells and therefore the tumor disappears with no option to form a metastatic tumor elsewhere.

PRP treatment regulates up to four relevant pathways related to cancer spread and metastasis of cancer stem cells. PRP acts on TGFβ, Hippo, Wnt and Notch pathways. It promotes the up-regulation of RAC1b which avoids the hyper-activation of the p38 pathway induced by the TGFβ pathway, leading to the phosphorylation of YAP, which sequesters B-catenin in the cytoplasm, blocking the canonical Wnt pathway and inhibiting the Notch pathway. That cascade of reactions implies the disruption of the cancer stem cell phenotype and the reversal of the malignant epithelial to mesenchymal transition process that leads to tumor invasion.

PRP Impairs Niche Formation and Tumor Initiation

The proenzyme treatment inhibits the expression of genes related to the cancer stem cell phenotype, changing these malignant cells toward a more differentiated and less dangerous cellular condition. PRP interferes with the signals that the primary tumor sends to other tissues to prepare the pre-metastatic niche.

In Vivo Efficacy of PRP In Pancreatic and Ovarian Tumors

The effect of the pro-enzyme formulation PRP at different doses on tumor weight in orthotopically implanted pancreatic and ovary tumors was evaluated. In the pancreatic tumor model, there was significant (*P < 0.05) reduction in mean tumor weight in animals treated for 26 days with trypsinogen/chymotrypsinogen at 83.3/500 mg/kg (30.2 mg; 85.9% inhibition) compared with control (PBS; 214.8 mg). Furthermore, ovary tumor-bearing mice showed a significant (*P < 0.05) reduction in mean tumor weight in animals treated for 21 days with two different doses of trypsinogen/chymotrypsinogen, 9.1/54 mg/kg and 27.5/165 mg/kg, compared with control (PBS). The mean weight of control group tumors was 2062.2 mg while the treated groups presented a mean tumor weight of 1074.2 mg and 957.3 respectively, ranging in a 50% tumor inhibition (52–46%).

Overview Of Clinical Studies

The clinical efficacy of a suppository formulation containing bovine pancreatic pro-enzymes trypsinogen and chymotrypsinogen was evaluated in the context of a UK Pharmaceuticals Special Scheme and the results were published in a peer reviewed journal, Scientific Reports. Clinical effects were studied in 46 patients with advanced metastatic cancers of different origin (prostate, breast, ovarian, pancreatic, colorectal, stomach, non-small cell lung, bowel cancer and melanoma) after treatment with a rectal formulation of both pancreatic pro-enzymes.

No severe or serious adverse events related to the rectal administration were observed. Patients did not experience any hematological side effects as typically seen with classical chemotherapy regimens. No allergic reactions after rectal administration of suppositories were observed.

In order to assess the therapeutic activity of rectal administration, overall survival of patients under treatment was compared to the life expectancy assigned to a patient prior to treatment start. Nineteen from 46 patients (41.3%) with advanced malignant diseases, most of them suffering from metastases, had a survival time significantly longer than their expected, in fact, for the whole set of cancer types, mean survival (9.0 months) was significantly higher than mean life expectation (5.6 months). Although the number of patients per cancer indication is naturally quite low, 3 out of 8 patients with prostate cancer and 5 out of 11 patients with gastrointestinal cancers appear to particularly benefit from the treatment with the proenzyme suppositories.

PRP proves to be an in vivo effective and non-toxic anti-tumor treatment, able to inhibit angiogenesis and tumor growth, cancer cell migration and invasiveness. Furthermore, a suppository formulation containing both pancreatic proenzymes increased the life expectancy of advanced cancer patients. Consequently, PRP could have relevant oncological clinical applications for the treatment of solid tumors like advanced pancreatic adenocarcinoma and advanced epithelial ovarian cancer.

Cancer Type	Life Expectation (months)	Survival ** (months)
Pancreatic carcinoma (n = 4)	2	8
	4	*
	<3	7
	<3	4
Ovarian Cancer (n = 7)	4	11
	6	12
	6	11
	<12	38
	<1	1
	4	*
	3	*
Breast Cancer (n = 6)	6	9
	6	*
	2	*
	12	*
	<12	*
	12	*
Colon Rectal Cancer (n = 5)	6	*
	6	*
	12	*
	6	40
	12	*
Gastric Cancer (n = 2)	2	8
	<3	7
Prostate Cancer (n = 8)	4	*
	1	5
	4	*
	<12	*
	12	14
	12	*
	12	*
	12	*
Non-Hodgkin Lymphoma (n = 1)	2	9
Mesothelioma (n = 1)	3	9
Melanoma (n = 2)	6	*
	<3	4
Neuro-endocrine Tumor (n = 1)	10	24
Bladder (n = 2)	<3	*
	12	*
NSCLS (n = 2)	3	5
	6	*
Bowel (n = 2)	<12	*
	<3	3
Small Cell Carcinoma (n = 1)	<12	*
Renal Cancer (n = 1)	<3	*
Abdomen unknown primary (n = 1)	<12	*

Overview of clinical studies. Patients who met prognosis of life expectation (*). For the whole set of cancer types, mean survival (9.0 months) was statistically significantly higher than mean life expectation (5.6 months). One way ANOVA (α = 0.05, P < 0.05).

POP1 JOINT RESEARCH AND DRUG DISCOVERY PROGRAM

To date, both proenzymes were synthesized and purified in the laboratory. Once purified, the proenzymes were lyophilized (freeze dried) and each formed a stable, dry white powder. The sequence of proteins of each proenzyme were then determined by mass spectrometry. Larger quantities of the proenzymes were produced with the objective of establishing their combined anti-cancer effects against pancreatic and colorectal cancers. In addition, research activities were transferred to the MEDINA Foundation Research Center to investigate the potential to scale up production of the recombinant proenzymes from the expression of the novel expression system, which is currently ongoing. MEDINA is a Non-Profit Research Organization established in 2008 through a public-private alliance between the Regional Government of Andalusia, Spain, the pharmaceutical company Merck Sharp & Dohme de España S.A. (MSD), and the University of Granada. Medina’s scientific platforms support the development of multidisciplinary research programs in Microbiology, Natural Product Chemistry and Screening & Target Validation.

We are elucidating the molecular pathways involved in the proenzymes anti-tumor efficacy and study how proenzymes interact with the pre-metastatic tumor niche, focusing on the interaction and suppression of tumor associated cells, like cancer-associated fibroblasts and macrophages. A pre-metastatic tumor niche is an environment in a secondary organ conducive to the metastasis of a primary tumor. Such a niche provides favorable conditions for growth, and eventually metastasis, in an otherwise foreign and hostile environment for the primary tumor cells. Metastasis remains the main cause of patient death from solid tumors for cancer sufferers.

To achieve this, we are using integrated tumor models in a microfluidics chip by obtaining 3-dimensional bio-impression samples from patients with advanced solid tumors, developed at the Centre for Biomedical Research, University of Granada, Granada, Spain. As well as explaining the mechanism of action by which proenzymes exert their anti-cancer effects, it also confirms whether proenzymes penetrate into the tumor microenvironment and exert their effects. At the same time, it confirms the selectivity of the drug on solid tumors, by targeting cancer cells and leaving healthy cells alone.

To date, our investigation has confirmed that proenzyme therapy is effective against cancer stem cells, which are the cells responsible for the formation of secondary tumors through metastasis. They were also observed to be effective against cancer cells within the primary tumor, whilst also leaving non-tumor cells alone. The final part of the investigation is to determine the effects of the proenzymes against both these cancerous cell types within the tumor microenvironment.

Our Joint Research Team successfully published data confirming the anti-tumor potential of a mixture of trypsinogen and chymotrypsinogen. Treatment with proenzymes sensitizes cancer stem cells, which may allow standard treatment approaches like chemotherapy and radiotherapy to be more effective.

Our vision is to produce a backup product candidate to PRP which can further stabilize and enhance the effects of the proenzymes when administered to patients. Our scientific researchers are in the process of optimizing conditions to achieve high titers of recombinant trypsinogen and chymotrypsinogen with this expression system.

PRP TARGET INDICATIONS

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

Should the planned Phase I, II and III clinical trials confirm the efficacy of PRP, along with the favorable safety and tolerability profile suggested by pre-clinical studies conducted to date, we believe our product will have utility in a number of clinical situations including:

1.	In the early-stage management of solid tumors, most likely as part of a multi-pronged treatment strategy in combination with existing therapeutic interventions;
2.	As a product that can be administered long term for patients following standard treatment approaches, such as surgery, or chemotherapy, in order to prevent or delay recurrence; and
3.	As a preventative measure for patients at risk of developing cancer based on genetic screening.

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

Pancreatic Cancer

Pancreatic cancer is one of the most lethal malignancies with a median survival of less than 6 months and a 5-year survival rate of less than 5%. The lethal nature of this disease stems from its propensity to rapidly disseminate to the lymphatic system and distant organs. This aggressive biology and resistance to conventional and targeted therapeutic agents leads to a typical clinical presentation of incurable disease at the time of diagnosis.

Pancreatic cancer has claimed notoriety over the last decades by proving to be one of the most recalcitrant solid tumors. As an indicator of its lethality, pancreatic cancer accounts for less than 3% of new cancers diagnosed annually in developed countries, yet it is the third leading cause of cancer related mortality.

Since pancreatic cancer is an essentially fatal condition, disease duration is roughly equivalent with survival time. The median time of survival of patients with pancreatic cancer depends on the extend of disease at the time of diagnosis and ranges from 11-20 months for patients who qualified for surgical resection (Stage I/II), to 6-11 months for patients with locally advanced disease (Stage III), and only 2-6 months for patients with metastatic disease (Stage IV) (Amikura 1995, Richter 2003). Taking these low survival times into consideration, the yearly incidence rates for pancreatic cancer are considered the more relevant measure for this disease.

Each year the American Cancer Society estimates the numbers of new cancer cases and deaths that will occur in the United States in the current year and compiles the most recent data on cancer incidence, mortality, and survival. Incidence data are collected by the National Cancer Institute (NCI), the Centers for Disease Control and Prevention (CDC), and the North American Association of Central Cancer Registries (NAACCR). In 2015, a total of more than 1,500,000 new cancer cases and more than 500,000 cancer deaths will occur in the United States. Amongst these, a total of almost 50.000 new cases of pancreatic cancer (3.33% of new cancer cases) have been estimated, which will result in more than 40,000 deaths (8% of cancer deaths). This means only 20% survival rate of patients diagnosed with pancreatic cancer.

Ovarian Cancer

Ovarian cancer is a generic term that can be used for any cancer involving the ovaries, arising from one of the several different cell types of ovaries, including germ cells, specialized gonadal stromal cells and epithelial cells. Epithelial ovarian cancer accounts for 90 percent of ovarian cancers and is responsible for most ovarian cancer related deaths. Furthermore, several subtypes of ovarian cancer have been described according to different risk factors, different genetic mutations, different biological behaviors and different prognoses. This heterogeneity of the disease has impeded progress in the prevention, early detection, treatment and management of ovarian cancer.

Ovarian cancer is the seventh most commonly diagnosed cancer among women in the world and accounts for an estimated 239,000 new cases and 152,000 deaths worldwide annually, of which 21,290 new cases and 14,180 related deaths are estimated to occur in the USA alone. The disease typically presents at late stage when the 5-year relative survival rate is only 29%. Few cases (15%) are diagnosed with localized tumor (stage 1), when the 5-year survival rate is 92%. Strikingly, the overall 5-year relative survival rate generally ranges between 30%–40% across the globe and has seen only very modest increases since 1995.

PRP DEVELOPMENT STRATEGY

Our goal is to undertake early-stage clinical development of PRP through to a significant value inflection point, where the commercial attractiveness of a drug in development, together with a greater likelihood of achieving market authorization, may attract potential interest from licensees seeking to acquire new products. Such value inflection points in the context of cancer drugs are typically at the point where formal, controlled clinical trials have demonstrated either ‘efficacy’ or ‘proof of concept’ – typically meaning that there is controlled clinical trial evidence that the drug is effective in the proposed target patient population, has an acceptable safety profile, and is suitable for further development. From a ‘big picture’ perspective, it is our intention to progress the development of our technology through the completion of our planned Phase IIa clinical trials and then to seek a licensee for further development beyond that point.

As part of that commercial strategy, we will:

●	continue research and development to build our existing intellectual property portfolio, and to seek new, patentable discoveries;
●	seek to ensure all product development is undertaken in a manner that makes its products approvable in the major pharmaceutical markets, including the U.S., Europe, the UK, Australia and Japan;
●	aggressively pursue the protection of our technology through all means possible, including patents in all major jurisdictions, and potentially trade secrets; and
●	make strategic acquisitions to acquire new companies that have intellectual property or products that complement our future goals.

PRP DEVELOPMENT PLAN AND MILESTONES

We plan to progress PRP down a conventional early-stage clinical development pathway for:

●	regulatory and/or ethics approval to conduct a Phase Ib study; and
●	Phase IIa multiple escalating dose studies to investigate the safety, tolerability, and pharmacokinetics of PRP administered intravenously to patients.

Preclinical development has been completed, including pharmacology and safety toxicology studies, process development activities and bioanalytical method development. The full-scale GMP (Good Manufacturing Practice) finished product manufacture of PRP will be completed in preparation for the FIH Phase Ib study. Validation of the bioanalytical method will also be completed prior to lodging our first clinical trial application (CTA) which we plan to undertake at the Peter Mac Cancer Center in Melbourne, Victoria, Australia’s biggest cancer hospital. Propanc Biopharma is collaborating with contract research organizations, manufacturing partners and consultants to complete activities prior to preparing the CTA for the Phase Ib study.

The Company has received expressions of interest to evaluate proenzyme therapy as a method to prevent recurrence and metastasis of solid tumors in pancreatic and ovarian cancers. The letters of interest were confirmed by medical oncologists specializing in pancreatic and ovarian cancers, from the University Hospital of Jaén, in Granada, Spain. The evaluation will most likely be conducted as separate Phase IIa proof of concept (POC), multi-trial center studies for each target indication. The expressions of interest were confirmed after their evaluation of Propanc’s scientific literature supporting the use of proenzymes in pancreatic and ovarian cancers. The Phase IIa POC studies will be conducted after the Phase Ib dose escalation study investigating the tolerability and activity of proenzyme therapy in patients with advanced solid tumors is completed at the Peter Mac Cancer Center.

In Australia, we receive up to 43.5% “cash-back” benefit in the form of a refund of their qualified research and development costs and expenses. The Company received a refund of $151,767 AUD ($113,415 USD) and $199,834 AUD ($134,728 USD) for the years ended June 30, 2021 and 2020 respectively. We are continuing to evaluate all options to conduct our planned clinical trials in the most cost-efficient manner, while striving to minimize dilution to our stockholders.

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

Anticipated timelines

In second quarter of 2022 calendar year, we anticipate the submission of the Clinical Trial Application for PRP. We anticipate receiving approval of such application in the first half of 2022. Following the clinical trial application, we plan to commence our Study Preparation, including CRO Selection and Contracts, Analytical Lab Selection Contracts and Trial Sites Selection and Contracts. In connection with the Clinical Trial Application, this product will be part of our Investigation Medicinal Product Dossier, Study Protocol and Investigator’s Brochure. In the second half of 2022 calendar year, we hope to complete the Study Preparation together with the Preparation of Logistics and Trial Sites Initiation Visits and complete our clinical trial application review. Commencing in the second half of 2022 calendar year, we intend to initiate a Phase Ib study in advanced cancer patients with solid tumors and the anticipated costs will be approximately $6.5 million. We will need to raise additional financing to fund our planned Phase I, II and III clinical trials and for working capital.

Research Activity	Timeline
Clinical Trial Application (CTA)	Nov ‘21 - Apr ‘22
Investigational Medicinal Product Dossier
Phase Ib Clinical Study Protocol
Investigator’s Brochure
CTA Compilation	Mar - May ‘22
CTA submission	May ‘22
CTA Approval	Jun ‘22
CTA Review	June ‘22 – Jul ‘22
Contract Research Organization & Contracts	Jan – May ‘22
Analytical Laboratory Selection & Contracts
Trial Site Selection & Contracts
Preparation of Logistics	May – Sep ‘22
Trial Site Initiation Visits
First Patient/First Visit	Sep ‘22

POP1 JOINT RESEARCH AND DRUG DISCOVERY PROGRAM

As outlined previously, a joint research and drug discovery program has been established with our collaborators at the Universities of Jaén and Granada to investigate the changes in genetic and protein expression that occur in cancer cells as a consequence of being exposed to our proenzyme formulation. The objective of this work is to understand at the molecular level the targets of our proenzyme formulation, thereby providing the opportunity for new, patentable drugs which can be developed further. We plan to commence a targeted drug discovery program utilizing the identified molecular target to search for novel anticancer agents.

One specific objective of the project is to synthesize both proenzymes by an in vivo system to produce crystalized proteins that could be maintained for long periods without suffering degradation, even in absence of refrigeration. This will be particularly useful for a longer shelf life as well as global distribution of the drug product, particularly in warmer climates and developing regions where refrigeration may not be available.

The POP1 joint research and drug discovery program has produced synthetic recombinant versions of the two proenzymes, trypsinogen and chymotrypsinogen. Propanc Biopharma’s joint scientific researchers are developing a novel expression system and are also in the process of optimizing conditions to achieve high titers of recombinant trypsinogen and chymotrypsinogen. Further, the anticancer effects of the synthetic versions will be tested against the naturally derived proenzymes from bovine origin.

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

CORPORATE STRATEGY

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

As part of our overall expansion strategy, from time to time, we investigate potential intellectual property acquisition opportunities to expand our product portfolio. While our initial focus is on the development of PRP as the lead product candidate, potential product candidates may also be considered for future preclinical and clinical development. These potential opportunities have arisen from other research and development organizations, which either own existing intellectual property or are currently developing new intellectual property, which may be of interest to us. These opportunities are possible new cancer treatments that are potentially less toxic than existing treatment approaches and are able to fill an existing gap in the treatment process, such as a systemic de-bulking method which could reduce the size and threat of metastases to a more manageable level for late-stage cancer patients.

We believe these potential treatment approaches will be complementary to existing treatment regimens and our existing product candidate, PRP. No formal approaches have been made at this stage and it is unknown whether we will engage in this discussion in the near future. However, as PRP progresses further down the development pathway, we intend to assess future opportunities that may arise to use the expertise of our management and scientific personnel for future prospective research and development projects.

CURRENT OPERATIONS

We are at a pre-revenue stage. We do not know when, if ever, we will be able to commercialize our products and begin generating revenue. We are focusing our efforts on organizing, coordinating and financing the various aspects of the drug research and development program outlined earlier in this document. In order to commercialize our products, we must complete preclinical development, Phase Ib, IIa and IIb clinical trials in Europe, the U.S., United Kingdom, Australia or elsewhere, and satisfy the applicable regulatory authority that PRP is safe and effective. If the results from the Phase II trials are convincing, we will seek conditional approval from the regulatory authorities sooner. Therefore, from the time we commence clinical trials, we estimate that this will take approximately three to four years if we seek conditional approval upon completion of Phase II trials. As described previously, when we advance our development projects sufficiently down the development pathway and achieve a major increase in value, such as obtaining interim efficacy data from Phase II clinical trials, we will seek a suitable licensing partner to complete the remaining development activities, obtain regulatory approval and market the product.

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

Current therapeutic options for the treatment of cancer offer, at most, a few months of extra life or tumor stabilization. Some experts believe that drugs that kill most tumor cells do not affect cancer stem cells, which can regenerate the tumor (e.g., chemotherapy). Studies are revealing the genetic changes in cells that cause cancer and spur its growth. This research is providing scientific researchers with many potential targets for drugs. Tumor cells, however, can develop resistance to drugs.

Limitations of Current Therapies

PRP was developed because of the limitation of current cancer therapies. While surgery is often safe and effective for early-stage cancer, many standard therapies for late-stage cancer urgently need improvement; current treatments generally provide modest benefits, and frequently cause significant adverse effects. Our focus is to provide oncologists and their patients with therapies for metastatic cancer which are more effective than current therapies, and which have a substantially reduced side effect profile.

While progress has been made within the oncology sector in developing new treatments, the overall cancer death rate has only improved by 7% over the last 30 years.

Most of these new treatments have some limitations, such as:

1.	significant toxic effects;
2.	expense; and
3.	limited survival benefits.

We believe that our treatment will provide a competitive advantage over the following treatments:

●	Chemotherapeutics: Side effects from chemotherapy can include pain, diarrhea, constipation, mouth sores, hair loss, nausea and vomiting, as well as blood-related side effects, which may include a low cell count of infection fighting white blood cells (neutropenia), low red blood cell count (anemia), and low platelet count (thrombocytopenia). Our goal is to demonstrate that our treatment will be more effective than chemotherapeutic and hormonal therapies with fewer side effects.
●	Targeted therapies: The most common type is multi-targeted kinase inhibitors (molecules which inhibit a specific class of enzymes called kinases). Common side effects include fatigue, rash, hand–foot reaction, diarrhea, hypertension and dyspnoea (shortness of breath). Further, tyrosine kinases inhibited by these drugs appear to develop resistance to inhibitors. While the clinical findings with PRP are early and subject to confirmation in future clinical trials, no evidence has yet been observed of the development of resistance by the cancer to PRP.

●	Monoclonal antibodies: Development of monoclonal antibodies is often difficult due to safety concerns. Side effects that are most common include skin and gastro-intestinal toxicities. For example, several serious side effects from Avastin, an anti-angiogenic cancer drug, include gastrointestinal perforation and dehiscence (e.g., rupture of the bowel), severe hypertension (often requiring emergency treatment) and nephrotic syndrome (protein leakage into the urine). Antibody therapy can be applied to various cancer types, but can also be limited to certain genetic sub populations in many instances.
●	Immunotherapy: There is a long history of attempts to develop therapeutic cancer vaccines to stimulate the body’s own immune system to attack cancer cells. While these products generally do not have the poor safety profile of standard therapeutic approaches, only a small number of them are FDA-approved and available compared to the number of patients diagnosed with cancer. Furthermore, only a relatively small number of the patient population is eligible to receive and subsequently respond to treatment, as defined by preventing tumor growth.

MARKET OPPORTUNITY

The global metastatic cancer treatment market is predicted to reach $111 Billion by 2027 by Emergen Research. Demand for new cancer products can largely be attributed to a combination of a rapidly aging population in western countries and changing environmental factors, which together are resulting in rising cancer incidence rates. Worldwide, the World Health Organization estimated 19.3 million new cancer cases and almost 10.0 million cancer deaths occurred in 2020. As such, global demand for new cancer treatments which are effective, safe and easy to administer is rapidly increasing. Our treatment will potentially target many aggressive tumor types for which little or few treatment options exist.

We plan to target patients with solid tumors, most likely pancreatic and ovarian tumors, for whom other treatment options have been exhausted. Globally these cancers resulted in over 673,255 deaths in 2020, according to the World Health Organization. With such a high mortality rate, a substantial unmet medical need exists for new treatments. Once the efficacy and safety of PRP has been demonstrated in late-stage patient populations, we plan to undertake exploration of the utility of the drug in earlier stage disease, together with investigation of the drug’s utility in other types of cancer.

Anticipated Market Potential

It is difficult to estimate the size of the market opportunity for this specific type of product as a clinically proven, pro-enzyme formulated suppository marketed to oncologists across global territories for specific cancer indications, to the best of management’s knowledge, has not been previously available. However, the markets for potential market for pancreatic and ovarian cancers may be characterized as follows:

●	The world market for pancreatic cancer drugs is projected to grow to $4.2 billion by the year 2025, according to Grandview Research. Major players operating in the pancreatic cancer therapy market include Eli Lilly and Company, F. Hoffmann-La Roche AG, Celgene Corporation, Amgen Inc., Novartis AG, Pharmacyte Biotech Inc., Clovis Oncology, Teva Pharmaceutical Industries Ltd., Pfizer Inc., Merck & Co., Inc. among others. For instance, in May 2018, Eli Lilly and Company acquired AMRO BioSciences. AMRO BioSciences is engaged into number of drugs for cancer. The clinical trial explores a drug (pegilodecakin) which is ongoing for the pancreatic cancer. The developments performed by the companies are helping the market to grow in the coming years.
●	The global market for ovarian cancer drugs expected to reach $10.1 billion by 2027, according to iHealthcareAnalyst. This will be driven by continued uptake and expected launches of the approved PARP (poly adenosine diphosphate-ribose polymerase) inhibitors. Major competitors operating in the global ovarian cancer treatment market include AbbVie, Inc., AstraZeneca plc (Acerta Pharma), Boehringer Ingelheim GmbH, Chugai Pharmaceutical Co., Ltd., Clovis Oncology, Five Prime Therapeutics, Inc., GlaxoSmithKline plc (Tesaro), Gradalis, Inc., Incyte Corporation, MacroGenics, Inc., Mateon Therapeutics, Inc., Merck & Co., Inc., Novartis AG, Novogen Limited, Oasmia Pharmaceuticals, Inc., Pfizer, Inc., PharmaMar S.A, and Roche Holding AG.

New products can be defined as addition-in-class, advance-in-class, or first-in-class, depending on their degree of innovation. Addition-in-class products, defined as new Active Pharmaceutical Ingredients (API) with established mechanisms of action, are often clinically important and highly commercially successful. Advance-in-class product innovation, defined as significantly differentiated and innovative new APIs, albeit with established mechanisms of action, remains a highly attractive strategy. However, first-in-class innovation, defined as products with a molecular target and/or mechanism of action not found in any approved products globally, remains the key product development strategy in terms of providing the greatest degree of differentiation, extending to a first-mover advantage and potentially the capture of significant market share.

Based on the current situation for these two markets, we believe there is an attractive opportunity in both the pancreatic and ovarian cancer market sectors for the introduction of a first-in-class, clinically proven product which can achieve new benefits for patients in terms of survival and quality of life. The current concentration of products suggests oncologists may be willing to try newly approved products, particularly if they can exhibit a favorable safety profile, although substantive R&D activities will be necessary to both obtain regulatory approval, and to generate the clinical safety and efficacy data needed to convince clinicians to use a new product.

LICENSE AGREEMENTS

University of Bath

We previously sponsored a collaborative research project at University of Bath to investigate the cellular and molecular mechanisms underlying the potential clinical approach of our proprietary proenzyme formulation. As a result of this undertaking, we entered into a Commercialization Agreement with University of Bath (UK), dated November 12, 2009 (the “Commercialization Agreement”), where, initially, we held an exclusive license with Bath University, and where we and University of Bath co-owned the intellectual property relating to our proenzyme formulations. The Commercialization Agreement originally provided for University of Bath to assign the Patents (as defined therein) to Propanc in certain specified circumstances, such as successful completion of a clinical trial and commencement of a Phase II (Proof of Concept) clinical trial.

On June 14, 2012, Propanc and University of Bath agreed to an earlier assignment to us of the patents pursuant to an Assignment and Amendment Deed, on the provision that Bath University retains certain rights arising from the Commercialization Agreement, as follows:

●	University of Bath reserves for itself (and its employees and students and permitted academic sub-licensees with respect to research use) the non-exclusive, irrevocable, worldwide, royalty free right to use the patents for research use;
●	The publication rights of University of Bath specified in the contract relating to the original research made between the parties with an effective date of July 18, 2008 shall continue in force;
●	Propanc shall pay to University of Bath a royalty of two percent of any and all net revenues;
●	Propanc shall use all reasonable endeavors to develop and commercially exploit the patents for the mutual benefit of University of Bath and Propanc to the maximum extent throughout the covered territory and in any additional territory and to obtain, maintain and/or renew any licenses or authorizations that are necessary to enable such development and commercial exploitation. Without prejudice to the generality of the foregoing, Propanc shall comply with all relevant regulatory requirements in respect of its sponsoring and/or performing clinical trials in humans involving the administration of a product or materials within a claim of the patents; and
●	Propanc shall take out with a reputable insurance company and maintain liability insurance coverage prior to the first human trials.

In consideration of such assignment, we agreed to pay royalties of 2% of net revenues to University of Bath. Additionally, we agreed to pay 5% of each and every license agreement subscribed for. The contract is cancellable at any time by either party. To date, no amounts are owed under the agreement.

University of Jaén

We have established a collaboration with the University of Jaén to carry out a Research Project aimed at the synthetic development of PRP and its subsequent validation. The University of Jaén is providing scientific research activities the Department of Health Sciences, which provides the necessary technical and human resources in order to carry out the programmed works. A Collaboration Agreement (the “Collaboration Agreement”) according was established, dated October 1, 2020, with the main objective for the synthetic development of PRP and its subsequent validation. To that end, there shall be established a pre-clinical protocol of safety evaluation and antitumor efficacy on cancer stem cells and in orthotopic xenotransplantations derived from cancer stem cells isolated from tumor cell lines, of a newly developed synthetic formulation based on the two pancreatic zymogens.

The ownership of potential intellectual property rights that may arise as a result of the knowledge obtained through the project will belong to Propanc. In consideration for payment of the compensation, the University of Jaén hereby assigns and agrees to do all things reasonably required to assign to the contracting entity all industrial property rights arising from the Project.

In return for ownership of the entire right and title in all industrial property rights arising from the Project, Propanc agrees to pay the University of Jaén two percent (2%) of the net sales of any products sold by the contracting entity which fall within the scope of the protection of such industrial property rights.

Future Agreements

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

INTELLECTUAL PROPERTY

The Company has filed multiple patent applications relating to its lead product, PRP. The Company’s lead patent application has been granted and remains in force in the United States, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Turkey, United Kingdom, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore, Malaysia, South Africa, Mexico, Republic of Korea, India and Brazil. In Canada, the patent application remains under examination.

In 2016 and early 2017, we filed other patent applications. Three applications were filed under the Patent Cooperation Treaty (the “PCT”). The PCT assists applicants in seeking patent protection by filing one international patent application under the PCT, applicants can simultaneously seek protection for an invention in over 150 countries. Once filed, the application is placed under the control of the national or regional patent offices, as applicable, in what is called the national phase. One of the PCT applications filed in November 2016, entered national phase in July 2018 and another PCT application entered national phase in August 2018. A third PCT application entered national phase in October 2018.

Presently, there are 31 granted patents and 34 patents under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

REGULATORY MATTERS

United States

Government oversight of the pharmaceutical industry is usually classified into pre-approval and post-approval categories. Most of the therapeutically significant innovative products marketed today are the subject of New Drug Applications (“NDA”). Preapproval activities, based on these detailed applications, are used to assure the product is safe and effective before marketing. In the United States, The Center for Drug Evaluation and Research (“CDER”), is the FDA organization responsible for over-the- counter and prescription drugs, including most biological therapeutics, and generic drugs.

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

New Drug Applications (“NDAs”)

The FDA’s NDA approval process generally involves:

●	Completion of preclinical laboratory and animal testing in compliance with the FDA’s good laboratory practice, or GLP, regulations;
●	Submission to the FDA of an investigational new drug (“IND”) application for human clinical testing, which must become effective before human clinical trials may begin in the United States;
●	Performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed product for each intended use;
●	Satisfactory completion of an FDA pre-approval inspection of the facility or facilities at which the product is manufactured to assess compliance with the FDA’s “current good manufacturing practice” (“CGMP”) regulations; and
●	Submission to and approval by the FDA of an NDA.

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

On June 23, 2016, the UK government held a referendum to gauge voters’ support to remain or leave the European Union. The referendum resulted in 51.9% of UK voters in favor of leaving the European Union, commonly referred to as “Brexit.” On March 29, 2017, the UK invoked Article 50 of Lisbon Treaty to initiate complete withdrawal from the European Union, which was effectuated on January 31, 2020. The center for the EMA was based in London but the European Union has relocated the center to The Netherlands.

The impact of Brexit on the drug approval process in the UK is uncertain. Companies based in the UK and operating in the drug industry are urging the European Union and the UK to reach an agreement to harmonize the regulatory process once the UK officially exits the European Union.

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

EMPLOYEES

As of September 28, 2021, we have one full-time and one part-time employee. In addition to our employees, we engage key consultants and utilize the services of independent contractors to perform various services on our behalf. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business. Over time, we may be required to hire additional employees or engage independent contractors to execute various projects that are necessary to grow and develop our business. These decisions will be made by our officers and directors, if and when appropriate.

CORPORATE INFORMATION

Our principal executive office is located at 302, 6 Butler Street, Camberwell, VIC, 3124 Australia. Our telephone number is 61 03 9882 0780. Our website is www.propanc.com. We can be contacted by email at www.propanc.com/contact. Our website’s information is not, and will not be deemed, a part of this Annual Report or incorporated into any other filings we make with the SEC.

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

ITEM 1A. RISK FACTORS

We are not required to provide this information as we are a smaller reporting company.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 302, 6 Butler Street, Camberwell, VIC, 3124 Australia, which we lease from Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our Chief Executive Officer, Chief Financial Officer and a director, and his wife are owners and directors. The lease has a one-year term commencing May 6, 2021, and we are currently obligated to pay $3,606 AUD or $2,431 USD (depending on exchange rate), inclusive of tax, in rent per month.

Item 3. Legal Proceedings.

We are not currently involved in any litigation that we believe could have a material adverse effect on our financial condition or results of operations. There is no action, suit, or proceeding by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or our subsidiary, threatened against or affecting our Company, our common stock, our subsidiary or of our companies or our subsidiary’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

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

On September 24, 2021, the last reported sales price per share of our common stock on the OTCQB was $0.0249.

Security Holders

As of September 21, 2021, we had 76 record holders of our common stock.

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

Recent Sales of Unregistered Securities

Shares issued for conversion of convertible debt

During the year ended June 30, 2021, the Company issued an aggregate of 8,786,113 shares of its common stock at an average contractual conversion price of $0.13, ranging from $0.03 to $2.00, as a result of the conversion of principal of $1,018,867, interest of $103,321 and conversion fees $16,500 underlying certain outstanding convertible notes converted during such period.

There were 24,427 unissued shares which were considered issuable for accounting purposes during the first quarter of fiscal 2021 related to conversion notices dated and received in September 2020. In November 2020, the Company was notified by the note holder of the cancellation of these conversion notices and as such the Company reversed the effects of these transactions.

The Company has 197,308,116 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at June 30, 2021.

Shares issued for services

On March 22, 2021, the Company issued an aggregate of 225,037 shares of the Company’s common stock to a consultant for services rendered from January 1, 2021 to March 22, 2021. The Company issued 225,037 shares of the Company’s common stock valued at $0.30 per share, being the closing price of the stock on the date of grant to such consultant, or $67,511.

Between March 2021 and June 2021, the Company issued an aggregate of 580,609 shares of the Company’s common stock to a consultant for services rendered from April 1, 2021 to June 30, 2021. The Company issued 580,609 shares of the Company’s common stock valued at $0.10 per share, being the closing price of the stock on the date of grant to such consultant, or $58,061.

Shares issued for exercise of warrants

During the year ended June 30, 2021, the Company received aggregate gross proceeds of $776,044 from the exercise of 10,445 prefunded warrants and 19,375 Series B Warrants resulting in the issuance of 29,820 shares of common stock. Additionally, the Company issued 4,199,979 shares of common stock from the alternate cashless exercise of 20 Series A and 1 Series C warrants.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our business and results of operations in conjunction with the information set forth in our consolidated financial statements and notes thereto appearing under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements” on page 3 of this Annual Report. As used herein, references to the “Company,” “Propanc,” “we,” “our,” and “us” refer to Propanc Biopharma, Inc. and its consolidated subsidiary, unless otherwise indicated.

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

On November 17, 2020, the Company effected a one-for-one thousand (1:1,000) reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements and in this annual report to reflect the Reverse Stock Split.

On May 11, 2021, the Company’s scientific researchers with the Universities of Jaén and Granada, published data in a peer reviewed journal, Expert Opinion on Biological Therapy, confirming the anti-tumor potential of a mixture of two pancreatic proenzymes trypsinogen and chymotrypsinogen. Treatment with proenzymes sensitizes cancer stem cells which may allow standard treatment approaches like chemotherapy and radiotherapy to be more effective.

Between August 6, 2020 to June 29, 2021, advancements were made with the Company’s patent portfolio including allowed claims describing a pharmaceutical composition for treating cancer in Brazil (covering the Company’s lead patent application), a first granted patent describing a method to treat cancer stem cells in Australia, and granted patents in Australia and Indonesia, with allowed claims in Singapore, citing higher doses of a pharmaceutical composition. The advancements represent three of four patent families covering the Company’s lead product, PRP.

Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

Fiscal Year Ended June 30, 2021, as compared to the Fiscal Year Ended June 30, 2020

Revenue

For the fiscal years 2021 and 2020 we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense decreased to $1,553,075 for the year ended June 30, 2021 as compared to $3,281,464 for the year ended June 30, 2020. This decrease of approximately $1,728,000 is primarily attributable to a decrease of approximately $1,190,000 in stock-based expenses for services, decrease of approximately $128,000 of indirect capital raising costs, decrease in general consulting, legal, and investor relation fees of approximately $265,000, decrease in accounting fees of approximately $17,000, decrease in insurance expense of approximately $75,000, decrease of approximately $124,000 in marketing and market research expense, decrease in travel expenses of approximately $28,000, decrease of approximately $19,000 of other general and administrative expenses and offset by increase of approximately $118,000 in employee remuneration expense.

Occupancy Expense

Occupancy expense decreased by approximately $4,700 to $28,112 for the year ended June 30, 2021. The decrease primarily relates to exchange rate movements over the period when compared to the same period in 2020.

Research and Development Expenses

Research and development expenses were $230,956 for the year ended June 30, 2021, as compared to $179,987 for the year ended June 30, 2020. The increase in research and development expenses is primarily attributable to the two-year collaboration agreement with University Jaén which was executed in October 2020 to provide certain research services to the Company.

Interest Expense/Income

Interest expense decreased to $449,457 for the year ended June 30, 2021, as compared to $1,748,381 for the year ended June 30, 2020. Interest expense is primarily comprised of approximately $337,000 of debt discount amortization and accretion of put premium for the year ended June 30, 2021, and interest expense from conversion fees, prepayment penalty fees and accrual of interest expense for a total of approximately $113,000 for the year ended June 30, 2021.

This decrease of $1,298,924 is primarily attributable to a decrease in the issuance of convertible notes and was further reduced due to the conversion and repayment of convertible notes during the year ended June 30, 2021 which resulted to a decrease in accretion of put premium of approximately $636,000 during the year ended June 30, 2021, and the decrease in amortization of debt discount of approximately $598,000 during the year ended June 30, 2021. Additionally, interest expense from prepayment penalty fees decreased by approximately $99,000 offset by increase in conversion fees and accrual of interest expense for a total of $34,000 during the year ended June 30, 2021.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities changed by $393,479, to a loss of $8,186 for the year ended June 30, 2021, as compared to a gain of $385,293 for the year ended June 30, 2020. This change is primarily attributable to a decrease in the principal amount of convertible notes with bifurcated embedded conversion option derivatives during the year ended June 30, 2021.

Gain from Settlement of Debt, net

During the year ended June 30, 2021, the Company recorded gain from settlement of debt, net of $49,319 relating to two transactions. On March 22, 2021, the Company entered into a settlement agreement with our former counsel, Foley Shechter, whereby both parties agreed to settle all claims for professional fees owed for a total of $51,057. The Company paid the settlement amount of $51,057 on March 22, 2021. Prior to the settlement agreement, the Company recorded total accounts payable and accrued expenses $143,614. Accordingly, the Company recognized gain from settlement of debt of $92,557 during the year ended June 30, 2021.

Additionally, on March 15, 2021, the Company entered into a Settlement and Mutual Release Agreement with Regal whereby both parties agreed to settle all claims and liabilities under the August 10, 2017 Convertible note for a total of $100,000. All other terms of the August 10, 2017 Convertible Note shall remain in full force and effect. Both parties agree that all future penalties under this note are waived unless the Company fails to authorize to distribute the requested shares upon conversion. The Company has the right to pay off the balance of any remaining amounts dues under this note in cash at any time more than 60 days after March 15, 2021. Prior to the Settlement Agreement, the Company recorded total liabilities $56,762 consisting of remaining principal amount of $8,500, accrued interest of $23,262 and accrued expenses of $25,000. Accordingly, the Company recognized loss from settlement of debt of $43,238 during the year ended June 30, 2021.

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

During the year ended June 30, 2021, notes with principal amounts totaling $95,000 and accrued interest of $3,000 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $178,368 resulting in a loss on extinguishment at the time of conversion of $80,368 and $130,975 of derivative fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net gain of $50,607.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction changed to a gain of $30,497 for the year ended June 30, 2021 as compared with a loss of $143,808 for the year ended June 30, 2020.

The foreign currency transaction decreased to a gain is partially attributable to the increase in exchange rates during the year ended June 30 2021, as compared to the year ended June 30, 2020.

Benefit (provision) for taxes

During the year ended June 30, 2021 and 2020, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $113,415 and $134,728, respectively.

Net loss

Net loss decreased to $2,025,947 for the year ended June 30, 2021 as compared to a net loss of $4,740,723 for the year ended June 30, 2020. The change relates to the factors discussed above.

Deemed dividend

The Company recognized the value of the effect of a down round feature related to our Series A and C warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $391,749 and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants.

Net loss available to common stockholders

Net loss available to common stockholders decreased to $2,417,696 for the year ended June 30, 2021 as compared to a net loss of $4,740,723 for the year ended June 30, 2020. The change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2021, we had total assets of $13,101, comprised primarily of cash of $2,255, GST tax receivable of $4,341, property and equipment, net, of $4,255 and security deposit of $2,250. As compared to June 30, 2020, we had total assets of $98,518, comprised primarily of cash of $67,007, GST tax receivable of $2,015, property and equipment, net, of $5,747 and operating lease right of use asset, net, $21,682.

We had current liabilities of $3,080,674, primarily comprised of net convertible debt of $624,583, accounts payable and accrued expenses of $1,894,486, employee benefit liability of $418,538, and embedded conversion option liabilities of $54,220 as of June 30, 2021. As compared to June 30, 2020, we had current liabilities of $3,739,943, primarily comprised of net convertible debt of $1,557,734, accounts payable and accrued expenses of $1,544,387, employee benefit liability of $354,109, and embedded conversion option liabilities of $354,109.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the year ended June 30, 2021 we received proceeds from exercise of warrants of $776,044 and proceeds from issuance of convertible notes of $325,000.

We have substantial capital resource requirements and have incurred significant losses since inception. As of June 30, 2021, we had $2,255 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the years ended June 30,
	2021	2020
Net cash used in operating activities	$(1,145,264)	$(1,849,589)
Net cash provided by financing activities	$1,058,044	$1,890,240
Effect of exchange rate changes on cash	$22,468	$23,962

Net Cash Flow from Operating Activities

Net cash used in operating activities was $1,145,264 for the year ended June 30, 2021, due to our net loss of $2,025,947, offset primarily by non-cash charges of amortization of debt discount of $136,527, stock-based compensation of $208,444, non-cash interest expense of $16,500, accretion of put premium of $200,410, change in fair value of derivatives of $8,186 addback foreign currency transaction gain of $30,497, gain from settlement of debt of $48,390 and $50,607 gain on extinguishment of debt. Net changes in operating assets and liabilities totaled $92,277, which is primarily attributable to increase in accounts payable of $177,382, increase in accrued expenses and other payables of $152,861, employee benefit liability of $33,134, and accrued interest of $80,582.

Net cash used in operating activities was $1,849,589 for the year ended June 30, 2020, due to our net loss of $4,740,723 offset primarily by non-cash charges of amortization of debt discount of $734,130, stock-based compensation of $1,398,868, accretion of put premium of $836,724, non-cash interest expense of $15,000, foreign currency transaction loss of $143,808 addback gain on extinguishment of debt of $67,123 and $385,293 of change in fair value of derivatives. Net changes in operating assets and liabilities totaled $212,547, which is primarily attributable to decrease in prepaid expenses and other assets of $83,157, increase in employee benefit liability of $35,724, and accrued interest of $156,417 and offset by decrease in accounts payable of $29,737 and accrued expenses and other payables of $9,740.

Net Cash Flow from Financing Activities

Cash flows provided by financing activities for the year ended June 30, 2021 were $1,058,044 as compared to $1,890,240 for the year ended June 30, 2020. During the year ended June 30, 2021 we received proceeds from the exercise of warrants of $776,044 and proceeds from issuance of convertible notes of $325,000 offset by repayments of convertible notes of $43,000. During the year ended June 30, 2020, we received proceeds from the sale of convertible promissory notes of $1,465,250 and sale of common stock of $450,000, net of $25,010 in issue costs.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $22,468 positive adjustment to cash flows in the year ended June 30, 2021 as compared to an adjustment of $23,962 to cash flows in the year ended June 30, 2020. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Convertible Notes with Variable Conversion Options: We have entered into convertible notes, some of which contain variable conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into common shares at or around a fixed discount to the price of the common stock at the time of conversion. We treat these convertible notes as stock settled debt under ASC 480 and measure the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion and record the put premium as accretion to interest expense.

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

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

Recent Accounting Pronouncements

Please see section captioned “Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements included in this Annual Report for a discussion of recently issued and adopted accounting pronouncements.

Going Concern Qualification

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the fiscal year ended June 30, 2021, the Company had no revenues, had a net loss of $2,025,947 and had net cash used in operations of $1,145,264. Additionally, as of June 30, 2021, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $3,074,078, $3,067,573, and $58,199,466, respectively.

Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2021 and 2020. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

The following audited consolidated financial statements of Propanc Biopharma, Inc. are included in this Annual Report:

PROPANC BIOPHARMA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and the Board of Directors of:

Propanc Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets Propanc Biopharma, Inc. and Subsidiary (the “Company”) as of June 30, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended June 30, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss of $2,025,947 and net cash used in operating activities of $1,145,264 for the fiscal year ended June 30, 2021. The Company has a working capital deficit, stockholder’s deficit, and accumulated deficit of $3,074,078, $3,067,573, and $58,199,466 respectively, at June 30, 2021. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Phone: (561) 995-8270 • Toll Free: (866) CPA-8500 • Fax: (561) 995-1920

www.salbergco.com • info@salbergco.com

Member National Association of Certified Valuation Analysts • Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide • Member AICPA Center for Audit Quality

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Derivative Liabilities

As described in Footnote 12 “Derivative Financial Instruments and Fair Value Measurements” to the consolidated financial statements, the Company recorded derivative transactions that resulted primarily in a net derivative expense from change in fair value of conversion option liability of $8,186, and derivative liabilities of $54,220 at June 30, 2021.

We identified the evaluation of instruments and contracts to determine whether there are derivatives to be recorded, the analysis of the accounting treatment and presentation for derivative transactions and the valuation of derivatives as critical audit matters. Auditing management’s analysis of the above critical audit matters was complex and involved a high degree of subjectivity.

The primary procedures we performed to address these critical audit matters included (a) Reviewed and tested management’s conclusions as to whether certain instruments or contracts qualified for derivative treatment by comparing management’s analysis and conclusions to authoritative and interpretive literature, (b) Compared the accounting treatment and presentation to that described by the authoritative and interpretive literature, (c) Tested management’s process for valuing derivatives by comparing it to generally accepted methodologies for valuing derivatives, (d) Tested management’s valuation of the derivatives by testing assumptions and data used in the valuation model including the term, volatility and interest rate, and (e) Recomputed the derivative valuations.

/s/Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2011

Boca Raton, Florida

September 28, 2021

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2021	June 30, 2020

ASSETS

CURRENT ASSETS:
Cash	$2,255	$67,007
GST tax receivable	4,341	2,015

TOTAL CURRENT ASSETS	6,596	69,022

Security deposit - related party	2,250	2,067
Operating lease right-of-use assets, net - related party	-	21,682
Property and equipment, net	4,255	5,747

TOTAL ASSETS	$13,101	$98,518

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,002,335	$842,156
Accrued expenses and other payables	892,151	702,231
Convertible notes and related accrued interest, net of discounts and premiums	624,583	1,557,734
Operating lease liability - related party	-	25,072
Embedded conversion option liabilities	54,220	177,009
Due to former director - related party	33,347	30,639
Loan from former director - related party	55,500	50,993
Employee benefit liability	418,538	354,109

TOTAL CURRENT LIABILITIES	3,080,674	3,739,943

TOTAL LIABILITIES	$3,080,674	$3,739,943

Commitments and Contingencies (See Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares authorized; 500,000 shares issued and outstanding as of June 30, 2021 and 2020	$5,000	$5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of June 30, 2021 and 2020	-	-

Common stock, $0.001 par value; 1,000,000,000 shares authorized;14,055,393 and 258,120 shares issued and outstanding as of June 30, 2021 and 2020, respectively	14,056	258
Common stock issuable (59 and 0 shares as of June 30, 2021 and 2020, respectively)	-	-
Additional paid-in capital	54,074,110	50,913,893
Accumulated other comprehensive income	1,085,204	1,267,671
Accumulated deficit	(58,199,466)	(55,781,770)
Treasury stock (1 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(3,067,573)	(3,641,425)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,101	$98,518

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Years Ended June 30,
	2021	2020

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	1,553,075	3,281,464
Occupancy expenses	28,112	32,809
Research and development	230,956	179,987
TOTAL OPERATING EXPENSES	1,812,143	3,494,260

LOSS FROM OPERATIONS	(1,812,143)	(3,494,260)

OTHER INCOME (EXPENSE)
Interest expense	(449,457)	(1,748,381)
Interest income	1	946
Other income	-	57,636
Change in fair value of derivative liabilities	(8,186)	385,293
Gain from settlement of debt, net	49,319	-
Gain on extinguishment of debt, net	50,607	67,123
Foreign currency transaction gain (loss)	30,497	(143,808)
TOTAL OTHER EXPENSE, NET	(327,219)	(1,381,191)

LOSS BEFORE TAXES	(2,139,362)	(4,875,451)

Tax benefit	113,415	134,728

NET LOSS	(2,025,947)	(4,740,723)

Deemed dividend	(391,749)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,417,696)	$(4,740,723)

BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS	$(0.80)	$(192.45)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	3,032,612	24,634

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,417,696)	$(4,740,723)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	(182,467)	200,673

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(182,467)	200,673

TOTAL COMPREHENSIVE LOSS	$(2,600,163)	$(4,540,050)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED JUNE 30, 2021 and 2020

							Common				Accumulated
	Preferred Stock						Stock		Additional		Other		Total
	Series A		Series B		Common Stock		Issuable		Paid-in	Accumulated	Comprehensive	Treasury	Stockholders'
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Capital	Deficit	Income	Stock	Deficit

Balance at June 30, 2019	500,000	$5,000	1	$-	968	$1	-	$-	$45,714,289	$(51,041,047)	$1,066,998	$(46,477)	$(4,301,236)

Issuance of common stock for cash	-	-	-	-	804	1	-	-	424,989	-	-	-	424,990

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	247,619	248	-	-	2,124,926	-	-	-	2,125,174

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	874,924	-	-	-	874,924

Issuance of common stock for services	-	-	-	-	8,729	8	-	-	113,634	-	-	-	113,642

Relative fair value of warrants issued with convertible debt	-	-	-	-	-	-	-	-	375,905	-	-	-	375,905

Stock based compensation in connection with stock option grants and restricted stock unit grants	-	-	-	-	-	-	-	-	300,416	-	-	-	300,416

Stock based compensation in connection with fair value of warrants issued for services	-	-	-	-	-	-	-	-	984,810	-	-	-	984,810

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	200,673		200,673

Net loss for the fiscal year ended June 30, 2020	-	-	-	-	-	-	-	-	-	(4,740,723)		-	(4,740,723)

Balance at June 30, 2020	500,000	5,000	1	-	258,120	258	-	-	50,913,893	(55,781,770)	1,267,671	(46,477)	(3,641,425)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	8,786,113	8,787	-	-	1,230,288	-	-	-	1,239,075

Reversal of common stock issuable due to cancellation of conversions of convertible debt and accrued interest	-	-	-	-	(24,427)	(24)	-	-	(19,992)	-	-	-	(20,016)

Reversal of put premium upon cancellation of conversions of convertible debt	-	-	-	-	-	-	-	-	(11,785)	-	-	-	(11,785)

Issuance of common stock for services	-	-	-	-	805,646	806	-	-	124,766	-	-	-	125,572

Issuance of common stock for exercise of warrants	-	-	-	-	29,820	29	-	-	776,015	-	-	-	776,044

Issuance of common stock for cashless exercise of warrants	-	-	-	-	4,199,979	4,200			(4,200)	-	-	-	-

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	391,749	(391,749)	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	590,504	-	-	-	590,504

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	82,872	-	-	-	82,872

Vested restricted stock units	-	-	-	-	-	-	59	-	-	-	-	-	-

Fractional difference due to the reverse stock-split	-	-	-	-	142	-	-	-	-	-	-	-	-

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(182,467)	-	(182,467)

Net loss for the fiscal year ended June 30, 2021	-	-	-	-	-	-	-	-	-	(2,025,947)	-	-	(2,025,947)

Balance at June 30, 2021	500,000	$5,000	1	$-	14,055,393	$14,056	59	$-	$54,074,110	$(58,199,466)	$1,085,204	$(46,477)	$(3,067,573)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended June 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,025,947)	$(4,740,723)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	125,572	1,098,452
Foreign currency transaction loss (gain)	(30,497)	143,808
Depreciation expense	1,993	2,473
Amortization of debt discounts	136,527	734,130
Change in fair value of derivative liabilities	8,186	(385,293)
Gain on extinguishment of debt, net	(50,607)	(67,123)
Gain from settlement of debt, net	(49,319)	-
Stock option and restricted stock expense	82,872	300,416
Non-cash interest expense	16,500	15,000
Accretion of put premium	200,410	836,724
Changes in Assets and Liabilities:
GST receivable	(2,147)	3,332
Prepaid expenses and other assets	-	83,157
Accounts payable	178,311	(59,737)
Deferred rent	(3,695)	3,394
Employee benefit liability	33,134	35,724
Accrued expenses and other payables	152,861	(9,740)
Accrued interest	80,582	156,417
NET CASH USED IN OPERATING ACTIVITIES	(1,145,264)	(1,849,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	325,000	1,465,250
Repayments of convertible promissory notes	(43,000)	-
Proceeds from the sale of common stock	-	450,000
Fees associated with offering costs	-	(25,010)
Proceeds from the exercise of warrants	776,044	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,058,044	1,890,240

Effect of exchange rate changes on cash	22,468	23,962

NET INCREASE (DECREASE) IN CASH	(64,752)	64,613

CASH AT BEGINNING OF YEAR	67,007	2,394
CASH AT END OF YEAR	$2,255	$67,007

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$13,621	$6,110
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$590,504	$874,924
Conversion of convertible notes and accrued interest to common stock	$1,142,205	$1,814,336
Discounts related to warrants issued with convertible notes	$-	$375,905
Discounts related to derivative liability	$-	$227,000
Operating lease right-of-use asset and operating lease liability recorded on adoption of ASC 842	$-	$48,662
Reversal of common stock issuable and put premium due to cancellation of conversions of convertible debt and accrued interest	$31,801	$-
Deemed dividend upon alternate cashless exercise of warrants	$391,749	$-
Accounts payable reclass to convertible notes	$25,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

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

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of June 30, 2021, there has been no activity within this entity.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive wholly-owned subsidiary through June 30, 2021.

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

June 30, 2021 and 2020

Foreign Currency Translation and Other Comprehensive Income (Loss)

The Company’s wholly owned subsidiary’s functional currency is the Australian dollar (AUD). For financial reporting purposes, the Australian dollar has been translated into the Company’s reporting currency which is the United States dollar ($) and/or (USD). Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statements of operations and comprehensive income (loss) as a component of other comprehensive income (loss). There have been no significant fluctuations in the exchange rate for the conversion of Australian dollars to USD after the balance sheet date.

Other Comprehensive Income (Loss) for all periods presented includes only foreign currency translation gains (losses).

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that these intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). Prior to July 1, 2020, the Company recorded the foreign currency transaction gains and losses from measuring the intercompany balances as a component of other income (expenses) titled foreign currency transaction gain (loss). For the year ended June 30, 2021 and 2020, the Company recognized an exchange gain (loss) of approximately $1,005,000 and ($133,000), on intercompany loans made by the parent to the subsidiary which have not been repaid as of June 30, 2021.

As of June 30, 2021 and 2020, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2021	June 30, 2020
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.7500	0.6891

Average exchange rate for the period
USD : AUD exchange rate	0.7473	0.6742

Change in Accumulated Other Comprehensive Income (Loss) by component during the years ended June 30, 2021 and 2020 were as follows:

Foreign Currency Items:
Beginning balance, June 30, 2019	$1,066,998
Foreign currency translation gain	200,673
Balance, June 30, 2020	1,267,671
Foreign currency translation gain	182,467
Ending balance, June 30, 2021	$1,085,204

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

Also see Note 12 - Derivative Financial Instruments and Fair Value Measurements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts, as applicable, are reflected as a current liability on the balance sheets. There were no cash equivalents as of June 30, 2021 or June 30, 2020.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through June 30, 2021 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

As of June 30, 2021 and 2020, the Company was owed $4,341 and $2,015, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the fiscal years ended June 30, 2021 and 2020 were $230,956 and $179,987, respectively.

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

During each of the fiscal years ended June 30, 2021 and 2020, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $113,415 and $134,728, respectively, which is reflected as a tax benefit in the accompanying consolidated statements of operations and comprehensive income (loss).

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

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

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses in the consolidated statements of operations.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

	June 30, 2021	June 30, 2020

Stock Options	59	60
Stock Warrants	121,329	151,171
Unvested restricted stock	59	59
Convertible Debt	12,416,972	439,113
Total	12,538,419	590,403

Recent Accounting Pronouncements

We have reviewed the FASB issued ASU accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term with the exception of those disclosed below. The applicability of any standard is subject to the formal review of the Company’s financial management.

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock. As well as amend the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on July 1, 2022, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company is currently assessing the impact the new guidance will have on our consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the fiscal year ended June 30, 2021, the Company had no revenues, had a net loss of $2,025,947 and had net cash used in operations of $1,145,264. Additionally, as of June 30, 2021, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $3,074,078, $3,067,573, and $58,199,466, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this filing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30,

	2021	2020

Office equipment at cost	$28,623	$26,299
Less: Accumulated depreciation	(24,368)	(20,552)

Total property, plant, and equipment	$4,255	$5,747

Depreciation expense for the years ended June 30, 2021 and 2020 were $1,993 and $2,473, respectively

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

NOTE 4 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to former director - related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at June 30, 2021 and 2020 is $33,347 and $30,639, respectively. The Company plans to repay the advances as its cash resources allow (see Note 10).

NOTE 5 – LOANS AND NOTES PAYABLE

Loan from Former Director - Related Party

Loan from the Company’s former director at June 30, 2021 and 2020 were $55,500 and $50,993, respectively. The loan bear no interest and is payable on demand. The Company did not repay any amount on this loan during the years ended June 30, 2021 and 2020, respectively, (see Note 10).

NOTE 6 – CONVERTIBLE NOTES

The Company’s convertible notes outstanding at June 30, 2021 and 2020 were as follows:

	June 30, 2021	June 30, 2020
Convertible notes and debenture	$400,128	$1,029,496
Unamortized discounts	(6,139)	(126,667)
Accrued interest	34,098	80,101
Premium, net	196,496	574,804
Convertible notes, net	$624,583	$1,557,734

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

June 30, 2021 and 2020

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

The above notes issued to Eagle Equities were treated as stock settled debt under ASC 480 and accordingly, the Company recorded a total of $357,688 put premium, of which $224,131 and $133,557 were released to additional paid in capital following conversion of principal during the fiscal year to June 30, 2020 and 2021, respectively.

The total principal amount outstanding under the above Eagle Equities financing agreements, specifically the August 29, 2018 and the December 24, 2018 agreements was $205,500 as of June 30, 2020 and accrued interest totaled $26,990. There were $0 outstanding principal and accrued interest under the above Eagle Equities financing agreements as of June 30, 2021 as a result of the fiscal 2021 conversions.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

The notes issued to GS capital above were treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $106,438 put premium which was expensed in fiscal 2020 of which $22,901 and $38,667 was released to additional paid in capital following conversion of principal during the year ended June 30, 2020 and 2021, respectively.

The Company recorded $8,802 of accrued interest and the total principal outstanding under the above GS Capital financing agreements was $58,000 as of June 30, 2020 following the conversion of $141,820 of principal and $76,397 of accrued interest during the year ended June 30, 2020. The total remaining principal outstanding and accrued interest under the above GS Capital financing agreements was $0 as of June 30, 2021 following conversion of $58,000 of principal and $8,508 of accrued interest during the year ended June 30, 2021.

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

On March 15, 2021, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with the consultant whereby both parties agreed to settle all claims and liabilities under the August 10, 2017 Convertible note for a total of $100,000 in the form of a convertible note. All other terms of the August 10, 2017 Convertible Note shall remain in full force and effect. Both parties agree that all future penalties under this note are waived unless the Company fails to authorize to distribute the requested shares upon conversion. The Company has the right to pay off the balance of any remaining amounts dues under this note in cash at any time more than 60 days after March 15, 2021. Prior to the Settlement Agreement, the Company recorded total liabilities $56,762 consisting of remaining principal amount of $8,500, accrued interest of $23,262 and accrued expenses of $25,000. Accordingly, the Company recognized loss from settlement of debt of $43,238 during the year ended June 30, 2021 which is included in gain from settlement of debt, net in the accompanying consolidated statements of operations.

The total principal outstanding after adjustment due to the above-mentioned March 15, 2021 settlement agreement and accrued interest under the August 10, 2017 Convertible Note was $80,000 and $3,738, respectively, as of June 30, 2021 following conversion of $20,000 of principal during the year ended June 30, 2021.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

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

The total principal amount outstanding under the above Power Up financing agreements, specifically the January 7, 2020 and March 12, 2020 Power Up Notes, was $118,000 and accrued interest of $3,903 as of June 30, 2020. The total principal amount outstanding under the above Power Up financing agreement, specifically the January 7, 2020 and March 12, 2020 Power Up Notes, was $0 and accrued interest of $0 as of June 30, 2021 following repayment in cash of $43,000 of the principal balance and $1,816 of accrued interest and conversions into common stock during the year ended June 30, 2021. Accordingly, there was no outstanding principal balance as of June 30, 2021.

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

June 30, 2021 and 2020

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

The total principal amount outstanding under the above Odyssey financing agreement, specifically the July 30, 2019 Odyssey Note, was $0 and accrued interest of $0 as of June 30, 2020 following conversion of $320,000 of the principal balance and $23,220 of accrued interest during the year ended June 30, 2020 resulting in full repayment of the note and a full reduction of the put premium. The note was fully converted in fiscal 2020.

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

June 30, 2021 and 2020

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

The total principal amount outstanding under the above Auctus financing agreement, specifically the August 30, 2019 Auctus Note, was $32,848 and accrued interest of $0 as of June 30, 2021 following conversion of $326,117 of the principal balance and $39,536 of accrued interest during the year ended June 30, 2021. Accordingly, $217,411 of the put premium was released in respect of the August 30, 2019 Auctus Note during the year ended June 30, 2021 following conversion of the principal balance.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

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

The total principal amount outstanding under the above October 1, 2019 GW Holdings financing agreement was $30,000 and accrued interest of $1,776 as of June 30, 2020 following conversion of $101,000 of the principal balance and $5,082 of accrued interest during the year ended June 30, 2020. The total principal amount and accrued interest outstanding under the above October 1, 2019 GW Holdings financing agreement was $0 as of June 30, 2021 following conversion of $30,000 of the principal balance and $3,877 of accrued interest during the year ended June 30, 2021. Accordingly, $67,333 and $20,000 of the put premium was reclassed to additional paid in capital during the year ended June 30, 2020 and 2021, respectively, following conversion of the principal balance. This note was fully converted into common stock in fiscal 2021.

The total principal amount outstanding under the above December 10, 2020 GW Holdings financing agreement, was $90,000 and accrued interest of $4,636 as of June 30, 2021 following conversion of $41,000 of the principal balance and $1,084 of accrued interest during the year ended June 30, 2021. Accordingly, $27,333 of the put premium was reclassed to additional paid in capital in respect of the October 1, 2019 GW Holdings Note during the year ended June 30, 2021 following conversion of the principal balance.

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

June 30, 2021 and 2020

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

The total principal amount outstanding under the above Crown Bridge financing agreement was $65,280 and accrued interest of $16,138 as of as of June 30, 2021.

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

The total principal amount outstanding under the above Ader Alef financing agreement was $110,250 and accrued interest of $4,073 as of June 30, 2020. The total principal amount outstanding and accrued interest under the above Ader Alef financing agreement was $0 as of as of June 30, 2021 following conversion of $110,250 of the principal balance and $7,493 accrued interest during the year ended June 30, 2021. Accordingly, $59,365 of the put premium was released in respect of the Ader Alef Note during the year ended June 30, 2021 following conversion of the principal balance. This note was fully converted into common stock in fiscal 2021.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

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

The total principal amount outstanding under the above LG Capital financing agreement was $75,000 and accrued interest of $2,164 as of June 30, 2020. The total principal amount outstanding and accrued interest under the above LG Capital financing agreement was $0 as of June 30 2021 following conversion of $75,000 of the principal balance and $5,421 accrued interest during the year ended June 30, 2021. Accordingly, $40,385 of the put premium was released in respect of the February 19, 2020 LG Capital Note during the year ended June 30, 2021 following conversion of the principal balance. This note was fully converted into common stock in fiscal 2021.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

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

The conversion price for the above Geneva Roth notes shall be equal to a 35% discount of the market price based on the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, Geneva Roth shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Geneva Roth and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. These notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $113,077 put premium for the three notes.

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

The total principal amounts outstanding under the above Geneva Roth financing agreements were $132,000 and accrued interest of $3,477 as of June 30, 2021 following conversion of $78,000 of the principal balance and $3,120 accrued interest during the year ended June 30, 2021. Accordingly, $42,000 of the put premium was released in respect of the Geneva Roth financing agreements during the year ended June 30, 2021 following conversion of the principal balance.

Amortization of debt discounts

The Company recorded $211,000 and $728,904 of debt discounts related to the above note issuances during the years ended June 30, 2021 and 2020, respectively. The Company recorded $498,160 and $836,724 of put premiums related to the above note issuances during the years ended June 30, 2021 and 2020, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the years ended June 30, 2021 and 2020 was $136,527 and $734,130, respectively.

The Company reclassified $590,504 and $874,924 in put premiums to additional paid in capital following conversions during the year ended June 30, 2021 and 2020, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

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

On November 23, 2010, the Company was incorporated in the state of Delaware. In January 2011, the Company acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis with Propanc PTY LTD becoming a wholly owned subsidiary of the Company. As a result of these transactions, the Company is subject to the income tax laws of both the United States and Australia for the years ended June 30, 2013 through June 30, 2021.

The reconciliation of income tax expense computed at the U.S. federal statutory rate of 21% to the income tax provision for the years ended June 30, 2021 and 2020 is as follows:

	Year Ended
US	June 30, 2021	June 30, 2020
Loss before Income taxes	$(2,025,947)	$(4,740,723)

Taxes under statutory US tax rates	$(425,449)	$(995,552)
Increase (decrease) in valuation allowance	1,146,001	1,137,716
Prior period adjustment	(1,063,710)	(14,624
Foreign tax rate differential	(51,169)	(128,492)
Income tax rate change	392,767	-
Other	1,559	952
Income tax (expense) benefit	$-	$-

The Company reflects a tax benefit on its consolidated statement of operations and comprehensive income (loss) in 2021 and 2020 of $113,415 and $134,728, respectively. These amounts are research and development tax credits and are not considered income tax.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Year Ended
	June 30, 2021	June 30, 2020
Deferred tax assets
Warrant Derivative Liability	$7,403	$7,403
Accrued Expenses	342,464	297,086
Prepaid Investor Services	444,411	470,050
Non-cash interest	687,529	596,004
Intangibles (Intellectual Property and Patent Cost)	259,743	240,428
Deferred Rent	4,262	1,969
Formation Expense	6,815	7,208
Net Operating Loss CF	8,546,920	7,438,911
Foreign Exchange Loss (OCI)	(39,379)	(39,379)
Revalue of derivative liability	439,958	438,239
Stock Based Compensation	51,481	51,481
Total Deferred tax assets	$10,751,607	$9,509,400

Deferred tax liabilities
R&D	$(197,604)	$(177,702)
Gain on extinguishment of debt	(277,614)	266,987
Capital Raising Costs	(321,291)	(255,614)
Total deferred tax liabilities	$(796,509)	$(700,303)

Net deferred tax assets (liabilities)	$9,955,098	$8,809,097
Valuation allowance	(9,955,098)	(8,809,097)
Net deferred tax assets (liabilities)	$-	$-

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

At June 30, 2021, the Company had U.S. net operating loss carry forwards of approximately $9,588,164 that may be offset against future taxable income, subject to limitation under IRC Section 382. Of the approximately $9.6 million of net operating loss carryforwards, $7.2 million will begin to expire in 2024 and the remaining $2.4 million will not expire. The Australian tax rate changed from 27.5% in 2020 to 26% in 2021. At June 30, 2021, the Company had Australia net operating loss carry forwards of approximately $25,128,485 million which can be carried forward without expiration. No tax benefit has been reported in the June 30, 2021 and 2020 consolidated financial statements due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of June 30, 2021 and 2020, respectively.

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

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of June 30, 2021 and 2020, respectively.

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statement of operations. As of June 30, 2021, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended June 30, 2021 and 2020. The Company did not recognize any interest or penalties during fiscal 2021 or 2020 related to unrecognized tax benefits.

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

Of the total preferred shares authorized, 500,000 have been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on December 9, 2014. James Nathanielsz, the Company’s Chief Executive Officer and Chief Financial Officer, beneficially owns all of the outstanding shares of Series A Preferred Stock via North Horizon Pty Ltd., which entitles him, as a holder of Series A Preferred Stock, to vote on all matters submitted or required to be submitted to a vote of the Company’s stockholders, except election and removal of directors, and each share of Series A Preferred Stock entitles him to two votes per share of Series A Preferred Stock. North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer, Chief Financial Officer and a director of our Company, has voting and investment power over these shares. 500,000 shares of Series A Preferred Stock are issued and outstanding as of June 30, 2021 and 2020.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on June 16, 2015, up to five shares have been designated as Series B Preferred Stock (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of June 30, 2021 and 2020. Mr. Nathanielsz directly beneficially owns such one share of Series B Preferred Stock.

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued during fiscal year 2021 and 2020.

Common Stock

Shares Issued for Cash

April 3, 2020 Security Purchase Agreement

On April 3, 2020, the Company closed on a transaction related to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into on March 30, 2020, whereby an investor (the “Investor”) purchased from the Company, 7,500 units (the “Units”), each consisting of (i) 1.5 shares of the Company’s common stock (the “Common Stock”), or pre-funded warrants (the “Prefunded Warrants”) upon Investor’s election due to the 4.99% blocker provision as discussed below and (ii) 1.5 warrants to purchase one share of Common Stock (“Series A Warrants”, and collectively with the Common Stock the “Units”). In addition to the Units, the Investor was issued 63,750 warrants to purchase one share of Common Stock (the “Series B Warrants”) and an additional 63,750 warrants to purchase one share of Common Stock, subject to a vesting schedule (the “Series C Warrants” and, together with the Prefunded Warrants, the Series A Warrants, and the Series B Warrants, the “Warrants”).

The aggregate purchase price for the Units, the Series A Warrants with exercise price of $200 per share, the Series B Warrants with exercise price of $40 per share and the Series C Warrants with exercise price of $200 per share, of $450,000 was paid at closing (the “Purchase Price”) or $60 per unit purchase price (see Warrants below). The Company received net proceeds of $424,990, net of offering cost of $25,010.

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

Due to the Beneficial Ownership Limitation, the 11,250 shares of Common Stock underlying the Units issuable at closing of the Securities Purchase Agreement are comprised of 804 shares of restricted Common Stock and 10,446 Prefunded Warrants with exercise price of $1 (but can be less than par value). The Prefunded Warrants shall be exercisable immediately and shall expire when exercised in full.

The Securities Purchase Agreement contains such representations, warranties and covenants as are typical for a transaction of this nature.

Shares issued for conversion of convertible debt

During the year ended June 30, 2020, the Company issued 247,619 shares of its common stock at an average contractual conversion price of $7, ranging from $2 to $910, as a result of the conversion of principal and interest in the aggregate amount of $1,814,336 underlying certain outstanding principal amount and accrued interest of convertible notes converted during such period, including $15,000 of conversion fees. The total recorded to equity was $2,125,174. Notes with principal amounts totaling $254,500 and accrued interest of $15,408 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $565,746 resulting in a loss on extinguishment at the time of conversion of $295,838 and $362,961 of derivative fair value was recorded as a gain on extinguishment at the time of conversion. The Company reclassified $874,924 in put premiums to additional paid in capital following conversions during the year ended June 30, 2020.

During the year ended June 30, 2021, the Company issued an aggregate of 8,786,113 shares of its common stock at an average contractual conversion price of $0.13, ranging from $0.03 to $2.00, as a result of the conversion of principal of $1,018,867, interest of $103,321 and conversion fees $16,500 underlying certain outstanding convertible notes converted during such period. The total recorded to equity was $1,239,075 prior to the reversal of unissued shares.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

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

The Company reclassified $590,504 to additional paid in capital following conversions of notes accounted for as stock settled debt during the year ended June 30, 2021.

The Company has 197,308,116 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at June 30, 2021.

Shares issued for services

On July 19, 2019, the Company entered into an agreement with a certain consultant to provide services over a two-month period beginning July 1, 2019 and ending September 1, 2019 in exchange for 20 shares of the Company’s common stock. On July 19, 2019, the Company issued the 20 shares of the Company’s common stock valued at $1,990 per share; being the closing price of the stock on the date of the agreement, to such consultant, or $39,800, which will be amortized over the term of the agreement. The Company recorded $39,800 of consulting expense with respect to such shares of its common stock during the year ended June 30, 2020.

Between February 3, 2020 and June 26, 2020, the Company issued an aggregate of 8,709 shares of the Company’s common stock to a consultant for services rendered pursuant to an engagement agreement dated on September 10, 2019 which agreement was later amended in February 2020. Between February 3, 2020 and June 26, 2020, the Company issued an aggregate of 8,709 shares of the Company’s common stock valued at an average price of $8 per share; being the closing price of the stock on the date of the agreement, to such consultant, or $73,842. The Company recorded $73,842 of consulting expense with respect to such shares of its common stock during the year ended June 30, 2020.

On March 22, 2021, the Company issued an aggregate of 225,037 shares of the Company’s common stock to a consultant for services rendered from January 1, 2021 to March 22, 2021. The Company issued 225,037 shares of the Company’s common stock valued at $0.30 per share, being the closing price of the stock on the date of grant to such consultant, or $67,511. The Company recorded $67,511 of consulting expense with respect to such shares of its common stock during the year ended June 30, 2021.

Between March 2021 and June 2021, the Company issued an aggregate of 580,609 shares of the Company’s common stock to a consultant for services rendered from April 1, 2021 to June 30, 2021. The Company issued 580,609 shares of the Company’s common stock valued at $0.10 per share, being the closing price of the stock on the date of grant to such consultant, or $58,061. The Company recorded $58,061 of consulting expense with respect to such shares of its common stock during the year ended June 30, 2021.

Shares issued for exercise of warrants

During the year ended June 30, 2021, the Company received aggregate gross proceeds of $776,044 from the exercise of 10,445 prefunded warrants and 19,375 Series B Warrants resulting in the issuance of 29,820 shares of common stock.

Additionally, during 2021 the Company issued 4,199,979 shares of common stock from the alternate cashless exercise of 20 Series A and 1 Series C warrants. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $391,749 and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants.

Restricted Stock Units

Pursuant to employment agreements dated in May 2019, the Company granted an aggregate of 78 and 39 restricted stock unit to the Company’s Chief Executive Officer and Chief Scientific Officer, respectively. The total 117 restricted stock units are subject to vesting terms as defined in the employment agreements. The 117 restricted stock units were valued at the fair value of $4,250 per unit or $497,240 based on the quoted trading price on the date of grant. During the year ended June 30, 2021 and 2020, the Company recognized stock-based compensation of $0 and $217,543, respectively, related to vested restricted stock units. There were $248,620 unrecognized restricted stock units expense as of June 30, 2021. There are 59 unvested restricted stock units which are subject to various performance conditions which have not yet been met and such restricted stock units have not yet vested as of June 30, 2021 and 2020 to which the $248,620 relates.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Options

A summary of the Company’s option activity during the years ended June 30, 2021 and 2020 is presented below:

	Number of	Weighted Average
	Options	Price Per Share
Outstanding at June 30, 2019	60	$76,370
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2020	60	$76,370
Issued	-	-
Exercised	-	-
Expired	(1)	3,750,000
Outstanding at June 30, 2021	59	$13,730

Exercisable at June 30, 2021	40	$18,193
Outstanding and Exercisable:

Weighted average remaining contractual term	7.86
Weighted average fair value of options granted during the period	$-
Aggregate intrinsic value	$-

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

During the year ended June 30, 2021 and 2020, the Company recognized stock-based compensation of $82,872 and $82,873 related to vested stock options. There was $72,514 of unvested stock options expense as of June 30, 2021 that will be recognized over a remaining vesting period of 0.87 year.

No stock options were granted during the years ended June 30, 2021 and 2020.

Warrants

The following table summarizes warrant activity for the years ended June 30, 2021 and 2020:

	Number of	Weighted Average
	Warrants	Price Per Share
Outstanding at June 30, 2019	-	$-
Issued	151,170	150.00
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2020	151,170	$150.00
Issued	-	-
Exercised	(29,841)	26.15
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2021	121,329	$179.63

Exercisable at June 30, 2021	76,955	$283.21
Outstanding and Exercisable:

Weighted average remaining contractual term	1.77
Aggregate intrinsic value	$-

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

In connection with the issuance of the August 2019 Auctus Note, the Company issued common stock purchase warrants to Auctus to purchase 450 shares of the Company’s common stock (the “First Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such First Warrant at an “Exercise Price” of $2,250. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 300 shares of the Company’s common stock (the “Second Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Second Warrant at an “Exercise Price” of $3,330. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 225 shares of the Company’s common stock (the “Third Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Third Warrant at an “Exercise Price” of $4,500. The First Warrant, Second Warrant, and Third Warrant shall collectively be referred as the “Warrants”. The Warrants have an “Exercise Period” of five years from the date of issuance being August 30, 2019 (see Note 6).

On September 10, 2019, the Company entered into an agreement with a certain consultant to provide services over a three-month period beginning September 10, 2019 and ending December 10, 2019 in exchange for 1,000 warrants to purchase the Company’s common stock at $2,000 per share with an expiry date of September 10, 2022. The Fair Market Value of the warrants was $984,810 on the date of grant as calculated under the Black Scholes Option Pricing model. The Company recorded $984,810 of share-based compensation expenses with respect to the grant of such warrants during the year ended June 30, 2020.

In connection with the issuance of shares on April 3, 2020 as discussed above, the Company closed on a transaction related to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into on March 30, 2020, whereby an investor purchased from the Company, 7,500 units, each consisting of (i) 1.5 shares of the Company’s common stock, or pre-funded warrants upon Investor’s election due to the 4.99% blocker provision and (ii) 1.5 warrants to purchase one share of Common Stock (“Series A Warrants”, and collectively with the Common Stock the “Units”). In addition to the Units, the Investor was issued 63,750 warrants to purchase one share of Common Stock (the “Series B Warrants”) and an additional 63,750 warrants to purchase one share of Common Stock, subject to a vesting schedule (the “Series C Warrants” and, together with the Prefunded Warrants, the Series A Warrants, and the Series B Warrants, the “Warrants”).

Due to the Beneficial Ownership Limitation, the Company granted 10,445 Prefunded Warrants with exercise price of $0.10 (but can be less than par value). The Prefunded Warrants shall be exercisable immediately and shall expire when exercised in full.

Series A Warrants

Pursuant to the Securities Purchase Agreement entered into March 20, 2020 as discussed above, the Investor purchased Series A Warrants to purchase up to 11,250 shares of Common Stock, subject to adjustment as provided therein. The Series A Warrants have a cash exercise price of $200 per share and are immediately exercisable and expire in 3 years. The Series A Warrants contain a provision for cashless exercise in the event there is no effective registration statement registering the shares underlying the Series A Warrants calculated based on the difference between the exercise price of the Series A Warrant and the trading price of the stock (the “Cashless Exercise”).Additionally, the Series A Warrants contain a provision for a cashless conversion at the Holder’s option should the trading price of the Common Stock fall below $200 per share calculated based on the difference between the exercise price of the Series A Warrant and 70% of the Market Price, as defined therein (the” Alternate Cashless Exercise”). See above “Shares issued for exercise of warrants” for discussion of deemed dividend related to alternate cashless exercise.

Series B Warrants

Pursuant to the Securities Purchase Agreement entered into March 20, 2020 as discussed above, the Investor purchased Series B Warrants to purchase up to 63,750 shares of Common Stock, subject to adjustment as provided therein; provided, however, commencing on the 90th day following the effective date, the Company may reduce the number of Warrant Shares issuable upon exercise thereof by 37,500 upon 10 Trading Days’ prior written notice to the Holder provided that the Company issues to the Holder 3,750 shares of Common Stock (or, at the election of the Holder, an equivalent number of pre-funded warrants) and Series A Warrants to purchase up to 3,750 shares of Common Stock, which shares shall be issued pursuant to a registration statement without restrictions on resale. The Series B Warrants have a cash exercise price of $40 per share and expire in 3 years. The Series B Warrants contain a provision for Cashless Exercise.

Series C Warrants

Pursuant to the Securities Purchase Agreement entered into March 20, 2020 as discussed above, the Investor purchased Series C Warrants to purchase up to 63,750 shares of Common Stock, subject to adjustment as provided therein and expire in 3 years. The Series C Warrants have a cash exercise price of $200 per share, subject to a vesting schedule, which is based on such Holder’s exercise of the Series B Warrants (warrants shall be exercisable ratably upon exercise of Series B Warrants). The Series C Warrants contain provisions for Cashless Exercise and Alternate Cashless Exercise.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Exercise of Warrants

During the year ended June 30, 2021, the Company received aggregate gross proceeds of $776,044 from the exercise of 10,445 prefunded warrants and 19,375 Series B Warrants resulting in the issuance of 29,820 shares of common stock. Additionally, the Company issued 4,199,979 shares of common stock from the alternate cashless exercise of 20 Series A and 1 Series C warrants.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

On September 26, 2019, a complaint was filed against the Company with Supreme Court of the State of New York, County of New York, by Foley Shechter Ablovatskiy LLP (“Foley Shechter”), our former counsel, seeking $151,031 in professional fees allegedly owed, in addition to interest and costs of suit. The Company filed an answer, together with affirmative defenses and counterclaims. Certain amounts related to this claim were included in accounts payable and accrued expenses in the accompanying consolidated financial statements at June 30, 2020. On March 22, 2021, the Company entered into a settlement agreement with Foley Shechter whereby both parties agreed to settle all claims for professional fees owed for a total of $51,032. The Company paid the settlement amount of $51,032 on March 22, 2021. Prior to the settlement agreement, the Company recorded total accounts payable and accrued expenses $142,660. Accordingly, the Company recognized gain from settlement of debt of $92,556 during the year ended June 30, 2021.

Regal Consulting, LLC (“Regal”) initiated litigation against the Company in Clark County District Court, Nevada. Regal was demanding approximately $400,000 and 60 shares of the Company’s common stock as payment for services that Regal purports to have performed. Regal additionally claimed that $106,500 remained due on a Convertible Note executed by the Company in May of 2017 and asserted that it was owed in excess of $100,000 in penalties in connection with the Company’s refusal to honor certain Conversion Notices. The Company filed an Answer and Counterclaim, denying liability and alleging that Regal procured by fraud the Company’s execution of various consulting agreements and additionally failed to provide the consulting services contemplated by said agreements. On December 23, 2020, the parties mediated their dispute and negotiated a settlement agreement. On March 15, 2021, the Company entered into a Settlement and Mutual Release Agreement with Regal whereby both parties agreed to settle all claims and liabilities under the August 10, 2017 Convertible note (see Note 6) for a total of $100,000. All other terms of the August 10, 2017 Convertible Note shall remain in full force and effect. Both parties agree that all future penalties under this convertible note are waived unless the Company fails to authorize the issuance of the requested shares upon conversion. The Company has the right to pay off the balance of any remaining amounts dues under this convertible note in cash at any time 61 days after March 15, 2021. Prior to the Settlement Agreement, the Company recorded total liabilities $56,762 consisting of remaining principal amount of $8,500, accrued interest of $23,262 and accrued expenses of $25,000. Accordingly, the Company recognized loss from settlement of debt of $43,238 during the year ended June 30, 2021.

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company’s parent U.S. entity is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure in the June 30, 2021 and 2020 consolidated balance sheet. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings. The Company’s tax advisor is awaiting a response from the IRS on this matter.

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

Operating Leases

On May 5, 2016, the Company entered into a new five-year operating lease agreement with a Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors, with monthly rent currently at $3,606 AUD or $2,469 USD, inclusive of GST (See Note 10 – Related Party Transactions). The initial rental amount was $3,000 AUD and subject to 3% yearly escalation. In adopting ASC Topic 842, Leases (Topic 842), the Company has elected the ‘package of practical expedients’, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. On July 1, 2019, upon adoption of ASC Topic 842, the Company recorded right-of-use assets $48,662 and total lease liabilities of $48,662 based on an incremental borrowing rate of 6%. Such lease expired in May 2021 and was renewed for another one-year term from May 2021 to May 2022. The Company is currently obligated to pay $3,606 AUD or $2,431 USD (depending on exchange rate), inclusive of tax, in rent per month.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

ROU is summarized below:

	June 30, 2021	June 30, 2020
Office lease (24 months)	$48,662	$48,662
Less accumulated amortization	(48,662)	(26,980)
Right-of-use asset, net	$-	$21,682

Operating Lease liabilities are summarized below:

	June 30, 2021	June 30, 2020
Office lease	$48,662	$48,662
Reduction of lease liability	(48,662)	(23,590)
Long term portion of lease liability	$-	$25,072

Collaboration Agreement

On September 13, 2018, the Company entered into a two-year collaboration agreement with the University of Jaén (the “University”) to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the University approximately 52,000 Euros ($59,508 USD) in year one and a maximum of 40,000 Euros ($45,775 USD) in year two. The Company paid 31,754 Euros ($36,117 USD) in 2019 and has accrued 28,493 Euros ($24,043 USD) as of June 30, 2021. Additionally, in exchange for full ownership of the intellectual property the Company agreed to pay royalties of 2% of net revenues to the University. On October 1, 2020, the Company entered into another two-year collaboration agreement with the University of Jaén to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the University approximately 30,000 Euros ($35,145 USD) which shall be paid in four installment payment of 5,000 Euros in November 2020, 5,000 Euros ($5,858) in March 2021, 10,000 Euros ($11,715) in December 2021 and 10,000 Euros ($11,715) in September 2022. Additionally, the University shall hire and train a doctoral student for this project and as such the Company shall pay the University 25,837 Euros ($30,268 USD). In exchange for full ownership of the intellectual property the Company agreed to pay royalties of 2% of net revenues to the University.

NOTE 10 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors. These transactions have included the following:

As of June 30, 2021 and 2020, the Company owed its former director a total of $55,500 and $50,993, respectively, for money loaned to the Company throughout the years. The total loans balance owed at June 30, 2021 and 2020 is not interest bearing (See Note 5 – Loans and Notes Payable).

As of June 30, 2021 and 2020, the Company owed its former director a total of $33,347 and $30,639, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 4 – Due to Former Director – Related Party).

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease has a five-year term and provides for annual rental payments of $39,600 AUD or $28,325 USD, which includes $3,600 AUD or $2,575 USD of goods and service tax for total payments of $198,000 AUD or $141,629 USD during the term of the lease. As of June 30, 2021, total rent payable of $86,129 AUD ($64,597 USD) is included in accrued expenses in the accompanying consolidated balance sheet. Such lease expired in May 2021 and was renewed for another one-year term from May 2021 to May 2022 (See Note 9 – Commitments and Contingencies).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Employment and Services Agreements with Management

The Company and Mr. Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement was scheduled to expire on February 25, 2019; however, the term of the Nathanielsz Employment Agreement automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of its intent not to renew. The Nathanielsz Employment Agreement continues in effect as of June 30, 2021 as amended May 14, 2019 (see below). The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually or $205,680 USD) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion. Pursuant to the Nathanielsz Employment Agreement, Mr. Nathanielsz is entitled to an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Company’s board of directors based upon the performance of the Company. On March 16, 2018, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $300,000 AUD ($205,680 USD) to $400,000 AUD ($274,240 USD), effective February 2018.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive part-time employee of the Company since October 2015. Effective February 1, 2018, Mrs. Nathanielsz receives an annual salary of $120,000 AUD ($80,904 USD) and is entitled to customary benefits.

Pursuant to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the year ended June 30, 2020, a total of $44,918 AUD ($30,284 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance. For the year ended June 30, 2021, a total of $46,135 AUD ($34,476 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance.

Pursuant to the approval of the Company’s board of directors, on May 14, 2019, Mr. Nathanielsz was granted a $460,000 AUD ($315,376 USD) bonus for accomplishments achieved while serving as the Company’s Chief Executive Officer during the fiscal year ended June 30, 2019 with $200,000 AUD ($137,120 USD) of such bonus payable by the Corporation to the CEO throughout the Corporation’s 2019 fiscal year as the Corporation’s cash resources allow, with the remaining $260,000 AUD ($178,256 USD) of such bonus to be deferred by the CEO until a future date when the Corporation’s cash resources allow for such payment, as agreed to by the CEO. A total of $90,000 AUD ($64,377 USD) in payments were made in the year ended June 30, 2019. On July 13, 2020, the Board approved a bonus of $240,000 AUD being equal to 60% of Mr. Nathanielsz base salary which was accrued as of June 30, 2020. A total of $202,620 AUD ($136,606 USD) in payments were made against the bonuses during the year ended June 30, 2020 which resulted to a remaining balance of $407,380 AUD ($280,726 USD) bonus payable as of June 30, 2020. On August 12, 2021, the Board approved a bonus of $177,840 USD. A total of $221,890 AUD ($166,418 USD) in payments were made against the bonuses during the year ended June 30, 2021 resulting in a remaining balance of $422,610 AUD ($316,957 USD) bonus payable as of June 30, 2021 which is included in accrued expenses in the accompanying consolidated balance sheet. On August 12, 2021, pursuant to the Cancellation Agreement, Mr. Nathanielsz agreed to cancel $177,840 of the bonus payable in exchange for 5,928,000 shares of the common stock of the Company (see Note 13).

Amended and Restated Employment Agreement - On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with James Nathanielsz, the Company’s Chief Executive Officer, Chairman, acting Chief Financial Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD. Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase 39 shares of the Company’s common stock (the “Nathanielsz Options”), with an exercise price per share of $4,675 (110% of the closing market price of the Company’s common stock on May 14, 2019 (or $4,250), the date of approval of such grant by the Company’s board of directors), (ii) 39 restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and (iii) an additional 39 restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Company’s board of directors on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. 1/3rd of the Nathanielsz Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Mr. Nathanielsz is employed by the Company and subject to the other provisions of the Employment Agreement. The Initial Nathanielsz RSUs shall vest on the one-year anniversary of the Effective Date, subject to Mr. Nathanielsz’s continued employment with the Company through such vesting date. The Additional Nathanielsz RSUs will vest as follows, subject to Mr. Nathanielsz’s continued employment with the Company through the applicable vesting date: (i) 7.80 of the Additional Nathanielsz RSUs shall vest upon the Company submitting Clinical Trial Application (the “CTA”) for PRP, the Company’s lead product candidate (“PRP”), for a First-In-Human study for PRP (the “Study”) in an applicable jurisdiction to be selected by the Company, (ii) 7.80 of the Additional Nathanielsz RSUs shall vest upon the CTA being approved in an applicable jurisdiction, (iii) 7.80 of the Additional RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iv) 7.80 of the Additional Nathanielsz RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (v) the remaining 7.80 of the Additional Nathanielsz RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested restricted stock unit shall be settled by delivery to Mr. Nathanielsz of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the 2019 Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Employment Agreement), (ii) the date that is ten business days following the vesting of such restricted stock unit, (iii) the date of Mr. Nathanielsz’s death or Disability (as defined in the Employment Agreement), and (iv) Mr. Nathanielsz’s employment being terminated either by the Company without Cause or by Mr. Nathanielsz for Good Reason (each as defined in the Employment Agreement). In the event of a Change of Control, any unvested portion of the Nathanielsz Options and such restricted stock units shall vest immediately prior to such event. The 39 vested restricted stock unit are considered issuable as of June 30, 2021.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Amended and Restated Services Agreement - On May 14, 2019, the Company also entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD. In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase 20 shares of the Company’s common stock (the “Kenyon Options”), with an exercise price per share of $4,250 (100% of the closing market price of the Company’s common stock on May 14, 2019, the date of approval of such grant by the Company’s board of directors), (ii) 20 restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional 20 restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Company’s board of directors on the Effective Date. The Kenyon Options have a term of 10 years from the date of grant. 1/3rd of the Kenyon Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Dr. Kenyon is employed by the Company and subject to the other provisions of the Services Agreement. The Initial Kenyon RSUs shall vest on the one-year anniversary of the Effective Date, subject to Dr. Kenyon’s continued employment with the Company through such vesting date. The Additional Kenyon RSUs will vest as follows, subject to Dr. Kenyon’s continued employment with the Company through the applicable vesting date: (i) 5 of the Additional Kenyon RSUs shall vest upon the Company submitting the CTA for PRP for the Study in an applicable jurisdiction to be selected by the Company, (ii) 5 of the Additional Kenyon RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iii) 5 of the Additional Kenyon RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (iv) the remaining 5 of the Additional Kenyon RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested Kenyon RSU shall be settled by delivery to Mr. Kenyon of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Services Agreement), (ii) the date that is ten business days following the vesting of such Kenyon RSU, (iii) the date of Dr. Kenyon’s death or Disability (as defined in the Services Agreement), and (iv) Dr. Kenyon’s employment being terminated either by the Company without Cause or by Dr. Kenyon for Good Reason (as defined in the Services Agreement). In the event of a Change of Control (as defined in the Services Agreement), 50% of any unvested portion of the Kenyon Options and the Kenyon RSUs shall vest immediately prior to such event. As of June 30, 2021, total accrued salaries of $135,000 AUD ($101,250 USD) is included in accrued expenses in the accompanying consolidated balance sheet. The 20 vested restricted stock unit are considered issuable as of June 30, 2021. On August 12, 2021, pursuant to the Cancellation Agreement, Mr. Kenyon agreed to cancel accrued salaries of $102,600 in exchange for 3,420,000 shares of the common stock of the Company (see Note 13).

Intercompany Loans

All Intercompany loans were made by the parent to the subsidiary, Propanc PTY LTD, which have not been repaid as of June 30, 2021. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of other comprehensive income. Prior to July 1, 2020, the Company recorded the foreign currency transaction gains and losses from measuring the intercompany balances as a component of other income (expenses) as reflected in the consolidated statements of operations.

NOTE 11 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through June 30, 2021.

In fiscal year 2020, the Company currently primarily relied on funding from three convertible debt lenders. Proceeds received during the year ended June 30, 2020 from each of the three lenders were $285,000, $505,000, and $227,000, respectively, which represents approximately 19%, 34% and 15%, respectively of total proceeds received by the Company during fiscal year 2020.

In fiscal year 2021, the Company primarily relied on funding from two convertible debt lenders and received net proceeds after deductions of $16,000 for original issue discounts and debt issue costs during the year ended June 30, 2021 from each of the two lenders of $125,000 and $200,000, respectively, which represents approximately 39%, and 61%, respectively of total proceeds received by the Company during fiscal year 2021.

Receivable Concentration

As of June 30, 2021 and 2020, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Patent and Patent Concentration

The Company has filed multiple patent applications relating to its lead product, PRP. The Company’s lead patent application has been granted and remains in force in the United States, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Turkey, United Kingdom, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore, Malaysia, South Africa, Mexico, Republic of Korea, India and Brazil. In Canada, the patent application remains under examination.

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

In July 2020, a world first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 31 granted patents and 34 patents under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

Foreign Operations

As of June 30, 2021 and 2020, the Company’s operations are based in Camberwell, Australia, however the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of June 30, 2021 and 2020, there has been no activity within this entity.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $80,000 (1 note) and $126,500 (3 notes) of convertible debt, which is treated as derivative instruments outstanding at June 30, 2021 and 2020 respectively.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at June 30, 2021, the last trading day of the fiscal year ended June 30, 2021, was $0.0517. Volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at June 30, 2021 and 2020 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations during the year ended June 30, 2021	Initial Valuations during the year ended June 30, 2020	June 30, 2021	June 30, 2020
Volatility	N/A	227-279%	222%	264%
Expected remaining term	N/A	1.00	0.01	0.01 – 0.70
Risk-free interest rate	N/A	1.53 – 1.59%	0.05%	0.13 – 0.18%
Expected dividend yield	N/A	None	None	None

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

	Balance at June 30, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$54,220	$—	$—	$54,220
Total	$54,220	$—	$—	$54,220

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2020:

	Balance at June 30, 2020	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$177,009	$—	$—	$177,009
Total	$177,009	$—	$—	$177,009

The following is a roll forward for the years ended June 30, 2021 and 2020 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2019	$698,264
Reductions due to conversions	(362,962)
Initial fair value of embedded conversion option derivative liability recorded as debt discount	227,000
Initial fair value of embedded conversion option derivative liability recorded as expense	351,461
Change in fair value included in statements of operations	(736,754)
Balance at June 30, 2020	177,009
Gain on debt extinguishment	(130,975)
Change in fair value included in statements of operations	8,186
Balance at June 30, 2021	$54,220

NOTE 13 – SUBSEQUENT EVENTS

Exercise of Warrants

From July 9, 2021 through September 7, 2021, the Company received aggregate gross proceeds of $275,000 from the exercise of 6,875 Series B Warrants and issued 6,875 shares of common stock. Additionally, the Company issued 2,399,988 shares of common stock from the alternate cashless exercise of 12 Series A warrants.

Note Conversions

From July 1, 2021 through September 20, 2021, the Company issued an aggregate of 6,702,152 shares of its common stock at an average contractual conversion price of $0.02, ranging from $0.01 to $0.04, as a result of the conversion of principal of $146,348, interest of $4,887 and conversion fees $2,250 underlying certain outstanding convertible notes converted during such period. The Company reclassified $86,219 in put premiums to additional paid in capital following conversions between July 2021 and September 2021.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2021 and 2020

Nathanielsz Cancellation Agreement

On August 12, 2021, the Company entered into a Cancellation Agreement with James Nathanielsz (“Nathanielsz”), Chief Executive Officer and Director of the Company, whereby Nathanielsz agreed to cancel his cash compensation bonus award for fiscal year 2021, ended June 30, 2021, in exchange for common stock of the Company. The Company and Nathanielsz entered into an Amended and Restated Employment Agreement dated May 14, 2019 (the “Agreement”). Pursuant to the terms of the Agreement, Nathanielsz was eligible to earn an annual fiscal year cash performance bonus for each fiscal year of his employment period with the Company with a target performance bonus of 200% of his average annualized base salary during the fiscal year for which the performance bonus is earned. On July 20, 2021, Nathanielsz was awarded a “target” bonus of 78%, or $177,840 USD (the “Debt”) for the fiscal year ended June 30, 2021, by the Company’s Board of Directors (the “Board”). Pursuant to the Cancellation Agreement, Nathanielsz agreed to cancel this Debt in exchange for 5,928,000 shares of the common stock of the Company (the “Shares”), valued at approximately $0.03 per share, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021.

Kenyon Cancellation Agreement

On August 12, 2021, the Company entered into a Cancellation Agreement with Dr. Julian Kenyon (“Kenyon”), Chief Scientific Officer and Director of the Company, whereby Kenyon agreed to cancel of $102,600 USD of accrued salary due him as of June 30, 2021, pursuant to that certain Amended and Restated Services Agreement by and between Kenyon and the Company, dated May 14, 2019, in exchange for 3,420,000 shares of common stock of the Company (the “Shares”), valued at approximately $0.03 per share, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021.

Zelinger Amended and Restated Director Agreement

On August 12, 2021, the Company entered into an Amended and Restated Director Agreement (the “Director Agreement”) with Josef Zelinger (“Zelinger”). Pursuant to the terms of the Director Agreement, the Company shall pay Zelinger a base salary of $250.00 AUD per month, payable on the first day of each month. In addition, the Company may compensate Zelinger additional consideration for advisory services performed by the Director, either in the form of cash or common stock, at the discretion of the Board. The Company issued 2,800,000 shares of common stock of the Company for accrued director services of $84,000 as of June 30, 2021. The 2,800,000 shares of common stock was valued at approximately $0.03 per share, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021.

Common Stock Issued for Services

On August 12, 2021, the Board approved the issuance of 2,800,000 shares of the Company’s common stock for bonus payable of $84,000 as of June 30, 2021 to an employee who is the wife of the CEO of the Company. The 2,800,000 shares of common stock was valued at approximately $0.03 per share, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021.

On August 12, 2021, the Board approved the issuance of 166,667 shares of the Company’s common stock for legal services rendered in August 2021 worth $5,000. The 5,000 shares of common stock was valued at approximately $0.03 per share, being the closing price of the stock on the date of grant. The shares were issued on September 3, 2021.

In September 2021, the Company issued 2,819,712 shares of the Company’s common stock to a consultant for services rendered from July 2021 to September 2021. The Company issued 2,819,712 shares of the Company’s common stock valued at approximately $0.04 per share, being the closing price of the stock on the date of grant to such consultant, or approximately $113,000.

August 19, 2021 and September 22, 2021 Securities Purchase Agreement

Effective August 19, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc., pursuant to which Geneva Roth purchased a convertible promissory note (the “August 19, 2021 Geneva Roth”) from the Company in the aggregate principal amount of $103,750, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Geneva Roth any time after the six-month anniversary of the August 19, 2021 Geneva Roth. The August 19, 2021 Geneva Roth contains an original discount of $3,750. The Company intends to use the net proceeds from the August 19, 2021 Geneva Roth for general working capital purposes. The maturity date of the August 19, 2021 Geneva Roth Note is August 19, 2022. The August 19, 2021 Geneva Roth Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Geneva Roth in shares of the Company’s common stock; but shall not be payable until the August 19, 2021 Geneva Roth Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

Additionally, effective September 22, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc., pursuant to which Geneva Roth purchased a convertible promissory note (the “September 22, 2021 Geneva Roth”) from the Company in the aggregate principal amount of $63,750, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Geneva Roth any time after the six-month anniversary of the September 22, 2021 Geneva Roth. The September 22, 2021 Geneva Roth contains an original discount of $3,750. The Company intends to use the net proceeds from the September 22, 2021 Geneva Roth for general working capital purposes. The maturity date of the September 22, 2021 Geneva Roth Note is September 22, 2022. The September 22, 2021 Geneva Roth Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Geneva Roth in shares of the Company’s common stock; but shall not be payable until the September 22, 2021 Geneva Roth Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

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

The conversion price for the above Geneva Roth notes shall be equal to a 35% discount of the market price which means the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, Geneva Roth shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Geneva Roth and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. These notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $90,192 put premium.

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

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2021. Based on this assessment, management believes that, as of June 30, 2021, we did not maintain effective internal control over financial reporting based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 due to certain material weaknesses in its internal controls. Specifically, the Board does not currently have a director who qualifies as an audit committee financial expert as defined in Item 407(d)(5)(ii) of Regulation S-K.

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

Material Weaknesses and Corrective Actions

In connection with the audits of our financial statements for the fiscal years ended June 30, 2021 and 2020, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2021:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our current executive officers and directors as of September 28, 2021:

Name	Age	Position
James Nathanielsz	47	Chief Executive Officer, Chief Financial Officer, and Director
Dr. Julian Kenyon	74	Director
Josef Zelinger	70	Independent Director

James Nathanielsz has served as Chief Executive Officer and director of our Company since inception, and has served as our Chief Financial Officer since December, 2020. He also has served as a director and Chief Executive Officer of our Australian subsidiary since October 2007. From July 2006 until October 2007, Mr. Nathanielsz served as the New Products Manager of Biota Holdings Limited, an anti- infective drug development company in Australia.

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

Dr. Julian Kenyon has served as a director of our Company since inception. Dr. Kenyon co-founded our Australian subsidiary and was appointed as a director of our Australian subsidiary on February 12, 2008. Since 2000, Dr. Kenyon has served as an integrated medical physician and Medical Director of the Dove Clinic for Integrated Medicine in Winchester and London.

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

Josef Zelinger has served as a director of the Company since December, 2020. He is a Certified Practicing Accountant with 45 years of experience in tax, auditing, finance, investment and management consulting. Mr. Zelinger also has significant expertise in property management and import/export businesses. Mr. Zelinger commenced his career as an accountant at L.M. Stanton & Partners - Chartered Accountants, subsequently joining Caston Pty Ltd in 1980, a steel manufacturer as Chief Financial Officer, and company director, until 1983.

Since the mid-1980’s until current date, Mr. Zelinger serves as director in several private investment companies in a range of businesses including property portfolio manager of commercial real estate, import/export businesses and a range of commercial and financial investment companies. Since 1980, Mr. Zelinger also operates as a sole practitioner in accountancy and tax consulting.

In 1973, Mr. Zelinger graduated in Accounting and was admitted as a Fellow of RMIT University in Business.

Our board of directors has concluded that Mr. Zelinger is well-qualified to serve on our board of directors and has the requisite qualifications, skills and perspectives based upon his professional experience.

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

Director Independence

Our board of directors has reviewed the independence of our directors and has determined that Josef Zelinger qualifies as an independent director pursuant to Rule 5605(a)(2) of Nasdaq and applicable SEC rules and regulations. In making this determination, our board of directors considered the relationships that each of our directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence.

Board Committees

Our board of directors has no separately designated committees and our board members carry out the functions of both an audit committee and a compensation committee. We do not have an audit committee financial expert serving on our board of directors. Due to our limited financial resources, we are not in a position to retain an independent director with the qualifications to serve as an audit committee financial expert at this time.

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

As of September 28, 2021, the members of our Scientific Advisory Board were:

●	Professor Klaus Kutz (also serving as our acting Chief Medical Officer);

●	Professor Macarena Perán;

●	Professor Juan Antonio Marchal Corrales;

●	Dr. Maria Garcia; and

●	Dr. Ralf Brandt.

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

Professor Klaus Kutz has over 20 years of experience as an independent consultant in Clinical Pharmacology and Safety for pharmaceutical companies and clinical research organizations. His specialty over the last six years is Oncology, including preparation of multiple NDAs and INDs for small and medium sized pharmaceutical companies. He has prepared, organized and reported clinical Phase I studies in oncology and Phase II studies in different cancer indications (prostate, gastric, ovarian, small cell lung cancer) and Non-Hodgkin Lymphomas. Professor Kutz has more than 13 years of experience as Head of Clinical Pharmacology with world-wide responsibilities for Phase I and Clinical Pharmacokinetics in two internationally operating pharmaceutical companies, setting up and restructuring international Clinical Pharmacology departments. His achievements include the successful world-wide registration of multiple important Sandoz’ compounds by preparation of multiple NDAs (New Drug Applications) and Expert reports (including Written Summary), as well as the preparation of multiple INDs (Investigational New Drug Applications) for Sandoz Pharma Ltd and Sanofi Research. He is a specialist for Internal Medicine, Gastroenterology, and Clinical Pharmacology and he is also Professor of Medicine at the University of Bonn, Germany.

Professor Macarena Perán holds a B.S. in Biology and an M.S. in Biochemistry and Molecular Biology from the University of Málaga, Spain. Dr. Perán moved to the Neuroscience Department at Durham University, UK, where she studied the Cellular Distribution and Immobilization of GABAA Receptors on the cell membrane and graduated in 2000 with a Ph.D. She moved back to Spain and completed another Ph.D. program in the Faculty of Medicine focused on Changes in the Behavior of Central Nervous Proteins; she completed a second Ph.D. from Granada University. In 2005/2006, she attended Bath University, UK, Prof. David Tosh lab, and changed her research interest to the development of new anti-cancer drugs and cell therapy for regenerative medicine. In 2011, she spent a year as a visiting scientist in the Salk Institute for Biological Studies, California, Prof. Juan Carlos Izpisua-Belmonte lab. Currently, Dr. Perán is Reader in Anatomy at University of Jaén in Spain and is working with the Institute for Regenerative Medicine and Pathobiology (IBIMER).

Professor Juan Antonio Marchal Corrales is Professor of Anatomy and Embryology at the Faculty of Medicine of University of Granada. He graduated in Medicine and Surgery in 1992, obtaining the degree “summa cum laude”. He defended his doctoral thesis in 1996. Prof. Marchal has worked at three universities in different educational categories and is responsible for the research group “Differentiation, Regeneration and Cancer”. He has participated in 39 research projects of national and international character, being principal investigator in 13 of them. He has a total of 145 publications in journals, of which 125 are listed in the Journal Citation Reports. He has spent time at the University of Sassari (Italy) and as visiting professor. He is inventor of 14 patents, 4 of them licensed. He is a member of the Advisory Board of the International Graduate School of the University of Granada, member of the standing committee of the Scientific Council and coordinator of Area Research in the Biosanitary Institute of Granada (ibs.GRANADA) and member of the Governing Board at the Institute of Pathobiology and Regenerative Medicine (IBIMER). He has recently been named director of the Chair Drs. Galera and Requena of Cancer Stem Cell Research at the University of Granada.

Dr. Maria Garcia graduated in Biology from University of Granada (Spain) in 1997, became a Molecular Biologist working in the National Centre of Biotechnology characterizing the mechanism of action of “Protein kinase induced by interferon: PKR”. These studies gave rise to a PhD title awarded with an Extraordinary Thesis Award by the Autonomous University of Madrid in 2004. In 2002, Dr. García completed a 3-months stay at the University of Wyoming with Dr. Roth. During the postdoctoral period, she got major public and private funding to characterize new activity of the main tumor suppressor genes that are mutated in more than 50% of human cancers such as p53, ARF and Rb. Dr. García currently has a competitive research contract from the National Health System to lead translational cancer research, aiming at the integration of basic, clinical and epidemiological cancer research in the University Hospital Complex of Granada. She leads a line of research involving new antitumor drugs, biological therapies, biomarkers and cancer stem cell studies. Finally, Dr. García has more than 30 peer-reviewed publications in international journals with an average impact factor of 5 and a H-Index of 14.

Dr. Ralf Brandt is the co-founder of vivoPharm, a global oncology and immuno-oncology discovery services company providing a range of preclinical services, which merged and became a part of Cancer Genetics, Inc., a Nasdaq listed company enabling precision medicine in oncology from bench to bedside. Dr. Brandt currently serves as President of Discovery and Early Development of Cancer Genetics. Dr. Brandt is a biochemist and cell biologist with over 15 years of experience in research programs of experimental oncology. He has immense experience in in vivo pharmacology and anti-cancer drug profiling. Dr. Brandt received his Licence (BSc in Biochemistry and Animal Physiology) in 1986, and his PhD (in Biochemistry) in 1991 from the Martin-Luther University of Halle-Wittenberg, Germany. Dr. Brandt was employed at research positions at the National Cancer Institute in Bethesda, MD, USA and at Schering AG, Germany. Since 1990, Dr. Brandt has been active in the field of preclinical oncology. He led the Tumor Biology program at Novartis Pharma AG, Switzerland and established several transgenic mouse lines developing tumors under the control of oncogenes. During Dr. Brandt’s long career in the pharmaceutical industry he has acquired significant knowledge and expertise in leading business units and representation of services to the pre-clinical research market. Dr. Brandt is also a member of the Scientific Advisory Board at Receptor Inc. in Toronto Canada.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our common stock are required to file forms reporting their beneficial ownership of our common stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5 furnished to us, we believe that that during the year ended June 30, 2021, our executive officers, directors and greater than 10 percent beneficial owners complied on a timely basis with all Section 16(a) filing requirements.

Item 11. Executive Compensation.

The following table sets forth the compensation paid or accrued by us to our Executive Officers for the fiscal years ended June 30, 2021 and 2020.

Summary Compensation Table

	Year	Salary ($)		Bonus ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
James Nathanielsz(1) (5)	2020	$357,988	(2)	$165,384	(3)	$-	$66,821	(4)	$590,193
Chief Executive Officer	2021	$298,920	(2)	$177,840	(5)	$-	$64,532	(4)	$541,292

Carlo Campiciano(6)	2020	$51,222		$-		$-	$-		$51,222
Chief Financial Officer	2021	$19,530		$-		$-	$-		$19,530

Julian Kenyon(7)	2020	$37,211		$-		$-	$-		$37,211
Chief Scientific Officer	2021	$40,534		$-		$-	$-		$40,534

(1)	For purposes of the information included in the table, the conversion rates as of June 30, 2021 and 2020, $0,7473 and $0.6891, respectively, were used to convert amounts from AUD to USD.

(2)	Under the Nathanielsz Employment Agreement (as defined below), Mr. Nathanielsz received a gross annual salary of $400,000 AUD per year effective February 1, 2018 as approved by the board of directors. Mr. Nathanielsz has also accrued unused annual and long service leave in the amounts of $41,110 (AUD) ($30,722 USD) and $46,187 (AUD) ($31,827 USD) for fiscal years 2021 and 2020, respectively, which are included in the total above.

(3)	On July 13, 2020 the Board approved a bonus of $240,000 AUD ($165,384 USD) being equal to 60% of Mr. Nathanielsz base salary.

(4)	Under the Nathanielsz Employment Agreement, Mr. Nathanielsz receives a 9.5% contribution to a pension of which he is the beneficiary. In addition, pursuant to the Nathanielsz Employment Agreement, we may make a monthly payment to cover the costs relating to Mr. Nathanielsz use of a vehicle. For the fiscal years ended June 30, 2021 and 2020, $34,476 and $32,757, respectively, was paid to Mr. Nathanielsz for use of a vehicle.

(5)	On August 12, 2021, the Company entered into a Cancellation Agreement with James Nathanielsz (“Nathanielsz”), Chief Executive Officer and Director of the Company, whereby Nathanielsz agreed to cancel his cash compensation bonus award for fiscal year 2021, ended June 30, 2021, in exchange for common stock of the Company. The Company and Nathanielsz entered into an Amended and Restated Employment Agreement dated May 14, 2019 (the “Agreement”). Pursuant to the terms of the Agreement, Nathanielsz was eligible to earn an annual fiscal year cash performance bonus for each fiscal year of his employment period with the Company with a target performance bonus of 200% of his average annualized base salary during the fiscal year for which the performance bonus is earned. On July 20, 2021, Nathanielsz was awarded a “target” bonus of 78%, or $177,840 USD (the “Debt”) for the fiscal year ended June 30, 2021, by the Company’s Board of Directors (the “Board”). Pursuant to the Cancellation Agreement, Nathanielsz agreed to cancel this Debt in exchange for 5,928,000 shares of the common stock of the Company, valued at approximately $0.03 per share, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021.

(6)	On December 23, 2020, Carlo Campiciano resigned as the Chief Financial Officer and Secretary of Propanc Biopharma, Inc. (the “Company”), and effective on that date. James Nathanielsz, the Company’s Chief Executive Officer, assumed the duties and additional position of Chief Financial Officer.

(7)	On August 12, 2021, the Company entered into a Cancellation Agreement with Dr. Julian Kenyon (“Kenyon”), Chief Scientific Officer and Director of the Company, whereby Kenyon agreed to cancel $102,600 USD of accrued salary due him as of June 30, 2021, pursuant to that certain Amended and Restated Services Agreement by and between Kenyon and the Company, dated May 14, 2019, in exchange for 3,420,000 shares of common stock of the Company, valued at approximately $0.03 per share, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021.

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

Employment Agreement with Carlo Campiciano

In connection with Mr. Campiciano’s appointment as the Company’s Chief Financial Officer and Secretary, effective as of June 24, 2019, Propanc PTY entered into an Employment Agreement with Mr. Campiciano. Pursuant to the Employment Agreement, Mr. Campiciano will be compensated at an hourly rate based on a pro-rated annual salary for the number of hours of services to be provided to the Company. If Mr. Campiciano’s employment is terminated by either party, he will be entitled to certain termination benefits, including payment of accrued but untaken annual leave, salary payments pro-rated based on applicable notice period required under the Employment Agreement, reimbursement of incurred business related expenses and such other payments as may be required by the Australian National Employment Standards. The Employment Agreement contains covenants for the benefit of Propanc PTY relating to non-interference with Propanc PTY’s business after termination of employment and protection of Propanc PTY’s confidential information, certain customary representations and warranties and standard Propanc PTY indemnification obligations.

On December 23, 2020, Carlo Campiciano resigned as the Chief Financial Officer and Secretary of Propanc Biopharma, Inc. (the “Company”), effective on that date.

Amended and Restated Services Agreement – Julian Kenyon

On May 14, 2019, the Company entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD. In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase 20 shares of the Company’s common stock (the “Kenyon Options”), with an exercise price per share of $4,250 (100% of the closing market price of the Company’s common stock on May 14, 2019, the date of approval of such grant by the Company’s board of directors), (ii) 20 restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional 20 restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Company’s board of directors on the Effective Date. The Kenyon Options have a term of 10 years from the date of grant. 1/3rd of the Kenyon Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Dr. Kenyon is employed by the Company and subject to the other provisions of the Services Agreement. The Initial Kenyon RSUs shall vest on the one-year anniversary of the Effective Date, subject to Dr. Kenyon’s continued employment with the Company through such vesting date. The Additional Kenyon RSUs will vest as follows, subject to Dr. Kenyon’s continued employment with the Company through the applicable vesting date: (i) 5 of the Additional Kenyon RSUs shall vest upon the Company submitting the CTA for PRP for the Study in an applicable jurisdiction to be selected by the Company, (ii) 5 of the Additional Kenyon RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iii) 5 of the Additional Kenyon RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (iv) the remaining 5 of the Additional Kenyon RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested Kenyon RSU shall be settled by delivery to Mr. Kenyon of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Services Agreement), (ii) the date that is ten business days following the vesting of such Kenyon RSU, (iii) the date of Dr. Kenyon’s death or Disability (as defined in the Services Agreement), and (iv) Dr. Kenyon’s employment being terminated either by the Company without Cause or by Dr. Kenyon for Good Reason (as defined in the Services Agreement). In the event of a Change of Control (as defined in the Services Agreement), 50% of any unvested portion of the Kenyon Options and the Kenyon RSUs shall vest immediately prior to such event.

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

Administration - Our board of directors will administer the 2019 Plan. Subject to the terms of the 2019 Plan, our board of directors has complete authority and discretion to determine the terms upon which awards may be granted under the 2019 Plan.

Grants - The 2019 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Code and stock appreciation rights, as described below:

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

Duration, Amendment, and Termination - Our board of directors has the power to amend, suspend or terminate the 2019 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year of such change. Unless sooner terminated, the 2019 Plan would terminate ten years after it is adopted.

No awards or any shares of our common stock were issued during the fiscal year 2021 under the 2019 Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended June 30, 2021 to the Named Executive Officer. Except as set forth below, all of the outstanding equity awards granted to our Named Executive Officer were fully vested as of June 30, 2021.

Option awards				Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

James Nathanielsz (1)	26	13	$4,675	May 13, 2029	39	165,747
Julian Kenyon (2)	13	6	$4,250	May 13, 2029	20	82,873

(1)	On May 14, 2019, the Board granted Mr. Nathanielsz 39 tenure based stock options at an exercise price of $4,675 per share and 78 performance based restricted stock units. The fair value of the 39 options and 78 restricted stock units at the grant date was $165,747 and $331,493, respectively. With 39 of such restricted stock vested on May 14, 2020 and the balance subject to performance conditions.

(2)

On May 14, 2019, the Board granted Mr. Kenyon 20 tenure based stock options at an exercise price of $4,250 per share and 40 performance based restricted stock units. The fair value of the 20 options and 40 restricted stock units at the grant date was $82,873 and $165,747, respectively. With 20 of such restricted stock vested on May 14, 2020 and the balance subject to performance conditions.

Director Compensation for the Fiscal Year Ended June 30, 2021

Name	Fees earned or paid in cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Josef Zelinger (1)	$-	$-	84,000	$84,000

(1)	The Company issued 2,800,000 shares of common stock of the Company for accrued director services of $84,000 as of June 30, 2021. The 2,800,000 shares of common stock was valued at approximately $0.03 per share, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021.

Amended and Restated Director Agreement – Josef Zelinger

On August 12, 2021, the Company entered into an Amended and Restated Director Agreement (the “Director Agreement”) with Josef Zelinger (“Zelinger”). Pursuant to the terms of the Director Agreement, the Company shall pay Zelinger a base salary of $250.00 AUD per month, payable on the first day of each month. In addition, the Company may compensate Zelinger additional consideration for advisory services performed by the Director, either in the form of cash or common stock, at the discretion of the Board. The Company issued 2,800,000 shares of common stock of the Company for accrued director services of $84,000 as of June 30, 2021. The 2,800,000 shares of common stock was valued at approximately $0.03 per share, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of September 21, 2021 regarding the number of shares of our Common Stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding Common Stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officers as a group.

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

	Common Stock Beneficially Owned		Series A Preferred Stock Beneficially Owned		Series B Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class(1)	Number of Shares Beneficially Owned	Percentage of Class(2)	Number of Shares Beneficially Owned	Percentage of Class (2)

North Horizon Pty Ltd.(3)	5,928,004	14.42%	500,00	100%	-	-

James Nathanielsz(4)	-	-	-	-	1	100%

Dr. Julian Kenyon(5)	3,420,005	8.32%	-	-	-	-

Josef Zelinger	2,800,005	6.81%	-	-	-	-

All directors and executive officers, as a group (3 persons)	12,148,014	29.56%	500,000	100%	1	100%

5% Shareholders

Sylva International LLC (6)	3,634,067	8.84%	-	-	-	-

Sylvia Nathanielsz (7)	2,800,000	6.81%	-	-	-	-

(1) Applicable percentages are based on 41,098,787 shares of our common stock outstanding as of September 21, 2021.

(2) Applicable percentages are based on 500,000 shares of our Series A Preferred Stock and 1 share of our Series B Preferred Stock outstanding as of September 21, 2021.

(3) North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer and a director of our Company, has investing and dispositive power of shares beneficially owned by North Horizon Pty Ltd.

(4) Excludes 26 vested stock options, 13 unvested stock options, 39 restricted stock units that vested in May 2020 and 39 restricted stock units that are subject to certain vesting conditions, as discussed above in the section captioned “Executive Compensation - New Employment Agreement with James Nathanielsz,”.

(5) Excludes 13 vested stock options, 6 unvested stock options, and 20 restricted stock units that vested in May 2020, and 20 restricted stock units that are subject to certain vesting conditions, as discussed above in the section captioned “Executive Compensation - New Services Agreement with Julian Kenyon”.

(6) Ross Silver has investing and dispositive power of shares beneficially owned by Sylva International LLC.

(7) Sylvia Nathanielsz is the wife of James Nathanielsz.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since July 1, 2019 to which we have been a party, in which the amount involved in the transaction exceeded $120,000, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described above under “Item 11. Executive Compensation.”

Our principal executive office is located at 302, 6 Butler Street, Camberwell, VIC, 3124 Australia, which we lease from Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our Chief Executive Officer, Chief Financial Officer and a director, and his wife are owners and directors. The lease has a one-year term commencing May 6, 2021, and we are currently obligated to pay $3,606 AUD or $2,431 USD (depending on exchange rate), inclusive of tax, in rent per month

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been an employee of our Company since October 2015. Mrs. Nathanielsz receives an annual salary of $120,000 AUD, or $80,904 USD, and is entitled to benefits customarily expected to be provided to employees of the Company.

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

Director Independence

Our board of directors has reviewed the independence of our directors and has determined that Josef Zelinger qualifies as an independent director pursuant to Rule 5605(a)(2) of Nasdaq and applicable SEC rules and regulations. In making this determination, our board of directors considered the relationships that each of our directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence.

Item 14. Principal Accounting Fees and Services.

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided, and fees charged by Salberg & Company, P.A. in fiscal years ended June 30, 2021 and 2020 were approved by the Board of Directors. The following table shows the fees for the fiscal years ended June 30, 2021 and 2020:

	2021	2020
Audit Fees (1)	$59,900	$58,900
Audit Related Fees (2)	$6,100	$17,600
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$66,000	$76,500

(1)	Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.
(2)	Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.
(3)	Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2021 and 2020 fiscal years.

PART IV

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2021 and 2020.

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

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during the fiscal years ended June 30, 2021 and 2020 were reviewed and approved by our Board before the respective services were rendered.

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, dated November 11, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, dated July 9, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of January 23, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

3.8	Certificate of Amendment, dated as of June 7, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.9	Certificate of Correction, dated as of June 10, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.10	Certificate of Amendment, dated as of March 13, 2019 (incorporated by reference to Exhibit 3.10 to the Company’s Form S-1/A filed on August 13, 2020).

3.11	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of November 17, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 19, 2020).

3.12	Certificate of Designation of Series A Preferred Stock of the Company, dated December 2, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

3.13	Certificate of Designation of Series B Preferred Stock of the Company, dated June 16, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

4.1	8% Convertible Redeemable Note, dated October 2, 2019, issued by the Company to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.2	8% Convertible Redeemable Note, dated October 2, 2019, issued by the Company to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.3	8% Convertible Redeemable Back End Note, dated October 2, 2019, issued by the Company to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.4	Collateralized Secured Promissory Note, dated October 2, 2018, issued by GS Capital Partners, LLC to the Company (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on October 5, 2018).

4.5	8% Convertible Redeemable Note, dated November 30, 2018, issued by the Company to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 6, 2018).

4.6	8% Convertible Redeemable Note, dated December 24, 2018, issued by the Company to Eagle Equities, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018).

4.7	10% Convertible Redeemable Note dated July 30, 2019, by and between the Company and Odyssey Capital Funding LLC. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 6, 2019).

4.8	Convertible Redeemable Note, issued to Auctus Fund LLC on August 30, 2019 and effective as of September 3, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.9	Common Stock Purchase Warrant for the purchase of up to 450,000 shares of the Company’s common stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.10	Common Stock Purchase Warrant for the purchase of up to 300,000 shares of the Company’s common stock (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.11	Common Stock Purchase Warrant for the purchase of up to 225,000 shares of the Company’s common stock (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.12	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.55 to the Company’s Annual Report on Form 10-K filed on October 15, 2019)

4.13	Form of First Convertible Redeemable Promissory Note (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 17, 2020)

4.14	Form of Second Convertible Redeemable Promissory Note (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on January 17, 2020)

4.15	8% Convertible Promissory Note, dated December 2, 2020, issued by the Company to Geneva Roth Remark Holdings Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 7, 2020)

4.16	8% Convertible Redeemable Promissory Note, dated December 10, 2020, issued by the Company to GW Holdings Group, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on December 16, 2020)

4.17	8% Convertible Promissory, dated January 5, 2021, issued by the Company to Geneva Roth Remark Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 11, 2021)

4.18	8% Convertible Promissory, dated March 16, 2021, issued by the Company to Geneva Roth Remark Holdings, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 19, 2021)

4.19	Form of Prefunded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.20	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.21	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.22	Form of Series C Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

10.1		Debt Settlement Agreement between the Company and James Nathanielsz, dated February 4, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.2		Debt Settlement Agreement between the Company and Julian Kenyon, dated February 4, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.3	†	Employment Agreement entered into as of February 25, 2015 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.4	†	Director Agreement entered into as of February 25, 2015 by and between Julian Kenyon and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.5	†	Form of Scientific Advisory Board Member Agreement, incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on March 25, 2016.

10.6	†	Amendment No. 1 to Employment Agreement entered into as of April 14, 2016 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016).

10.7	†	Amendment No. 2 to Employment Agreement entered into as of September 25, 2017 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

10.8	†	Amended and Restated Employment Agreement, dated as of May 14, 2019, by and between the James Nathanielsz and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.9	†	Amended and Restated Services Agreement, by and between Julian Kenyon and the Company, dated as of May 19, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.10	†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.11	†	Director Agreement by and between Josef Zelinger and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2020).

10.12	†	Amended and Restated Director Agreement by and between Josef Zelinger and the Company, dated August 12, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.13		Cancellation Agreement by and between James Nathanielsz and the Company, dated August 12, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.14		Cancellation Agreement by and between Julian Kenyon and the Company, dated August 12, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.15	Manufacturing Services Agreement by and between Q-Biologicals NV (now Amatsigroup NV) and the Company, dated August 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.16	Quality Assurance Agreement by and between Q-Biologicals NV (now Amatsigroup NV) and the Company dated August 12, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.17	Consulting Agreement between the Company and Regal Consulting, LLC, dated November 18, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 23, 2016).

10.18	Securities Purchase Agreement by and between the Company and Eagle Equities, LLC, dated August 29, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 4, 2018).

10.19	Employment Agreement by and between the Company and Carlo Campiciano dated June 24, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 1, 2019).

10.20	Securities Purchase Agreement, dated October 2, 2018, between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 10, 2018).

10.21	Securities Purchase Agreement, dated November 30, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 6, 2018).

10.22	Securities Purchase Agreement, dated as of December 24, 2018, between the Company and Eagle Equities, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 28, 2018

10.23	Securities Purchase Agreement, dated December 2, 2020, by and between the Company and Geneva Roth Remark Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 7, 2020)

10.24	Securities Purchase Agreement, dated December 10, 2020, by and between the Company and GW Holdings Group, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 16, 2020)

10.25	Securities Purchase Agreement, dated January 5, 2021, by and between the Company and Geneva Roth Remark Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 11, 2021)

10.26	Securities Purchase Agreement, dated March 16, 2021, by and between the Company and Geneva Roth Remark Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 19, 2021)

10.27	Propanc Biopharma, Inc.’s 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.28	Securities Purchase Agreement dated May 23, 2019, by and between the Company and Redstart Holdings Corp (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2019)

10.29	Securities Purchase Agreement, dated July 3, 2019, by and between the Company and Power Up Lending Group Ltd. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2019).

10.30	Securities Purchase Agreement dated July 30, 2019, by and between the Company and Odyssey Capital Funding LLC. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 6, 2019).

10.31	Securities Purchase Agreement dated August 30, 2019, by and between the Company and Auctus Fund LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

10.32	Registration Rights Agreement dated August 30, 2019, by and between the Company and Auctus Fund LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

10.33	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.56 to the Company’s Annual Report on Form 10-K filed on October 15, 2019).

10.34	Form of First Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 17, 2020)

10.35	Form of Second Convertible Redeemable Promissory Note (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 17, 2020)

10.36	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

10.37	Form of Prefunded Warrant (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

21.1*	List of subsidiaries of the Company.

31.1/31.2*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1/31.2*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	XBRL Instance Document.

101. SCH*	XBRL Taxonomy Extension Schema Document.

101. CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101. PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

† Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: September 28, 2021	By:	/s/ James Nathanielsz
James Nathanielsz
Chief Executive Officer,
Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Nathanielsz	Chief Executive Officer, Chief Financial Officer, Director	September 28, 2021
James Nathanielsz	(Principal Executive Officer and Principal Financial Officer)

/s/ Julian Kenyon	Chief Technology Officer, Director	September 28, 2021
Julian Kenyon

/s/ Josef Zelinger	Director	September 28, 2021
Josef Zelinger

