Form 10-Q
period 2021-09-30
Propanc Biopharma, Inc.
filed 2021-11-12
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 11, 2021, there were 49,862,220 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at September 30, 2021(unaudited) and June 30, 2021	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2021 and 2020 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Deficit for each of the three months in the period ended September 30, 2021 and 2020 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2021 and 2020 (unaudited)	F-5

Notes to the condensed consolidated financial statements (unaudited)	F-6

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	June 30, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$45,817	$2,255
GST tax receivable	2,238	4,341
Prepaid expenses and other current assets	8,353	-

TOTAL CURRENT ASSETS	56,408	6,596

Security deposit - related party	2,164	2,250
Property and equipment, net	3,593	4,255

TOTAL ASSETS	$62,165	$13,101

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$826,184	$1,002,335
Accrued expenses and other payables	407,775	892,151
Convertible notes and related accrued interest, net of discounts and premiums	584,608	624,583
Embedded conversion option liabilities	58,124	54,220
Due to former director - related party	32,076	33,347
Loan from former director - related party	53,384	55,500
Employee benefit liability	406,644	418,538

TOTAL CURRENT LIABILITIES	2,368,795	3,080,674

TOTAL LIABILITIES	$2,368,795	$3,080,674

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares authorized; 500,000 shares issued and outstanding as of September 30, 2021 and June 30, 2021	$5,000	$5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of September 30, 2021 and June 30, 2021	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized;43,841,644 and 14,055,393 shares issued and outstanding as of September 30, 2021 and June 30, 2021, respectively	43,842	14,056
Common stock issuable (2,002,549 and 59 shares as of September 30, 2021 and June 30, 2021, respectively)	2,002	-
Additional paid-in capital	55,444,574	54,074,110
Subscription receivable	(100,000)	-
Accumulated other comprehensive income	1,149,397	1,085,204
Accumulated deficit	(58,804,968)	(58,199,466)
Treasury stock (1 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(2,306,630)	(3,067,573)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$62,165	$13,101

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended September 30,
	2021	2020

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	431,740	323,111
Occupancy expenses	7,736	9,204
Research and development	46,554	50,846
TOTAL OPERATING EXPENSES	486,030	383,161

LOSS FROM OPERATIONS	(486,030)	(383,161)

OTHER INCOME (EXPENSE)
Interest expense	(109,853)	(159,281)
Change in fair value of derivative liabilities	(3,904)	64,952
Gain on extinguishment of debt, net	-	49,985
Foreign currency transaction gain	109,129	1,960
TOTAL OTHER EXPENSE, NET	(4,628)	(42,384)

LOSS BEFORE TAXES	(490,658)	(425,545)

Tax benefit	-	-

NET LOSS	(490,658)	(425,545)

Deemed Dividend	(114,844)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(605,502)	$(425,545)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.02)	$(0.71)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	27,142,519	597,314

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(605,502)	$(425,545)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	64,193	(75,755)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	64,193	(75,755)

TOTAL COMPREHENSIVE LOSS	$(541,309)	$(501,300)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(Unaudited)

	Preferred Stock						Common Stock					Accumulated
	Series A		Series B		Common Stock		Issuable		Additional			Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2020	500,000	$5,000	1	$-	258,120	$258	-	$-	$50,913,893	$-	$(55,781,770)	$1,267,671	$(46,477)	$(3,641,425)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	442,031	442	-	-	480,133	-	-	-	-	480,575

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	204,919	-	-	-	-	204,919

Issuance of common stock for exercise of warrants	-	-	-	-	15,445	15	-	-	201,029	-	-	-	-	201,044

Stock based compensation in connection with fair value of warrants issued for services	-	-	-	-	-	-	-	-	20,718	-	-	-	-	20,718

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	(75,755)		(75,755)

Net loss for the three months ended September 30, 2020	-	-	-	-	-	-	-	-	-	-	(425,545)		-	(425,545)

Balance at September 30, 2020	500,000	$5,000	1	$-	715,596	$715	-	$-	$51,820,692	$-	$(56,207,315)	$1,191,916	$(46,477)	$(3,235,469)

Balance at June 30, 2021	500,000	$5,000	1	$-	14,055,393	$14,056	59	$-	$54,074,110	$-	$(58,199,466)	$1,085,204	$(46,477)	$(3,067,573)

Issuance of common stock for conversion of convertible debt, conversion fee, and accrued interest	-	-	-	-	9,445,009	9,445	-	-	190,741	-	-	-	-	200,186

Issuance of common stock for services and accrued expenses	-	-	-	-	17,934,379	17,934	-	-	563,927	-	-	-	-	581,861

Issuance of common stock for exercise of warrants	-	-	-	-	6,875	7	2,500	2	374,991	(100,000)	-	-	-	275,000

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	2,399,988	2,400	1,999,990	2,000	(4,400)	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	109,643	-	-	-	-	109,643

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	20,718	-	-	-	-	20,718

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	64,193	-	64,193

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	114,844	-	(114,844)	-	-	-

Net loss for the three months ended September 30, 2021	-	-	-	-	-	-	-	-	-	-	(490,658)	-	-	(490,658)

Balance at September 30, 2021	500,000	$5,000	1	$-	43,841,644	$43,842	2,002,549	$2,002	$55,444,574	$(100,000)	$(58,804,968)	$1,149,397	$(46,477)	$(2,306,630)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended September 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(490,658)	$(425,545)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	133,422	-
Foreign currency transaction gain	(109,129)	(1,960)
Depreciation expense	509	438
Amortization of debt discounts	6,074	121,281
Change in fair value of derivative liabilities	3,904	(64,952)
Gain on extinguishment of debt, net	-	(49,985)
Stock option and restricted stock expense	20,718	20,718
Non-cash interest expense	2,250	6,750
Accretion of put premium	90,192	-
Changes in Assets and Liabilities:
GST receivable	1,937	(755)
Prepaid expenses and other assets	(8,353)	-
Accounts payable	(137,927)	53,576
Deferred rent	-	633
Employee benefit liability	4,067	10,544
Accrued expenses and other payables	(15,102)	133,046
Accrued interest	11,338	16,262
NET CASH USED IN OPERATING ACTIVITIES	(486,758)	(179,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	160,000	-
Repayments of convertible promissory notes	-	(43,000)
Proceeds from the exercise of warrants	275,000	201,044
NET CASH PROVIDED BY FINANCING ACTIVITIES	435,000	158,044

Effect of exchange rate changes on cash	95,320	6,116

NET INCREASE (DECREASE) IN CASH	43,562	(15,789)

CASH AT BEGINNING OF PERIOD	2,255	67,007
CASH AT END OF PERIOD	$45,817	$51,218

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$-	$13,172
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$109,643	$204,919
Conversion of convertible notes and accrued interest to common stock	$197,936	$417,670
Common stock issued for accrued services	$448,440	$-
Deemed dividend upon alternate cashless exercise of warrants	$114,844	$-
Subscription receivable	$100,000	$-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of September 30, 2021, there has been no activity within this entity.

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

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three months ended September 30, 2021 and 2020 and cash flows for the three months ended September 30, 2021 and 2020 and our financial position at September 30, 2021 have been made. The Company’s results of operations for the three months ended September 30, 2021 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2022.

Certain information and disclosures normally included in the notes to the Company’s annual audited consolidated financial statements have been condensed or omitted from the Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2021. The June 30, 2021 balance sheet is derived from those statements.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive subsidiary at September 30, 2021.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that these intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). Prior to July 1, 2020, the Company recorded the foreign currency transaction gains and losses from measuring the intercompany balances as a component of other income (expenses) titled foreign currency transaction gain (loss). For the three months ended September 30, 2021 and 2020, the Company recognized an exchange gain (loss) of approximately $619,000 and ($583,000), on intercompany loans made by the parent to the subsidiary which have not been repaid as of September 30, 2021.

As of September 30, 2021 and June 30, 2021, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2021	June 30, 2021
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.7214	0.7500

Average exchange rate for the period
USD : AUD exchange rate	0.7350	0.7473

The change in Accumulated Other Comprehensive Income (Loss) by component during the three months ended September 30, 2021 was as follows:

Foreign Currency Items:
Balance, June 30, 2021	$1,085,204
Unrealized foreign currency translation gain	64,193
Ending balance, September 30, 2021	$1,149,397

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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

Also see Note 11 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of September 30, 2021 or June 30, 2021.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through September 30, 2021 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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
SEPTEMBER 30, 2021

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

As of September 30, 2021, and June 30, 2021, the Company was owed $2,238 and $4,341, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the three months ended September 30, 2021 and 2020 were $46,554 and $50,846, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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

During each of the three months ended September 30, 2021 and 2020, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $0, which is reflected as a tax benefit in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

On July 1, 2019, the Company adopted ASU No. 2016-02, applying the package of practical expedients to leases that commenced before the effective date whereby the Company elected to not reassess the following: (i) whether any expired or existing contracts contain leases and; (ii) initial direct costs for any existing leases. For contracts entered into on or after the effective date, at the inception of a contract the Company assessed whether the contract is, or contains, a lease. The Company’s assessment is based on: (1) whether the contract involves the use of a distinct identified asset, (2) whether we obtain the right to substantially all the economic benefit from the use of the asset throughout the period, and (3) whether it has the right to direct the use of the asset. The Company will allocate the consideration in the contract to each lease component based on its relative stand-alone price to determine the lease payments. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 months or less.

Operating lease ROU assets represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company use an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and will be included in general and administrative expenses.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

(Unaudited)

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. Each holder of the notes has agreed to a 4.99% beneficial ownership conversion limitation (subject to certain noteholders’ ability to increase such limitation to 9.99% upon 60 days’ notice to the Company), and each note may not be converted during the first six-month period from the date of issuance. The securities for the period ended September 30, 2021 and 2020 were considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

	September 30, 2021	September 30, 2020
	(Unaudited)	(Unaudited)
Stock Options	59	60
Stock Warrants	111,932	135,725
Unvested restricted stock	59	117
Convertible Debt	23,293,971	510,674
Total	23,406,021	646,576

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the three months ended September 30, 2021, the Company had no revenues, had a net loss of $490,658, and had net cash used in operations of $486,758. Additionally, as of September 30, 2021, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $2,312,387, $2,306,630 and $58,804,968, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issue date of this Quarterly Report.

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
SEPTEMBER 30, 2021

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2021 and June 30, 2021.

	September 30, 2021	June 30, 2021
	(Unaudited)
Office equipment at cost	$27,532	$28,623
Less: Accumulated depreciation	(23,939)	(24,368)

Total property, plant, and equipment	$3,593	$4,255

Depreciation expense for the three months ended September 30, 2021 and 2020 were $509 and $438, respectively.

NOTE 4 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to former director - related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at September 30, 2021 and June 30, 2021 were $32,076 and $33,347, respectively. The Company plans to repay the advances as its cash resources allow (see Note 9).

NOTE 5 – LOANS AND NOTES PAYABLE

Loan from Former Director - Related Party

Loan from the Company’s former director at September 30, 2021 and June 30, 2021 were $53,384 and $55,500, respectively. The loan bears no interest and is payable on demand. The Company did not repay any amount on this loan during the three months ended September 30, 2021 and 2020, respectively (see Note 9).

NOTE 6 – CONVERTIBLE NOTES

The Company’s convertible notes outstanding at September 30, 2021 and June 30, 2021 were as follows:

	September 30, 2021	June 30, 2021
	(Unaudited)
Convertible notes and debenture	$377,780	$400,128
Unamortized discounts	(7,565)	(6,139)
Accrued interest	37,348	34,098
Premium, net	177,045	196,496
Convertible notes, net	$584,608	$624,583

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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

The total principal outstanding after adjustment due to the above-mentioned March 15, 2021 settlement agreement and accrued interest under the August 10, 2017 Convertible Note was $80,000 and $3,738, respectively, as of June 30, 2021 following conversion of $20,000 of principal during the year ended June 30, 2021. The total principal amount outstanding under the August 10, 2017 Convertible Note was $80,000 and accrued interest of $7,381 as of as of September 30, 2021.

Auctus Fund Financing Agreements

August 30, 2019 Securities Purchase Agreement

Effective August 30, 2019, the Company entered into a securities purchase agreement with Auctus Fund, LLC (“Auctus”), pursuant to which Auctus purchased a convertible promissory note (the “August 30, 2019 Auctus Note”) from the Company in the aggregate principal amount of $550,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Auctus. The transaction closed on August 30, 2019 and the Company received payment on September 4, 2019 in the amount of $550,000, of which $5,000 was paid directly toward legal fees and $40,000 to Auctus for due diligence fees resulting in net cash proceeds of $505,000. The maturity date of the August 30, 2019 Auctus Note was August 30, 2020 and was currently past due. The August 30, 2019 Auctus Note bore interest at a rate of 10% per annum, but not payable until the August 30, 2019 Auctus Note became payable, whether at the maturity date or upon acceleration or by prepayment. The note was treated as stock settled debt under ASC 480 and accordingly the Company recorded a $366,667 put premium. The August 30, 2019 Auctus Note may not be prepaid without the written consent of Auctus. Any amount of principal or interest which was not paid when due shall bear interest at the rate of 24% per annum.

Additionally, Auctus had the option to convert all or any amount of the principal face amount and accrued interest of the August 30, 2019 Auctus Note, at any time following the issue date and ending on the later of the maturity date or the date of payment of the Default Amount if an event of default occurs, which was an amount equal to 125% of an amount equal to the then outstanding principal amount of the August 30, 2019 Auctus Note (but not less than $15,000) plus any interest accrued from August 30, 2019 at the default interest rate of 24% per annum, for shares of the Company’s common stock at the then-applicable conversion price. Upon the holder’s election to convert accrued interest, default interest or any penalty amounts as stipulated, the Company may elect to pay those amounts in cash. The note may also be prepaid by the Company at any time between the date of issuance and August 13, 2020 at 135% multiplied by the sum of (a) the then outstanding principal amount plus (b) accrued and unpaid interest plus (c) default interests, if any.

The conversion price for the August 30, 2019 Auctus Note was equal to the Variable Conversion Price of 60% of the Market Price on the date of conversion. Notwithstanding the foregoing, Auctus shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Auctus and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

(Unaudited)

In connection with the issuance of the August 2019 Auctus Note, the Company issued common stock purchase warrants to Auctus to purchase 450 shares of the Company’s common stock (the “First Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such First Warrant at an “Exercise Price” of $2,250. In connection with the issuance of the Note, the Company issued a common stock purchase warrant to Buyer to purchase 300 shares of the Company’s common stock (the “Second Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Second Warrant at an “Exercise Price” of $3,330. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 225 shares of the Company’s common stock (the “Third Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Third Warrant at an “Exercise Price” of $4,500. The First Warrant, Second Warrant, and Third Warrant were collectively be referred as the “Warrants”. The Warrants have an “Exercise Period” of five years from the date of issuance being August 30, 2019. Under the terms of the Purchase Agreement and the Warrants, the Selling Security Holder may not either convert the Notes nor exercise the Warrants to the extent (but only to the extent) that the Selling Security Holder or any of its affiliates would beneficially own a number of shares of our Common Stock which would exceed 4.99% of our outstanding shares. The Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $375,905 using a simple binomial lattice model.

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

The Note was subject to customary default provisions and also includes a cross-default provision which provides that a breach or default by the Borrower of any covenant or other term or condition contained in any of the Other Agreements (as defined therein), after the passage of all applicable notice and cure or grace periods, shall, at the option of the Holder, be considered a default under this Note and the Other Agreements. Upon occurrence of any such event, the Holder was entitled (but in no event required) to apply all rights and remedies of the Holder under the terms of this Note and the Other Agreements by reason of a default under said Other Agreements or the Note.

The August 30, 2019 Auctus Note contained certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal accrued at a default interest rate of 24% per annum.

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

The total principal amount outstanding under the above Auctus financing agreement, specifically the August 30, 2019 Auctus Note, was $0 and accrued interest of $0 as of September 30, 2021 following conversion of $32,848 of the principal balance and $716 of accrued interest during the three months ended September 30, 2021. Accordingly, $21,899 of the put premium was released in respect of the August 30, 2019 Auctus Note during the three months ended September 30, 2021 following conversion of the principal balance. Accordingly, there was no outstanding principal balance as of September 30, 2021.

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
SEPTEMBER 30, 2021

(Unaudited)

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

The total principal amount outstanding under the above Crown Bridge financing agreement was $65,280 and accrued interest of $16,138 as of June 30, 2021. The total principal amount outstanding under the above Crown Bridge financing agreement was $65,280 and accrued interest of $18,606 as of as of September 30, 2021.

GW Holdings Securities Purchase Agreements

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
SEPTEMBER 30, 2021

(Unaudited)

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

These notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $87,333 put premium.

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

The total principal amount outstanding under the above December 10, 2020 GW Holdings financing agreement, was $65,000 and accrued interest of $4,174 as of September 30, 2021 following conversion of $25,000 of the principal balance and $2,091 of accrued interest during the three months ended September 30, 2021. Accordingly, $16,667 of the put premium was reclassed to additional paid in capital in respect of the October 1, 2019 GW Holdings Note during the three months ended September 30, 2021 following conversion of the principal balance.

Geneva Roth Remark Securities Purchase Agreements

January 5, 2021 Securities Purchase Agreement

Effective January 5, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc., pursuant to which Geneva Roth purchased a convertible promissory note (the “January 5, 2021 Geneva Roth”) from the Company in the aggregate principal amount of $68,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Geneva Roth any time after the six-month anniversary of the January 5, 2021 Geneva Roth. The January 5, 2021 Geneva Roth contained an original issue discount of $3,500. The Company intended to use the net proceeds from the January 5, 2021 Geneva Roth for general working capital purposes. The maturity date of the January 5, 2021 Geneva Roth Note was January 5, 2022. The January 5, 2021 Geneva Roth Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Geneva Roth in shares of the Company’s common stock; but shall not be payable until the January 5, 2021 Geneva Roth Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

March 16, 2021 Securities Purchase Agreement

Effective March 16, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc., pursuant to which Geneva Roth purchased a convertible promissory note (the “March 16, 2021 Geneva Roth”) from the Company in the aggregate principal amount of $63,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Geneva Roth any time after the six-month anniversary of the March 16, 2021 Geneva Roth. The March 16, 2021 Geneva Roth contained an original discount of $3,500. The Company intended to use the net proceeds from the March 16, 2021 Geneva Roth for general working capital purposes. The maturity date of the March 16, 2021 Geneva Roth Note was March 16, 2022. The March 16, 2021 Geneva Roth Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Geneva Roth in shares of the Company’s common stock; but shall not be payable until the March 16, 2021 Geneva Roth Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

August 19, 2021 Securities Purchase Agreement

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
SEPTEMBER 30, 2021

(Unaudited)

September 22, 2021 Securities Purchase Agreement

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

The conversion price for the above Geneva Roth notes shall be equal to a 35% discount of the market price based on the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, Geneva Roth shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Geneva Roth and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. These notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $161,269 put premium for the four notes.

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

The total principal amounts outstanding under the above Geneva Roth financing agreements were $167,500 and accrued interest of $1,081 as of September 30, 2021 following conversion of $132,000 of the principal balance and $5,280 accrued interest during the three months ended September 30, 2021. Accordingly, $71,077 of the put premium was released in respect of the Geneva Roth financing agreements during the three months ended September 30, 2021 following conversion of the principal balance.

Amortization of debt discounts

The Company recorded $7,500 and $0 of debt discounts (including warrants, derivatives, debt issue costs and original issue discounts) related to the above note issuances during the three months ended September 30, 2021 and 2020, respectively. The Company recorded $90,192 and $0 of put premiums related to the above note issuances during the three months ended September 30, 2021 and 2020, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the three months ended September 30, 2021 and 2020 was $6,074 and $121,281, respectively.

The Company reclassified $109,643 and $204,919 in put premiums to additional paid in capital following conversions during the three months ended September 30, 2021 and 2020, respectively.

NOTE 7 – STOCKHOLDERS’ DEFICIT

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
SEPTEMBER 30, 2021

(Unaudited)

Preferred Stock

The total number of shares of preferred stock that the Company is authorized to issue is 1,500,005, $0.01 par value per share. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

Of the total preferred shares authorized, 500,000 have been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on December 9, 2014. James Nathanielsz, the Company’s Chief Executive Officer and Chief Financial Officer, beneficially owns all of the outstanding shares of Series A Preferred Stock via North Horizon Pty Ltd., which entitles him, as a holder of Series A Preferred Stock, to vote on all matters submitted or required to be submitted to a vote of the Company’s stockholders, except election and removal of directors, and each share of Series A Preferred Stock entitles him to two votes per share of Series A Preferred Stock. North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer, Chief Financial Officer and a director of our Company, has voting and investment power over these shares. 500,000 shares of Series A Preferred Stock are issued and outstanding as of September 30, 2021 and June 30, 2021.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on June 16, 2015, up to five shares have been designated as Series B Preferred Stock (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of September 30, 2021 and June 30, 2021. Mr. Nathanielsz directly beneficially owns such one share of Series B Preferred Stock.

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued during the three months ended September 30, 2021 and fiscal year 2021.

Common Stock:

Shares issued for conversion of convertible debt

From July 1, 2021 through September 30, 2021, the Company issued an aggregate of 9,445,009 shares of its common stock at an average contractual conversion price of $0.02, ranging from $0.02 to $0.04, as a result of the conversion of principal of $189,849, interest of $8,087 and conversion fees $2,250 underlying certain outstanding convertible notes converted during such period. The total recorded to equity was $200,186.

The Company reclassified $109,643, net of reversal of put premium upon cancellation of conversion notices by two lenders discussed above, to additional paid in capital following conversions during the three months ended September 30, 2021.

The Company has 197,308,116 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at September 30, 2021.

Shares issued for services and accrued expenses

On August 12, 2021, the Board approved the issuance of 2,800,000 shares of the Company’s common stock for bonus payable of $84,000 as of June 30, 2021 to an employee who is the wife of the CEO of the Company. The 2,800,000 shares of common stock were valued at approximately $0.03 per share or $87,920, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021. The Company recorded stock-based compensation of $3,920 during the three months ended September 30, 2021 and reclassified bonus payable of $84,000 to additional paid in capital upon issuance.

On August 12, 2021, the Board approved the issuance of 166,667 shares of the Company’s common stock for legal services rendered for the month of August 2021. The 166,667 shares of common stock were valued at approximately $0.05 per share or $7,883, being the closing price of the stock on August 31, 2021, the date of grant. The shares were issued on September 3, 2021. The Company recorded stock-based compensation of $7,883 during the three months ended September 30, 2021.

In September 2021, the Company issued 2,819,712 shares of the Company’s common stock to a consultant for services rendered from July 2021 to September 2021. The Company issued 2,819,712 shares of the Company’s common stock valued at approximately $0.04 per share or $104,611, being the closing price of the stock on the date of grant to such consultant. The Company recorded stock-based compensation of $104,611 during the three months ended September 30, 2021.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

(Unaudited)

Nathanielsz Cancellation Agreement

On August 12, 2021, the Company entered into a Cancellation Agreement with James Nathanielsz (“Nathanielsz”), Chief Executive Officer and Director of the Company, whereby Nathanielsz agreed to cancel his cash compensation bonus award for fiscal year 2021, ended June 30, 2021, in exchange for common stock of the Company. The Company and Nathanielsz entered into an Amended and Restated Employment Agreement dated May 14, 2019 (the “Agreement”). Pursuant to the terms of the Agreement, Nathanielsz was eligible to earn an annual fiscal year cash performance bonus for each fiscal year of his employment period with the Company with a target performance bonus of 200% of his average annualized base salary during the fiscal year for which the performance bonus is earned. On July 20, 2021, Nathanielsz was awarded a “target” bonus of 78%, or $177,840 USD (the “Debt”) for the fiscal year ended June 30, 2021, by the Company’s Board of Directors (the “Board”). Pursuant to the Cancellation Agreement, Nathanielsz agreed to cancel this Debt in exchange for 5,928,000 shares of the common stock of the Company (the “Shares”), valued at approximately $0.03 per share or $186,139, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021. The Company recorded stock-based compensation of $8,299 during the three months ended September 30, 2021 and reclassified bonus payable of $177,840 to additional paid in capital upon issuance.

Kenyon Cancellation Agreement

On August 12, 2021, the Company entered into a Cancellation Agreement with Dr. Julian Kenyon (“Kenyon”), Chief Scientific Officer and Director of the Company, whereby Kenyon agreed to cancel of $102,600 USD of accrued salary due him as of June 30, 2021, pursuant to that certain Amended and Restated Services Agreement by and between Kenyon and the Company, dated May 14, 2019, in exchange for 3,420,000 shares of common stock of the Company (the “Shares”), valued at approximately $0.03 per share or $107,388, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021. The Company recorded stock-based compensation of $4,788 during the three months ended September 30, 2021 and reclassified accrued expenses of $102,600 to additional paid in capital upon issuance.

Zelinger Amended and Restated Director Agreement

On August 12, 2021, the Company entered into an Amended and Restated Director Agreement (the “Director Agreement”) with Josef Zelinger (“Zelinger”). Pursuant to the terms of the Director Agreement, the Company shall pay Zelinger a base salary of $250.00 AUD ($184 USD) per month, payable on the first day of each month. In addition, the Company may compensate Zelinger additional consideration for advisory services performed by the Director, either in the form of cash or common stock, at the discretion of the Board. The Company issued 2,800,000 shares of common stock of the Company for accrued director services of $84,000 as of June 30, 2021. The 2,800,000 shares of common stock were valued at approximately $0.03 per share $87,920, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021. The shares were issued on August 17, 2021. The Company recorded stock-based compensation of $3,920 during the three months ended September 30, 2021 and reclassified accrued expenses of $84,000 to additional paid in capital upon issuance.

Shares issued for exercise of warrants

From July 9, 2021 through September 27, 2021, the Company received aggregate gross proceeds of $275,000 and subscription receivable of $100,000 from the exercise of 9,375 Series B Warrants and issued 6,875 shares of common stock and 2,500 shares of common stock issuable as of September 30, 2021.

During the three months ended September 30, 2021, additionally, the Company issued 2,399,988 shares of common stock and 1,999,990 shares of common stock issuable from the alternate cashless exercise of 22 Series A warrants. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $114,844 and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants.

A total of 2,002,490 common stock issuable were issued in October 2021. The Company collected the $100,000 subscription receivable in October 2021.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

(Unaudited)

Warrants:

The following table summarizes warrant activity for the three months ended September 30, 2021:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at June 30, 2021	121,329	$179.63
Issued	-	-
Exercised	(9,397)	40.37
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2021	111,932	$191.32

Exercisable at September 30, 2021	76,933	$278.36
Outstanding and Exercisable:

Weighted average remaining contractual term	1.52
Aggregate intrinsic value	$-

No stock warrants were granted during the three months ended September 30, 2021.

Options:

A summary of the Company’s option activity during the three months ended September 30, 2021 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price Per Share
Outstanding at June 30, 2021	59	$13,730
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2021	59	$4,533.33

Exercisable at September 30, 2021	39	$4,530.93
Outstanding and Exercisable:

Weighted average remaining contractual term	7.62
Weighted average fair value of options granted during the period	$-
Aggregate intrinsic value	$-

During the three months ended September 30, 2021 and 2020, the Company recognized stock-based compensation of $20,718 and $20,718, respectively related to vested stock options. There was $51,796 of unvested stock options expense as of September 30, 2021 that will be recognized through May 2022 or 0.62 years.

No stock options were granted during the three months ended September 30, 2021.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

Legal Matters

From time to time, the Company may be subject to litigation and claims arising in the ordinary course of business. The Company is not currently a party to any material legal proceedings and the Company is not aware of any pending or threatened legal proceeding against the Company that we believe could have a material adverse effect on our business, operating results, cash flows or financial condition.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company’s parent U.S. entity is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure in the September 30, 2021 and June 30, 2021 consolidated balance sheet. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings. The Company’s tax advisor is awaiting a response from the IRS on this matter.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors. These transactions have included the following:

As of September 30, 2021 and June 30, 2021, the Company owed its former director a total of $53,384 and $55,500, respectively, for money loaned to the Company throughout the years. The total loans balance owed at September 30, 2021 and June 30, 2021 is not interest bearing (See Note 5 – Loans and Notes Payable).

As of September 30, 2021 and June 30, 2021, the Company owed its former director a total of $32,076 and $33,347, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 4 – Due to Former Director – Related Party).

On May 6, 2021, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease has a one-year term commencing May 6, 2021, and the Company is currently obligated to pay $3,606 AUD or $2,431 USD (depending on exchange rate), inclusive of tax, in rent per month. During the three months ended September 30, 2021 and 2020, rent expense amounted $7,735 USD and $9,204 USD. As of September 30, 2021, total rent payable of $84,000AUD ($60,598 USD) is included in accrued expenses in the accompanying condensed consolidated balance sheet.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Employment and Services Agreements with Management

The Company and Mr. Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement was scheduled to expire on February 25, 2019; however, the term of the Nathanielsz Employment Agreement automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of its intent not to renew. The Nathanielsz Employment Agreement continues in effect as of September 30, 2021 as amended May 14, 2019 (see below). The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually or $205,680 USD) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion. Pursuant to the Nathanielsz Employment Agreement, Mr. Nathanielsz is entitled to an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Company’s board of directors based upon the performance of the Company. On March 16, 2018, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $300,000 AUD ($205,680 USD) to $400,000 AUD ($274,240 USD), effective February 2018.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive part-time employee of the Company since October 2015. Effective February 1, 2018, Mrs. Nathanielsz receives an annual salary of $120,000 AUD ($80,904 USD) and is entitled to customary benefits.

Pursuant to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the three months ended September 30, 2021, a total of $$7,689 AUD ($5,651 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance.

Pursuant to the approval of the Company’s board of directors, on May 14, 2019, Mr. Nathanielsz was granted a $460,000 AUD ($315,376 USD) bonus for accomplishments achieved while serving as the Company’s Chief Executive Officer during the fiscal year ended June 30, 2019 with $200,000 AUD ($137,120 USD) of such bonus payable by the Corporation to the CEO throughout the Corporation’s 2019 fiscal year as the Corporation’s cash resources allow, with the remaining $260,000 AUD ($178,256 USD) of such bonus to be deferred by the CEO until a future date when the Corporation’s cash resources allow for such payment, as agreed to by the CEO. A total of $221,890 AUD ($166,418 USD) in payments were made against the bonuses during the year ended June 30, 2021 resulting in a remaining balance of $422,610 AUD ($316,957 USD) bonus payable as of June 30, 2021. On August 12, 2021, the Board approved a bonus of $177,840 USD. On August 12, 2021, pursuant to the Cancellation Agreement, Mr. Nathanielsz agreed to cancel $177,840 of the bonus payable in exchange for 5,928,000 shares of the common stock of the Company (see Note 7). A total of $$42,500 AUD ($30,660 USD) in payments were made against the bonuses during the three months ended September 30, 2021 which resulted to a remaining balance of $142,990 AUD ($103,153 USD) bonus payable as of September 30, 2021 which is included in accrued expenses in the accompanying condensed consolidated balance sheet.

Amended and Restated Employment Agreement - On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with James Nathanielsz, the Company’s Chief Executive Officer, Chairman, acting Chief Financial Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD. Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase 39 shares of the Company’s common stock (the “Nathanielsz Options”), with an exercise price per share of $4,675 (110% of the closing market price of the Company’s common stock on May 14, 2019 (or $4,250), the date of approval of such grant by the Company’s board of directors), (ii) 39 restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and (iii) an additional 39 restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Company’s board of directors on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. 1/3rd of the Nathanielsz Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Mr. Nathanielsz is employed by the Company and subject to the other provisions of the Employment Agreement. The Initial Nathanielsz RSUs shall vest on the one-year anniversary of the Effective Date, subject to Mr. Nathanielsz’s continued employment with the Company through such vesting date. The Additional Nathanielsz RSUs will vest as follows, subject to Mr. Nathanielsz’s continued employment with the Company through the applicable vesting date: (i) 7.80 of the Additional Nathanielsz RSUs shall vest upon the Company submitting Clinical Trial Application (the “CTA”) for PRP, the Company’s lead product candidate (“PRP”), for a First-In-Human study for PRP (the “Study”) in an applicable jurisdiction to be selected by the Company, (ii) 7.80 of the Additional Nathanielsz RSUs shall vest upon the CTA being approved in an applicable jurisdiction, (iii) 7.80 of the Additional RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iv) 7.80 of the Additional Nathanielsz RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (v) the remaining 7.80 of the Additional Nathanielsz RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested restricted stock unit shall be settled by delivery to Mr. Nathanielsz of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the 2019 Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Employment Agreement), (ii) the date that is ten business days following the vesting of such restricted stock unit, (iii) the date of Mr. Nathanielsz’s death or Disability (as defined in the Employment Agreement), and (iv) Mr. Nathanielsz’s employment being terminated either by the Company without Cause or by Mr. Nathanielsz for Good Reason (each as defined in the Employment Agreement). In the event of a Change of Control, any unvested portion of the Nathanielsz Options and such restricted stock units shall vest immediately prior to such event. The 39 vested restricted stock unit are considered issuable as of September 30, 2021.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Amended and Restated Services Agreement - On May 14, 2019, the Company also entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD. In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase 20 shares of the Company’s common stock (the “Kenyon Options”), with an exercise price per share of $4,250 (100% of the closing market price of the Company’s common stock on May 14, 2019, the date of approval of such grant by the Company’s board of directors), (ii) 20 restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional 20 restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Company’s board of directors on the Effective Date. The Kenyon Options have a term of 10 years from the date of grant. 1/3rd of the Kenyon Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Dr. Kenyon is employed by the Company and subject to the other provisions of the Services Agreement. The Initial Kenyon RSUs shall vest on the one-year anniversary of the Effective Date, subject to Dr. Kenyon’s continued employment with the Company through such vesting date. The Additional Kenyon RSUs will vest as follows, subject to Dr. Kenyon’s continued employment with the Company through the applicable vesting date: (i) 5 of the Additional Kenyon RSUs shall vest upon the Company submitting the CTA for PRP for the Study in an applicable jurisdiction to be selected by the Company, (ii) 5 of the Additional Kenyon RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iii) 5 of the Additional Kenyon RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (iv) the remaining 5 of the Additional Kenyon RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested Kenyon RSU shall be settled by delivery to Mr. Kenyon of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Services Agreement), (ii) the date that is ten business days following the vesting of such Kenyon RSU, (iii) the date of Dr. Kenyon’s death or Disability (as defined in the Services Agreement), and (iv) Dr. Kenyon’s employment being terminated either by the Company without Cause or by Dr. Kenyon for Good Reason (as defined in the Services Agreement). In the event of a Change of Control (as defined in the Services Agreement), 50% of any unvested portion of the Kenyon Options and the Kenyon RSUs shall vest immediately prior to such event. The 20 vested restricted stock unit are considered issuable as of September 30, 2021. As of June 30, 2021, total accrued salaries of $135,000 AUD ($101,250 USD) was included in accrued expenses. On August 12, 2021, pursuant to the Cancellation Agreement, Mr. Kenyon agreed to cancel accrued salaries of $102,600 in exchange for 3,420,000 shares of the common stock of the Company (see Note 7). As of September 30, 2021, total accrued salaries of $13,500 AUD ($9,739 USD) was included in accrued expenses in the accompanying condensed consolidated balance sheet.

Intercompany Loans

All Intercompany loans were made by the parent to the subsidiary, Propanc PTY LTD, which have not been repaid as of September 30, 2021. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of other comprehensive income.

NOTE 10 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through September 30, 2021.

The Company primarily relied on funding from one convertible debt lender and received proceeds after deductions of $7,500 for original issue discounts and debt issue costs during the three months ended September 30, 2021 from a lender of $160,000 which represents approximately 100% of total proceeds received by the Company during the three months ended September 30, 2021.

The Company did not receive any funding from lenders during the three months ended September 30, 2020.

Receivable Concentration

As of September 30, 2021 and June 30, 2021, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

SEPTEMBER 30, 2021

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

Foreign Operations

As of September 30, 2021 and June 30, 2021, the Company’s operations are based in Camberwell, Australia, however the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of September 30, 2021 and June 30, 2021, there has been no activity within this entity.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $80,000 (1 note) of convertible debt, which is treated as derivative instruments outstanding at September 30, 2021 and June 30, 2021.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at September 30, 2021, the last trading day of the period ended September 30, 2021, was $0.026. The Volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at September 30, 2021 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended September 30, 2021)	September 30, 2021
Volatility	-	206.00%
Expected Remaining Term (in years)	-	0.01
Risk Free Interest Rate	-	0.07%
Expected dividend yield	None	None

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2021 and June 30, 2021:

	Balance at September 30, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$58,124	$—	$—	$58,124
Total	$58,124	$—	$—	$58,124

	Balance at June 30, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$54,220	$—	$—	$54,220
Total	$54,220	$—	$—	$54,220

The following is a roll forward for the three months ended September 30, 2021 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2021	$54,220
Change in fair value included in statements of operations	3,904
Balance at September 30, 2021	$58,124

NOTE 12 – SUBSEQUENT EVENTS

Exercise of Warrants

In October 2021, the Company issued 2,199,989 shares of common stock from the alternate cashless exercise of 11 Series A warrants.

Note Conversions

In October 2021, the Company issued an aggregate of 1,818,097 shares of its common stock at an average contractual conversion price of $0.01, as a result of the conversion of principal of $25,000, interest of $1,726 and conversion fees $0 underlying certain outstanding convertible notes converted during such period. The Company reclassified $16,667 in put premiums to additional paid in capital following these conversions.

Common Stock Issuable

The 2,002,490 shares of common stock issuable as of September 30, 2021 were issued in October 2021.

Consulting Agreement

On October 1, 2021, the Company entered int a consulting agreement (the “Consulting Agreement”) with a consultant who will assist in the development of the Company’s business and financing activities. The consultant will serve initially as an independent contractor, and upon certain mutually agreed upon conditions being met, will be appointed Vice Chairman, President and Interim CFO. The term of the Consulting Agreement shall be for three years commencing on October 1, 2021, and can be terminated by either party upon 30 day written notice. The monthly payment per the Consulting Agreement is $7,000. The Company will also issue shares of common stock equal to 1% of the total issued and outstanding shares at the end of each year of service.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

(Unaudited)

October 21, 2021 Securities Purchase Agreement

Effective October 21, 2021, the Company entered into a securities purchase agreement with Sixth Street Lending LLC (“Sixth Street”), pursuant to which Sixth Street purchased a convertible promissory note (the “October 21, 2021 Sixth Street”) from the Company in the aggregate principal amount of $63,750, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Sixth Street any time after the six-month anniversary of the October 21, 2021 Sixth Street. The October 21, 2021 Sixth Street contains an original discount of $3,750. The Company intends to use the net proceeds from the October 21, 2021 Sixth Street for general working capital purposes. The maturity date of the October 21, 2021 Sixth Street Note is October 21, 2022. The October 21, 2021 Sixth Street Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Sixth Street in shares of the Company’s common stock; but shall not be payable until the October 21, 2021 Sixth Street Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the above notes issued to Sixth Street, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 129% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such notes.

The conversion price for the above Sixth Street notes shall be equal to a 35% discount of the market price which means the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, Sixth Street shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Sixth Street and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. These notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $34,327 put premium.

The above Sixth Street notes contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Propanc Biopharma, Inc., and its wholly-owned Australian subsidiary, Propanc PTY LTD (“Propanc” or the “Company”) as of September 30, 2021 for the three months ended September 30, 2021 and 2020 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Propanc. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based. Factors that may affect our results include, but are not limited to, the risks and uncertainties set forth under Item 1A. Risk Factors in the Company’s section captioned “Risk Factors” of our Annual Report on Form 10-K, filed with the United States Securities and Exchange Commission (“SEC”) on September 28, 2021, and matters described in this Quarterly Report generally.

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

Between August 2020 to November 2021, advancements were made with the Company’s patent portfolio including allowed claims describing a pharmaceutical composition for treating cancer in Brazil and a divisional application covering additional claims describing a pharmaceutical composition for treating cancer was granted in China (both covering the Company’s lead patent application), a first granted patent describing a method to treat cancer stem cells in Australia, and granted patents in Australia, Indonesia and Singapore, citing higher doses of a pharmaceutical composition. The advancements represent three of four patent families covering the Company’s lead product, PRP.

In November 2021, a Strategic Advisor to the Propanc Biopharma Executive team was appointed to initiate the process of establishing a wholly owned, US based, R&D operating subsidiary, located in New Jersey. The Strategic Advisor will oversee establishment of the R&D operating subsidiary and identify strategic partners to assist with financing and resourcing to advance PRP towards a First-In-Human study for advanced cancer patients suffering from solid tumors.

Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

Three months ended September 30, 2021, as compared to the Three months ended September 30, 2020

Revenue

For the three and three months ended September 30, 2021 and 2020, we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense increased to $431,740 for the three months ended September 30, 2021 as compared to $323,111 for the three months ended September 30, 2020. This decrease of approximately $109,000 is primarily attributable to an increase of approximately $133,000 in stock-based expenses for services and increase in other general and administrative expenses of approximately $3,000, offset by decrease in general consulting, legal and investor relation fees of approximately $1,000, decrease in accounting fees of approximately $13,000, and decrease in approximately $13,000 in employee remuneration expense.

Occupancy Expense

Occupancy expense decreased by $1,468 to $7,736 for the three months ended September 30, 2021. The decrease primarily relates to exchange rate movements over the period when compared to the same period in 2020.

Research and Development Expenses

Research and development expenses were $46,554 for the three months ended September 30, 2021, as compared to $50,846 for the three months ended September 30, 2020, a decrease of approximately $4,000. The research and development expenses incurred are primarily attributable to research and development expenses incurred in relation to the two-year collaboration agreement we entered with University of Jaén in October 2020.

Interest Expense/Income

Interest expense decreased to $109,853 for the three months ended September 30, 2021, as compared to $159,281 for the three months ended September 30, 2020, respectively. Interest expense is primarily comprised of approximately $6,000 and $90,000 of debt discount amortization and accretion of put premium for the three months ended September 30, 2021 and interest expense from conversion fees of $2,000 and accrual of interest expense for approximately $11,000 for the three months ended September 30, 2021.

This decrease is primarily attributable to a decrease in amortization of debt discount of approximately $115,000 for three months ended September 30, 2021, decrease in prepayment penalty fees of approximately $13,000 and decrease in conversion fees of $4,000 offset by increases in accretion of put premium interest expense of approximately $90,000, and accrual of interest expense for a total of $7,000 for the three months ended September 30, 2021.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities changed by $68,856, to a loss of $3,904 for the three months ended September 30, 2021, as compared to a gain of $64,952 for the three months ended September 30, 2020. This change is primarily attributable to an increase in fair value of the principal amount of a convertible note with bifurcated embedded conversion option derivatives during the three months ended September 30, 2021.

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

During the three months ended September 30, 2021, there were no notes converted that contained bifurcated embedded conversion option derivatives.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction increased to a gain of $109,129 for the three months ended September 30, 2021 as compared with $1,960 for the three months ended September 30, 2020.

The foreign currency transaction decreased to a gain is partially attributable to the increase in exchange rates during the three months ended September 30 2021, as compared to the three months ended September 30, 2020.

Net loss

Net loss increased to $490,658 for the three months ended September 30, 2021 as compared to a net loss of $425,545 for the three months ended September 30, 2020. The change relates to the factors discussed above.

Deemed dividend

The Company recognized the value of the effect of a down round feature related to our Series A warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $114,844 and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants.

Net loss available to common stockholders

Net loss available to common stockholders increased to $605,502 for the three months ended September 30, 2021 as compared to a net loss available to common stockholders of $425,545 for the three months ended September 30, 2020. The change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2021, we had total assets of $62,165, comprised primarily of cash of $45,817, GST tax receivable of $2,238, prepaid expenses and other current assets of $8,353, property and equipment, net, of $3,593 and security deposit of $2,164. As compared to June 30, 2021, we had total assets of $13,101, comprised primarily of cash of $2,255, GST tax receivable of $4,341, property and equipment, net, of $4,255 and security deposit of $2,250.

We had current liabilities of $2,368,795, primarily comprised of net convertible debt of $584,608, accounts payable and accrued expenses of $1,233,959, employee benefit liability of $406,644, and embedded conversion option liabilities of $58,124 as of September 30, 2021. As compared to June 30, 2021, 3,080,674, primarily comprised of net convertible debt of $624,583, accounts payable and accrued expenses of $1,894,486, employee benefit liability of $418,538, and embedded conversion option liabilities of $54,220 as of June 30, 2021.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the three months ended September 30, 2021 we received proceeds from exercise of warrants of $275,000 and net proceeds from issuance of convertible notes of $160,000.

We have substantial capital resource requirements and have incurred significant losses since inception. As of September 30, 2021, we had $45,817 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the Three months ended September 30,
	2021	2020
Net cash used in operating activities	$(486,758)	$(179,949)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$435,000	$158,044
Effect of exchange rate changes on cash	$95,320	$6,116

Net Cash Flow from Operating Activities

Net cash used in operating activities was $486,758 for the three months ended September 30, 2021, due to our net loss of $490,658 offset primarily by non-cash charges of amortization of debt discount of $6,074, stock-based compensation of $154,140 non-cash interest expense of $2,250, accretion of put premium of $90,192, change in fair value of derivatives of $3,904 addback foreign currency transaction gain of $109,129. Net changes in operating assets and liabilities totaled $144,040, which is primarily attributable to increase in prepaid expense of $8,353, increase accrued interest of $11,338 offset by decrease in accounts payable of $137,927 and decrease in accrued expenses of $15,102.

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

Net Cash Flow from Financing Activities

Cash flows provided by financing activities for the three months ended September 30, 2021 were $435,000 as compared to $158,044 for the three months ended September 30, 2020. During the three months ended September 30, 2021 we received proceeds from the exercise of warrants of $275,000 and net proceeds from issuance of convertible notes of $160,000. During the three months ended September 30, 2020 we received proceeds from the exercise of warrants of $201,044 offset by repayments of convertible notes of $43,000.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $95,320 positive adjustment to cash flows in the three months ended September 30, 2021 as compared to an adjustment of $6,116 to cash flows in the three months ended September 30, 2020. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates

Critical Accounting Estimates

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

Going Concern Qualification

We did not generate any revenue for the three months ended September 30, 2021 and 2020 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2021 and 2020. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2021:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Shares issued for conversion of convertible debt

From July 1, 2021 through September 30, 2021, the Company issued an aggregate of 9,445,009 shares of its common stock at an average contractual conversion price of $0.02, ranging from $0.02 to $0.04, as a result of the conversion of principal of $189,849, interest of $8,087 and conversion fees $2,250 underlying certain outstanding convertible notes converted during such period.

Shares issued for services

On August 12, 2021, the Board approved the issuance of 2,800,000 shares of the Company’s common stock for bonus payable of $84,000 as of June 30, 2021 to an employee who is the wife of the CEO of the Company. The 2,800,000 shares of common stock was valued at approximately $0.03 per share or $87,920, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021.

On August 12, 2021, the Board approved the issuance of 166,667 shares of the Company’s common stock for legal services rendered for the month of August 2021. The 166,667 shares of common stock was valued at approximately $0.05 per share or $7,883, being the closing price of the stock on August 31, 2021, the date of grant. The shares were issued on September 3, 2021.

On August 12, 2021, the Company entered into a Cancellation Agreement with James Nathanielsz (“Nathanielsz”), Chief Executive Officer and Director of the Company, whereby Nathanielsz agreed to cancel his cash compensation bonus award for fiscal year 2021, ended June 30, 2021, in exchange for common stock of the Company. The Company and Nathanielsz entered into an Amended and Restated Employment Agreement dated May 14, 2019 (the “Agreement”). Pursuant to the terms of the Agreement, Nathanielsz was eligible to earn an annual fiscal year cash performance bonus for each fiscal year of his employment period with the Company with a target performance bonus of 200% of his average annualized base salary during the fiscal year for which the performance bonus is earned. On July 20, 2021, Nathanielsz was awarded a “target” bonus of 78%, or $177,840 USD (the “Debt”) for the fiscal year ended June 30, 2021, by the Company’s Board of Directors (the “Board”). Pursuant to the Cancellation Agreement, Nathanielsz agreed to cancel this Debt in exchange for 5,928,000 shares of the common stock of the Company (the “Shares”), valued at approximately $0.03 per share or $186,139, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021.

On August 12, 2021, the Company entered into a Cancellation Agreement with Dr. Julian Kenyon (“Kenyon”), Chief Scientific Officer and Director of the Company, whereby Kenyon agreed to cancel of $102,600 USD of accrued salary due him as of June 30, 2021, pursuant to that certain Amended and Restated Services Agreement by and between Kenyon and the Company, dated May 14, 2019, in exchange for 3,420,000 shares of common stock of the Company (the “Shares”), valued at approximately $0.03 per share or $107,388, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021.

On August 12, 2021, the Company entered into an Amended and Restated Director Agreement (the “Director Agreement”) with Josef Zelinger (“Zelinger”). Pursuant to the terms of the Director Agreement, the Company shall pay Zelinger a base salary of $250.00 AUD per month, payable on the first day of each month. In addition, the Company may compensate Zelinger additional consideration for advisory services performed by the Director, either in the form of cash or common stock, at the discretion of the Board. The Company issued 2,800,000 shares of common stock of the Company for accrued director services of $84,000 as of June 30, 2021. The 2,800,000 shares of common stock was valued at approximately $0.03 per share $87,920, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021.

In September 2021, the Company issued 2,819,712 shares of the Company’s common stock to a consultant for services rendered from July 2021 to September 2021. The Company issued 2,819,712 shares of the Company’s common stock valued at approximately $0.04 per share or $104,611, being the closing price of the stock on the date of grant to such consultant.

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

Item 3. Defaults Upon Senior Securities.

As of September 30, 2021, we were in default under certain convertible promissory note issued to certain noteholders on August 30, 2019, and October 3, 2019 for failure to pay an aggregate of $171,266 of principal and accrued interest as of September 30, 2021, subsequent to their maturity dates. We are currently in discussions with such noteholders to extend such maturity dates. See “Note 6 – Convertible Notes” to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

On October 1, 2021, the Company entered int a consulting agreement (the “Consulting Agreement”) with a consultant who will assist in the development of the Company’s business and financing activities. The consultant will serve initially as an independent contractor, and upon certain mutually agreed upon conditions being met, will be appointed Vice Chairman, President and Interim CFO. The term of the Consulting Agreement shall be for three years commencing on October 1, 2021, and can be terminated by either party upon 30 day written notice. The monthly payment per the Consulting Agreement is $7,000.

The foregoing description of the consulting services agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the agreement, which is filed as Exhibit 10.1 hereto and incorporated by reference herein.

Item 6. Exhibits.

Exhibit Number	Description
10.1*	Consultant Agreement by and between the Company and Paul Patrizio, dated October 1, 2021.
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, is formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: November 12, 2021	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

