Form 10-Q
period 2022-03-31
Propanc Biopharma, Inc.
filed 2022-05-16
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

+61-03- 9882-0780

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

As of May 16, 2022, there were 122,193,541 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at March 31, 2022 (unaudited) and June 30, 2021	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2022 and 2021 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Deficit for each of the three and nine months in the periods ended March 31, 2022 and 2021 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2022 and 2021 (unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-6

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	June 30, 2021
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$133,885	$2,255
GST tax receivable	2,216	4,341
Prepaid expenses and other current assets	8,405	-

TOTAL CURRENT ASSETS	144,506	6,596

Deferred offering costs	20,000	-
Security deposit - related party	2,248	2,250
Property and equipment, net	2,706	4,255

TOTAL ASSETS	$169,460	$13,101

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$967,213	$1,002,335
Accrued expenses and other payables	486,558	892,151
Convertible notes and related accrued interest, net of discounts and premiums	1,075,702	624,583
Embedded conversion option liabilities	56,612	54,220
Due to former director - related party	33,321	33,347
Loan from former director - related party	55,456	55,500
Employee benefit liability	442,018	418,538

TOTAL CURRENT LIABILITIES	3,116,880	3,080,674

TOTAL LIABILITIES	$3,116,880	$3,080,674

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares authorized; 500,000 shares issued and outstanding as of March 31, 2022 and June 30, 2021	$5,000	$5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of March 31, 2022 and June 30, 2021	-	-
Common stock, $0.001 par value; 1,000,000,000 shares authorized; 85,030,026 and 14,055,393 shares issued and outstanding as of March 31, 2022 and June 30, 2021, respectively	85,030	14,056
Common stock issuable (1,149,635 and 59 shares as of March 31, 2022 and June 30, 2021, respectively)	1,149	-
Additional paid-in capital	56,319,693	54,074,110
Accumulated other comprehensive income	1,086,604	1,085,204
Accumulated deficit	(60,398,419)	(58,199,466)
Treasury stock (1 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(2,947,420)	(3,067,573)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$169,460	$13,101

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2022	2021	2022	2021
REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	443,629	373,834	1,221,533	913,124
Occupancy expenses	8,157	9,231	22,443	26,185
Research and development	50,395	44,887	147,702	145,898
TOTAL OPERATING EXPENSES	502,181	427,952	1,391,678	1,085,207

LOSS FROM OPERATIONS	(502,181)	(427,952)	(1,391,678)	(1,085,207)

OTHER INCOME (EXPENSE)
Interest expense	(167,375)	(102,901)	(455,133)	(420,017)
Interest income	-	-	-	1
Change in fair value of derivative liabilities	165,365	(55,158)	(2,392)	(7,156)
Gain from settlement of debt, net	-	48,390	-	48,390
Gain on extinguishment of debt, net	-	622	-	50,607
Foreign currency transaction gain	41,717	6,984	40,631	54,179
TOTAL OTHER INCOME (EXPENSE), NET	39,707	(102,063)	(416,894)	(273,996)

LOSS BEFORE TAXES	(462,474)	(530,015)	(1,808,572)	(1,359,203)

Tax (expense) benefit	(213)	112,277	55,250	112,277

NET LOSS	$(462,687)	$(417,738)	$(1,753,322)	$(1,246,926)

Deemed Dividend	(237,389)	-	(445,631)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(700,076)	$(417,738)	$(2,198,953)	$(1,246,926)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.01)	$(0.12)	$(0.05)	$(0.76)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	66,353,881	3,452,810	47,561,123	1,631,175

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(700,076)	$(417,738)	$(2,198,953)	$(1,246,926)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	(55,096)	29,723	1,400	(213,797)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(55,096)	29,723	1,400	(213,797)

TOTAL COMPREHENSIVE LOSS	$(755,172)	$(388,015)	$(2,197,553)	$(1,460,723)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2022 AND 2021

(Unaudited)

	Preferred Stock						Common Stock						Accumulated
	Series A		Series B		Common Stock		Issuable		Additional				Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit		Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2020	500,000	$5,000	1	$-	258,120	$258	-	$-	$50,913,893	$-	$(55,781,770)		$1,267,671	$(46,477)	$(3,641,425)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	442,031	442	-	-	480,133	-	-		-	-	480,575

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	204,919	-	-		-	-	204,919

Issuance of common stock for exercise of warrants	-	-	-	-	15,445	15	-	-	201,029	-	-		-	-	201,044

Stock based compensation in connection with fair value of warrants issued for services	-	-	-	-	-	-	-	-	20,718	-	-		-	-	20,718

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-		(75,755)	-	(75,755)

Net loss for the three months ended September 30, 2020	-	-	-	-	-	-	-	-	-	-	(425,545)		-	-	(425,545)

Balance at September 30, 2020	500,000	5,000	1	-	715,596	715	-	-	51,820,692	-	(56,207,315)	-	1,191,916	(46,477)	(3,235,469)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	702,623	703	-	-	141,126	-	-		-	-	141,829

Reversal of common stock issuable due to cancellation of conversions of convertible debt and accrued interest	-	-	-	-	(24,427)	(24)	-	-	(19,992)	-	-		-	-	(20,016)

Reversal of put premium upon cancellation of conversions of convertible debt	-	-	-	-	-	-	-	-	(11,785)	-	-		-	-	(11,785)

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	68,090	-	-		-	-	68,090

Issuance of common stock for cashless exercise of warrants	-	-	-	-	52,900	53	147,099	147	(200)	-	-		-	-	-

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	20,718	-	-		-	-	20,718

Vested restricted stock units	-	-	-	-	-	-	59	-	-	-	-		-	-	-

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-		(167,765)	-	(167,765)

Fractional difference due to the reverse stock-split	-	-	-	-	142	-	-	-	-	-	-		-	-	-

Net loss for the three months ended December 31, 2020	-	-	-	-	-	-	-	-	-	-	(403,643)		-	-	(403,643)
Balance at December 31, 2020	500,000	5,000	1	-	1,446,834	1,447	147,158	147	52,018,649	-	(56,610,958)		1,024,151	(46,477)	(3,608,041)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	2,341,733	2,342	130,039	130	389,328	-	-		-	-	391,800

Issuance of common stock for services	-	-	-	-	225,037	225	-	-	67,286	-	-		-	-	67,511

Issuance of common stock for exercise of warrants	-	-	-	-	8,125	8	-	-	324,992	-	-		-	-	325,000

Issuance of common stock for cashless exercise of warrants	-	-	-	-	947,095	947	(147,099)	(147)	(800)	-	-		-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	187,349	-	-		-	-	187,349

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	20,718	-	-		-	-	20,718

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-		29,723	-	29,723

Net loss for the three months ended March 31, 2021	-	-	-	-	-	-	-	-	-	-	(417,738)		-	-	(417,738)

Balance at March 31, 2021	500,000	$5,000	1	$-	4,968,824	$4,969	130,098	$130	$53,007,522	$-	$(57,028,696)		$1,053,874	$(46,477)	$(3,003,678)

	Preferred Stock						Common Stock					Accumulated
	Series A		Series B		Common Stock		Issuable		Additional			Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2021	500,000	$5,000	1	$-	14,055,393	$14,056	59	$-	$54,074,110	$-	$(58,199,466)	$1,085,204	$(46,477)	$(3,067,573)

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	9,445,009	9,445	-	-	190,741	-	-	-	-	200,186

Issuance of common stock for services and accrued expenses	-	-	-	-	17,934,379	17,934	-	-	563,927	-	-	-	-	581,861

Issuance of common stock for exercise of warrants	-	-	-	-	6,875	7	2,500	2	374,991	(100,000)	-	-	-	275,000

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	2,399,988	2,400	1,999,990	2,000	(4,400)	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	109,643	-	-	-	-	109,643

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	20,718	-	-	-	-	20,718

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	64,193	-	64,193

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	114,844	-	(114,844)	-	-	-

Net loss for the three months ended September 30, 2021	-	-	-	-	-	-	-	-	-	-	(490,658)	-	-	(490,658)

Balance at September 30, 2021	500,000	5,000	1	-	43,841,644	43,842	2,002,549	2,002	55,444,574	(100,000)	(58,804,968)	1,149,397	(46,477)	(2,306,630)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	1,818,097	1,818	-	-	24,908	-	-	-	-	26,726

Issuance of common stock for deferred offering cost	-	-	-	-	1,000,000	1,000	-	-	19,000	-	-	-	-	20,000

Issuance of common stock for exercise of warrants	-	-	-	-	2,500	2	(2,500)	(2)	-	100,000	-	-	-	100,000

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	6,399,968	6,400	(1,999,990)	(2,000)	(4,400)	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	16,667	-	-	-	-	16,667

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	20,718	-	-	-	-	20,718

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(7,697)	-	(7,697)

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	93,398	-	(93,398)	-	-	-

Net loss for the three months ended December 31, 2021	-	-	-	-	-	-	-	-	-	-	(799,977)	-	-	(799,977)

Balance at December 31, 2021	500,000	5,000	1	-	53,062,209	53,062	59	-	55,614,865	-	(59,698,343)	1,141,700	(46,477)	(2,930,193)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	19,225,725	19,226	-	-	170,742	-	-	-	-	189,968

Issuance of common stock for services	-	-	-	-	2,940,891	2,941	1,148,326	1,148	84,941	-	-	-	-	89,030

Issuance of common stock for exercise of warrants	-	-	-	-	1,250	1	1,250	1	99,998	-	-	-	-	100,000

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	9,799,951	9,800	-	-	(9,800)	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	100,840	-	-	-	-	100,840

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	20,718	-	-	-	-	20,718

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(55,096)	-	(55,096)

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	237,389	-	(237,389)	-	-	-

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	-	-	-	(462,687)	-	-	(462,687)

Balance at March 31, 2022	500,000	$5,000	1	$-	85,030,026	$85,030	1,149,635	$1,149	$56,319,693	$-	$(60,398,419)	$1,086,604	$(46,477)	$(2,947,420)

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended March 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,753,322)	$(1,246,926)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	222,452	67,511
Foreign currency transaction gain	(40,631)	(54,179)
Depreciation expense	1,503	1,467
Amortization of debt discounts	24,942	130,418
Change in fair value of derivative liabilities	2,392	7,156
Gain on extinguishment of debt, net	-	(50,607)
Gain from settlement of debt, net	-	(48,390)
Stock option and restricted stock expense	62,154	62,154
Non-cash interest expense	2,250	12,750
Accretion of put premium	380,962	200,410
Changes in Assets and Liabilities:
GST receivable	2,120	(1,852)
Prepaid expenses and other assets	(8,405)	-
Accounts payable	(34,319)	110,878
Deferred rent	-	1,684
Employee benefit liability	23,816	32,685
Accrued expenses and other payables	43,285	(195,158)
Accrued interest	45,495	61,022
NET CASH USED IN OPERATING ACTIVITIES	(1,025,306)	(908,977)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	641,500	325,000
Repayments of convertible promissory notes	-	(43,000)
Proceeds from the exercise of warrants	475,000	526,044
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,116,500	808,044

Effect of exchange rate changes on cash	40,436	48,365

NET INCREASE (DECREASE) IN CASH	131,630	(52,568)

CASH AT BEGINNING OF PERIOD	2,255	67,007
CASH AT END OF PERIOD	$133,885	$14,439

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$1,485	$13,601
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Common stock issued for deferred offering cost	$20,000	$-
Reduction of put premium related to conversions of convertible notes	$227,150	$460,358
Conversion of convertible notes and accrued interest to common stock	$414,630	$921,085
Reversal of common stock issuable and put premium due to cancellation of conversions of convertible debt and accrued interest	$-	$31,801
Accounts payable reclass to convertible notes	$-	$25,000
Common stock issued for accrued services	$448,440	$-
Deemed dividend upon alternate cashless exercise of warrants	$445,631	$-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of March 31, 2022, there has been no activity within this entity.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to better reflect the Company’s stage of operations and development.

In July 2020, a world first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 39 granted patents and 26 patents under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

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

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our results of operations for the three and nine months ended March 31, 2022 and 2021 and cash flows for the nine months ended March 31, 2022 and 2021 and our financial position at March 31, 2022 have been made. The Company’s results of operations for the three and nine months ended March 31, 2022 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2022.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive subsidiary at March 31, 2022.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that these intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). Prior to July 1, 2020, the Company recorded the foreign currency transaction gains and losses from measuring the intercompany balances as a component of other income (expenses) titled foreign currency transaction gain (loss). For the three months ended March 31, 2022 and 2021, the Company recognized an exchange gain (loss) of approximately ($512,000) and $165,000, respectively, and for the nine months ended March 31, 2022 and 2021, the Company recognized an exchanged gain (loss) of approximately $15,600 and $1,076,000 on intercompany loans made by the parent to the subsidiary which have not been repaid as of March 31, 2022.

As of March 31, 2022 and June 30, 2021, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2022	June 30, 2021
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.7494	0.7500

Average exchange rate for the period
USD : AUD exchange rate	0.7289	0.7473

The change in Accumulated Other Comprehensive Income by component during the nine months ended March 31, 2022 was as follows:

Foreign Currency Items:
Balance, June 30, 2021	$1,085,204
Unrealized foreign currency translation gain	1,400
Ending balance, March 31, 2022	$1,086,604

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

Also see Note 11 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of March 31, 2022 or June 30, 2021.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through March 31, 2022 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

March 31, 2022

(Unaudited)

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

As of March 31, 2022, and June 30, 2021, the Company was owed $2,216 and $4,341, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

Derivative Instruments

ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings. On the date of conversion or payoff of debt, the Company records the fair value of the conversion shares, removes the fair value of the related derivative liability, removes any discounts and records a net gain or loss on debt extinguishment. On July 1, 2019, the Company adopted ASU 2017-11 under which down-round Features in Financial Instruments will no longer cause derivative treatment. The Company applies the modified prospective method of adoption. There were no cumulative effects on adoption.

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

March 31, 2022

(Unaudited)

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the three months ended March 31, 2022 and 2021 were $50,395 and $44,887, respectively. Total research and development costs for the nine months ended March 31, 2022 and 2021 were $147,702 and $145,898, respectively.

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

During each of the nine months ended March 31, 2022 and 2021, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $55,250 and $112,277, respectively, which is reflected as a tax benefit in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

March 31, 2022

(Unaudited)

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. Each holder of the notes has agreed to a 4.99% beneficial ownership conversion limitation (subject to certain noteholders’ ability to increase such limitation to 9.99% upon 60 days’ notice to the Company), and each note may not be converted during the first six-month period from the date of issuance. The securities for the period ended March 31, 2022 and 2021 were considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

	March 31, 2022	March 31, 2021
	(Unaudited)	(Unaudited)
Stock Options	59	60
Stock Warrants	109,361	127,595
Unvested restricted stock	59	59
Convertible Debt	71,349,657	3,538,288
Total	71,459,136	3,666,002

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the nine months ended March 31, 2022, the Company had no revenues, had a net loss of $1,753,322, and had net cash used in operations of $1,025,306. Additionally, as of March 31, 2022, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $2,972,374, $2,947,420, and $60,398,419, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issue date of this Quarterly Report.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consists of the following as of March 31, 2022 and June 30, 2021.

	March 31, 2022	June 30, 2021
	(Unaudited)
Office equipment at cost	$28,600	$28,623
Less: Accumulated depreciation	(25,894)	(24,368)

Total property, plant, and equipment	$2,706	$4,255

Depreciation expense for the three months ended March 31, 2022 and 2021 were $490 and $523, respectively. Depreciation expense for the nine months ended March 31, 2022 and 2021 were $1,503, and $1,467, respectively.

NOTE 4 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to former director - related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed to the former director at March 31, 2022 and June 30, 2021 were $33,321 and $33,347, respectively. The Company plans to repay the advances as its cash resources allow (see Note 9).

NOTE 5 – LOANS AND NOTES PAYABLE

Loan from Former Director - Related Party

Loan from the Company’s former director at March 31, 2022 and June 30, 2021 were $55,456 and $55,500, respectively. The loan bears no interest and is payable on demand. The Company did not repay any amount on this loan during the nine months ended March 31, 2022 and 2021, respectively (see Note 9).

NOTE 6 – CONVERTIBLE NOTES

The Company’s convertible notes outstanding at March 31, 2022 and June 30, 2021 were as follows:

	March 31, 2022	June 30, 2021
	(Unaudited)
Convertible notes and debenture	$715,030	$400,128
Unamortized discounts	(47,197)	(6,139)
Accrued interest	57,561	34,098
Premium, net	350,308	196,496
Convertible notes, net	$1,075,702	$624,583

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

March 31, 2022

(Unaudited)

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

The total principal outstanding after adjustment due to the above-mentioned March 15, 2021 settlement agreement and accrued interest under the August 10, 2017 Convertible Note was $80,000 and $3,738, respectively, as of June 30, 2021 following conversion of $20,000 of principal during the year ended June 30, 2021. The total principal amount outstanding under the August 10, 2017 Convertible Note was $80,000 and accrued interest of $14,585 as of March 31, 2022.

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

March 31, 2022

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

The total principal amount outstanding under the above Auctus financing agreement, specifically the August 30, 2019 Auctus Note, was $0 and accrued interest of $0 as of March 31, 2022 following conversion of $32,848 of the principal balance and $716 of accrued interest during the nine months ended March 31, 2022. Accordingly, $21,899 of the put premium was released in respect of the August 30, 2019 Auctus Note during the nine months ended March 31, 2022 following conversion of the principal balance. Accordingly, there was no outstanding principal balance as of March 31, 2022.

Crown Bridge Securities Purchase Agreements

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, pursuant to which Crown Bridge purchased a convertible promissory note (the “October 3, 2019 Crown Bridge Note”) from the Company in the aggregate principal amount of $108,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Crown Bridge any time from the of issuance of the of the October 3, 2019 Crown Bridge Note. The transactions contemplated by the Crown Bridge Securities Purchase Agreement closed on October 3, 2019. Pursuant to the terms of the Crown Bridge Securities Purchase Agreement, Crown Bridge deducted $3,000 from the principal payment due under the October 3, 2019 Crown Bridge Note, at the time of closing, to be applied to its legal expenses, and there was a $5,000 original issuance discount resulting in $100,000 net proceeds to the Company. The Company used the net proceeds from the October 3, 2019 Crown Bridge Note for general working capital purposes. The maturity date of the October 3, 2019 Crown Bridge was October 3, 2020 and is currently past due. The October 3, 2019 Crown Bridge Note currently bears interest at a default interest rate of 15% per annum, which interest may be paid by the Company to Crown Bridge in shares of the Company’s common stock.

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

March 31, 2022

(Unaudited)

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

The total principal amount outstanding under the above Crown Bridge financing agreement was $65,280 and accrued interest of $16,138 as of June 30, 2021. The total principal amount outstanding under the above Crown Bridge financing agreement was $65,280 and accrued interest of $23,489 as of March 31, 2022.

GW Holdings Securities Purchase Agreements

December 10, 2020 Securities Purchase Agreement

Effective December 10, 2020, the Company entered into a securities purchase agreement with GW Holdings, pursuant to which GW Holdings purchased a convertible promissory note (the “December 10, 2020 GW Note”) from the Company in the aggregate principal amount of $131,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GW Holdings anytime from the issuance of the December 10, 2020 GW Holdings Note. The transactions contemplated by the GW Holdings Securities Purchase Agreement closed on December 10, 2020. Pursuant to the terms of the GW Holdings Securities Purchase Agreement, the lender deducted $6,000 from the principal payment due under the December 10, 2020 GW Note, at the time of closing, to be applied to its legal expenses. The Company used the net proceeds of $125,000 from the December 10, 2020 GW Note for general working capital purposes. The maturity date of the December 10, 2020 GW Holdings was December 10, 2021. The December 10, 2020 GW Holdings Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to GW Holdings in shares of the Company’s common stock; but shall not be payable until the December 10, 2020 GW Holdings Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

The above notes issued to GW Holdings contained certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

Additionally, GW Holdings had the option to convert all or any amount of the principal face amount of the notes issued to GW Holdings at any time from the date of issuance and ending on the later of the maturity date or the date the Default Amount was paid if an event of default occurs, which was an amount between 110% and 150% of an amount equal to the then outstanding principal amount of such notes plus any interest accrued, for shares of the Company’s common stock at the then-applicable conversion price.

The conversion price for the above GW Holdings notes was equal to a 40% discount of the lowest closing bid price (“Lowest Trading Price”) of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion, including the day upon which a Notice of Conversion is received. Notwithstanding the foregoing, GW Holdings shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by GW Holdings and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock which may be increased up to 9.99% upon 60 days prior written notice by the GW Holdings to the Company.

This note was treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $87,333 put premium.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The total principal amount outstanding and accrued interest under the above December 10, 2020 GW Holdings financing agreement, was $0 as of March 31, 2022 following conversion of $90,000 of the principal balance, $7,885 of accrued interest and $4,000 default penalty during the nine months ended March 31, 2022. Accordingly, $60,000 of the put premium was reclassed to additional paid in capital in respect of the December 10, 2020 GW Holdings Note during the nine months ended March 31, 2022 following conversion of the principal balance.

Geneva Roth Remark Securities Purchase Agreements

January 5, 2021 Securities Purchase Agreement

Effective January 5, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc., pursuant to which Geneva Roth purchased a convertible promissory note (the “January 5, 2021 Geneva Roth”) from the Company in the aggregate principal amount of $68,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Geneva Roth any time after the six-month anniversary of the January 5, 2021 Geneva Roth. The January 5, 2021 Geneva Roth contained an original issue discount of $3,500. The Company used the net proceeds from the January 5, 2021 Geneva Roth for general working capital purposes. The maturity date of the January 5, 2021 Geneva Roth Note was January 5, 2022. The January 5, 2021 Geneva Roth Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Geneva Roth in shares of the Company’s common stock; but shall not be payable until the January 5, 2021 Geneva Roth Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

March 16, 2021 Securities Purchase Agreement

Effective March 16, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc., pursuant to which Geneva Roth purchased a convertible promissory note (the “March 16, 2021 Geneva Roth”) from the Company in the aggregate principal amount of $63,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Geneva Roth any time after the six-month anniversary of the March 16, 2021 Geneva Roth. The March 16, 2021 Geneva Roth contained an original discount of $3,500. The Company used the net proceeds from the March 16, 2021 Geneva Roth for general working capital purposes. The maturity date of the March 16, 2021 Geneva Roth Note was March 16, 2022. The March 16, 2021 Geneva Roth Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Geneva Roth in shares of the Company’s common stock; but shall not be payable until the March 16, 2021 Geneva Roth Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

August 19, 2021 Securities Purchase Agreement

Effective August 19, 2021, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc., pursuant to which Geneva Roth purchased a convertible promissory note (the “August 19, 2021 Geneva Roth”) from the Company in the aggregate principal amount of $103,750, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Geneva Roth any time after the six-month anniversary of the August 19, 2021 Geneva Roth. The August 19, 2021 Geneva Roth contained an original discount of $3,750. The Company used the net proceeds from the August 19, 2021 Geneva Roth for general working capital purposes. The maturity date of the August 19, 2021 Geneva Roth Note was August 19, 2022. The August 19, 2021 Geneva Roth Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Geneva Roth in shares of the Company’s common stock; but shall not be payable until the August 19, 2021 Geneva Roth Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The conversion price for the above Geneva Roth notes shall be equal to a 35% discount of the market price based on the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, Geneva Roth shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Geneva Roth and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. These notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $161,269 put premium for the four notes with $90,192 recorded in the nine months ended March 31, 2022.

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

The total principal amounts outstanding under the above Geneva Roth financing agreements were $29,750 and accrued interest of $2,654 as of March 31, 2022 following conversion of $269,750 of the principal balance and $9,430 accrued interest during the nine months ended March 31, 2022. Accordingly, $145,250 of the put premium was released to additional paid in capital in respect of the Geneva Roth financing agreements during the nine months ended March 31, 2022 following conversion of the principal balance.

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

November 26, 2021 Securities Purchase Agreement

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

January 4, 2022 Securities Purchase Agreement

Additionally, effective January 4, 2022, the Company entered into a securities purchase agreement with Sixth Street Lending LLC pursuant to which Sixth Street purchased a convertible promissory note (the “January 4, 2022 Sixth Street”) from the Company in the aggregate principal amount of $63,750, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Sixth Street any time after the six-month anniversary of the January 4, 2022 Sixth Street. The January 4, 2022 Sixth Street contains an original discount of $3,750. The Company intends to use the net proceeds from the January 4, 2022 Sixth Street for general working capital purposes. The maturity date of the January 4, 2022 Sixth Street Note is January 4, 2023. The January 4, 2022 Sixth Street Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Sixth Street in shares of the Company’s common stock; but shall not be payable until the January 4, 2022 Sixth Street Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

March 7, 2022 Securities Purchase Agreement

Additionally, effective March 7, 2022, the Company entered into a securities purchase agreement with Sixth Street Lending LLC pursuant to which Sixth Street purchased a convertible promissory note (the “March 7, 2022 Sixth Street”) from the Company in the aggregate principal amount of $68,750, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Sixth Street any time after the six-month anniversary of the March 7, 2022 Sixth Street. The March 7, 2022 Sixth Street contains an original discount of $3,750. The Company intends to use the net proceeds from the March 7, 2022 Sixth Street for general working capital purposes. The maturity date of the March 7, 2022 Sixth Street Note is March 7, 2023. The March 7, 2022 Sixth Street Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Sixth Street in shares of the Company’s common stock; but shall not be payable until the March 7, 2022 Sixth Street Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

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

The conversion price for the above Sixth Street notes shall be equal to a 35% discount of the market price which means the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, Sixth Street shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Sixth Street and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. These notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $134,615 put premium.

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

The total principal amount outstanding under the above Sixth Street financing agreements were $250,000 and accrued interest of $5,285 as of March 31, 2022.

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

March 29, 2022 Securities Purchase Agreement

Effective March 29, 2022, the Company entered into a securities purchase agreement with ONE44 Capital LLC, pursuant to which ONE44 purchased a convertible promissory note (the “March 29, 2022 ONE44”) from the Company in the aggregate principal amount of $120,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of ONE44 any time after the six-month anniversary of the March 29, 2022 ONE44. The December 7, 2021 ONE44 contains an original discount of $18,000. The Company intends to use the net proceeds from the March 29, 2022 ONE44 for general working capital purposes. The maturity date of the March 29, 2022 ONE44 is March 29, 2023. The March 29, 2022 ONE44 bears interest at a rate of 10% per annum, which interest may be paid by the Company to ONE44 in shares of the Company’s common stock; but shall not be payable until the March 29, 2022 ONE44 Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The conversion price for the above ONE44 notes shall be equal to a 65% discount of the market price which means the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, ONE44 shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by ONE44 and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. These notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $156,154 put premium.

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

The total principal amount outstanding under the above ONE44 financing agreements were $290,000 and accrued interest of $5,375 as of March 31, 2022.

Amortization of debt discounts

The Company recorded $66,000 and $16,000 of debt discounts (including warrants, derivatives, debt issue costs and original issue discounts) related to the above note issuances during the nine months ended March 31, 2022 and 2021, respectively. The Company recorded $380,961 and $200,410 of put premiums related to the above note issuances during the nine months ended March 31, 2022 and 2021, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the three months ended March 31, 2022 and 2021 was $13,647 and $4,119, respectively. Amortization of all debt discounts for the nine months ended March 31, 2022 and 2021 was $24,942 and $130,418, respectively.

The Company reclassified $227,150 and $448,573 in put premiums to additional paid in capital following conversions during the nine months ended March 31, 2022 and 2021, respectively.

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

Of the total preferred shares authorized, 500,000 have been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on December 9, 2014. James Nathanielsz, the Company’s Chief Executive Officer and Chief Financial Officer, beneficially owns all of the outstanding shares of Series A Preferred Stock via North Horizon Pty Ltd., which entitles him, as a holder of Series A Preferred Stock, to vote on all matters submitted or required to be submitted to a vote of the Company’s stockholders, except election and removal of directors, and each share of Series A Preferred Stock entitles him to two votes per share of Series A Preferred Stock. North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer, Chief Financial Officer and a director of our Company, has voting and investment power over these shares. 500,000 shares of Series A Preferred Stock are issued and outstanding as of March 31, 2022 and June 30, 2021.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on June 16, 2015, up to five shares have been designated as Series B Preferred Stock (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of March 31, 2022 and June 30, 2021. Mr. Nathanielsz directly beneficially owns such one share of Series B Preferred Stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued during the nine months ended March 31, 2022 and fiscal year 2021.

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

The Company agreed to pay to Dutchess a commitment fee for entering into the Purchase Agreement of 1,000,000 restricted shares of the Company’s common stock. The 1,000,000 shares of common stock were valued at approximately $0.02 per share or $20,000, being the closing price of the stock on November 30, 2021, the date of grant. The shares were issued on December 10, 2021. The Company recorded deferred offering cost of $20,000 as reflected in the accompanying condensed consolidated balance sheet as of March 31, 2022.

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

Shares issued for conversion of convertible debt

From July 1, 2021 through March 31, 2022, the Company issued an aggregate of 30,488,831 shares of its common stock at an average contractual conversion price of $0.02, ranging from $0.01 to $0.04, as a result of the conversion of principal of $392,599, interest of $22,031 and conversion fees $2,250 underlying certain outstanding convertible notes converted during such period. The total recorded to equity was $416,880.

The Company reclassified $227,150 from put premium liabilities to additional paid in capital following conversions during the nine months ended March 31, 2022.

The Company has 272,862,892 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at March 31, 2022.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Shares issued for services and accrued expenses

On August 12, 2021, the Board approved the issuance of 2,800,000 shares of the Company’s common stock for bonus payable of $84,000 as of June 30, 2021 to an employee who is the wife of the CEO of the Company. The 2,800,000 shares of common stock were valued at approximately $0.03 per share or $87,920, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021. The Company recorded stock-based compensation of $3,920 during the nine months ended March 31, 2022 and reclassified bonus payable of $84,000 to additional paid in capital upon issuance.

On August 12, 2021, the Board approved the issuance of 166,667 shares of the Company’s common stock for legal services rendered for the month of August 2021. The 166,667 shares of common stock were valued at approximately $0.05 per share or $7,883, being the closing price of the stock on August 31, 2021, the date of grant. The shares were issued on September 3, 2021. The Company recorded stock-based compensation of $7,883 during the nine months ended March 31, 2022.

In September 2021, the Company issued 2,819,712 shares of the Company’s common stock to a consultant for services rendered from July 2021 to September 2021. The Company issued 2,819,712 shares of the Company’s common stock valued at approximately $0.04 per share or $104,611, being the closing price of the stock on the date of grant to such consultant. The Company recorded stock-based compensation of $104,611 during the nine months ended March 31, 2022.

On January 20, 2022, the Board approved the issuance of 666,667 shares of the Company’s common stock for legal services rendered in January 2022. The 666,667 shares of common stock were valued at approximately $0.03 per share or $20,000, being the average closing prices of the stock for the month of January 2022, the date of grant. The Company recorded stock-based compensation of $20,000 during the nine months ended March 31, 2022.

On January 24, 2022, the Company issued 2,274,224 shares of the Company’s common stock to a consultant for services rendered from October 2021 to December 2021. The Company issued 2,274,224 shares of the Company’s common stock valued at approximately $0.02 per share or $45,030, being the closing price of the stock on the date of grant to such consultant. The Company recorded stock-based compensation of $45,030 during the nine months ended March 31, 2022.

On February 17, 2022, the Board approved the issuance of 1,148,326 shares of the Company’s common stock to a consultant for services rendered upon the termination of the consulting agreement (see Note 8). The Company valued the shares at approximately $0.02 per share or $24,000 being the closing price of the stock on the date of grant to such consultant. The Company recorded stock-based compensation of $24,000 during the nine months ended March 31, 2022. The shares were issued on April 7, 2022.

Nathanielsz Cancellation Agreement

On August 12, 2021, the Company entered into a Cancellation Agreement with James Nathanielsz (“Nathanielsz”), Chief Executive Officer and Director of the Company, whereby Nathanielsz agreed to cancel his cash compensation bonus award for fiscal year 2021, ended June 30, 2021, in exchange for common stock of the Company. The Company and Nathanielsz entered into an Amended and Restated Employment Agreement dated May 14, 2019 (the “Agreement”). Pursuant to the terms of the Agreement, Nathanielsz was eligible to earn an annual fiscal year cash performance bonus for each fiscal year of his employment period with the Company with a target performance bonus of 200% of his average annualized base salary during the fiscal year for which the performance bonus is earned. On July 20, 2021, Nathanielsz was awarded a “target” bonus of 78%, or $177,840 USD (the “Debt”) for the fiscal year ended June 30, 2021, by the Company’s Board of Directors (the “Board”). Pursuant to the Cancellation Agreement, Nathanielsz agreed to cancel this Debt in exchange for 5,928,000 shares of the common stock of the Company (the “Shares”), valued at approximately $0.03 per share or $186,139, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021. The Company recorded stock-based compensation of $8,299 during the nine months ended March 31, 2022 and reclassified bonus payable of $177,840 to additional paid in capital upon issuance.

Kenyon Cancellation Agreement

On August 12, 2021, the Company entered into a Cancellation Agreement with Dr. Julian Kenyon (“Kenyon”), Chief Scientific Officer and Director of the Company, whereby Kenyon agreed to cancel of $102,600 USD of accrued salary due him as of June 30, 2021, pursuant to that certain Amended and Restated Services Agreement by and between Kenyon and the Company, dated May 14, 2019, in exchange for 3,420,000 shares of common stock of the Company (the “Shares”), valued at approximately $0.03 per share or $107,388, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021. The Company recorded stock-based compensation of $4,788 during the nine months ended March 31, 2022 and reclassified accrued expenses of $102,600 to additional paid in capital upon issuance.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Zelinger Amended and Restated Director Agreement

On August 12, 2021, the Company entered into an Amended and Restated Director Agreement (the “Director Agreement”) with Josef Zelinger (“Zelinger”). Pursuant to the terms of the Director Agreement, the Company shall pay Zelinger a base salary of $250.00 AUD ($184 USD) per month, payable on the first day of each month. In addition, the Company may compensate Zelinger additional consideration for advisory services performed by the Director, either in the form of cash or common stock, at the discretion of the Board. The Company issued 2,800,000 shares of common stock of the Company for accrued director services of $84,000 as of June 30, 2021. The 2,800,000 shares of common stock were valued at approximately $0.03 per share $87,920, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021. The shares were issued on August 17, 2021. The Company recorded stock-based compensation of $3,920 during the nine months ended March 31, 2022 and reclassified accrued expenses of $84,000 to additional paid in capital upon issuance.

Shares issued for exercise of warrants

From July 9, 2021 through March 22, 2022, the Company received aggregate gross proceeds of $475,000 from the exercise of 11,875 Series B Warrants and issued 10,625 shares of common stock and 1,250 shares of common stock issuable as of March 31, 2022. In April 2022, the Company issued the 1,250 shares of common stock.

During the nine months ended March 31, 2022, the Company issued 18,599,907 shares of common stock from the alternate cashless exercise of 93 Series A warrants with an original exercise price of $200 and alternate cashless exercise price of $0.001. The “Alternate Cashless Exercise” provision, for a cashless conversion at the holder’s option, is available should the trading price of the Company’s common stock fall below $200 per share calculated based on the difference between the exercise price of the Series A Warrant and 70% of the market price. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $237,389 and $445,631 and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants for the three and nine months ended March 31, 2022, respectively.

Warrants:

The following table summarizes warrant activity for the nine months ended March 31, 2022:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at June 30, 2021	121,329	$179.63
Issued	-	-
Exercised	(11,968)	41.24
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2022	109,361	$194.78

Exercisable at March 31, 2022	76,862	$277.13
Outstanding and Exercisable:

Weighted average remaining contractual term	1.02
Aggregate intrinsic value	$-

No stock warrants were granted during the nine months ended March 31, 2022.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Options:

A summary of the Company’s option activity during the nine months ended March 31, 2022 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price Per Share
Outstanding at June 30, 2021	59	$13,730.00
Issued	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2022	59	$4,533.33

Exercisable at March 31, 2022	39	$4,530.93
Outstanding and Exercisable:

Weighted average remaining contractual term	7.13
Weighted average fair value of options granted during the period	$-
Aggregate intrinsic value	$-

During the three months ended March 31, 2022 and 2021, the Company recognized stock-based compensation of $20,718 and $20,718, respectively related to vested stock options. During the nine months ended March 31, 2022 and 2021, the Company recognized stock-based compensation of $62,154 and $62,154, respectively related to vested stock options. There was $10,359 of unvested stock options expense as of March 31, 2022 that will be recognized through May 2022 or 0.12 year. No stock options were granted during the nine months ended March 31, 2022.

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

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company’s parent U.S. entity is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure in the March 31, 2022 and June 30, 2021 consolidated balance sheet. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings. The Company’s tax advisor is awaiting a response from the IRS on this matter.

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

Consulting Agreement

On October 1, 2021, the Company entered into a consulting agreement (the “Consulting Agreement”) with a consultant who will assist in the development of the Company’s business and financing activities. The consultant will serve initially as an independent contractor, and upon certain mutually agreed upon conditions being met, will be appointed Vice Chairman, President and Interim CFO. The term of the Consulting Agreement was for three years commencing on October 1, 2021 and can be terminated by either party upon 30 day written notice. The monthly payment per the Consulting Agreement is $7,000. The Company was to issue shares of common stock equal to 1% of the total issued and outstanding shares at the end of each year of service which shall be expensed upon date of grant. On February 17, 2022, the Board approved the issuance of 1,148,326 shares of the Company’s common stock to such consultant for services rendered upon the termination of the Consulting Agreement (see Note 7). The Company valued the shares at $24,000 and recorded stock-based compensation of $24,000 during the nine months ended March 31, 2022.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors. These transactions have included the following:

As of March 31, 2022 and June 30, 2021, the Company owed its former director a total of $55,456 and $55,500, respectively, for money loaned to the Company throughout the years. The total loans balance owed at March 31, 2022 and June 30, 2021 is not interest bearing (See Note 5 – Loans and Notes Payable).

As of March 31, 2022 and June 30, 2021, the Company owed its former director a total of $33,321 and $33,347, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (See Note 4 – Due to Former Director – Related Party).

On May 6, 2021, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease has a one-year term commencing May 6, 2021, and the Company is currently obligated to pay $3,606 AUD or $2,431 USD (depending on exchange rate), inclusive of tax, in rent per month. During the three months ended March 31, 2022 and 2021, rent expense amounted $6,560 USD and $6,658 USD. During the nine months ended March 31, 2022 and 2021, rent expense amounted $19,680 USD and $19,975 USD. As of March 31, 2022, total rent payable of $102,000AUD ($74,348 USD) is included in accrued expenses in the accompanying condensed consolidated balance sheet.

Employment and Services Agreements with Management

The Company and Mr. Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement was scheduled to expire on February 25, 2019; however, the term of the Nathanielsz Employment Agreement automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of its intent not to renew. The Nathanielsz Employment Agreement continues in effect as of March 31, 2022 as amended May 14, 2019 (see below). The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually or $205,680 USD) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion. Pursuant to the Nathanielsz Employment Agreement, Mr. Nathanielsz is entitled to an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Company’s board of directors based upon the performance of the Company. On March 16, 2018, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $300,000 AUD ($205,680 USD) to $400,000 AUD ($274,240 USD), effective February 2018.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive part-time employee of the Company since October 2015. Effective February 1, 2018, Mrs. Nathanielsz receives an annual salary of $120,000 AUD ($80,904 USD) and is entitled to customary benefits.

Pursuant to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the nine months ended March 31, 2022, a total of $7,689 AUD ($5,651 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance.

Pursuant to the approval of the Company’s board of directors, on May 14, 2019, Mr. Nathanielsz was granted a $460,000 AUD ($315,376 USD) bonus for accomplishments achieved while serving as the Company’s Chief Executive Officer during the fiscal year ended June 30, 2019 with $200,000 AUD ($137,120 USD) of such bonus payable by the Corporation to the CEO throughout the Corporation’s 2019 fiscal year as the Corporation’s cash resources allow, with the remaining $260,000 AUD ($178,256 USD) of such bonus to be deferred by the CEO until a future date when the Corporation’s cash resources allow for such payment, as agreed to by the CEO. A total of $221,890 AUD ($166,418 USD) in payments were made against the bonuses during the year ended June 30, 2021 resulting in a remaining balance of $422,610 AUD ($316,957 USD) bonus payable as of June 30, 2021. On August 12, 2021, the Board approved a bonus of $177,840 USD. On August 12, 2021, pursuant to the Cancellation Agreement, Mr. Nathanielsz agreed to cancel $177,840 of the bonus payable in exchange for 5,928,000 shares of the common stock of the Company (see Note 7). A total of $99,103 AUD ($72,058 USD) in payments were made against the bonuses during the nine months ended March 31, 2022 which resulted to a remaining balance of $86,387 AUD ($64,738 USD) bonus payable as of March 31, 2022 which is included in accrued expenses in the accompanying condensed consolidated balance sheet.

Amended and Restated Employment Agreement - On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with James Nathanielsz, the Company’s Chief Executive Officer, Chairman, acting Chief Financial Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD. Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase 39 shares of the Company’s common stock (the “Nathanielsz Options”), with an exercise price per share of $4,675 (110% of the closing market price of the Company’s common stock on May 14, 2019 (or $4,250), the date of approval of such grant by the Company’s board of directors), (ii) 39 restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and (iii) an additional 39 restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Company’s board of directors on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. 1/3rd of the Nathanielsz Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Mr. Nathanielsz is employed by the Company and subject to the other provisions of the Employment Agreement. The Initial Nathanielsz RSUs shall vest on the one-year anniversary of the Effective Date, subject to Mr. Nathanielsz’s continued employment with the Company through such vesting date. The Additional Nathanielsz RSUs will vest as follows, subject to Mr. Nathanielsz’s continued employment with the Company through the applicable vesting date: (i) 7.80 of the Additional Nathanielsz RSUs shall vest upon the Company submitting Clinical Trial Application (the “CTA”) for PRP, the Company’s lead product candidate (“PRP”), for a First-In-Human study for PRP (the “Study”) in an applicable jurisdiction to be selected by the Company, (ii) 7.80 of the Additional Nathanielsz RSUs shall vest upon the CTA being approved in an applicable jurisdiction, (iii) 7.80 of the Additional RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iv) 7.80 of the Additional Nathanielsz RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (v) the remaining 7.80 of the Additional Nathanielsz RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested restricted stock unit shall be settled by delivery to Mr. Nathanielsz of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the 2019 Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Employment Agreement), (ii) the date that is ten business days following the vesting of such restricted stock unit, (iii) the date of Mr. Nathanielsz’s death or Disability (as defined in the Employment Agreement), and (iv) Mr. Nathanielsz’s employment being terminated either by the Company without Cause or by Mr. Nathanielsz for Good Reason (each as defined in the Employment Agreement). In the event of a Change of Control, any unvested portion of the Nathanielsz Options and such restricted stock units shall vest immediately prior to such event. The 39 vested restricted stock unit are considered issuable as of March 31, 2022.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Amended and Restated Services Agreement - On May 14, 2019, the Company also entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD. In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase 20 shares of the Company’s common stock (the “Kenyon Options”), with an exercise price per share of $4,250 (100% of the closing market price of the Company’s common stock on May 14, 2019, the date of approval of such grant by the Company’s board of directors), (ii) 20 restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional 20 restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Company’s board of directors on the Effective Date. The Kenyon Options have a term of 10 years from the date of grant. 1/3rd of the Kenyon Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Dr. Kenyon is employed by the Company and subject to the other provisions of the Services Agreement. The Initial Kenyon RSUs shall vest on the one-year anniversary of the Effective Date, subject to Dr. Kenyon’s continued employment with the Company through such vesting date. The Additional Kenyon RSUs will vest as follows, subject to Dr. Kenyon’s continued employment with the Company through the applicable vesting date: (i) 5 of the Additional Kenyon RSUs shall vest upon the Company submitting the CTA for PRP for the Study in an applicable jurisdiction to be selected by the Company, (ii) 5 of the Additional Kenyon RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iii) 5 of the Additional Kenyon RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (iv) the remaining 5 of the Additional Kenyon RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested Kenyon RSU shall be settled by delivery to Mr. Kenyon of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Services Agreement), (ii) the date that is ten business days following the vesting of such Kenyon RSU, (iii) the date of Dr. Kenyon’s death or Disability (as defined in the Services Agreement), and (iv) Dr. Kenyon’s employment being terminated either by the Company without Cause or by Dr. Kenyon for Good Reason (as defined in the Services Agreement). In the event of a Change of Control (as defined in the Services Agreement), 50% of any unvested portion of the Kenyon Options and the Kenyon RSUs shall vest immediately prior to such event. The 20 vested restricted stock unit are considered issuable as of March 31, 2022. As of June 30, 2021, total accrued salaries of $135,000 AUD ($101,250 USD) was included in accrued expenses. On August 12, 2021, pursuant to the Cancellation Agreement, Mr. Kenyon agreed to cancel accrued salaries of $102,600 in exchange for 3,420,000 shares of the common stock of the Company (see Note 7). As of March 31, 2022, total accrued salaries of $40,500 AUD ($29,217 USD) was included in accrued expenses in the accompanying condensed consolidated balance sheet.

Intercompany Loans

All Intercompany loans were made by the parent to the subsidiary, Propanc PTY LTD, which have not been repaid as of March 31, 2022. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of other comprehensive income.

NOTE 10 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through March 31, 2022.

The Company primarily relied on funding from three convertible debt lenders and received proceeds after deductions of $66,000 for original issue discounts and debt issue costs during the nine months ended March 31, 2022 from the lenders of $641,500 (from each of the three lenders of $160,000, $235,000 and $246,500, respectively) which represents approximately 23%, 33% and 35%, respectively of total proceeds received by the Company during the nine months ended March 31, 2022.

The Company primarily relies on funding from two convertible debt lenders and received proceeds during the nine months ended March 31, 2021 from each of the two lenders of $200,000, and $125,000, respectively, which represents approximately 62% and 38%, respectively of total proceeds received by the Company during the nine months ended March 31, 2021.

Receivable Concentration

As of March 31, 2022 and June 30, 2021, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

In July 2020, a world first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 39 granted patents and 26 patents under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

Foreign Operations

As of March 31, 2022 and June 30, 2021, the Company’s operations are based in Camberwell, Australia, however the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of March 31, 2022 and June 30, 2021, there has been no activity within this entity.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $80,000 (1 note) of convertible debt, which is treated as derivative instruments outstanding at March 31, 2022 and June 30, 2021.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at March 31, 2022, the last trading day of the period ended March 31, 2022, was $0.0156. The volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at March 31, 2022 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended March 31, 2022)	March 31, 2022
Volatility	—	226.01%
Expected Remaining Term (in years)	—	0.016
Risk Free Interest Rate	—	0.17%
Expected dividend yield	None	None

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2022 and June 30, 2021:

	Balance at March 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$56,612	$—	$—	$56,612
Total	$56,612	$—	$—	$56,612

	Balance at June 30, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$54,220	$—	$—	$54,220
Total	$54,220	$—	$—	$54,220

The following is a roll forward for the nine months ended March 31, 2022 of the fair value liability of price adjustable derivative instruments:

Fair Value of Liability for Derivative Instruments
Balance at June 30, 2021	$54,220
Change in fair value included in statements of operations	2,392
Balance at March 31, 2022	$56,612

NOTE 12 – SUBSEQUENT EVENTS

Shares issued for conversion of convertible debt

Between April 2022 and May 2022, the Company issued an aggregate of 13,136,082 shares of its common stock at a contractual conversion price of approximately $0.01, as a result of the conversion of principal of $93,500 and interest of $5,100 underlying certain outstanding convertible notes converted during such period. The Company reclassified $50,346 from put premium liabilities to additional paid in capital following conversions.

Sixth Street Lending Securities Purchase Agreement

April 12, 2022 Securities Purchase Agreement

Effective April 12, 2022, the Company entered into a securities purchase agreement with Sixth Street Lending LLC, pursuant to which Sixth Street purchased a convertible promissory note (the “April 12, 2022 Sixth Street”) from the Company in the aggregate principal amount of $68,750, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Sixth Street any time after the six-month anniversary of the April 12, 2022 Sixth Street. The April 12, 2022 Sixth Street contains an original discount of $3,750. The Company intends to use the net proceeds from the April 12, 2022 Sixth Street for general working capital purposes. The maturity date of the April 12, 2022 Sixth Street Note is April 12, 2023. The April 12, 2022 Sixth Street Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Sixth Street in shares of the Company’s common stock; but shall not be payable until the April 12, 2022 Sixth Street Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

During the first 60 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the above note issued to Sixth Street, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 129% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such note.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

(Unaudited)

The conversion price for the above Sixth Street note shall be equal to a 35% discount of the market price which means the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, Sixth Street shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Sixth Street and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. This note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $37,019 put premium.

1800 Diagonal Lending Securities Purchase Agreement

May 12, 2022 Securities Purchase Agreement

Effective May 12, 2022, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC (“1800 Diagonal”), pursuant to which 1800 Diagonal purchased a convertible promissory note (the “May 12, 2022 1800 Diagonal Note”) from the Company in the aggregate principal amount of $63,750, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after the six-month anniversary of the May 12, 2022 1800 Diagonal Note. The May 12, 2022 1800 Diagonal Note contains an original discount of $3,750. The Company intends to use the net proceeds from the May 12, 2022 1800 Diagonal Note for general working capital purposes. The maturity date of the May 12, 2022 1800 Diagonal Note is May 12, 2023. The May 12, 2022 1800 Diagonal Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to 1800 Diagonal in shares of the Company’s common stock; but shall not be payable until the May 12, 2022 1800 Diagonal Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

During the first 60 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the above note issued to 1800 Diagonal, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 129% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such note.

The conversion price for the above 1800 Diagonal note shall be equal to a 35% discount of the market price which means the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, 1800 Diagonal shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by 1800 Diagonal and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. This note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $34,327 put premium.

Shares issued for exercise of warrants

Between April 2022 and May 2022, the Company issued an aggregate of 14,799,926 shares of common stock from the alternate cashless exercise of 74 Series A warrants. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $172,629 and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants.

In April 2022, the Company received aggregate gross proceeds of $50,000 from the exercise of 1,250 Series B Warrants and issued 1,250 shares of common stock.

Shares issued for services

On April 13, 2022, the Company issued 3,833,683 shares of the Company’s common stock to a consultant for services rendered from January 2022 to March 2022. The Company issued 3,833,683 shares of the Company’s common stock valued at approximately $0.01 per share or $46,771, being the closing price of the stock on the date of grant to such consultant. The Company recorded accrued expenses of $46,771 for the services rendered as of March 31, 2022.

Shares issued under the Equity Line

On April 5, 2022, the Company issued 4,242,998 shares of its common stock at an average price per share of approximately $0.02, as a result of delivering one draw down notice to the Investor (see Note 7). Consequently, the Company received gross aggregate proceeds of $66,106 from such draw down notice.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Propanc Biopharma, Inc., and its wholly-owned Australian subsidiary, Propanc PTY LTD (“Propanc” or the “Company”) as of March 31, 2022 for the nine months ended March 31, 2022 and 2021 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Propanc. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

U.S. Dollars are denoted herein by “USD,” “$” and “dollars”.

Note on COVID- 19

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

Recent Developments

On March 22, 2022, a Notice of Allowance has been received from the US Patent and Trademark Office (USPTO) for claims involving a novel method to treat cancer stem cells (CSC’s). The allowed US patent protects proprietary claims capturing methods and uses for pancreatic proenzymes to treat cancer by specifically targeting and eradicating CSCs. It is the first allowed by the USPTO covering a method of minimizing the progression of cancer in a patient by administering a therapeutically effective amount of two proenzymes, trypsinogen and chymotrypsinogen, thereby preventing metastatic cancer in the patient by targeting and eradicating CSCs from solid tumors.

On May 2, 2022, pharma grade raw materials were purchased for the manufacture of PRP in preparation for the Phase I First-In-Human (FIH) study in advanced cancer patients suffering from solid tumors. Approximately 0.5kg of trypsinogen and 2.4kg of chymtrypsinogen was procured initially, with a second half of the same batch quantities to be purchased towards the middle of this year. The total amount of raw materials purchased is expected to be sufficient for the early-stage clinical development plan for PRP, which is administered by intravenous (I.V.) injection, once weekly. The first FIH study is planned for treatment of up to 30 to 40 patients with advanced solid tumors. This will be followed by up to two 60 patient Phase II studies in patients suffering from pancreatic and ovarian tumors.

Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

For the Three and Nine months ended March 31, 2022, as compared to the Three and Nine months ended March 31, 2021

Revenue

For the three and nine months ended March 31, 2022 and 2021, we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense increased to $443,629 for the three months ended March 31, 2022 as compared to $373,834 for the three months ended March 31, 2021. This increase of approximately $70,000 is primarily attributable to an increase of approximately $110,000 in general consulting, legal and investor relation fees, increase in accounting fees of approximately $19,000, increase in stock-based expenses of approximately $2,000, increase in other general and administrative expenses of approximately $8,000, offset by decrease in marketing expenses of approximately $24,000 and a decrease of approximately $45,000 in employee remuneration expense.

Administration expense increased to $1,221,533 for the nine months ended March 31, 2022 as compared to $913,124 for the nine months ended March 31, 2021. This increase of approximately $308,000 is primarily attributable to an increase of approximately $135,000 in stock-based expenses for services, increase of approximately $256,000 in general consulting, legal and investor relation fees, increase in accounting fees of approximately $10,000, and increase in other general and administrative expenses of approximately $2,000, offset by a decrease in approximately $71,000 in employee remuneration expense and decrease in marketing expenses of approximately $24,000.

Occupancy Expense

Occupancy expenses decreased to $8,157 for the three months ended March 31, 2022 as compared to $9,231 for the three months ended March 31, 2021. This decrease of approximately $1,000 is primarily attributable to exchange rate movements over the period when compared to the same period in 2021.

Occupancy expense decreased to $22,443 for the nine months ended March 31, 2022 as compared to $26,185 for the nine months ended March 31, 2021. This decrease of approximately $3,700 is primarily attributable to exchange rate movements over the period when compared to the same period in 2021.

Research and Development Expenses

Research and development expenses were increased to $50,395 for the three months ended March 31, 2022 as compared to $44,887 for the three months ended March 31, 2021. Research and development expenses increased to $147,702 for the nine months ended March 31, 2022 as compared to $145,898 for the nine months ended March 31, 2021.

Interest Expense

Interest expense increased to $167,375 for the three months ended March 31, 2022 as compared to $102,901 for the three months ended March 31, 2021. This increase of approximately $64,000 is primarily attributable to an increase in amortization of debt discount of approximately $9,000 for three months ended March 31, 2022, increase in default penalty fees of approximately $4,000, increases in accretion of put premium interest expense of approximately $65,000, offset by a decrease in accrual of interest expense for a total of $10,000 and decrease in conversion fees of $4,000 for the nine months ended March 31, 2022.

Interest expense increased to $455,133 for the nine months ended March 31, 2022 as compared to $420,017 for the nine months ended March 31, 2021. This increase of approximately $35,000 is primarily attributable to a decrease in amortization of debt discount of approximately $105,000 for nine months ended March 31, 2022, decrease in prepayment and default penalty fees of approximately $9,000, decrease in conversion fees of $11,000 and decrease in accrual of interest expense for a total of $21,000, offset by an increase in accretion of put premium interest expense of approximately $181,000 for the nine months ended March 31, 2022.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities were increased to a gain of $165,365 for the three months ended March 31, 2022 as compared to a loss of $55,158 for the three months ended March 31, 2021. This increase in gain of approximately $220,000 is primarily attributable to a decrease in fair value of the principal amount of a convertible note with bifurcated embedded conversion option derivatives during the three months ended March 31, 2022.

Change in fair value of derivative liabilities were decreased to a loss of $2,392 for the nine months ended March 31, 2022 as compared to a loss of $7,156 for the nine months ended March 31, 2021. This decrease in loss of approximately $4,800 is primarily attributable to an increase in fair value of the principal amount of a convertible note with bifurcated embedded conversion option derivatives during the nine months ended March 31, 2022.

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

Additionally, on March 15, 2021, the Company entered into a Settlement and Mutual Release Agreement with Regal Consulting, LLC whereby both parties agreed to settle all claims and liabilities under the August 10, 2017 convertible note for a total of $100,000. All other terms of the August 10, 2017 convertible note shall remain in full force and effect. Both parties agree that all future penalties under this note are waived unless the Company fails to authorize to distribute the requested shares upon conversion. The Company has the right to pay off the balance of any remaining amounts due under this convertible note in cash at any time more than 60 days after March 15, 2021. Prior to the Settlement and Mutual Release Agreement, the Company recorded total liabilities $56,762 consisting of remaining principal amount of $8,500, accrued interest of $23,262 and accrued expenses of $25,000. Accordingly, the Company recognized loss from settlement of debt of $43,238 during the nine months ended March 31, 2021.

There was no comparable transaction during the three and nine months ended March 31, 2022.

Gain (loss) on Extinguishment of Debt, net

There were no notes converted that contained bifurcated embedded conversion option derivatives for the nine months ended March 31, 2022. During the nine months ended March 31, 2021, notes were converted with principal amounts totaling $95,000 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $178,368 resulting in a loss on extinguishment at the time of conversion of $80,368 and the derivative fair value was recorded as a gain on extinguishment at the time of conversion of $130,975, resulting in a gain on extinguishment of debt, net of $50,607.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction increased to a gain of $41,717 for the three months ended March 31, 2022 as compared to a gain of $6,984 for the three months ended March 31, 2021. This increase of approximately $35,000 is primarily attributable to the increase in exchange rates during the three months ended March 31, 2022.

Foreign currency transaction decreased to a gain of $40,631 for the nine months ended March 31, 2022 as compared to a gain of $54,179 for the nine months ended March 31, 2021. This decrease of approximately $13,500 is primarily attributable to a decrease in exchange rates during the nine months ended March 31, 2022.

Net loss

Net loss increased to $462,687 for the three months ended March 31, 2022 as compared to a net loss of $417,738 for the three months ended March 31, 2021. The change relates to the factors discussed above. Net loss increased to $1,753,322 for the nine months ended March 31, 2022 as compared to a net loss of $1,246,926 for the nine months ended March 31, 2021. The change relates to the factors discussed above.

Deemed dividend

The Company recognized the value of the effect of a down round feature related to our Series A warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $237,389 and $445,631 and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants during the three and nine months ended March 31, 2022.

Net loss available to common stockholders

Net loss available to common stockholders increased to $700,076 for the three months ended March 31, 2022 as compared to a net loss available to common stockholders of $417,738 for the three months ended March 31, 2021. This increase of approximately $282,000 is primarily attributable to the change relates to the factors discussed above.

Net loss available to common stockholders increased to $2,198,953 for the nine months ended March 31, 2022 as compared to a net loss available to common stockholders of $1,246,926 for the nine months ended March 31, 2021. This increase of approximately $952,000 is primarily attributable to the change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of March 31, 2022, we had total assets of $169,460, comprised primarily of cash of $133,885, GST tax receivable of $2,216, prepaid expenses and other current assets of $8,405, deferred offering costs of $20,000, security deposit of $2,248 and property and equipment, net of $2,706. As compared to June 30, 2021, we had total assets of $13,101, comprised primarily of cash of $2,255, GST tax receivable of $4,341, security deposit of $2,250 and property and equipment, net of $4,255.

We had current liabilities of $3,116,880, primarily comprised of net convertible debt of $1,075,702, accounts payable and accrued expenses of $1,453,771, employee benefit liability of $442,018, and embedded conversion option liabilities of $56,612 as of March 31, 2022. As compared to June 30, 2021, 3,080,674, primarily comprised of net convertible debt of $624,583, accounts payable and accrued expenses of $1,894,486, employee benefit liability of $418,538, and embedded conversion option liabilities of $54,220 as of June 30, 2021.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the nine months ended March 31, 2022 we received proceeds from exercise of warrants of $475,000 and net proceeds from issuance of convertible notes of $641,500.

We have substantial capital resource requirements and have incurred significant losses since inception. As of March 31, 2022, we had $133,885 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the Nine months ended March 31,
	2022	2021
Net cash used in operating activities	$(1,025,306)	$(908,977)
Net cash provided by financing activities	$1,116,500	$808,044
Effect of exchange rate changes on cash	$40,436	$48,365

Net Cash Flow from Operating Activities

Net cash used in operating activities was $1,025,306 for the nine months ended March 31, 2022, due to our net loss of $1,753,322 offset primarily by non-cash charges of amortization of debt discount of $24,942, stock-based compensation of $62,154, accretion of put premium of $380,962, change in fair value of derivatives of $2,392 and issuance and amortization of common stock for services of $222,452. Net changes in operating assets and liabilities totaled $71,992, which is primarily attributable to increase in employee benefit liability of $23,816, increase accrued interest of $45,495, increase in accrued expenses and other payables of $43,285, offset by a decrease in accounts payable of $34,319.

Net cash used in operating activities was $908,977 for the nine months ended March 31, 2021, due to our net loss of $1,246,926, offset primarily by non-cash charges of amortization of debt discount of $130,418, stock-based compensation of $129,665 non-cash interest expense of $12,750, accretion of put premium of $200,410, change in fair value of derivatives of $7,156 addback foreign currency transaction gain of $54,179, gain from settlement of debt of $48,390 and $50,607 gain on extinguishment of debt. Net changes in operating assets and liabilities totaled $9,259, which is primarily attributable to increase in accounts payable of $110,877, employee benefit liability of $32,685, accrued interest of $61,022, offset by decrease in accrued expenses of $195,158.

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2022 were $1,116,500 as compared to $808,044 for the nine months ended March 31, 2021. During the nine months ended March 31, 2022 we received proceeds from the exercise of warrants of $475,000 and net proceeds from issuance of convertible notes of $641,500. During the nine months ended March 31, 2021 we received proceeds from the exercise of warrants of $526,044 and net proceeds from issuance of convertible notes of $325,000, offset by repayments of convertible notes of $43,000.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $40,436 positive adjustment to cash flows in the nine months ended March 31, 2022 as compared to an adjustment of $48,365 positive adjustment to cash flows in the nine months ended March 31, 2021. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates

Critical Accounting Estimates

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

Going Concern Qualification

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the nine months ended March 31, 2022, the Company had no revenues, had a net loss of $1,753,322, and had net cash used in operations of $1,025,306. Additionally, as of March 31, 2022, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $2,972,374, $2,947,420, and $60,398,419, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issue date of this Quarterly Report.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis because of the material weaknesses in internal control over financial reporting described below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2022:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2022 through March 31, 2022, the Company issued an aggregate of 2,341,733 shares of its common stock at an contractual conversion price of $0.01 as a result of the conversion of principal of $177,750, accrued interest of $8,218 and default penalty interest of $4,000 underlying certain outstanding convertible notes converted during such period.

On January 20, 2022, the Company issued 666,667 shares of the Company’s common stock for legal services rendered in January 2022. The 666,667 shares of common stock were valued at approximately $0.03 per share or $20,000, being the average closing prices of the stock for the month of January 2022, the date of grant.

On January 24, 2022, the Company issued 2,274,224 shares of the Company’s common stock to a consultant for services rendered from October 2021 to December 2021. The Company issued 2,274,224 shares of the Company’s common stock valued at approximately $0.02 per share or $45,030, being the closing price of the stock on the date of grant to such consultant.

On February 17, 2022, the Board approved the issuance of 1,148,326 shares of the Company’s common stock to a consultant for services rendered upon the termination of the consulting agreement. The Company valued the shares at approximately $0.02 per share or $24,000 being the closing price of the stock on the date of grant to such consultant. The shares were issued on April 7, 2022.

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

Item 3. Defaults Upon Senior Securities.

As of March 31, 2022, we were in default under certain convertible promissory note issued to certain noteholders on August 10, 2017 and October 3, 2019 for failure to pay an aggregate of $145,280 and $38,074 of principal and accrued interest, respectively, as of March 31, 2022, subsequent to their maturity dates. We are currently in discussions with such noteholders to extend such maturity dates. See “Note 6 – Convertible Notes” to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
s101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, is formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: May 16, 2022	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

