Form 10-K
period 2022-06-30
Propanc Biopharma, Inc.
filed 2022-09-28
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $1,519,637 computed by reference to the closing price of the registrant’s common stock as quoted on the OTCQB maintained by OTC Markets, Inc. on December 31, 2021 (which was $0.044 per share). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 26, 2022, there were 677,177,717 shares of common stock, par value $0.001 issued and outstanding.

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

Our lead product candidate, PRP, is a variation upon our novel formulation and involves proenzymes, the inactive precursors of enzymes. As a result of positive early indications of the anti-cancer effects of our technology, we have conducted successful pre-clinical studies on PRP and also commenced preparation for a clinical study in advanced cancer patients. Subject to us receiving sufficient financing, we plan to begin our Investigational Medicinal Product Dossier, study proposal and Investigator’s Brochure in the 2023 calendar year. Our plan is to then commence our study preparation process with the contract research organization, analytical lab and trial site(s) selection and to begin our clinical trial application for PRP (“CTA”) compilation in the first calendar quarter of 2023 and complete the CTA compilation and submit the CTA in the first half of 2023. In the second quarter of 2023, we plan to begin the preparation of logistics and trial site initiation visits. Subject to raising additional sufficient capital, we subsequently plan to commence a First-In-Human (FIH), Phase Ib study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP in the second half of 2023 calendar year, which study we hope to complete within twelve months thereafter. We intend to develop our PRP to treat early-stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

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

After extensive laboratory research and a limited amount of human data, we have evidence that PRP:

●	Reduces cancer cell growth via promotion of cell differentiation
●	Enhances cell adhesion and may suppress metastasis progression
●	Exhibits no observable serious side effects and improves patient survival
●	Alters the external microenvironment of malignant tumors, preventing tumors from returning and spreading.

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

PRP Impairs Niche Formation and Tumor Initiation

The proenzyme treatment inhibits the expression of genes related to the cancer stem cell phenotype, changing these malignant cells toward a more differentiated and less dangerous cellular condition. PRP interferes with the signals that the primary tumor sends to other tissues to prepare the pre-metastatic niche. Several assays, in vitro and in vivo studies confirm that PRP exerts an anti-tumor effect and acts selectively against all malignant, or tumor elements without affecting the non-tumor microenvironment and preventing its malignification.

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

POP1 JOINT RESEARCH AND DRUG DISCOVERY PROGRAM

The POP1 Joint Research and Drug Discovery Program is designed to produce a backup clinical compound to PRP, which is targeting metastatic cancer from solid tumors. According to Emergen Research, the global metastatic cancer market is projected to be worth $111 Billion by 2027.

To date, recombinant trypsinogen and chymotrypsinogen were synthesized and purified in the laboratory. In the case of trypsinogen, the initial success of producing trypsinogen synthetically has advanced to the stage where optimization of protein production is underway. Whereas purification and yield of chymotrypsinogen is currently the focus of research.

A synthetic version of trypsinogen and chymotrypsinogen could have additional benefits to the global healthcare system that could further capitalize on the new therapeutic approach to treating cancer that the Company’s lead product candidate PRP offers cancer sufferers. For example, both proenzymes synthesized by an in vivo (living organism) system to produce crystalized proteins that could be maintained for long periods without suffering degradation, even in the absence of refrigeration. This will be particularly useful for a longer shelf life as well as global distribution of the drug product, particularly in warmer climates and developing regions where refrigeration may not be available. The program’s joint researchers at the Universities of Jaén and Granada are currently collaborating with the Institute of Microbiology and Microbial Biotechnology, at the University of Natural Resources and Life Sciences, Vienna, Austria, Europe, and are working towards full scale manufacture of a synthetic recombinant formulation to PRP.

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

In Australia, we receive up to 43.5% “cash-back” benefit in the form of a refund of their qualified research and, development costs and expenses. The Company received a refund of $75,800 AUD ($54,977 USD) and $151,767 AUD ($113,415 USD) for the year ended June 30, 2022 and 2021, respectively. We are continuing to evaluate all options to conduct our planned clinical trials in the most cost-efficient manner, while striving to minimize dilution to our stockholders.

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

Anticipated timelines

In second quarter of 2023 calendar year, we anticipate the submission of the Clinical Trial Application for PRP. We anticipate receiving approval of such application in the first half of 2023. Following the clinical trial application, we plan to commence our Study Preparation, including CRO Selection and Contracts, Analytical Lab Selection Contracts and Trial Sites Selection and Contracts. In connection with the Clinical Trial Application, this product will be part of our Investigation Medicinal Product Dossier, Study Protocol and Investigator’s Brochure. In the second half of 2023 calendar year, we hope to complete the Study Preparation together with the Preparation of Logistics and Trial Sites Initiation Visits and complete our clinical trial application review. Commencing in the second half of 2023 calendar year, we intend to initiate a Phase Ib study in advanced cancer patients with solid tumors and the anticipated costs will be approximately $6.5 million. We will need to raise additional financing to fund our planned Phase I, II and III clinical trials and for working capital.

Research Activity	Timeline
Clinical Trial Application (CTA)	Nov ‘22 - Apr ‘23
Investigational Medicinal Product Dossier
Phase Ib Clinical Study Protocol
Investigator’s Brochure
CTA Compilation	Mar - May ‘23
CTA submission	May ‘23
CTA Approval	Jun ‘23
CTA Review	June ‘23 – Jul ‘23
Contract Research Organization & Contracts	Jan – May ‘23
Analytical Laboratory Selection & Contracts
Trial Site Selection & Contracts
Preparation of Logistics	May – Sep ‘23
Trial Site Initiation Visits
First Patient/First Visit	Sep ‘23

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

This outsourcing strategy is common in the biotechnology sector and is an efficient way to obtain access to the necessary skills required to progress a project, in particular as the required skills change as the project progresses from discovery, through manufacturing and non-clinical development and into clinical trials. We anticipate that we will continue to use this model, thereby retaining the flexibility to contract in the appropriate resource as and when required.

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

A second collaborative research project is underway with the Universities of Jaén and Granada investigating the effect of pancreatic proenzymes against the tumor microenvironment and premetastatic niche. The specific tasks developed under this collaboration focuses on the effects of PRP on cancer associated fibroblasts within the tumor microenvironment. Consistent with existing rights, Propanc will own any intellectual property developed. The personnel of the investigation team of the University of Jaén and Granada whose work has contributed to the creation of knowledge that give rise to industrial property rights should be listed as inventors. Further, Professors Macarena Perán from the University of Jaén and Marchal from the University of Granada should receive one percent (1%) of the net revenue to Propanc Biopharma from sales of any products sold by the contracting entity, or on behalf of the contracting entity, which fall within the scope of protection of such industrial property rights. The commencement date for the experiments is September 1, 2022, and the estimated length of time for completion is 24 months.

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

Presently, there are 43 granted, allowed, or accepted patents and 22 patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

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

The impact of Brexit on the drug approval process in the UK is uncertain. Companies based in the UK and operating in the drug industry are urging the European Union and the UK to reach an agreement to harmonize the regulatory process.

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

EMPLOYEES

As of September 26, 2022, we have one full-time and two part-time employees. In addition to our employees, we engage key consultants and utilize the services of independent contractors to perform various services on our behalf. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business. Over time, we may be required to hire additional employees or engage independent contractors to execute various projects that are necessary to grow and develop our business. These decisions will be made by our officers and directors, if and when appropriate.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our principal executive office is located at 302, 6 Butler Street, Camberwell, VIC, 3124 Australia, which we lease from Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our Chief Executive Officer, Chief Financial Officer and a director, and his wife are owners and directors. On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd. for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is quoted under the ticker symbol “PPCB” on the OTC Pink.

On September 26, 2022, the last reported sales price per share of our common stock on the OTC Pink was $0.0015.

Security Holders

As of September 26, 2022, we had 79 record holders of our common stock.

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

Recent Sales of Unregistered Securities

Shares issued for conversion of convertible debt

During the year ended June 30, 2022, the Company issued an aggregate of 96,959,620 shares of its common stock and common stock issuable of 7,326,007 shares at average contractual conversion prices ranging from $0.01 to $0.04, as a result of the conversion of principal of $599,148, interest of $36,154 and conversion fees $2,250 underlying certain outstanding convertible notes converted during such period. The common stock issuable of 7,326,007 shares were issued on July 12, 2022.

The Company has 730,181,169 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at June 30, 2022.

Shares issued for services

On August 12, 2021, the Board approved the issuance of 2,800,000 shares of the Company’s common stock for bonus payable of $84,000 as of June 30, 2021 to an employee who is the wife of the CEO of the Company. The 2,800,000 shares of common stock were valued at approximately $0.03 per share or $87,920, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021. The Company recorded stock-based compensation of $3,920 during the year ended June 30, 2022 and reclassified bonus payable of $84,000 to additional paid in capital upon issuance.

On August 12, 2021, the Board approved the issuance of 166,667 shares of the Company’s common stock for legal services rendered for the month of August 2021. The 166,667 shares of common stock were valued at approximately $0.05 per share or $7,883, being the closing price of the stock on August 31, 2021, the date of grant. The shares were issued on September 3, 2021. The Company recorded stock-based compensation of $7,883 during the year ended June 30, 2022.

In September 2021, the Company issued 2,819,712 shares of the Company’s common stock to a consultant for services rendered from July 2021 to September 2021 valued at approximately $0.04 per share or $104,611, being the closing price of the stock on the date of grant to such consultant. The Company recorded stock-based compensation of $104,611 during the year ended June 30, 2022.

On January 20, 2022, the Board approved the issuance of 666,667 shares of the Company’s common stock for legal services rendered in January 2022. The 666,667 shares of common stock were valued at approximately $0.03 per share or $20,000, being the average closing prices of the stock for the month of January 2022, the date of grant. The Company recorded stock-based compensation of $20,000 during the year ended June 30, 2022.

On January 24, 2022, the Company issued 2,274,224 shares of the Company’s common stock to a consultant for services rendered from October 2021 to December 2021. The Company issued 2,274,224 shares of the Company’s common stock valued at approximately $0.02 per share or $45,030, being the closing price of the stock on the date of grant to such consultant. The Company recorded stock-based compensation of $45,030 during the year ended June 30, 2022.

On February 17, 2022, the Board approved the issuance of 1,148,326 shares of the Company’s common stock to a consultant for services rendered upon the termination of the consulting agreement (see Note 9). The Company valued the shares at approximately $0.02 per share or $24,000 being the closing price of the stock on the date of grant to such consultant. The shares were issued on April 7, 2022. The Company recorded stock-based compensation of $24,000 during the year ended June 30, 2022.

On April 13, 2022, the Company issued 3,833,683 shares of the Company’s common stock to a consultant for services rendered from January 2022 to March 2022. The Company issued 3,833,683 shares of the Company’s common stock valued at approximately $0.01 per share or $46,771, being the closing price of the stock on the date of grant to such consultant. The Company recorded stock-based compensation of $46,771 during the year ended June 30, 2022.

On June 30, 2022, the Board approve the issuance of 12,270,958 shares of the Company’s common stock to a consultant for services rendered from April 2022 to June 2022. The 12,270,958 shares was reflected as common stock issuable and was valued at approximately $0.01 per share or $45,403, being the closing price of the stock on the date of grant to such consultant. The Company recorded stock-based compensation of $45,403 during the year ended June 30, 2022. The common stock issuable of 12,270,958 shares were issued on July 1, 2022.

Shares issued for exercise of warrants

During the year ended June 30, 2022, the Company received aggregate gross proceeds of $625,000 from the exercise of 15,625 Series B Warrants and issued 15,625 shares of common stock.

During the year ended June 30, 2022, the Company issued 56,799,716 shares of common stock from the alternate cashless exercise of 284 Series A warrants with an original exercise price of $200 and alternate cashless exercise price of $0.001.

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

On May 18, 2022, the board of directors of the Company approved and authorized, and the holders of a majority in interest of the Company’s voting capital stock approved by written consent, in accordance with Section 228 of the Delaware General Corporation Law, for the Company to file a Certificate of Amendment to its Certificate of Incorporation (the “Certificate”) with the Secretary of State of the State of Delaware, which increased the Company’s authorized capital stock. The Certificate increased the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 1,000,000,000 to 3,000,000,000. The number of authorized shares of preferred stock remains at 1,500,005, such that the total number of shares of all classes and series the Company is authorized to issue is 3,001,500,005 shares. The Certificate was filed and became effective on July 6, 2022.

On July 19, 2022, successful production of a synthetic recombinant version of the proenzyme trypsinogen was completed via the Proenzyme Optimization Project 1 (POP1) joint research and drug discovery program. The program is designed to produce a backup clinical compound to the Company’s lead product candidate, PRP, which is targeting metastatic cancer from solid tumors. On August 23, 2022, the initial success of producing trypsinogen synthetically has now advanced to the stage where optimization of protein production is underway, whereas purification and yield of chymotrypsinogen is currently the focus of research.

On August 3, 2022, a Joint Research Collaboration Agreement was established with the Universities of Jaén and Granada, Spain. Since late 2020, Mrs. Belén Toledo Cutillas MSc, has been investigating an important experimental thesis on the effects of proenzyme therapy and the tumor microenvironment, which is the key to the development, invasion, metastatic spread and recurrence of solid tumors. The work is being conducted at the laboratory of Professor Macarena Perán PhD, who is the lead researcher on the project and is the second Joint Research and Collaboration Agreement currently in progress with the two Spanish Universities.

On August 16, 2022, a Notice of Allowance has been received from the European Patent Office (EPO) for claims involving compositions of proenzymes to treat cancer. This is the second patent application allowed in this jurisdiction and expires in November, 2036. A third patent application is currently under examination at the EPO for a method to treat cancer stem cells, which was allowed in March this year by the US Patent and Trademark Office (USPTO). The field of the invention covers future dosing in planned clinical studies for the Company’s lead product candidate, PRP.

Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

Fiscal Year Ended June 30, 2022, as compared to the Fiscal Year Ended June 30, 2021

Revenue

For the fiscal years 2022 and 2021 we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense increased to $1,706,452 for the year ended June 30, 2022 as compared to $1,553,075 for the year ended June 30, 2021. This increase of approximately $153,000 is primarily attributable to an increase of approximately $159,000 in stock-based expenses for services, increase in general consulting, legal, and investor relation fees of approximately $250,000 offset by decrease in accounting fees of approximately $10,000, decrease of approximately $48,000 in marketing and market research expense, decrease in employee remuneration expense of approximately $195,000, and decrease of approximately $1,000 of other general and administrative expenses.

Occupancy Expense

Occupancy expense was $28,366 for the year ended June 30, 2022 as compared to $28,112 for the year ended June 30, 2021, an increase of $254.

Research and Development Expenses

Research and development expenses were $256,052 for the year ended June 30, 2022, as compared to $230,956 for the year ended June 30, 2021. The increase in research and development expenses is primarily attributable to the two-year collaboration agreement with University Jaén which was executed in October 2020 to provide certain research services to the Company.

Interest Expense/Income

Interest expense increased to $568,798 for the year ended June 30, 2022, as compared to $449,457 for the year ended June 30, 2021. Interest expense is primarily comprised of approximately $500,000 of debt discount amortization and accretion of put premium for the year ended June 30, 2022, and interest expense from conversion fees, and accrual of interest expense for a total of approximately $69,000 for the year ended June 30, 2022.

This increase of $119,341 is primarily attributable to the increase of approximately $35,000 in accretion of put premium, interest expense of approximately $252,000 offset by decrease in amortization of debt discount of approximately $89,000, decrease in prepayment and default penalty fees of approximately $9,000, decrease in conversion fees of $14,000 and decrease in accrual of interest expense for a total of $21,000 during the year ended June 30, 2022.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities changed by $90,925, to a loss of $99,111 for the year ended June 30, 2022, as compared to a loss of $8,186 for the year ended June 30, 2021. This increase in loss of approximately $91,000 is primarily attributable to an increase in fair value of the principal amount of a convertible note with bifurcated embedded conversion option derivatives during the year ended June 30, 2022.

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

There was no comparable transaction during the year ended June 30, 2022.

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

During the year ended June 30, 2022, notes with principal amounts totaling $1,000 and accrued interest of $8,000 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $28,572, resulting in a loss on extinguishment at the time of conversion of $19,572 and $2,069 of derivative fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net loss of $17,503.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction changed to a loss of $42,395 for the year ended June 30, 2022 as compared with a gain of $30,497 for the year ended June 30, 2021.

The foreign currency transaction decreased to a loss is partially attributable to the decrease in exchange rates during the year ended June 30 2022 as compared to the year ended June 30, 2021.

Benefit (provision) for taxes

During the year ended June 30, 2022 and 2021, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $54,977 and $113,415, respectively.

Net loss

Net loss increased to $2,658,087 for the year ended June 30, 2022 as compared to a net loss of $2,025,947 for the year ended June 30, 2021. The change relates to the factors discussed above.

Deemed dividend

The Company recognized the value of the effect of a down round feature related to our Series A and C warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $700,340 and $391,749 and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants during the years ended June 30, 2022 and 2021, respectively.

Net loss available to common stockholders

Net loss available to common stockholders increased to $3,358,427 for the year ended June 30, 2022 as compared to a net loss of $2,417,696 for the year ended June 30, 2021. The change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2022, we had total assets of $81,651, comprised primarily of cash of $4,067, GST tax receivable of $2,342, prepaid expenses and other current assets of $8,621, property and equipment, net, of $2,023, operating lease ROU asset, net of $62,523, and security deposit of $2,075. As of June 30, 2021, we had total assets of $13,101, comprised primarily of cash of $2,255, GST tax receivable of $4,341, property and equipment, net, of $4,255 and security deposit of $2,250.

We had current liabilities of $3,062,981, primarily comprised of net convertible debt of $984,260, accounts payable and accrued expenses of $1,409,138, employee benefit liability of $415,799, and embedded conversion option liabilities of $151,262 as of June 30, 2022. As of June 30, 2021, we had current liabilities of $3,080,674, primarily comprised of net convertible debt of $624,583, accounts payable and accrued expenses of $1,894,486, employee benefit liability of $418,538, and embedded conversion option liabilities of $54,220.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consulting fees and travel.

During the year ended June 30, 2022 we received proceeds from exercise of warrants of $625,001, proceeds from issuance of convertible notes of $766,500 and proceeds from sale of our stocks of $99,285.

We have substantial capital resource requirements and have incurred significant losses since inception. As of June 30, 2022, we had $4,067 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the years ended June 30,
	2022	2021
Net cash used in operating activities	$(1,436,304)	$(1,145,264)
Net cash provided by financing activities	$1,490,786	$1,058,044
Effect of exchange rate changes on cash	$(52,670)	$22,468

Net Cash Flow from Operating Activities

Net cash used in operating activities was $1,436,304 for the year ended June 30, 2022, due to our net loss of $2,658,087 offset primarily by non-cash charges of amortization of debt discount of $47,971, stock-based compensation of $387,139, non-cash interest expense of $2,250, accretion of put premium of $452,308, change in fair value of derivatives of $99,111, foreign currency transaction loss of $42,395, and $17,503 loss on extinguishment of debt. Net changes in operating assets and liabilities totaled $171,113, which is primarily attributable to increase in accounts payable of $18,870, increase in accrued expenses and other payables of $65,017, employee benefit liability of $29,907, and accrued interest of $63,878.

Net cash used in operating activities was $1,145,264 for the year ended June 30, 2021, due to our net loss of $2,025,947, offset primarily by non-cash charges of amortization of debt discount of $136,527, stock-based compensation of $208,444, non-cash interest expense of $16,500, accretion of put premium of $200,410, change in fair value of derivatives of $8,186 addback foreign currency transaction gain of $30,497, gain from settlement of debt of $49,319 and $50,607 gain on extinguishment of debt. Net changes in operating assets and liabilities totaled $92,277, which is primarily attributable to increase in accounts payable of $178,311, increase in accrued expenses and other payables of $152,861, employee benefit liability of $33,134, and accrued interest of $80,582.

Net Cash Flow from Financing Activities

Cash flows provided by financing activities for the year ended June 30, 2022 were $1,490,786 as compared to $1,058,044 for the year ended June 30, 2021. During the year ended June 30, 2022 we received proceeds from the exercise of warrants of $625,001, proceeds from sale of common stock of $99,285, and proceeds from issuance of convertible notes of $766,500. During the year ended June 30, 2021 we received proceeds from the exercise of warrants of $776,044 and proceeds from issuance of convertible notes of $325,000 offset by repayments of convertible notes of $43,000.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $52,670 negative adjustment to cash flows in the year ended June 30, 2022 as compared to a positive adjustment of $22,468 to cash flows in the year ended June 30, 2021. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Going Concern Qualification

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the fiscal year ended June 30, 2022, the Company had no revenues, had a net loss of $2,658,087 and had net cash used in operations of $1,436,304. Additionally, as of June 30, 2022, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $3,047,951, $3,023,649, and $61,557,893, respectively.

Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2022 and 2021. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

The following audited consolidated financial statements of Propanc Biopharma, Inc. are included in this Annual Report:

PROPANC BIOPHARMA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and the Board of Directors of:

Propanc Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Propanc Biopharma, Inc. and Subsidiary (the “Company”) as of June 30, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended June 30, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2022 and 2021, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss of $2,658,087 and net cash used in operating activities of $1,436,304 for the fiscal year ended June 30, 2022. The Company has a working capital deficit, stockholder’s deficit, and accumulated deficit of $3,047,951, $3,023,649, and $61,557,893 respectively, at June 30, 2022. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Derivative Liabilities

As noted in footnote 1 “Derivative Instruments” and as described in Footnote 12 “Derivative Financial Instruments and Fair Value Measurements” to the consolidated financial statements, the Company recorded derivative transactions that resulted primarily in a net derivative expense in fiscal 2022 from change in fair value of derivative liabilities of $99,111, and derivative liabilities of $151,262 at June 30, 2022.

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

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2011

Boca Raton, Florida

September 28, 2022

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2022	June 30, 2021

ASSETS

CURRENT ASSETS:
Cash	$4,067	$2,255
GST tax receivable	2,342	4,341
Prepaid expenses and other current assets	8,621	-

TOTAL CURRENT ASSETS	15,030	6,596

Security deposit - related party	2,075	2,250
Operating lease right-of-use assets, net - related party	62,523	-
Property and equipment, net	2,023	4,255

TOTAL ASSETS	$81,651	$13,101

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$943,023	$1,002,335
Accrued expenses and other payables	466,115	892,151
Convertible notes and related accrued interest, net of discounts and premiums	984,260	624,583
Operating lease liability - related party, current portion	20,605	-
Embedded conversion option liabilities	151,262	54,220
Due to former director - related party	30,746	33,347
Loan from former director - related party	51,171	55,500
Employee benefit liability	415,799	418,538

TOTAL CURRENT LIABILITIES	3,062,981	3,080,674

NON-CURRENT LIABILITIES:
Operating lease liability - long-term portion - related party	42,319	-

TOTAL NON-CURRENT LIABILITIES	42,319	-

TOTAL LIABILITIES	$3,105,300	$3,080,674

Commitments and Contingencies (See Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares authorized; 500,000 shares issued and outstanding as of June 30, 2022 and 2021	$5,000	$5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of June 30, 2022 and 2021	-	-
Common stock, $0.001 par value; 3,000,000,000 shares authorized; 220,350,921 and 14,055,393 shares issued and outstanding as of June 30, 2022 and 2021, respectively	220,351	14,056
Common stock issuable (19,597,024 and 59 shares as of June 30, 2022 and 2021, respectively)	19,597	-
Additional paid-in capital	57,124,982	54,074,110
Subscription receivable	(23,758)	-
Accumulated other comprehensive income	1,234,549	1,085,204
Accumulated deficit	(61,557,893)	(58,199,466)
Treasury stock (1 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(3,023,649)	(3,067,573)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$81,651	$13,101

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended June 30,
	2022	2021

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	1,706,452	1,553,075
Occupancy expenses – related party	28,366	28,112
Research and development	256,052	230,956
TOTAL OPERATING EXPENSES	1,990,870	1,812,143

LOSS FROM OPERATIONS	(1,990,870)	(1,812,143)

OTHER INCOME (EXPENSE)
Interest expense	(568,798)	(449,457)
Interest income	5,613	1
Change in fair value of derivative liabilities	(99,111)	(8,186)
Gain from settlement of debt, net	-	49,319
Gain (loss) on extinguishment of debt, net	(17,503)	50,607
Foreign currency transaction gain (loss)	(42,395)	30,497
TOTAL OTHER EXPENSE, NET	(722,194)	(327,219)

LOSS BEFORE TAXES	(2,713,064)	(2,139,362)

Tax benefit	54,977	113,415

NET LOSS	$(2,658,087)	$(2,025,947)

Deemed Dividend	(700,340)	(391,749)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,358,427)	$(2,417,696)

BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS	$(0.05)	$(0.80)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	68,218,701	3,032,612

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,358,427)	$(2,417,696)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	149,345	(182,467)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	149,345	(182,467)

TOTAL COMPREHENSIVE LOSS	$(3,209,082)	$(2,600,163)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED JUNE 30, 2022 AND 2021

	Preferred Stock						Common Stock					Accumulated
	Series A		Series B		Common Stock		Issuable		Additional			Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2020	500,000	$5,000	1	$-	258,120	$258	-	$-	$50,913,893	$-	$(55,781,770)	$1,267,671	$(46,477)	$(3,641,425)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	8,786,113	8,787	-	-	1,230,288	-	-	-	-	1,239,075

Reversal of common stock issuable due to cancellation of conversions of convertible debt and accrued interest	-	-	-	-	(24,427)	(24)	-	-	(19,992)	-	-	-	-	(20,016)

Issuance of common stock for services	-	-	-	-	805,646	806	-	-	124,766	-	-	-	-	125,572

Issuance of common stock for exercise of warrants	-	-	-	-	29,820	29	-	-	776,015	-	-	-	-	776,044

Issuance of common stock for cashless exercise of warrants	-	-	-	-	4,199,979	4,200			(4,200)	-	-	-		-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	590,504	-	-	-	-	590,504

Reversal of put premium upon cancellation of conversions of convertible debt	-	-	-	-	-	-	-	-	(11,785)	-	-	-	-	(11,785)

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	82,872	-	-	-	-	82,872

Vested restricted stock units	-	-	-	-	-	-	59	-	-	-	-	-	-	-

Fractional difference due to the reverse stock-split	-	-	-	-	142	-	-	-	-	-	-	-	-	-

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(182,467)	-	(182,467)

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	391,749	-	(391,749)	-	-	-

Net loss for the fiscal year ended June 30, 2021	-	-	-	-	-	-	-	-	-	-	(2,025,947)	-	-	(2,025,947)

Balance at June 30, 2021	500,000	$5,000	1	$-	14,055,393	$14,056	59	$-	$54,074,110	$-	$(58,199,466)	$1,085,204	$(46,477)	$(3,067,573)

Issuance of common stock for cash	-	-	-	-	25,663,288	25,663	-	-	97,380	(23,758)	-	-	-	99,285

Issuance of common stock for offering cost	-	-	-	-	1,000,000	1,000	-	-	(1,000)	-	-	-	-	-

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	96,959,620	96,960	7,326,007	7,326	552,839	-	-	-	-	657,125

Issuance of common stock for services and accrued expenses	-	-	-	-	25,857,279	25,857	12,270,958	12,271	724,937	-	-	-	-	763,065

Issuance of common stock for exercise of warrants	-	-	-	-	15,625	15	-	-	624,986	-	-	-	-	625,001

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	56,799,716	56,800	-	-	(56,800)	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	335,677	-	-	-	-	335,677

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	72,513	-	-	-	-	72,513

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	149,345	-	149,345

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	700,340	-	(700,340)	-	-	-

Net loss for the fiscal year ended June 30, 2022	-	-	-	-	-	-	-	-	-	-	(2,658,087)	-	-	(2,658,087)

Balance at June 30, 2022	500,000	$5,000	1	$-	220,350,921	$220,351	19,597,024	$19,597	$57,124,982	$(23,758)	$(61,557,893)	$1,234,549	$(46,477)	$(3,023,649)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,658,087)	$(2,025,947)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	314,626	125,572
Foreign currency transaction (gain) loss	42,395	(30,497)
Depreciation expense	1,993	1,993
Amortization of debt discounts	47,971	136,527
Change in fair value of derivative liabilities	99,111	8,186
(Gain) loss on extinguishment of debt, net	17,503	(50,607)
Gain from settlement of debt, net	-	(49,319)
Stock option and restricted stock expense	72,513	82,872
Non-cash interest expense	2,250	16,500
Amortization of right-of-use assets	3,678	-
Accretion of put premium	452,308	200,410
Changes in Assets and Liabilities:
GST receivable	1,660	(2,147)
Prepaid expenses and other assets	(8,620)	-
Accounts payable	18,870	178,311
Deferred rent	-	(3,695)
Employee benefit liability	29,907	33,134
Accrued expenses and other payables	65,017	152,861
Accrued interest	63,878	80,582
Operating lease liability	(3,277)	-
NET CASH USED IN OPERATING ACTIVITIES	(1,436,304)	(1,145,264)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	766,500	325,000
Repayments of convertible promissory notes	-	(43,000)
Proceeds from the sale of common stock	99,285	-
Proceeds from the exercise of warrants	625,001	776,044
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,490,786	1,058,044

Effect of exchange rate changes on cash	(52,670)	22,468

NET INCREASE (DECREASE) IN CASH	1,812	(64,752)

CASH AT BEGINNING OF YEAR	2,255	67,007

CASH AT END OF YEAR	$4,067	$2,255

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$2,392	$13,621
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Common stock issued for offering cost applied against proceeds received	$20,000	$-
Subscription receivable	$23,758	$-
Reduction of put premium related to conversions of convertible notes	$335,677	$590,504
Conversion of convertible notes and accrued interest to common stock	$635,303	$1,142,205
Discounts related to derivative liability	$-	$-
Operating lease right-of-use asset and operating lease liability recorded pursuant to ASC 842	$66,201	$-
Reversal of common stock issuable and put premium due to cancellation of conversions of convertible debt and accrued interest	$-	$31,801
Accounts payable reclass to convertible notes	$-	$25,000
Common stock issued for accrued services	$448,440	$-
Deemed dividend upon alternate cashless exercise of warrants	$700,340	$391,749

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

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

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of June 30, 2022, there has been no activity within this entity.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to better reflect the Company’s stage of operations and development.

In July 2020, a world first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 43 granted, allowed, or accepted patents and 22 patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

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

On May 18, 2022, the board of directors of the Company approved and authorized, and the holders of a majority in interest of the Company’s voting capital stock approved by written consent, in accordance with Section 228 of the Delaware General Corporation Law, for the Company to file a Certificate of Amendment to its Certificate of Incorporation (the “Certificate”) with the Secretary of State of the State of Delaware, which increased the Company’s authorized capital stock. The Certificate increased the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 1,000,000,000 to 3,000,000,000. The number of authorized shares of preferred stock remains at 1,500,005, such that the total number of shares of all classes and series the Company is authorized to issue is 3,001,500,005 shares. The Certificate was filed and became effective on July 6, 2022. This increase is presented retroactively on the consolidated balance sheet.

Principles of Consolidation

The consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive wholly-owned subsidiary through June 30, 2022.

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

June 30, 2022 and 2021

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

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that the intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). Prior to July 1, 2020, the Company recorded the foreign currency transaction gains and losses from measuring the intercompany balances as a component of other income (expenses) titled foreign currency transaction gain (loss). For the year ended June 30, 2022 and 2021, the Company recognized an exchange gain (loss) of approximately $1,289,000 and $1,005,000, on intercompany loans made by the parent to the subsidiary which have not been repaid as of June 30, 2022.

As of June 30, 2022 and 2021, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2022	June 30, 2021
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.6915	0.7500

Average exchange rate for the period
USD : AUD exchange rate	0.7253	0.7473

Change in Accumulated Other Comprehensive Income (Loss) by component during the years ended June 30, 2022 and 2021 were as follows:

Foreign Currency Items:
Beginning balance, June 30, 2020	$1,267,671
Foreign currency translation gain	182,467
Balance, June 30, 2021	1,085,204
Foreign currency translation gain	149,345
Ending balance, June 30, 2022	$1,234,549

Fair Value of Financial Instruments and Fair Value Measurements

The Company measures its financial assets and liabilities in accordance with US GAAP. For certain financial instruments, including cash and cash equivalents, receivables, accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities. Amounts recorded for notes payable, net of discount, and loans payable also approximate fair value because current interest rates available for debt with similar terms and maturities are substantially the same.

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

June 30, 2022 and 2021

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

Also see Note 12 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts, as applicable, are reflected as a current liability on the balance sheets. There were no cash equivalents as of June 30, 2022 or June 30, 2021.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through June 30, 2022 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

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

As of June 30, 2022 and 2021, the Company was owed $2,342 and $4,341, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

Derivative Instruments

ASC Topic 815, Derivatives and Hedging (“ASC Topic 815”), establishes accounting and reporting standards for derivative instruments and for hedging activities by requiring that all derivatives be recognized in the balance sheet and measured at fair value. Gains or losses resulting from changes in the fair value of derivatives are recognized in earnings. On the date of conversion or payoff of debt, the Company records the fair value of the conversion shares, removes the fair value of the related derivative liability, removes any discounts and records a net gain or loss on debt extinguishment. On July 1, 2019 the Company adopted ASU 2017-11 under which down-round Features in Financial Instruments will no longer cause derivative treatment. The Company applied the modified prospective method of adoption. There were no cumulative effects on adoption.

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the fiscal years ended June 30, 2022 and 2021 were $256,052 and $230,956, respectively.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

During each of the fiscal years ended June 30, 2022 and 2021, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $54,977 and $113,415, respectively, which is reflected as a tax benefit in the accompanying consolidated statements of operations and comprehensive income (loss).

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

Leases

The Company follows ASC Topic 842, Leases (Topic 842) and applies the package of practical expedients, which permit it not to reassess under the new standard its prior conclusions about lease identification, lease classification and initial direct costs. In addition, the Company elected not to apply ASC Topic 842 to arrangements with lease terms of 12 month or less. Operating lease right of use assets (“ROU”) represents the right to use the leased asset for the lease term and operating lease liabilities are recognized based on the present value of future minimum lease payments over the lease term at commencement date. As most leases do not provide an implicit rate, the Company uses an incremental borrowing rate based on the information available at the adoption date in determining the present value of future payments. Lease expense for minimum lease payments is amortized on a straight-line basis over the lease term and is included in general and administrative expenses.

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

	June 30, 2022	June 30, 2021

Stock Options	59	59
Stock Warrants	105,420	121,329
Unvested restricted stock	59	59
Convertible Debt	127,062,326	12,416,972
Total	127,167,864	12,538,419

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

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

In August 2020, the FASB issued ASU 2020-06, “Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40)”. This ASU reduces the number of accounting models for convertible debt instruments and convertible preferred stock as well as amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. In addition, this ASU improves and amends the related EPS guidance. This standard is effective for us on July 1, 2024, including interim periods within those fiscal years. Adoption is either a modified retrospective method or a fully retrospective method of transition. The Company is currently assessing the impact of the new guidance will have on our consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the fiscal year ended June 30, 2022, the Company had no revenues, had a net loss of $2,658,087 and had net cash used in operations of $1,436,304. Additionally, as of June 30, 2022, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $3,047,951, $3,023,649, and $61,557,893, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this filing.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30:

	2022	2021

Office equipment at cost	$28,623	$28,623
Less: Accumulated depreciation	(26,600)	(24,368)

Total property, plant, and equipment	$2,023	$4,255

Depreciation expense for the years ended June 30, 2022 and 2021 were $1,993 and $1,993, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

NOTE 4 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to former director - related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed to the former director at June 30, 2022 and 2021 is $30,746 and $33,347, respectively. The Company plans to repay the advances as its cash resources allow (see Note 10).

NOTE 5 – LOANS AND NOTES PAYABLE

Loan from Former Director - Related Party

Loan from the Company’s former director at June 30, 2022 and 2021 were $51,171 and $55,500, respectively. The loan bears no interest and is payable on demand. The Company did not repay any amount on this loan during the years ended June 30, 2022 and 2021, respectively, (see Note 10).

NOTE 6 – CONVERTIBLE NOTES

The Company’s convertible notes outstanding at June 30, 2022 and 2021 were as follows:

	June 30, 2022	June 30, 2021
Convertible notes and debenture	$644,980	$400,128
Unamortized discounts	(31,669)	(6,139)
Accrued interest	57,822	34,098
Premium, net	313,127	196,496
Convertible notes, net	$984,260	$624,583

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

June 30, 2022 and 2021

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

The above notes issued to Eagle Equities were treated as stock settled debt under ASC 480 and accordingly, the Company recorded a total of $357,688 put premium, of which $133,557 were released to additional paid in capital following conversion of principal during the fiscal year to June 30, 2021.

There were $0 outstanding principal and accrued interest under the above Eagle Equities financing agreements as of June 30, 2021 as a result of the fiscal 2021 conversions.

Convertible Note Issued with Consulting Agreement

August 10, 2017 Consulting Agreement

On August 10, 2017, the Company entered into a consulting agreement, retroactive to May 16, 2017, with a certain consultant, pursuant to which the consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 junior subordinated convertible note. The maturity date of the August 10, 2017 Convertible Note was August 2019 and is currently past due (see Note 9). The note accrues interest at a rate of 10% per annum and is convertible into common stock at the lesser of $750 or 65% of the three lowest trades in the ten trading days prior to the conversion. The note was fully earned upon signing the agreement and matures on August 10, 2019. The Company accrued $155,000 related to this expense at June 30, 2017 and recorded the remaining $155,000 related to this expense in fiscal year 2018. Upon an event of default, principal and accrued interest will become immediately due and payable under the note. Additionally, upon an event of default, at the election of the holder, the note would accrue interest at a default interest rate of 18% per annum or the highest rate of interest permitted by law. The consulting agreement had a three-month term and expired on August 16, 2017. An aggregate total of $578,212 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the year ended June 30, 2018, the consultant converted $140,000 of principal and $10,764 of interest. During the year ended June 30, 2019, the consultant converted an additional $161,000 of principal and $19,418 of interest leaving a principal balance owed of $9,000 at June 30, 2019. During the year ended June 30, 2020, the consultant converted an additional $500 of principal and $5,248 of interest such that the remaining principal outstanding and accrued interest under this note as of June 30, 2020 was $8,500 and $22,168, respectively.

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

The total principal and accrued interest outstanding after adjustment due to the above mentioned March 15, 2021 settlement agreement under the August 10, 2017 Convertible Note was $80,000 and $3,738, respectively, as of June 30, 2021 following conversion of $20,000 of principal during the year ended June 30, 2021. The total principal and accrued interest outstanding under the August 10, 2017 Convertible Note was $79,000 and $10,185, respectively, as of June 30, 2022 following conversion of $1,000 of principal and $8,000 accrued interest during the year ended June 30, 2022.

GS Capital Financing Agreements

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

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

The note issued to GS capital above was treated as stock settled debt under ASC 480 and accordingly the Company recorded $38,667 put premium which was expensed in fiscal 2020 of which $38,667 was released to additional paid in capital following conversion of principal during the year ended June 30, 2021.

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

June 30, 2022 and 2021

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

Auctus Fund Financing Agreements

August 30, 2019 Securities Purchase Agreement

Effective August 30, 2019, the Company entered into a securities purchase agreement with Auctus Fund, LLC (“Auctus”), pursuant to which Auctus purchased a convertible promissory note (the “August 30, 2019 Auctus Note”) from the Company in the aggregate principal amount of $550,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Auctus. The transaction closed on August 30, 2019 and the Company received payment on September 4, 2019 in the amount of $550,000, of which $5,000 was paid directly toward legal fees and $40,000 to Auctus for due diligence fees resulting in net cash proceeds of $505,000. The maturity date of the August 30, 2019 Auctus Note was August 30, 2020. The August 30, 2019 Auctus Note bore interest at a rate of 10% per annum, but not payable until the August 30, 2019 Auctus Note became payable, whether at the maturity date or upon acceleration or by prepayment. The note was treated as stock settled debt under ASC 480 and accordingly the Company recorded a $366,667 put premium. The August 30, 2019 Auctus Note may not be prepaid without the written consent of Auctus. Any amount of principal or interest which was not paid when due shall bear interest at the rate of 24% per annum.

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

The conversion price for the August 30, 2019 Auctus Note was a Variable Conversion Price, being 60% of the Market Price on the date of conversion. Notwithstanding the foregoing, Auctus was restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Auctus and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

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

The August 30, 2019 Auctus Note contained certain events of default, upon which principal and accrued interest were to become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum.

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

The total principal amount outstanding under the above Auctus financing agreement, specifically the August 30, 2019 Auctus Note, was $0 and accrued interest of $0 as of June 30, 2022 following conversion of $32,848 of the principal balance and $716 of accrued interest during the year ended June 30, 2022. Accordingly, $21,899 of the put premium was released in respect of the August 30, 2019 Auctus Note during the year ended June 30, 2022 following conversion of the principal balance. Accordingly, there was no outstanding principal balance as of June 30, 2022.

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

June 30, 2022 and 2021

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

The total principal amount outstanding under the above Crown Bridge financing agreement was $65,280 and accrued interest of $16,138 as of June 30, 2021. The total principal amount outstanding under the above Crown Bridge financing agreement was $65,280 and accrued interest of $25,930 as of June 30, 2022.

GW Holdings Securities Purchase Agreements

October 1, 2019 Securities Purchase Agreement

Effective October 1, 2019, the Company entered into a securities purchase agreement with GW Holdings, pursuant to which GW Holdings purchased a convertible promissory note (the “October 1, 2019 GW Note”) from the Company in the aggregate principal amount of $131,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GW Holdings any time after the six-month anniversary of the October 1, 2019 GW Holdings Note. The transactions contemplated by the GW Holdings Securities Purchase Agreement closed on October 1, 2019. Pursuant to the terms of the GW Holdings Securities Purchase Agreement, the lender deducted $6,000 from the principal payment due under the October 1, 2019 GW Note, at the time of closing, to be applied to its legal expenses. The Company used the net proceeds of $125,000 from the October 1, 2019 GW Note for general working capital purposes. The maturity date of the October 1, 2019 GW Holdings was October 1, 2020. The October 1, 2019 GW Holdings Note bore interest at a rate of 8% per annum, which interest was paid by the Company to GW Holdings in shares of the Company’s common stock; but was not payable until the October 1, 2019 GW Holdings Note became payable, whether at the maturity date or upon acceleration or by prepayment.

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

The above notes issued to GW Holdings contain certain events of default, upon which principal and accrued interest were to become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

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

These notes were treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $174,666 put premium.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

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

The total principal amount outstanding and accrued interest under the above December 10, 2020 GW Holdings financing agreement, was $0 as of June 30, 2022 following conversion of $90,000 of the principal balance, $7,885 of accrued interest and $4,000 default penalty during the year ended June 30, 2022. Accordingly, $60,000 of the put premium was reclassed to additional paid in capital in respect of the December 10, 2020 GW Holdings Note during the year ended June 30, 2022 following conversion of the principal balance.

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

June 30, 2022 and 2021

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

Geneva Roth Remark Securities Purchase Agreements

December 2, 2020 Securities Purchase Agreement

Effective December 2, 2020, the Company entered into a securities purchase agreement with Geneva Roth Remark Holdings, Inc.(“Geneva Roth”), pursuant to which Geneva Roth purchased a convertible promissory note (the “December 2, 2020 Geneva Roth”) from the Company in the aggregate principal amount of $78,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Geneva Roth any time after the six month anniversary of the December 2, 2020 Geneva Roth. The December 2, 2020 Geneva Roth contained an original discount of $3,000. The Company used the net proceeds from the December 2, 2020 Geneva Roth for general working capital purposes. The maturity date of the December 2, 2020 Geneva Roth Note was December 2, 2021. The December 2, 2020 Geneva Roth Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Geneva Roth in shares of the Company’s common stock; but shall not be payable until the December 2, 2020 Geneva Roth Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

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

June 30, 2022 and 2021

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

During the first 60 to 180 days following the date of these notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the above notes issued to Geneva Roth, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 129% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such notes.

The conversion price for the above Geneva Roth notes was equal to a 35% discount of the market price based on the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, Geneva Roth shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Geneva Roth and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. These notes were treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $203,269 put premium for the five notes.

The above Geneva Roth notes contained certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

The total principal amounts outstanding under the above Geneva Roth financing agreements were $0 as of June 30, 2022 following conversion of $299,500 of the principal balance and $11,980 accrued interest during the year ended June 30, 2022. Accordingly, $161,269 of the put premium was released to additional paid in capital in respect of the Geneva Roth financing agreements during the year ended June 30, 2022 following conversion of the principal balance.

1800 Diagonal Lending (formerly known as Sixth Street Lending) Securities Purchase Agreements

October 21, 2021 Securities Purchase Agreement

Effective October 21, 2021, the Company entered into a securities purchase agreement with Sixth Street Lending LLC (“Sixth Street”), pursuant to which Sixth Street purchased a convertible promissory note (the “October 21, 2021 Sixth Street”) from the Company in the aggregate principal amount of $63,750, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Sixth Street any time after the six-month anniversary of the October 21, 2021 Sixth Street. The October 21, 2021 Sixth Street contained debt issue costs of $3,750. The Company used the net proceeds from the October 21, 2021 Sixth Street for general working capital purposes. The maturity date of the October 21, 2021 Sixth Street Note is October 21, 2022. The October 21, 2021 Sixth Street Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Sixth Street in shares of the Company’s common stock; but shall not be payable until the October 21, 2021 Sixth Street Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

November 26, 2021 Securities Purchase Agreement

Effective November 26, 2021, the Company entered into a securities purchase agreement with Sixth Street Lending LLC pursuant to which Sixth Street purchased a convertible promissory note (the “November 26, 2021 Sixth Street”) from the Company in the aggregate principal amount of $53,750, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Sixth Street any time after the six-month anniversary of the November 26, 2021 Sixth Street. The November 26, 2021 Sixth Street contained debt issue costs of $3,750. The Company used the net proceeds from the November 26, 2021 Sixth Street for general working capital purposes. The maturity date of the November 26, 2021 Sixth Street Note is November 26, 2022. The November 26, 2021 Sixth Street Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Sixth Street in shares of the Company’s common stock; but shall not be payable until the November 26, 2021 Sixth Street Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

January 4, 2022 Securities Purchase Agreement

Additionally, effective January 4, 2022, the Company entered into a securities purchase agreement with Sixth Street Lending LLC pursuant to which Sixth Street purchased a convertible promissory note (the “January 4, 2022 Sixth Street”) from the Company in the aggregate principal amount of $63,750, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Sixth Street any time after the six-month anniversary of the January 4, 2022 Sixth Street. The January 4, 2022 Sixth Street contains debt issue costs of $3,750. The Company intends to use the net proceeds from the January 4, 2022 Sixth Street for general working capital purposes. The maturity date of the January 4, 2022 Sixth Street Note is January 4, 2023. The January 4, 2022 Sixth Street Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Sixth Street in shares of the Company’s common stock; but shall not be payable until the January 4, 2022 Sixth Street Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

March 7, 2022 Securities Purchase Agreement

Additionally, effective March 7, 2022, the Company entered into a securities purchase agreement with Sixth Street Lending LLC pursuant to which Sixth Street purchased a convertible promissory note (the “March 7, 2022 Sixth Street”) from the Company in the aggregate principal amount of $68,750, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Sixth Street any time after the six-month anniversary of the March 7, 2022 Sixth Street. The March 7, 2022 Sixth Street contains debt issue costs of $3,750. The Company intends to use the net proceeds from the March 7, 2022 Sixth Street for general working capital purposes. The maturity date of the March 7, 2022 Sixth Street Note is March 7, 2023. The March 7, 2022 Sixth Street Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Sixth Street in shares of the Company’s common stock; but shall not be payable until the March 7, 2022 Sixth Street Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

April 12, 2022 Securities Purchase Agreement

Effective April 12, 2022, the Company entered into a securities purchase agreement with Sixth Street Lending LLC, pursuant to which Sixth Street purchased a convertible promissory note (the “April 12, 2022 Sixth Street”) from the Company in the aggregate principal amount of $68,750, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Sixth Street any time after the six-month anniversary of the April 12, 2022 Sixth Street. The April 12, 2022 Sixth Street contains debt issue costs of $3,750. The Company intends to use the net proceeds from the April 12, 2022 Sixth Street for general working capital purposes. The maturity date of the April 12, 2022 Sixth Street Note is April 12, 2023. The April 12, 2022 Sixth Street Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Sixth Street in shares of the Company’s common stock; but shall not be payable until the April 12, 2022 Sixth Street Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

May 12, 2022 Securities Purchase Agreement

Effective May 12, 2022, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC (“1800 Diagonal”), pursuant to which 1800 Diagonal purchased a convertible promissory note (the “May 12, 2022 1800 Diagonal Note”) from the Company in the aggregate principal amount of $63,750, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after the six-month anniversary of the May 12, 2022 1800 Diagonal Note. The May 12, 2022 1800 Diagonal Note contains debt issue costs of $3,750. The Company intends to use the net proceeds from the May 12, 2022 1800 Diagonal Note for general working capital purposes. The maturity date of the May 12, 2022 1800 Diagonal Note is May 12, 2023. The May 12, 2022 1800 Diagonal Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to 1800 Diagonal in shares of the Company’s common stock; but shall not be payable until the May 12, 2022 1800 Diagonal Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

During the first 60 to 180 days following the date of the above listed notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the above notes issued, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 129% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such notes.

The conversion price for the above 1800 Diagonal notes shall be equal to a 35% discount of the market price which means the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, 1800 Diagonal shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by 1800 Diagonal and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. These notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $205,962 put premium.

The above 1800 Diagonal notes contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

Other than as described above, the above 1800 Diagonal notes contain certain events of default, including failure to timely issue shares upon receipt of a notice of conversion, as well as certain customary events of default, including, among others, breach of covenants, representations or warranties, insolvency, bankruptcy, liquidation and failure by the Company to pay the principal and interest due under the Note. Additional events of default shall include, among others: (i) failure to reserve at least five times the number of shares issuable upon full conversion of the Note; (ii) bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings, voluntary or involuntary, for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Company or any subsidiary of the Company; provided, that in the event such event is triggered without the Company’s consent, the Company shall have sixty (60) days after such event is triggered to discharge such event, (iii) the Company’s failure to maintain the listing of the common stock on at least one of the OTC markets (which specifically includes the quotation platforms maintained by the OTC Markets Group) or an equivalent replacement exchange, the Nasdaq National Market, the Nasdaq Small Cap Market, the New York Stock Exchange, or the American Stock Exchange, (iv) The restatement of any financial statements filed by the Company with the SEC at any time after 180 days after the issuance date for any date or period until this note is no longer outstanding, if the result of such restatement would, by comparison to the un-restated financial statement, have reasonably constituted a material adverse effect on the rights of 1800 Diagonal with respect to this note or the Purchase Agreement, and (v) the Company’s failure to comply with its reporting requirements of the Securities and Exchange Act of 1934 (the “Exchange Act”), and/or the Company ceases to be subject to the reporting requirements of the Exchange Act.

In the event that the Company fails to deliver the shares of common stock issuable upon conversion of principal or interest under the above 1800 Diagonal notes within three business days of a notice of conversion by 1800 Diagonal, the Company shall incur a penalty of $1,000 per day, provided, however, that such fee shall not be due if the failure to deliver the shares is a result of a third party such as the transfer agent.

Upon the occurrence and during the continuation of certain events of default, the above 1800 Diagonal notes will become immediately due and payable and the Company will pay 1800 Diagonal in full satisfaction of its obligations in the amount equal to 150% of an amount equal to the then outstanding principal amount of the above 1800 Diagonal notes plus any interest accrued upon such event of default or prior events of default (the “Default Amount”). Further upon the occurrence and during the continuation of any event of default specified in section 3.2 as defined in the 1800 Diagonal note agreements and relates to the failure to issue shares of the Company’s common stock upon the conversion of 1800 Diagonal notes, such above 1800 Diagonal notes shall become immediately due and payable in an amount equal to the Default Amount multiplied by two.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

The total principal amount outstanding under the above Sixth Street financing agreements were $265,000 and accrued interest of $6,081 as of June 30, 2022 following conversion of $117,500 of the principal balance and $4,700 accrued interest during the year ended June 30, 2022. Accordingly, $63,269 of the put premium was released to additional paid in capital in respect to the Sixth Street financing agreements during the year ended June 30, 2022 following conversion of the principal balance.

ONE44 Capital Securities Purchase Agreements

December 7, 2021 Securities Purchase Agreement

Effective December 7, 2021, the Company entered into a securities purchase agreement with ONE44 Capital LLC (“ONE44”), pursuant to which ONE44 purchased a convertible promissory note (the “December 7, 2021 ONE44”) from the Company in the aggregate principal amount of $170,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of ONE44 any time after the six-month anniversary of the December 7, 2021 ONE44. The December 7, 2021 ONE44 contains an original discount and debt issue cost for a total of $25,500. The Company intends to use the net proceeds from the December 7, 2021 ONE44 for general working capital purposes. The maturity date of the December 7, 2021 ONE44 is December 7, 2022. The December 7, 2021 ONE44 bears interest at a rate of 10% per annum, which interest may be paid by the Company to ONE44 in shares of the Company’s common stock; but shall not be payable until the December 7, 2021 ONE44 Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

March 29, 2022 Securities Purchase Agreement

Effective March 29, 2022, the Company entered into a securities purchase agreement with ONE44 Capital LLC, pursuant to which ONE44 purchased a convertible promissory note (the “March 29, 2022 ONE44”) from the Company in the aggregate principal amount of $120,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of ONE44 any time after the six-month anniversary of the March 29, 2022 ONE44. The December 7, 2021 ONE44 contains an original discount and debt issue cost for a total of $18,000. The Company intends to use the net proceeds from the March 29, 2022 ONE44 for general working capital purposes. The maturity date of the March 29, 2022 ONE44 is March 29, 2023. The March 29, 2022 ONE44 bears interest at a rate of 10% per annum, which interest may be paid by the Company to ONE44 in shares of the Company’s common stock; but shall not be payable until the March 29, 2022 ONE44 Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

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

The above ONE44 notes contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. In the event that the Company fails to deliver to ONE44 shares of common stock issuable upon conversion of principal or interest under the ONE44 note, the penalty shall be $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty shall increase to $500 per day beginning on the 10th day. In an event of breach of section 8m as defined in the ONE44 note agreements, such ONE44 notes shall incur penalty and will increase the outstanding principal amounts by 20%.

The total principal amount outstanding under the above ONE44 financing agreements were $235,700 and accrued interest of $9,519 as of June 30, 2022 following conversion of $54,300 of the principal balance and $2,873 accrued interest during the year ended June 30, 2022. Accordingly, $29,238 of the put premium was released to additional paid in capital in respect to the ONE44 financing agreements during the year ended June 30, 2022 following conversion of the principal balance.

Convertible notes in default

There are two convertible notes that are currently past due and are in default, consisting of $144,280 principal and $33,930 accrued interest which includes interest accruing at the default interest rates ranging from 15% to 18%.

Amortization of debt discounts

The Company recorded $73,500 and $211,000 of debt discounts related to the above note issuances during the years ended June 30, 2022 and 2021, respectively. The Company recorded $452,308 and $498,160 of put premiums related to the above note issuances during the years ended June 30, 2022 and 2021, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

Amortization of all debt discounts for the years ended June 30, 2022 and 2021 was $47,971 and $136,527, respectively.

The Company reclassified $335,677 and $590,504 in put premiums to additional paid in capital following conversions during the year ended June 30, 2022 and 2021, respectively.

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

On November 23, 2010, the Company was incorporated in the state of Delaware. In January 2011, the Company acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis with Propanc PTY LTD becoming a wholly owned subsidiary of the Company. As a result of these transactions, the Company is subject to the income tax laws of both the United States and Australia for the years ended June 30, 2013 through June 30, 2022.

The reconciliation of income tax expense computed at the U.S. federal statutory rate of 21% to the income tax provision for the years ended June 30, 2022 and 2021 is as follows:

	Year Ended
US	June 30, 2022	June 30, 2021
Loss before Income taxes	$(2,658,087)	$(2,025,947)

Taxes under statutory US tax rates	$(558,198)	$(425,449)
Increase (decrease) in valuation allowance	339,334	1,146,001
Prior period adjustment	-	(1,063,710)
Foreign tax rate differential	(64,349)	(51,169)
Income tax rate change	272,008	392,767
Other	11,205	1,559
Income tax (expense) benefit	$-	$-

The Company reflects a tax benefit on its consolidated statement of operations and comprehensive income (loss) in 2022 and 2021 of $54,977 and $113,415, respectively. These amounts are research and development tax credits and are not considered income tax.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Year Ended
	June 30, 2022	June 30, 2021
Deferred tax assets
Warrant Derivative Liability	$7,403	$7,403
Accrued Expenses	363,873	342,464
Prepaid Investor Services	427,318	444,411
Non-cash interest	709,936	687,529
Intangibles (Intellectual Property and Patent Cost)	293,260	259,743
Deferred Rent	4,198	4,262
Formation Expense	6,553	6,815
Net Operating Loss carryforward	8,759,357	8,546,920
Foreign Exchange Loss (OCI)	(39,379)	(39,379)
Revalue of derivative liability	460,772	439,958
Stock Based Compensation	84,028	51,481
Total Deferred tax assets	$11,077,318	$10,751,607

Deferred tax liabilities
R&D	$(170,435)	$(197,604)
Gain on extinguishment of debt	(259,470)	(277,614)
Capital Raising Costs	(352,981)	(321,291)
Total deferred tax liabilities	$(782,886)	$(796,509)

Net deferred tax assets	$10,294,432	$9,955,098
Valuation allowance	(10,294,432)	(9,955,098)
Net deferred tax assets	$-	$-

At June 30, 2022, the Company had U.S. net operating loss carry forwards of approximately $10,183,947 that may be offset against future taxable income, subject to limitation under IRC Section 382. Of the approximately $10.2 million of net operating loss carryforwards, $7.2 million will begin to expire in 2024 and the remaining $3.0 million will not expire but is subject to annual usage limitations. The Australian tax rate changed from 26% in 2021 to 25% in 2022. At June 30, 2022, the Company had Australia net operating loss carry forwards of approximately $26,482,912 which can be carried forward without expiration. No tax benefit has been reported in the June 30, 2022 and 2021 consolidated financial statements due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of June 30, 2022 and 2021, respectively.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statement of operations. As of June 30, 2022, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended June 30, 2022 and 2021. The Company did not recognize any interest or penalties during fiscal 2022 or 2021 related to unrecognized tax benefits.

The income tax returns filed for the tax years from inception will be subject to examination by the relevant taxing authorities.

NOTE 8 – STOCKHOLDERS’ DEFICIT

Increase in Authorized Shares of Common Stock and Reverse Stock Split

On May 18, 2022, the board of directors of the Company approved and authorized, and the holders of a majority in interest of the Company’s voting capital stock approved by written consent, in accordance with Section 228 of the Delaware General Corporation Law, for the Company to file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware, which increased the Company’s authorized capital stock. The Certificate increased the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 1,000,000,000 to 3,000,000,000. The number of authorized shares of preferred stock remains at 1,500,005, such that the total number of shares of all classes and series the Company is authorized to issue is 3,001,500,005 shares. The Certificate was filed and became effective on July 6, 2022.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

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

Of the total preferred shares authorized, 500,000 have been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on December 9, 2014. James Nathanielsz, the Company’s Chief Executive Officer and Chief Financial Officer, beneficially owns all of the outstanding shares of Series A Preferred Stock via North Horizon Pty Ltd., which entitles him, as a holder of Series A Preferred Stock, to vote on all matters submitted or required to be submitted to a vote of the Company’s stockholders, except election and removal of directors, and each share of Series A Preferred Stock entitles him to two votes per share of Series A Preferred Stock. North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer, Chief Financial Officer and a director of our Company, has voting and investment power over these shares. 500,000 shares of Series A Preferred Stock are issued and outstanding as of June 30, 2022 and 2021.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on June 16, 2015, up to five shares have been designated as Series B Preferred Stock (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of June 30, 2022 and 2021. Mr. Nathanielsz directly beneficially owns such one share of Series B Preferred Stock.

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued during fiscal year 2022 and 2021.

Common Stock

Shares issued under the Equity Line

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

The Company agreed to pay to Dutchess a commitment fee for entering into the Purchase Agreement of 1,000,000 restricted shares of the Company’s common stock. The 1,000,000 shares of common stock were valued at approximately $0.02 per share or $20,000, being the closing price of the stock on November 30, 2021, the date of grant. The shares were issued on December 10, 2021. The Company initially recorded deferred offering cost of $20,000. The Company deferred these costs until such time that the associated financings were completed. Upon completion and recognition of the proceeds, any deferred offering costs will be reported as a direct deduction from the amount of the proceeds received as a charge to additional paid in capital. During the year ended June 30, 2022, the $20,000 deferred offering cost was directly deducted from the proceeds received below.

Between April 5, 2022 and June 30, 2022, the Company issued an aggregate of 25,663,288 shares of its common stock at an average price per share of approximately $0.01, as a result of delivering four draw down notices to the Investor. Consequently, the Company received gross aggregate proceeds of $99,285 and subscription receivable of $23,758 from such draw down notice. The Company collected the $23,758 subscription receivable in August 2022.

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

During the year ended June 30, 2021, converted notes totaling principal amount of $95,000 and accrued interest of $3,000 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $178,368 resulting in a loss on extinguishment at the time of conversion of $80,368 and $130,975 of derivative fair value was recorded as a gain on extinguishment at the time of conversion.

The Company reclassified $590,504 to additional paid in capital following conversions of notes accounted for as stock settled debt during the year ended June 30, 2021.

During the year ended June 30, 2022, the Company issued an aggregate of 96,959,620 shares of its common stock and common stock issuable of 7,326,007 at average contractual conversion prices ranging from $0.01 to $0.04, as a result of the conversion of principal of $599,148, interest of $36,154 and conversion fees $2,250 underlying certain outstanding convertible notes converted during the year. The total recorded to equity was $657,125 including the $19,572 discussed below. The common stock issuable of 7,326,007 shares were issued on July 12, 2022.

During the year ended June 30, 2022, converted notes - principal of $1,000 and accrued interest of $8,000 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued upon conversion was $28,572 resulting in a loss on extinguishment at the time of conversion of $19,572 and $2,069 of derivative fair value was recorded as a gain on extinguishment at the time of conversion. The Company reclassified $335,677 to additional paid in capital following conversions of notes accounted for as stock settled debt during the year ended June 30, 2022.

The Company has 730,181,169 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at June 30, 2022.

Shares issued for services and accrued expenses

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

On August 12, 2021, the Board approved the issuance of 2,800,000 shares of the Company’s common stock for bonus payable of $84,000 as of June 30, 2021 to an employee who is the wife of the CEO of the Company. The 2,800,000 shares of common stock were valued at approximately $0.03 per share or $87,920, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021. The Company recorded stock-based compensation of $3,920 during the year ended June 30, 2022 and reclassified bonus payable of $84,000 to additional paid in capital upon issuance.

On August 12, 2021, the Board approved the issuance of 166,667 shares of the Company’s common stock for legal services rendered for the month of August 2021. The 166,667 shares of common stock were valued at approximately $0.05 per share or $7,883, being the closing price of the stock on August 31, 2021, the date of grant. The shares were issued on September 3, 2021. The Company recorded stock-based compensation of $7,883 during the year ended June 30, 2022.

In September 2021, the Company issued 2,819,712 shares of the Company’s common stock to a consultant for services rendered from July 2021 to September 2021 valued at approximately $0.04 per share or $104,611, being the closing price of the stock on the date of grant to such consultant. The Company recorded stock-based compensation of $104,611 during the year ended June 30, 2022.

On January 20, 2022, the Board approved the issuance of 666,667 shares of the Company’s common stock for legal services rendered in January 2022. The 666,667 shares of common stock were valued at approximately $0.03 per share or $20,000, being the average closing prices of the stock for the month of January 2022, the date of grant. The Company recorded stock-based compensation of $20,000 during the year ended June 30, 2022.

On January 24, 2022, the Company issued 2,274,224 shares of the Company’s common stock to a consultant for services rendered from October 2021 to December 2021. The Company issued 2,274,224 shares of the Company’s common stock valued at approximately $0.02 per share or $45,030, being the closing price of the stock on the date of grant to such consultant. The Company recorded stock-based compensation of $45,030 during the year ended June 30, 2022.

On February 17, 2022, the Board approved the issuance of 1,148,326 shares of the Company’s common stock to a consultant for services rendered upon the termination of the consulting agreement (see Note 9). The Company valued the shares at approximately $0.02 per share or $24,000 being the closing price of the stock on the date of grant to such consultant. The shares were issued on April 7, 2022. The Company recorded stock-based compensation of $24,000 during the year ended June 30, 2022.

On April 13, 2022, the Company issued 3,833,683 shares of the Company’s common stock to a consultant for services rendered from January 2022 to March 2022. The Company issued 3,833,683 shares of the Company’s common stock valued at approximately $0.0122 per share or $46,771, being the closing price of the stock on the date of grant to such consultant. The Company recorded stock-based compensation of $46,771 during the year ended June 30, 2022.

On June 30, 2022, the Board approved the issuance of 12,270,958 shares of the Company’s common stock to a consultant for services rendered from April 2022 to June 2022. The 12,270,958 shares was reflected as common stock issuable and was valued at approximately $0.0037 per share or $45,403, being the closing price of the stock on the date of grant to such consultant. The Company recorded stock-based compensation of $45,403 during the year ended June 30, 2022. The common stock issuable of 12,270,958 shares were issued on July 1, 2022.

Nathanielsz Cancellation Agreement

On August 12, 2021, the Company entered into a Cancellation Agreement with James Nathanielsz (“Nathanielsz”), Chief Executive Officer and Director of the Company, whereby Nathanielsz agreed to cancel his cash compensation bonus award for fiscal year 2021, ended June 30, 2021, in exchange for common stock of the Company. The Company and Nathanielsz entered into an Amended and Restated Employment Agreement dated May 14, 2019 (the “Agreement”). Pursuant to the terms of the Agreement, Nathanielsz was eligible to earn an annual fiscal year cash performance bonus for each fiscal year of his employment period with the Company with a target performance bonus of 200% of his average annualized base salary during the fiscal year for which the performance bonus is earned. On July 20, 2021, Nathanielsz was awarded a “target” bonus of 78%, or $177,840 USD (the “Debt”) for the fiscal year ended June 30, 2021, by the Company’s Board of Directors (the “Board”). Pursuant to the Cancellation Agreement, Nathanielsz agreed to cancel this Debt in exchange for 5,928,000 shares of the common stock of the Company (the “Shares”), valued at approximately $0.03 per share or $186,139, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021. The Company recorded stock-based compensation of $8,299 during the year ended June 30, 2022 and reclassified bonus payable of $177,840 to additional paid in capital upon issuance.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

Kenyon Cancellation Agreement

On August 12, 2021, the Company entered into a Cancellation Agreement with Dr. Julian Kenyon (“Kenyon”), Chief Scientific Officer and Director of the Company, whereby Kenyon agreed to cancel of $102,600 USD of accrued salary due him as of June 30, 2021, pursuant to that certain Amended and Restated Services Agreement by and between Kenyon and the Company, dated May 14, 2019, in exchange for 3,420,000 shares of common stock of the Company (the “Shares”), valued at approximately $0.03 per share or $107,388, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021. The Company recorded stock-based compensation of $4,788 during the year ended June 30, 2022 and reclassified accrued expenses of $102,600 to additional paid in capital upon issuance.

Zelinger Amended and Restated Director Agreement

On August 12, 2021, the Company entered into an Amended and Restated Director Agreement (the “Director Agreement”) with Josef Zelinger (“Zelinger”). Pursuant to the terms of the Director Agreement, the Company shall pay Zelinger a base salary of $250.00 AUD ($184 USD) per month, payable on the first day of each month. In addition, the Company may compensate Zelinger additional consideration for advisory services performed by the Director, either in the form of cash or common stock, at the discretion of the Board. The Company issued 2,800,000 shares of common stock of the Company for accrued director services of $84,000 as of June 30, 2021. The 2,800,000 shares of common stock were valued at approximately $0.03 per share or $87,920, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021. The Company recorded stock-based compensation of $3,920 during the year ended June 30, 2022 and reclassified accrued expenses of $84,000 to additional paid in capital upon issuance.

Shares issued for exercise of warrants

During the year ended June 30, 2021, the Company received aggregate gross proceeds of $776,044 from the exercise of 10,445 prefunded warrants and 19,375 Series B Warrants resulting in the issuance of 29,820 shares of common stock.

During the year ended June 30, 2022, the Company received aggregate gross proceeds of $625,000 from the exercise of 15,625 Series B Warrants with an exercise price of $40 per share and issued 15,625 shares of common stock.

Additionally, during the year ended June 30, 2021, the Company issued 4,199,979 shares of common stock from the alternate cashless exercise of 20 Series A and 1 Series C warrants. During the year ended June 30, 2022, the Company issued 56,799,716 shares of common stock from the alternate cashless exercise of 284 Series A warrants with an original exercise price of $200 and alternate cashless exercise price of $0.001. The Alternate Cashless Exercise provision, for a cashless conversion at the holder’s option, is available should the trading price of the Company’s common stock fall below $200 per share calculated based on the difference between the exercise price of the Series A Warrant and 70% of the market price. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $700,340 and $391,749, during the years ended June 30, 2022 and 2021, respectively, and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants.

Restricted Stock Units

Pursuant to employment agreements dated in May 2019, the Company granted an aggregate of 78 and 39 restricted stock unit to the Company’s Chief Executive Officer and Chief Scientific Officer, respectively. The total 117 restricted stock units are subject to vesting terms as defined in the employment agreements. The 117 restricted stock units were valued at the fair value of $4,250 per unit or $497,240 based on the quoted trading price on the date of grant. There were $248,620 unrecognized restricted stock units expense as of June 30, 2022. There are 59 unvested restricted stock units which are subject to various performance conditions which have not yet been met and such restricted stock units have not yet vested as of June 30, 2022 and 2021 to which the $248,620 relates.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

Stock Options

A summary of the Company’s stock option activity during the years ended June 30, 2022 and 2021 is presented below:

		Weighted
	Number of	Average
	Options	Price Per Share
Outstanding at June 30, 2020	60	$76,370
Issued	-	-
Exercised	-	-
Expired	(1)	3,750,000
Outstanding at June 30, 2021	59	$13,730
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2022	59	$4,533

Exercisable at June 30, 2022	59	$4,531
Outstanding and Exercisable:

Weighted average remaining contractual term	6.88
Weighted average fair value of options granted during the period	$-
Aggregate intrinsic value	$-

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

During the years ended June 30, 2022 and 2021, the Company recognized stock-based compensation of $72,513 and $82,872 related to vested stock options. There was $0 of unvested stock options expense as of June 30, 2022.

No stock options were granted during the years ended June 30, 2022 and 2021.

Stock Warrants

The following table summarizes common stock warrant activity for the years ended June 30, 2022 and 2021:

		Weighted
	Number of	Average
	Warrants	Price Per Share
Outstanding at June 30, 2020	151,170	$150.00
Issued	-	-
Exercised	(29,841)	26.15
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2021	121,329	$179.63
Issued	-	-
Exercised	(15,909)	42.86
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2022	105,420 *	$200.27

Exercisable at June 30, 2022	76,671	$275.37
Outstanding and Exercisable:

Weighted average remaining contractual term	0.77
Aggregate intrinsic value	$-

*	The total warrants of 105,420 above consisted of the following:

	Number of Warrants	Exercisable
Series A warrants	10,946	10,946
Series B warrants	28,750	28,750
Series C warrants	63,749	35,000
Warrants with no class designation	1,975	1,975
Total	105,420	76,671

In connection with the issuance of shares on April 3, 2020, the Company closed on a transaction related to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into on March 30, 2020, whereby an investor purchased from the Company, 7,500 units, each consisting of (i) 1.5 shares of the Company’s common stock, or pre-funded warrants upon Investor’s election due to the 4.99% blocker provision and (ii) 1.5 warrants to purchase one share of Common Stock (“Series A Warrants”, and collectively with the Common Stock the “Units”). In addition to the Units, the Investor was issued 63,750 warrants to purchase one share of Common Stock (the “Series B Warrants”) and an additional 63,750 warrants to purchase one share of Common Stock, subject to a vesting schedule (the “Series C Warrants” and, together with the Prefunded Warrants, the Series A Warrants, and the Series B Warrants, the “Warrants”).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

Due to the Beneficial Ownership Limitation, the Company granted 10,445 Prefunded Warrants with exercise price of $0.10 (but can be less than par value). The Prefunded Warrants shall be exercisable immediately and shall expire when exercised in full.

Series A Warrants

Pursuant to the Securities Purchase Agreement entered into March 20, 2020 as discussed above, the Investor purchased Series A Warrants to purchase up to 11,250 shares of Common Stock, subject to adjustment as provided therein. The Series A Warrants have a cash exercise price of $200 per share and are immediately exercisable and expire in 3 years. The Series A Warrants contain a provision for cashless exercise in the event there is no effective registration statement registering the shares underlying the Series A Warrants calculated based on the difference between the exercise price of the Series A Warrant and the trading price of the stock (the “Cashless Exercise”).Additionally, the Series A Warrants contain a provision for a cashless conversion at the Holder’s option should the trading price of the Common Stock fall below $200 per share calculated based on the difference between the exercise price of the Series A Warrant and 70% of the Market Price, as defined therein (the” Alternate Cashless Exercise”). The Alternate Cashless Exercise price is $0.001. See above “Shares issued for exercise of warrants” for discussion of deemed dividend related to alternate cashless exercise.

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

During the year ended June 30, 2022, the Company received aggregate gross proceeds of $625,001 from the exercise of 15,625 Series B Warrants and issued 15,625 shares of common stock. During the year ended June 30, 2022, the Company issued 56,799,716 shares of common stock from the alternate cashless exercise of 284 Series A warrants.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

Regal Consulting, LLC (“Regal”) initiated litigation against the Company in Clark County District Court, Nevada on November 18, 2019. Regal was demanding approximately $400,000 and 60 shares of the Company’s common stock as payment for services that Regal purports to have performed. Regal additionally claimed that $106,500 remained due on a Convertible Note executed by the Company in May of 2017 and asserted that it was owed in excess of $100,000 in penalties in connection with the Company’s refusal to honor certain Conversion Notices. The Company filed an Answer and Counterclaim, denying liability and alleging that Regal procured by fraud the Company’s execution of various consulting agreements and additionally failed to provide the consulting services contemplated by said agreements. On December 23, 2020, the parties mediated their dispute and negotiated a settlement agreement. On March 15, 2021, the Company entered into a Settlement and Mutual Release Agreement with Regal whereby both parties agreed to settle all claims and liabilities under the August 10, 2017 Convertible note (see Note 6) for a total of $100,000. All other terms of the August 10, 2017 Convertible Note shall remain in full force and effect. Both parties agree that all future penalties under this convertible note are waived unless the Company fails to authorize the issuance of the requested shares upon conversion. The Company has the right to pay off the balance of any remaining amounts dues under this convertible note in cash at any time 61 days after March 15, 2021. Prior to the Settlement Agreement, the Company recorded total liabilities $56,762 consisting of remaining principal amount of $8,500, accrued interest of $23,262 and accrued expenses of $25,000. Accordingly, the Company recognized loss from settlement of debt of $43,238 during the year ended June 30, 2021.

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company’s parent U.S. entity is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure in the June 30, 2022 and 2021 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

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

Operating Leases

On May 5, 2016, the Company entered into a new five-year operating lease agreement with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors, with monthly rent at $3,606 AUD or $2,469 USD (depending on exchange rate), inclusive of GST (see Note 10). The initial rental amount was $3,000 AUD and subject to 3% yearly escalation. Such lease expired in May 2021 and was renewed for another one-year term from May 2021 to May 2022. On May 4, 2022, the Company entered in a three-year lease agreement with North Horizon Pty Ltd. for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes. On May 4, 2022, the Company recorded right-of-use assets $66,201 and total lease liabilities of $66,201 based on an incremental borrowing rate of 8%.

ROU is summarized below:

	June 30, 2022	June 30, 2021
Office lease	$66,201	$48,662
Less: accumulated amortization	(3,678)	(48,662)
Right-of-use asset, net	$62,523	$-

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

Operating Lease liabilities are summarized below:

	June 30, 2022	June 30, 2021
Office lease	$66,201	$48,662
Reduction of lease liability	(3,277)	(48,662)
Less: office lease, current portion	(20,605)	-
Long term portion of lease liability	$42,319	$-

Remaining future minimum lease payments under non-cancelable operating lease at June 30, 2022 are as follows:

Fiscal Year 2023	$24,894
Fiscal Year 2024	24,894
Fiscal Year 2025	20,745
Imputed interest	(7,609)
Total operating lease liability	$62,924

The weighted average remaining lease term for the operating lease is 2.77 years.

Collaboration Agreement

On September 13, 2018, the Company entered into a two-year collaboration agreement with the University of Jaén (the “University”) to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the University approximately 52,000 Euros ($59,508 USD) in year one and a maximum of 40,000 Euros ($45,775 USD) in year two. The Company paid 31,754 Euros ($36,117 USD) in 2019 and has accrued 28,493 Euros ($24,043 USD) as of June 30, 2021. Additionally, in exchange for full ownership of the intellectual property the Company agreed to pay royalties of 2% of net revenues to the University. On October 1, 2020, the Company entered into another two-year collaboration agreement with the University of Jaén to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the University approximately 30,000 Euros ($35,145 USD) which shall be paid in four installment payment of 5,000 Euros in November 2020, 5,000 Euros ($5,858) in March 2021, 10,000 Euros ($11,715) in December 2021 and 10,000 Euros ($11,715) in September 2022. Additionally, the University shall hire and train a doctoral student for this project and as such the Company shall pay the University 25,837 Euros ($30,268 USD). In exchange for full ownership of the intellectual property the Company agreed to pay royalties of 2% of net revenues to the University. As of June 30, 2022, the Company has $0 balance due to the University.

Consulting Agreement

On October 1, 2021, the Company entered into a consulting agreement (the “Consulting Agreement”) with a consultant who will assist in the development of the Company’s business and financing activities. The consultant will serve initially as an independent contractor, and upon certain mutually agreed upon conditions being met, will be appointed Vice Chairman, President and Interim CFO. The term of the Consulting Agreement was for three years commencing on October 1, 2021 and can be terminated by either party upon 30 day written notice. The monthly payment per the Consulting Agreement was $7,000. The Company was to issue shares of common stock equal to 1% of the total issued and outstanding shares at the end of each year of service and to be expensed upon date of grant. On February 17, 2022, the Board approved the issuance of 1,148,326 shares of the Company’s common stock to such consultant for services rendered upon the termination of the Consulting Agreement (see Note 8). The Company valued the shares at approximately $0.02 per share or $24,000 being the closing price of the stock on the date of grant to such consultant and recorded stock-based compensation of $24,000 during the year ended June 30, 2022 (see Note 8).

NOTE 10 – RELATED PARTY TRANSACTIONS AND BALANCES

Since its inception, the Company has conducted transactions with its directors and entities related to such directors. These transactions have included the following:

As of June 30, 2022 and 2021, the Company owed its former director a total of $51,171 and $55,500, respectively, for money loaned to the Company, throughout the years. The total loans balance owed at June 30, 2022 and 2021 is not interest bearing (see Note 5).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

As of June 30, 2022 and 2021, the Company owed its former director a total of $30,746 and $33,347, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (see Note 4).

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease had a five-year term and provided for annual rental payments of $39,600 AUD or $28,325 USD, which includes $3,600 AUD or $2,575 USD of goods and service tax for total payments of $198,000 AUD or $141,629 USD during the term of the lease. Such lease expired in May 2021 and was renewed for another one-year term from May 2021 to May 2022. On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd. for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes (See Note 9). As of June 30, 2022 and 2021, total rent payable of $122,129 AUD ($84,452 USD) and $86,129 AUD ($64,597 USD), respectively, was included in accrued expenses in the accompanying consolidated balance sheet. Rent expense under those lease was $28,366 and $28,112 in fiscal 2022 and 2021, respectively and reflected as occupancy expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Employment and Services Agreements with Management

The Company and Mr. Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement was scheduled to expire on February 25, 2019; however, the term of the Nathanielsz Employment Agreement automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of its intent not to renew. The Nathanielsz Employment Agreement continues in effect as of June 30, 2021 as amended May 14, 2019 (see below). The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually or $205,680 USD) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion. Pursuant to the Nathanielsz Employment Agreement, Mr. Nathanielsz is entitled to an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Company’s board of directors based upon the performance of the Company. On March 16, 2018, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $300,000 AUD ($205,680 USD) to $400,000 AUD ($274,240 USD), effective February 2018. On August 1, 2022, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $400,000 AUD ($276,600 USD) to $600,000 AUD ($414,900 USD), effective July 1, 2022.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive part-time employee of the Company since October 2015. Effective February 1, 2018, Mrs. Nathanielsz receives an annual salary of $120,000 AUD ($80,904 USD) and is entitled to customary benefits.

Pursuant to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the year ended June 30, 2021, a total of $46,135 AUD ($34,476 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance. For the year ended June 30, 2022, a total of $7,689 AUD ($5,577 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance which expired in August 2022.

Pursuant to the approval of the Company’s board of directors, on May 14, 2019, Mr. Nathanielsz was granted a $460,000 AUD ($315,376 USD) bonus for accomplishments achieved while serving as the Company’s Chief Executive Officer during the fiscal year ended June 30, 2019 with $200,000 AUD ($137,120 USD) of such bonus payable by the Corporation to the CEO throughout the Corporation’s 2019 fiscal year as the Corporation’s cash resources allow, with the remaining $260,000 AUD ($178,256 USD) of such bonus to be deferred by the CEO until a future date when the Corporation’s cash resources allow for such payment, as agreed to by the CEO. A total of $90,000 AUD ($64,377 USD) in payments were made in the year ended June 30, 2019. On July 13, 2020, the Board approved a bonus of $240,000 AUD being equal to 60% of Mr. Nathanielsz base salary which was accrued as of June 30, 2020. A total of $202,620 AUD ($136,606 USD) in payments were made against the bonuses during the year ended June 30, 2020 which resulted to a remaining balance of $407,380 AUD ($280,726 USD) bonus payable as of June 30, 2020. On August 12, 2021, the Board approved a bonus of $177,840 USD. A total of $221,890 AUD ($166,418 USD) in payments were made against the bonuses during the year ended June 30, 2021 resulting in a remaining balance of $422,610 AUD ($316,957 USD) bonus payable as of June 30, 2021 which was included in accrued expenses in the accompanying consolidated balance sheet. On August 12, 2021, pursuant to the Cancellation Agreement, Mr. Nathanielsz agreed to cancel $177,840 of the bonus payable in exchange for 5,928,000 shares of the common stock of the Company (see Note 8). On August 1, 2022, the Board approved a bonus of $140,000 AUD or $96,810 USD. A total of $144,166 AUD ($99,691 USD) in payments were made against the bonuses during the year ended June 30, 2022 resulting in a remaining balance of $181,324 AUD ($125,386 USD) bonus payable as of June 30, 2022 which was included in accrued expenses in the accompanying consolidated balance sheet.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

Amended and Restated Employment Agreement - On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with James Nathanielsz, the Company’s Chief Executive Officer, Chairman, acting Chief Financial Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD. Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase 39 shares of the Company’s common stock (the “Nathanielsz Options”), with an exercise price per share of $4,675 (110% of the closing market price of the Company’s common stock on May 14, 2019 (or $4,250), the date of approval of such grant by the Company’s board of directors), (ii) 39 restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and (iii) an additional 39 restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Company’s board of directors on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. 1/3rd of the Nathanielsz Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Mr. Nathanielsz is employed by the Company and subject to the other provisions of the Employment Agreement. The Initial Nathanielsz RSUs shall vest on the one-year anniversary of the Effective Date, subject to Mr. Nathanielsz’s continued employment with the Company through such vesting date. The Additional Nathanielsz RSUs will vest as follows, subject to Mr. Nathanielsz’s continued employment with the Company through the applicable vesting date: (i) 7.80 of the Additional Nathanielsz RSUs shall vest upon the Company submitting Clinical Trial Application (the “CTA”) for PRP, the Company’s lead product candidate (“PRP”), for a First-In-Human study for PRP (the “Study”) in an applicable jurisdiction to be selected by the Company, (ii) 7.80 of the Additional Nathanielsz RSUs shall vest upon the CTA being approved in an applicable jurisdiction, (iii) 7.80 of the Additional RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iv) 7.80 of the Additional Nathanielsz RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (v) the remaining 7.80 of the Additional Nathanielsz RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested restricted stock unit shall be settled by delivery to Mr. Nathanielsz of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the 2019 Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Employment Agreement), (ii) the date that is ten business days following the vesting of such restricted stock unit, (iii) the date of Mr. Nathanielsz’s death or Disability (as defined in the Employment Agreement), and (iv) Mr. Nathanielsz’s employment being terminated either by the Company without Cause or by Mr. Nathanielsz for Good Reason (each as defined in the Employment Agreement). In the event of a Change of Control, any unvested portion of the Nathanielsz Options and such restricted stock units shall vest immediately prior to such event. The 39 vested restricted stock unit are considered issuable as of June 30, 2022 and 2021.

Amended and Restated Services Agreement - On May 14, 2019, the Company also entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD. In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase 20 shares of the Company’s common stock (the “Kenyon Options”), with an exercise price per share of $4,250 (100% of the closing market price of the Company’s common stock on May 14, 2019, the date of approval of such grant by the Company’s board of directors), (ii) 20 restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional 20 restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Company’s board of directors on the Effective Date. The Kenyon Options have a term of 10 years from the date of grant. 1/3rd of the Kenyon Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Dr. Kenyon is employed by the Company and subject to the other provisions of the Services Agreement. The Initial Kenyon RSUs shall vest on the one-year anniversary of the Effective Date, subject to Dr. Kenyon’s continued employment with the Company through such vesting date. The Additional Kenyon RSUs will vest as follows, subject to Dr. Kenyon’s continued employment with the Company through the applicable vesting date: (i) 5 of the Additional Kenyon RSUs shall vest upon the Company submitting the CTA for PRP for the Study in an applicable jurisdiction to be selected by the Company, (ii) 5 of the Additional Kenyon RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iii) 5 of the Additional Kenyon RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (iv) the remaining 5 of the Additional Kenyon RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested Kenyon RSU shall be settled by delivery to Mr. Kenyon of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Services Agreement), (ii) the date that is ten business days following the vesting of such Kenyon RSU, (iii) the date of Dr. Kenyon’s death or Disability (as defined in the Services Agreement), and (iv) Dr. Kenyon’s employment being terminated either by the Company without Cause or by Dr. Kenyon for Good Reason (as defined in the Services Agreement). In the event of a Change of Control (as defined in the Services Agreement), 50% of any unvested portion of the Kenyon Options and the Kenyon RSUs shall vest immediately prior to such event. The 20 vested restricted stock unit are considered issuable as of June 30, 2022 and 2021. On August 12, 2021, pursuant to the Cancellation Agreement, Mr. Kenyon agreed to cancel accrued salaries of $102,600 in exchange for 3,420,000 shares of the common stock of the Company (see Note 8). As of June 30, 2022 and 2021, total accrued salaries of $54,000 AUD ($37,341 USD) and $135,000 AUD ($101,250 USD) was included in accrued expenses in the accompanying consolidated balance sheet, respectively.

Collaboration Agreement

On October 1, 2020, the Company entered into a two-year collaboration agreement with the University of Jaén to provide certain research services to the Company (see Note 9). One of the Company’s Scientific Advisory Board is the lead joint researcher of University of Jaén. Additionally, on July 27, 2022, the Company entered into a two-year research agreement with the University of Jaén to provide certain research and experiment services to the Company (see Note 13). Further, the Company agreed to pay royalties of 1% of net revenues each to two members of the Scientific Advisory Board.

Intercompany Loans

All Intercompany loans were made by the parent to the subsidiary, Propanc PTY LTD, which have not been repaid as of June 30, 2022. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment on the consolidated balance sheet as accumulated other comprehensive income.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

NOTE 11 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through June 30, 2022.

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

In fiscal year 2022, the Company primarily relied on funding from three convertible debt lenders and received net proceeds after deductions of $73,500 for original issue discounts and debt issue costs from the lenders of $766,500 (from each of the three lenders of $160,000, $360,000 and $246,500, respectively) which represents approximately 21%, 47% and 32%, respectively of total proceeds received by the Company during fiscal year 2022.

Receivable Concentration

As of June 30, 2022 and 2021, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

In July 2020, a world first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 43 granted, allowed, or accepted patents and 22 patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

Foreign Operations

As of June 30, 2022 and 2021, the Company’s operations are based in Camberwell, Australia, however the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of June 30, 2022 and 2021, there has been no activity within this entity.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $79,000 (1 note) and $80,000 (1 note) of convertible debt, which is treated as derivative instruments outstanding at June 30, 2022 and 2021 respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at June 30, 2022, the last trading day of the fiscal year ended June 30, 2022, was $0.0037. Volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at June 30, 2022 and 2021 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	June 30, 2022	June 30, 2021
Volatility	228%	222%
Expected remaining term	0.01	0.01
Risk-free interest rate	1.28%	0.05%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2022:

	Balance at June 30, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$151,262	$—	$—	$151,262
Total	$151,262	$—	$—	$151,262

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2021:

	Balance at June 30, 2021	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$54,220	$—	$—	$54,220
Total	$54,220	$—	$—	$54,220

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

The following is a roll forward for the years ended June 30, 2022 and 2021 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2020	$177,009
Gain on debt extinguishment	(130,975)
Change in fair value included in statements of operations	8,186
Balance at June 30, 2021	54,220
Gain on debt extinguishment	(2,069)
Change in fair value included in statements of operations	99,111
Balance at June 30, 2022	$151,262

NOTE 13 – SUBSEQUENT EVENTS

Exercise of warrants

On August 2, 2022, the Company received gross proceeds of $50,000 from the exercise of 1,250 Series B Warrants and issued 1,250 shares of common stock.

Additionally, the Company issued an aggregate of 158,399,208 shares of common stock from the alternate cashless exercise of 792 Series A warrants. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $389,235 and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants

Shares issued for conversion of convertible debt

From July 1, 2022 through September 14, 2022, the Company issued an aggregate of 264,492,661 shares of its common stock at an average contractual conversion price of $0.001 as a result of the conversion of principal of $327,200, and accrued interest of $22,330 underlying certain outstanding convertible notes converted during such period. The Company reclassified $133,646 in put premiums to additional paid in capital following these conversions.

Shares issued under the Equity Line

On July 13, 2022, the Company issued 14,336,712 shares of its common stock at an average price per share of approximately $0.002, as a result of delivering one draw down notice to the Investor (see Note 8). Consequently, the Company received gross aggregate proceeds of $24,711 from such draw down notice.

Issuance of convertible notes

1800 Diagonal Lending, LLC Securities Purchase Agreement

On June 30, 2022, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC (“1800 Diagonal”), which closed on July 11, 2022, pursuant to which 1800 Diagonal purchased a convertible promissory note (the “July 11, 2022 1800 Diagonal Note”) from the Company in the aggregate principal amount of $105,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after 180 days of the July 11, 2022 1800 Diagonal Note. The July 11, 2022 1800 Diagonal Note contains debt issue cost of $3,750. The Company intends to use the net proceeds from the July 11, 2022 1800 Diagonal Note for general working capital purposes. The maturity date of the July 11, 2022 1800 Diagonal Note is June 30, 2023. The 1800 Diagonal Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to 1800 Diagonal in shares of the Company’s common stock; but shall not be payable until the July 11, 2022 1800 Diagonal Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the above note, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 129% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such note.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

The conversion price for the above note shall be equal to a 35% discount of the market price which means the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, 1800 Diagonal shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by 1800 Diagonal and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. The Company treats this convertible note as stock settled debt under ASC 480.

The above note contains certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

GS Capital Partners, LLC Securities Purchase Agreement dated August 12, 2022

On August 12, 2022, the Company entered into a securities purchase agreement (the “GS Capital Purchase Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which GS Capital purchased a convertible redeemable note (the “GS Capital Note”) from the Company in the aggregate principal amount of $93,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GS Capital. The transaction contemplated by the GS Capital Purchase Agreement closed on August 16, 2022. The GS Capital Note contains a $5,000 original issue discount. Pursuant to the terms of the GS Purchase Agreement, the Company paid GS Capital’s legal fees of $3,000. The Company intends to use the net proceeds from the GS Capital Note for general working capital purposes.

The maturity date of the GS Capital Note is April 12, 2023. The GS Capital Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. GS Capital is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Capital Note then outstanding into shares of the Company’s common stock at a price for each share of Common Stock (“Conversion Price”) of $0.0028 per share (the “Fixed Price”). However, in the event the Company’s common stock trades below $0.002 per share for more than five (5) consecutive trading days, then the Fixed Price shall be equal to $0.0013 per share. In the event of default, the Conversion Price shall be equal to 65% of the lowest trading price of the common stock as reported on the OTC Markets on which the Company’s shares are then traded or any exchange upon which the common stock may be traded in the future, for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company. GS Capital is restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by GS Capital, exceeds 4.99% of the outstanding shares of the Company’s common stock.

During the first 60 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the above note issued to GS Capital, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 130% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such note.

Upon the occurrence and during the continuation of certain events of default, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. In the event that the Company fails to deliver to GS Capital shares of common stock issuable upon conversion of principal or interest under the GS Capital Note, the penalty shall be $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty shall increase to $500 per day beginning on the 10th day. In an event of breach of section 8m as defined in the GS Capital note agreement, such GS Capital note shall incur penalty and will increase the outstanding principal amounts by 20%.

GS Capital Partners, LLC Securities Purchase Agreement dated September 21, 2022

On September 21, 2022, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, pursuant to which GS Capital purchased a convertible redeemable note from the Company in the aggregate principal amount of $71,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GS Capital. The transaction contemplated by the GS Capital Purchase Agreement closed on September 26, 2022. The GS Capital Note contains a $4,000 original issue discount. Pursuant to the terms of the GS Purchase Agreement, the Company paid GS Capital’s legal fees of $2,500. The Company intends to use the net proceeds ($67,500) from the GS Capital Note for general working capital purposes.

The maturity date of the GS Capital Note is March 21, 2023. The GS Capital Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock, but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. GS Capital is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Capital Note then outstanding into shares of the Company’s common stock (the “Common Stock”) at a price for each share of Common Stock (“Conversion Price”) of $0.002 per share (the “Fixed Price”). However, in the event the Company’s Common Stock trades below $0.0014 per share for more than five (5) consecutive trading days, then the Fixed Price shall be equal to $0.0009 per share. In the event of default, the Conversion Price shall be equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets on which the Company’s shares are then traded or any exchange upon which the Common Stock may be traded in the future, for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company. GS Capital is restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by GS Capital, exceeds 4.99% of the outstanding shares of the Company’s Common Stock.

During the first 60 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the above note issued to GS Capital, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 125% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such note.

Upon the occurrence and during the continuation of certain events of default, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. In the event that the Company fails to deliver to GS Capital shares of Common Stock issuable upon conversion of principal or interest under the GS Capital Note, the penalty shall be $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty shall increase to $500 per day beginning on the 10th day. In an event of breach of section 8m as defined in the GS Capital note agreement, such GS Capital note shall incur penalty and will increase the outstanding principal amounts by 20%.

ONE44 Capital LLC Securities Purchase Agreement

On August 15, 2022, the Company entered into a securities purchase agreement (the “ONE44 Purchase Agreement”) with ONE44 Capital LLC, (“ONE44 Capital”), pursuant to which ONE44 Capital purchased a convertible redeemable note (the “ONE44 Note”) from the Company in the aggregate principal amount of $110,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of ONE44 Capital. The transaction contemplated by the ONE44 Purchase Agreement closed on August 16, 2022. The One44 Note contains an original issue discount amount of $10,000. Pursuant to the terms of the ONE44 Purchase Agreement, the Company will pay ONE44 Capital’s legal fees of $5,500. The Company intends to use the net proceeds from the ONE44 Note for general working capital purposes.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2022 and 2021

The maturity date of the One44 Note is August 15, 2023. The ONE44 Note shall bear interest at a rate of 10% per annum, which interest may be paid by the Company to ONE44 Capital in shares of common stock, but shall not be payable until the ONE44 Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment, as described below. The ONE44 Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by ONE44 surrendering the same. ONE44 Capital has the option to convert all or any amount of the principal face amount of the ONE44 Note at any time after the 6th monthly anniversary of the ONE44 Note. The “Conversion Price” shall mean 65% multiplied by the lowest closing bid price of the Company’s common stock as reported on the OTC Markets on which the Company’s shares are then traded or any exchange upon which the Common Stock may be traded in the future, for the ten prior trading days including the day upon which a Notice of Conversion is received by the Company. Notwithstanding the foregoing, ONE44 shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by ONE44 and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. The Company treats this convertible note as stock settled debt under ASC 480.

During the first 60 to 180 days following the date of this note, the Company has the right to prepay the principal and accrued but unpaid interest due under the above note issued to GS Capital, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 120% to 135% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such note.

Upon the occurrence and during the continuation of certain events of default, the ONE44 Note will accrue an interest rate of 24%. In the event that the Company fails to deliver to ONE44 Capital shares of common stock issuable upon conversion of principal or interest under the ONE44 Capital Note, the penalty shall be $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty shall increase to $500 per day beginning on the 10th day. In an event of breach of section 8m as defined in the ONE44 note agreement, such ONE44 note shall incur penalty and will increase the outstanding principal amounts by 20%.

Research Agreement

On July 27, 2022, the Company entered into a two-year research agreement with the University of Jaén (the “University”) to provide certain research and experiment services to the Company. In exchange for full ownership of the intellectual property the Company agreed to pay royalties of 2% of net revenues. In consideration of such services, the Company agreed to pay the University approximately 53,200 Euros ($53,806 USD) payable as follows:

- 18,200 Euros ($18,407 USD) upon execution,

- 8,000 Euros ($8,091 USD) in September 2022,

- 7,000 Euros ($7,080 USD) in December 2022,

- 10,000 Euros ($10,114 USD) in March 2023, and

- 10,000 Euros ($10,114 USD) in July 2023.

The commencement date for the experiments is on September 1, 2022, and the estimated length of time for completion is 24 months.

Consulting Agreement

On July 1, 2022, the Company and a consultant agreed to extend the term of a consulting agreement from July 1, 2022 to June 30, 2023 to provide media related services for a monthly fee of $50,000. In addition, the Company shall pay a stock fee equal to 9.9% of the outstanding common stock of the Company during the term of the agreement. The Company shall bring up the consultant’s diluted holdings back up to 9.9% and accrue the value of the common stock at each reporting period until June 30, 2023. All service fees are non-refundable.

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

At the end of the period covered by this Annual Report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to the material weaknesses in financial reporting as discussed below.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2022. Based on this assessment, management believes that, as of June 30, 2022, we did not maintain effective internal control over financial reporting based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 due to certain material weaknesses in its internal controls.

Material Weaknesses and Corrective Actions

In connection with the audits of our financial statements for the fiscal years ended June 30, 2022 and 2021, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2022:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended June 30, 2022, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our current executive officers and directors as of September 26, 2022:

Name	Age	Position
James Nathanielsz	48	Chief Executive Officer, Chief Financial Officer, and Director
Dr. Julian Kenyon	75	Director
Josef Zelinger	71	Independent Director

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

As of September 26, 2022, the members of our Scientific Advisory Board were:

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

Based solely upon a review of copies of such forms filed on Forms 3, 4, and 5 furnished to us, we believe that that during the year ended June 30, 2022, our executive officers and directors complied on a timely basis with all Section 16(a) filing requirements.

Item 11. Executive Compensation.

The following table sets forth the compensation paid or accrued by us to our Executive Officers for the fiscal years ended June 30, 2022 and 2021.

Summary Compensation Table

	Year	Salary ($)		Bonus ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
James Nathanielsz(1) (5)	2021	$298,920	(2)	$177,840	(5)	$-	$64,532	(4)	$541,292
Chief Executive Officer	2022	$319,939	(2)	$96,810	(3)	$-	$34,928	(4)	$451,677

Carlo Campiciano(6)	2021	$19,530		$-		$-	$-		$19,530
Chief Financial Officer	2022	$-		$-		$-	$-		$-

Julian Kenyon(7)	2021	$40,534		$-		$-	$-		$40,534
Chief Scientific Officer	2022	$-		$-		$-	$-		$-	(7)

(1)	For purposes of the information included in the table, the conversion rates as of June 30, 2022 and 2021, $0.7253 and $0.7473, respectively, were used to convert amounts from AUD to USD.

(2)	Under the Nathanielsz Employment Agreement (as defined below), Mr. Nathanielsz received a gross annual salary of $400,000 AUD per year effective February 1, 2018 as approved by the board of directors. Mr. Nathanielsz has also accrued unused annual and long service leave in the amounts of $41,113 (AUD) ($29,819 USD) and $41,110 (AUD) ($30,722 USD) for fiscal years 2022 and 2021, respectively, which are included in the total above. On August 1, 2022, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $400,000 AUD ($276,600 USD) to $600,000 AUD ($414,900 USD), effective July 1, 2022.

(3)	On August 1, 2022, the Board approved a bonus of $140,000 AUD or $96,810 USD.

(4)	Under the Nathanielsz Employment Agreement, Mr. Nathanielsz receives a 9.5% contribution to a pension of which he is the beneficiary and amounted to $29,012 and $30,056 for the years ended June 30, 2022 and 2021, respectively. In addition, pursuant to the Nathanielsz Employment Agreement, we may make a monthly payment to cover the costs relating to Mr. Nathanielsz use of a vehicle. For the fiscal years ended June 30, 2022 and 2021, $5,916 and $34,476, respectively, was paid to Mr. Nathanielsz for use of a vehicle.

(5)	On August 12, 2021, the Company entered into a Cancellation Agreement with James Nathanielsz (“Nathanielsz”), Chief Executive Officer and Director of the Company, whereby Nathanielsz agreed to cancel his cash compensation bonus award for fiscal year 2021, in exchange for common stock of the Company. The Company and Nathanielsz entered into an Amended and Restated Employment Agreement dated May 14, 2019 (the “Agreement”). Pursuant to the terms of the Agreement, Nathanielsz was eligible to earn an annual fiscal year cash performance bonus for each fiscal year of his employment period with the Company with a target performance bonus of 200% of his average annualized base salary during the fiscal year for which the performance bonus is earned. On July 20, 2021, Nathanielsz was awarded a “target” bonus of 78%, or $177,840 USD (the “Debt”) for the fiscal year ended June 30, 2021, by the Company’s Board of Directors (the “Board”). Pursuant to the Cancellation Agreement, Nathanielsz agreed to cancel this Debt in exchange for 5,928,000 shares of the common stock of the Company, valued at approximately $0.03 per share, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021.

(6)	On December 23, 2020, Carlo Campiciano resigned as the Chief Financial Officer and Secretary of Propanc Biopharma, Inc. (the “Company”), and effective on that date. James Nathanielsz, the Company’s Chief Executive Officer, assumed the duties and additional position of Chief Financial Officer.

(7)	On August 12, 2021, the Company entered into a Cancellation Agreement with Dr. Julian Kenyon (“Kenyon”), Chief Scientific Officer and Director of the Company, whereby Kenyon agreed to cancel $102,600 USD of accrued salary due him as of June 30, 2021, pursuant to that certain Amended and Restated Services Agreement by and between Kenyon and the Company, dated May 14, 2019, in exchange for 3,420,000 shares of common stock of the Company, valued at approximately $0.03 per share, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021. See director compensation for Dr. Julian Kenyon below.

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

No awards or any shares of our common stock were issued during the fiscal year 2022 under the 2019 Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended June 30, 2022 to the Named Executive Officer. Except as set forth below, all of the outstanding equity awards granted to our Named Executive Officer were fully vested as of June 30, 2022.

Option awards				Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

James Nathanielsz (1)	39	-	$4,675	May 13, 2029	39	165,747
Julian Kenyon (2)	20	-	$4,250	May 13, 2029	20	82,873

(1)	On May 14, 2019, the Board granted Mr. Nathanielsz 39 tenure based stock options at an exercise price of $4,675 per share and 78 performance based restricted stock units. The fair value of the 39 options and 78 restricted stock units at the grant date was $165,747 and $331,493, respectively. With 39 of such restricted stock vested on May 14, 2020 and the balance subject to performance conditions.

(2)	On May 14, 2019, the Board granted Mr. Kenyon 20 tenure based stock options at an exercise price of $4,250 per share and 40 performance based restricted stock units. The fair value of the 20 options and 40 restricted stock units at the grant date was $82,873 and $165,747, respectively. With 20 of such restricted stock vested on May 14, 2020 and the balance subject to performance conditions.

Director Compensation for the Fiscal Year Ended June 30, 2022

Name	Fees earned or paid in cash ($)		Option Awards ($)	All Other Compensation ($)	Total ($)
Julian Kenyon (1)	$39,166	(2)	$-	$-	$39,166

(1)	For purposes of the information included in the table, the conversion rate as of June 30, 2022, $0.7253 was used to convert amounts from AUD to USD.
(2)	Effective October 2016, Dr. Kenyon receives gross monthly compensation of $4,500 AUD or $3,264 USD per month for his services as a director of our Company.

Other Director Compensation

Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board members.

Scientific Advisory Board Members Compensation

The Company has entered into Scientific Advisory Board Member Agreements with certain members of its Scientific Advisory Board (the “SAB Agreements”). The SAB Agreements contain substantially similar terms and primarily relate to the protection of the Company’s intellectual property. The SAB Agreements also include provisions for the members’ compensation for the services performed as a member of the Scientific Advisory Board. Messrs. Kutz, Brandt and Smyth each are paid a monetary fee at an hourly rate for service provided.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of September 26, 2022 regarding the number of shares of our Common Stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding Common Stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officers as a group.

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

	Common Stock Beneficially Owned		Series A Preferred Stock Beneficially Owned		Series B Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class(1)	Number of Shares Beneficially Owned	Percentage of Class(2)	Number of Shares Beneficially Owned	Percentage of Class (2)

North Horizon Pty Ltd.(3)	5,928,004	0.88%	500,00	100%	-	-

James Nathanielsz(4)	-		-	-	1	100%

Dr. Julian Kenyon(5)	3,420,005	0.31%	-	-	-	-

Josef Zelinger	2,800,005	0.41%	-	-	-	-

All directors and executive officers, as a group (3 persons)	12,148,014	1.60%	500,000	100%	1	100%

5% Shareholders

None			-	-	-	-

Sylvia Nathanielsz (7)	2,800,000	-	-	-	-	-

(1) Applicable percentages are based on 677,177,717 shares of our common stock outstanding as of September 26, 2022.

(2) Applicable percentages are based on 500,000 shares of our Series A Preferred Stock and 1 share of our Series B Preferred Stock outstanding as of September 26, 2022.

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

(6) Sylvia Nathanielsz is the wife of James Nathanielsz.

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

As of June 30, 2022 and 2021, the Company owed its former director a total of $51,171 and $55,500, respectively, for money loaned to the Company, throughout the years. The total loans balance owed at June 30, 2022 and 2021 is not interest bearing.

As of June 30, 2022 and 2021, the Company owed its former director a total of $30,746 and $33,347, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property.

Our principal executive office is located at 302, 6 Butler Street, Camberwell, VIC, 3124 Australia, which we lease from Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our Chief Executive Officer, Chief Financial Officer and a director, and his wife are owners and directors. On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd. for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been an employee of our Company since October 2015. Mrs. Nathanielsz receives an annual salary of $120,000 AUD, or $80,904 USD, and is entitled to benefits customarily expected to be provided to employees of the Company.

On October 1, 2020, the Company entered into a two-year collaboration agreement with the University of Jaén to provide certain research services to the Company. One of the Company’s Scientific Advisory Board is the lead joint researcher of University of Jaén. Additionally, on July 27, 2022, the Company entered into a two-year research agreement with the University of Jaén to provide certain research and experiment services to the Company. Further, the Company agreed to pay royalties of 1% of net revenues each to two members of the Scientific Advisory Board.

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

Item 14. Principal Accounting Fees and Services.

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided, and fees charged by Salberg & Company, P.A. in fiscal years ended June 30, 2022 and 2021 were approved by the Board of Directors. The following table shows the fees for the fiscal years ended June 30, 2022 and 2021:

	2022	2021
Audit Fees (1)	$60,700	$59,900
Audit Related Fees (2)	$8,300	$6,100
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$69,000	$66,000

(1)	Audit fees – these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.
(2)	Audit related fees – these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.
(3)	Tax fees – no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2022 and 2021 fiscal years.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2022 and 2021.

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

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during the fiscal years ended June 30, 2022 and 2021 were reviewed and approved by our Board before the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, dated November 11, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, dated July 9, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of January 23, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

3.8	Certificate of Amendment, dated as of June 7, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.9	Certificate of Correction, dated as of June 10, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.10	Certificate of Amendment, dated as of March 13, 2019 (incorporated by reference to Exhibit 3.10 to the Company’s Form S-1/A filed on August 13, 2020).

3.11	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of November 17, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 19, 2020).

3.12	Certificate of Amendment to Certificate of Incorporation, dated July 6, 2022 (incorporated by reference to Exhibit 3.1 to the Company Current Report on From 8-K filed on July 11, 2022)

3.13	Certificate of Designation of Series A Preferred Stock of the Company, dated December 2, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

3.14	Certificate of Designation of Series B Preferred Stock of the Company, dated June 16, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

4.1	Common Stock Purchase Warrant for the purchase of up to 450,000 shares of the Company’s common stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.2	Common Stock Purchase Warrant for the purchase of up to 300,000 shares of the Company’s common stock (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.3	Common Stock Purchase Warrant for the purchase of up to 225,000 shares of the Company’s common stock (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.4	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.55 to the Company’s Annual Report on Form 10-K filed on October 15, 2019)

4.5	Form of Prefunded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.6	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.7	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.8	Form of Series C Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.9	Form of Convertible Redeemable Promissory Note, dated October 1, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 8, 2019)

4.10	10% Convertible Promissory Note, dated December 7, 2021, issued by the Company to One44 Capital LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 13, 2021)

4.11	8% Convertible Promissory Note, dated March 7, 2022, issued by the Company to Sixth Street Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 10, 2022)

4.12	10% Convertible Promissory Note, dated March 29, 2022, issued by the Company to One44 Capital LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K April 1, 2022)

4.13	8% Convertible Promissory Note, dated April 12, 2022, issued by the Company to Sixth Street Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2022)

4.14	8% Convertible Promissory Note, dated May 12, 2022, issued by the Company to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May18, 2022)

4.15		8% Convertible Promissory Note, dated June 30, 2022, issued by the Company to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 7, 2022)

4.16		8% Convertible Redeemable Promissory Note, dated August 12, 2022, issued by the Company to GS Capital Partners LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 18, 2022)

4.17		10% Convertible Note, dated August 15, 1022, issued by the Company to One44 Capital LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 18, 2022)

4.18		8% Convertible Redeemable Note, dated September 21, 2022, issued by the Company to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 26, 2022)

10.1		Debt Settlement Agreement between the Company and James Nathanielsz, dated February 4, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.2		Debt Settlement Agreement between the Company and Julian Kenyon, dated February 4, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.3	†	Employment Agreement entered into as of February 25, 2015 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.4	†	Director Agreement entered into as of February 25, 2015 by and between Julian Kenyon and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.5	†	Form of Scientific Advisory Board Member Agreement, incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on March 25, 2016.

10.6	†	Amendment No. 1 to Employment Agreement entered into as of April 14, 2016 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016).

10.7	†	Amendment No. 2 to Employment Agreement entered into as of September 25, 2017 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

10.8	†	Amended and Restated Employment Agreement, dated as of May 14, 2019, by and between the James Nathanielsz and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.9	†	Amended and Restated Services Agreement, by and between Julian Kenyon and the Company, dated as of May 19, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.10	†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.11	†	Director Agreement by and between Josef Zelinger and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2020).

10.12	†	Amended and Restated Director Agreement by and between Josef Zelinger and the Company, dated August 12, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.13		Cancellation Agreement by and between James Nathanielsz and the Company, dated August 12, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.14		Cancellation Agreement by and between Julian Kenyon and the Company, dated August 12, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.15	Manufacturing Services Agreement by and between Q-Biologicals NV (now Amatsigroup NV) and the Company, dated August 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.16	Quality Assurance Agreement by and between Q-Biologicals NV (now Amatsigroup NV) and the Company dated August 12, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.27	Propanc Biopharma, Inc.’s 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.28	Form of Securities Purchase Agreement, dated October 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 8, 2019)

10.29	Securities Purchase Agreement, dated December 7, 2021, by and between the Company and One44 Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2021)

10.30	Securities Purchase Agreement, dated March 7, 2022, by and between the Company and Sixth Street Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2022)

10.31	Securities Purchase Agreement, dated March 29, 2022, by and between the Company and One44 Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2022)

10.32	Securities Purchase Agreement, dated April 12, 2022, 2022, by and between the Company and Sixth Street Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 18, 2022)

10.34	Securities Purchase Agreement, dated May 12, 2022, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2022)

10.35	Securities Purchase Agreement, dated June 30, 2022, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 7, 2022)

10.36	Securities Purchase Agreement, dated August 12, 2022, by and between the Company and GS Capital Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 18, 2022)

10.37	Securities Purchase Agreement, dated August 15, 2022, by and between the Company and ONE44 Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 18, 2022)

10.38	Securities Purchase Agreement, dated September 21, 2022, by and between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 26, 2022)

21.1*	List of subsidiaries of the Company.

31.1/31.2*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1/31.2*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	Inline XBRL Instance Document.

101. SCH*	Inline XBRL Taxonomy Extension Schema Document.

101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

† Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: September 28, 2022	By:	/s/ James Nathanielsz
James Nathanielsz
Chief Executive Officer,
Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Nathanielsz	Chief Executive Officer, Chief Financial Officer, Director	September 28, 2022
James Nathanielsz	(Principal Executive Officer and Principal Financial Officer)

/s/ Julian Kenyon	Chief Technology Officer, Director	September 28, 2022
Julian Kenyon

/s/ Josef Zelinger	Director	September 28, 2022
Josef Zelinger

