Form 10-Q
period 2022-09-30
Propanc Biopharma, Inc.
filed 2022-11-14
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

As of November 11, 2022, there were 889,745,790 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at September 30, 2022 (unaudited) and June 30, 2022	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2022 and 2021 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Deficit for each of the three months in the periods ended September 30, 2022 and 2021 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2022 and 2021 (unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-6

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	June 30, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$19,396	$4,067
GST tax receivable	2,701	2,342
Prepaid expenses and other current assets	15,765	8,621

TOTAL CURRENT ASSETS	37,862	15,030

Security deposit - related party	1,930	2,075
Operating lease right-of-use assets, net - related party	53,025	62,523
Property and equipment, net	1,437	2,023

TOTAL ASSETS	$94,254	$81,651

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$899,225	$943,023
Accrued expenses and other payables	448,719	466,115
Convertible notes and related accrued interest, net of discounts and premiums	913,641	984,260
Operating lease liability - related party, current portion	14,516	20,605
Embedded conversion option liabilities	72,958	151,262
Due to former director - related party	28,599	30,746
Loan from former director - related party	47,597	51,171
Employee benefit liability	397,171	415,799

TOTAL CURRENT LIABILITIES	2,822,426	3,062,981

NON-CURRENT LIABILITIES:
Operating lease liability - long-term portion - related party	39,363	42,319

TOTAL NON-CURRENT LIABILITIES	39,363	42,319

TOTAL LIABILITIES	$2,861,789	$3,105,300

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares authorized; 500,000 shares issued and outstanding as of September 30, 2022 and June 30, 2022	$5,000	$5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of September 30, 2022 and June 30, 2022	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 677,177,717 and 220,350,921 shares issued and outstanding as of September 30, 2022 and June 30, 2022, respectively	677,178	220,351
Common stock issuable (1,309 and 19,597,024 shares as of September 30, 2022 and June 30, 2022, respectively)	1	19,597
Additional paid-in capital	57,800,241	57,124,982
Subscription receivable	-	(23,758)
Accumulated other comprehensive income	1,360,945	1,234,549
Accumulated deficit	(62,564,423)	(61,557,893)
Treasury stock (1 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(2,767,535)	(3,023,649)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$94,254	$81,651

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,
	2022	2021

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	465,132	431,740
Occupancy expenses - related party	6,373	7,736
Research and development	101,325	46,554
TOTAL OPERATING EXPENSES	572,830	486,030

LOSS FROM OPERATIONS	(572,830)	(486,030)

OTHER INCOME (EXPENSE)
Interest expense	(162,752)	(109,853)
Interest income	2	-
Change in fair value of derivative liabilities	65,173	(3,904)
Gain from settlement of accounts payable	17,499	-
Loss on extinguishment of debt, net	(610)	-
Foreign currency transaction gain	36,223	109,129
TOTAL OTHER EXPENSE, NET	(44,465)	(4,628)

LOSS BEFORE TAXES	(617,295)	(490,658)

Tax benefit	-	-

NET LOSS	$(617,295)	$(490,658)

Deemed Dividend	(389,235)	(114,844)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,006,530)	$(605,502)

BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS	$(0.00)	$(0.02)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	473,589,083	27,142,519

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,006,530)	$(605,502)

OTHER COMPREHENSIVE INCOME
Unrealized foreign currency translation gain	126,396	64,193

TOTAL OTHER COMPREHENSIVE INCOME	126,396	64,193

TOTAL COMPREHENSIVE LOSS	$(880,134)	$(541,309)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE
MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(Unaudited)

	Preferred Stock						Common Stock					Accumulated
	Series A		Series B		Common Stock		Issuable		Additional			Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2021	500,000	$5,000	1	$-	14,055,393	$14,056	59	$-	$54,074,110	$-	$(58,199,466)	$1,085,204	$(46,477)	$(3,067,573)

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	9,445,009	9,445	-	-	190,741	-	-	-	-	200,186

Issuance of common stock for services and accrued expenses	-	-	-	-	17,934,379	17,934	-	-	563,927	-	-	-	-	581,861

Issuance of common stock for exercise of warrants	-	-	-	-	6,875	7	2,500	2	374,991	(100,000)	-	-	-	275,000

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	2,399,988	2,400	1,999,990	2,000	(4,400)	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	109,643	-	-	-	-	109,643

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	20,718	-	-	-	-	20,718

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	64,193	-	64,193

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	114,844	-	(114,844)	-	-	-

Net loss for the three months ended September 30, 2021	-	-	-	-	-	-	-	-	-	-	(490,658)	-	-	(490,658)

Balance at September 30, 2021	500,000	$5,000	1	$-	43,841,644	$43,842	2,002,549	$2,002	$55,444,574	$(100,000)	$(58,804,968)	$1,149,397	$(46,477)	$(2,306,630)

	Preferred Stock						Common Stock					Accumulated
	Series A		Series B		Common Stock		Issuable		Additional			Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2022	500,000	$5,000	1	$-	220,350,921	$220,351	19,597,024	$19,597	$57,124,982	$(23,758)	$(61,557,893)	$1,234,549	$(46,477)	$(3,023,649)

Issuance of common stock for cash	-	-	-	-	14,336,712	14,337	-	-	10,374	23,758	-	-	-	48,469

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	264,492,661	264,493	-	-	192,446	-	-	-	-	456,939

Issuance of common stock for issuable shares	-	-	-	-	19,596,965	19,597	(19,596,965)	(19,597)	-	-	-	-	-	-

Issuance of common stock for exercise of warrants	-	-	-	-	1,250	1	1,250	1	99,998	-	-	-	-	100,000

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	158,399,208	158,399	-	-	(158,399)	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	133,646	-	-	-	-	133,646

Stock based compensation in connection with stock warrant grant	-	-	-	-	-	-	-	-	2,408	-	-	-	-	2,408

Stock warrant grant for settlement of accounts payable	-	-	-	-	-	-	-	-	5,551	-	-	-	-	5,551

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	126,396	-	126,396

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	389,235	-	(389,235)	-	-	-

Net loss for the three months ended September 30, 2022	-	-	-	-	-	-	-	-	-	-	(617,295)	-	-	(617,295)

Balance at September 30, 2022	500,000	$5,000	1	$-	677,177,717	$677,178	1,309	$1	$57,800,241	$-	$(62,564,423)	$1,360,945	$(46,477)	$(2,767,535)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(617,295)	$(490,658)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	-	133,422
Foreign currency transaction gain	(36,223)	(109,129)
Depreciation expense	473	509
Amortization of debt discounts	31,275	6,074
Amortization of right-of-use assets	5,131	-
Change in fair value of derivative liabilities	(65,173)	3,904
Loss on extinguishment of debt, net	610	-
Gain from settlement of accounts payable	(17,499)	-
Stock option, stock warrants and restricted stock expense	2,408	20,718
Non-cash interest expense	-	2,250
Accretion of put premium	115,769	90,192
Changes in Assets and Liabilities:
GST receivable	(523)	1,937
Prepaid expenses and other assets	(7,747)	(8,353)
Accounts payable	45,121	(137,927)
Employee benefit liability	10,415	4,067
Accrued expenses and other payables	15,162	(15,102)
Accrued interest	13,430	11,338
Operating lease liability	(4,649)	-
NET CASH USED IN OPERATING ACTIVITIES	(509,315)	(486,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	345,750	160,000
Proceeds from the sale of common stock	24,711	-
Collection of subscription receivable	23,758	-
Proceeds from the exercise of warrants	100,000	275,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	494,219	435,000

Effect of exchange rate changes on cash	30,425	95,320

NET INCREASE IN CASH	15,329	43,562

CASH AT BEGINNING OF PERIOD	4,067	2,255
CASH AT END OF PERIOD	$19,396	$45,817

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$2,277	$-
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Subscription receivable	$-	$100,000
Reduction of put premium related to conversions of convertible notes	$133,646	$109,643
Conversion of convertible notes and accrued interest to common stock	$349,530	$197,936
Discounts related to derivative liability	$93,668	$-
Stock warrant grant for settlement of accounts payable	$23,050	$-
Common stock issued for accrued services	$-	$448,440
Warrants issued for accrued services	$5,551	$-
Deemed dividend upon alternate cashless exercise of warrants	$389,235	$114,844

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of September 30, 2022, there has been no activity within this entity.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to better reflect the Company’s stage of operations and development.

In July 2020, a world first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 45 granted, allowed, or accepted patents and 20 patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

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

On September 21, 2022, the board of directors of the Company approved and authorized, and the holders of a majority in interest of the Company’s voting capital stock approved by written consent, in accordance with Section 228 of the Delaware General Corporation Law, for the Company to file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware, which increased the Company’s authorized capital stock. The Certificate increased the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 3,000,000,000 to 10,000,000,000. The number of authorized shares of preferred stock remains at 1,500,005, such that the total number of shares of all classes and series the Company is authorized to issue is 10,001,500,005 shares. The Certificate was filed and became effective on November 4, 2022. This increase is presented retroactively on the condensed consolidated balance sheet.

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our consolidated results of operations for the three months ended September 30, 2022 and 2021 and cash flows for the three months ended September 30, 2022 and 2021 and our consolidated financial position at September 30, 2022 have been made. The Company’s results of operations for the three months ended September 30, 2022 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2023.

Certain information and disclosures normally included in the notes to the Company’s annual audited consolidated financial statements have been condensed or omitted from the Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2022. The June 30, 2022 balance sheet is derived from those statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive wholly-owned subsidiary through September 30, 2022.

Use of Estimates

The preparation of financial statements in conformity with the accounting principles generally accepted in the United States of America (“US GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying consolidated financial statements include the estimates of useful lives for depreciation, valuation of the operating lease liability and related right-of-use asset, valuation of derivatives, allowance for uncollectable receivables, valuation of equity based instruments issued for other than cash, the valuation allowance on deferred tax assets and foreign currency translation due to certain average exchange rates applied in lieu of spot rates on transaction dates.

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

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that the intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). Prior to July 1, 2020, the Company recorded the foreign currency transaction gains and losses from measuring the intercompany balances as a component of other income (expenses) titled foreign currency transaction gain (loss). As of September 30, 2022 and 2021, the Company recognized a cumulative exchange gain of approximately $1,226,000 and $619,000, respectively, on intercompany loans made by the parent to the subsidiary which have not been repaid as of September 30, 2022 which is included as component of accumulated other comprehensive income on the accompanying unaudited condensed consolidated balance sheet.

As of September 30, 2022 and June 30, 2022, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2022	June 30, 2022
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.6432	0.6915

Average exchange rate for the period
USD : AUD exchange rate	0.6836	0.7253

The change in Accumulated Other Comprehensive Income by component during the three months ended September 30, 2022 was as follows:

Foreign Currency Items:
Balance, June 30, 2022	$1,234,549
Unrealized foreign currency translation gain	126,396
Ending balance, September 30, 2022	$1,360,945

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
September 30, 2022
(Unaudited)

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

Also see Note 11 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of September 30, 2022 or June 30, 2022.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through September 30, 2022 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

As of September 30, 2022, and June 30, 2022, the Company was owed $2,701 and $2,342, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the three months ended September 30, 2022 and 2021 were $101,325 and $46,554, respectively.

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

During each of the three months ended September 30, 2022 and 2021, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $0 for both periods, which is reflected as a tax benefit in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

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
September 30, 2022
(Unaudited)

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

	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)
Stock Options	59	59
Stock Warrants with no designations	3,305,975	111,932
Series A Warrants as if converted at alternate cashless exercise price	2,030,789,846	-
Series B Warrants	26,250	-
Series C Warrants as if converted at alternate cashless exercise price*	7,499,962,500	-
Unvested restricted stock	59	59
Convertible Debt	884,700,197	23,293,971
Total	10,418,784,886	23,406,021

*	Only convertible ratably upon exercise of Series B Warrants

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. The standard is effective for annual periods beginning after December 15, 2023 for smaller reporting companies, and interim periods within those reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those reporting periods. The Company is currently assessing the impact the new guidance will have on our consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the three months ended September 30, 2022, the Company had no revenues, had a net loss of $617,295, and had net cash used in operations of $509,315. Additionally, As of September 30, 2022, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $2,784,564, $2,767,535, and $62,564,423, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issue date of this Quarterly Report.

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
September 30, 2022
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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following As of September 30, 2022 and June 30, 2022.

	September 30, 2022	June 30, 2022
	(Unaudited)
Office equipment at cost	$28,600	$28,623
Less: Accumulated depreciation	(27,163)	(26,600)

Total property, plant, and equipment	$1,437	$2,023

Depreciation expense for the three months ended September 30, 2022 and 2021 were $473 and $509, respectively.

NOTE 4 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to former director - related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at September 30, 2022 and June 30, 2022 were $28,599 and $30,746, respectively. The Company plans to repay the advances as its cash resources allow (see Note 9).

NOTE 5 – LOAN FROM FORMER DIRECTOR – RELATED PARTY

Loan from Former Director - Related Party

Loan from the Company’s former director at September 30, 2022 and June 30, 2022 was $47,597 and $51,171, respectively. The loan bears no interest and is payable on demand. The Company did not repay any amount on this loan during the three months ended September 30, 2022 and 2021, respectively (see Note 9).

NOTE 6 – CONVERTIBLE NOTES

The Company’s convertible notes outstanding at September 30, 2022 and June 30, 2022 were as follows:

	September 30, 2022	June 30, 2022
	(Unaudited)
Convertible notes and debenture	$697,280	$644,980
Unamortized discounts	(127,811)	(31,669)
Accrued interest	48,922	57,822
Premium, net	295,250	313,127
Convertible notes, net	$913,641	$984,260

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Convertible Note Issued with Consulting Agreement

August 10, 2017 Consulting Agreement

On August 10, 2017, the Company entered into a consulting agreement, retroactive to May 16, 2017, with a certain consultant, pursuant to which the consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 junior subordinated convertible note. The maturity date of the August 10, 2017 Convertible Note was August 2019 and was past due (see Note 8). The note accrued interest at a rate of 10% per annum and was convertible into common stock at the lesser of $750 or 65% of the three lowest trades in the ten trading days prior to the conversion. The note was fully earned upon signing the agreement and matured on August 10, 2019. The Company accrued $155,000 related to this expense at June 30, 2017 and recorded the remaining $155,000 related to this expense in fiscal year 2018. Upon an event of default, principal and accrued interest will become immediately due and payable under the note. Additionally, upon an event of default, at the election of the holder, the note would accrue interest at a default interest rate of 18% per annum or the highest rate of interest permitted by law. The consulting agreement had a three-month term and expired on August 16, 2017. An aggregate total of $578,212 of this note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the year ended June 30, 2018, the consultant converted $140,000 of principal and $10,764 of interest. During the year ended June 30, 2019, the consultant converted an additional $161,000 of principal and $19,418 of interest leaving a principal balance owed of $9,000 at June 30, 2019. During the year ended June 30, 2020, the consultant converted an additional $500 of principal and $5,248 of interest such that the remaining principal outstanding and accrued interest under this note as of June 30, 2020 was $8,500 and $22,168, respectively.

On March 15, 2021, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with the consultant whereby both parties agreed to settle all claims and liabilities under the August 10, 2017 Convertible note for a total of $100,000 in the form of a convertible note. All other terms of the August 10, 2017 Convertible Note remained in full force and effect. Both parties agreed that all future penalties under this note were waived unless the Company failed to authorize to distribute the requested shares upon conversion. The Company had the right to pay off the balance of any remaining amounts dues under this note in cash at any time more than 60 days after March 15, 2021. Prior to the Settlement Agreement, the Company recorded total liabilities $56,762 consisting of remaining principal amount of $8,500, accrued interest of $23,262 and accrued expenses of $25,000. Accordingly, the Company recognized loss from settlement of debt of $43,238 during fiscal year 2021.

The total principal and accrued interest outstanding under the August 10, 2017 Convertible Note was $79,000 and $10,185, respectively, as of June 30, 2022 following conversion of $1,000 of principal and $8,000 accrued interest during the year ended June 30, 2022.

The total principal and accrued interest outstanding under the August 10, 2017 Convertible Note was $0 as of September 30, 2022 following conversion of $79,000 of principal and $9,543 accrued interest during the three months ended September 30, 2022.

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

The conversion price for the October 3, 2019 Crown Bridge Note shall be equal to 60% ( representing a 40% discount) of the lowest closing bid price (“Lowest Trading Price”) of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion, including the day upon which a Notice of Conversion is received. Notwithstanding the foregoing, Crown Bridge shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Crown Bridge and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock which may be increased up to 9.99% upon 60 days prior written notice by the Crown Bridge to the Company. The note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a $72,000 put premium.

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

The total principal amount outstanding under the above Crown Bridge financing agreement was $65,280 and accrued interest of $25,930 as of June 30, 2022. The total principal amount outstanding under the above Crown Bridge financing agreement was $65,280 and accrued interest of $28,398 as of September 30, 2022.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

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

January 4, 2022 Securities Purchase Agreement

Additionally, effective January 4, 2022, the Company entered into a securities purchase agreement with Sixth Street Lending LLC pursuant to which Sixth Street purchased a convertible promissory note (the “January 4, 2022 Sixth Street”) from the Company in the aggregate principal amount of $63,750, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Sixth Street any time after the six-month anniversary of the January 4, 2022 Sixth Street. The January 4, 2022 Sixth Street contained debt issue costs of $3,750. The Company used the net proceeds from the January 4, 2022 Sixth Street for general working capital purposes. The maturity date of the January 4, 2022 Sixth Street Note is January 4, 2023. The January 4, 2022 Sixth Street Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Sixth Street in shares of the Company’s common stock; but shall not be payable until the January 4, 2022 Sixth Street Note becomes payable, whether at the maturity date or upon acceleration or by prepayment (see conversions below).

March 7, 2022 Securities Purchase Agreement

Additionally, effective March 7, 2022, the Company entered into a securities purchase agreement with Sixth Street Lending LLC pursuant to which Sixth Street purchased a convertible promissory note (the “March 7, 2022 Sixth Street”) from the Company in the aggregate principal amount of $68,750, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Sixth Street any time after the six-month anniversary of the March 7, 2022 Sixth Street. The March 7, 2022 Sixth Street contained debt issue costs of $3,750. The Company used the net proceeds from the March 7, 2022 Sixth Street for general working capital purposes. The maturity date of the March 7, 2022 Sixth Street Note is March 7, 2023. The March 7, 2022 Sixth Street Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Sixth Street in shares of the Company’s common stock; but shall not be payable until the March 7, 2022 Sixth Street Note becomes payable, whether at the maturity date or upon acceleration or by prepayment (see conversions below).

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

June 30, 2022 Securities Purchase Agreement

On June 30, 2022, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC, which closed on July 11, 2022, pursuant to which 1800 Diagonal purchased a convertible promissory note (the “July 11, 2022 1800 Diagonal Note”) from the Company in the aggregate principal amount of $105,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after 180 days of the July 11, 2022 1800 Diagonal Note. The July 11, 2022 1800 Diagonal Note contains debt issue cost of $3,750. The Company intends to use the net proceeds from the July 11, 2022 1800 Diagonal Note for general working capital purposes. The maturity date of the July 11, 2022 1800 Diagonal Note is June 30, 2023. The 1800 Diagonal Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to 1800 Diagonal in shares of the Company’s common stock; but shall not be payable until the July 11, 2022 1800 Diagonal Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

The following terms shall apply to all the above 1800 Diagonal notes:

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

The conversion price for the above 1800 Diagonal notes shall be equal to 65% (representing a 35% discount) of the market price which means the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, 1800 Diagonal shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by 1800 Diagonal and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. All of the above 1800 Diagonal notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $262,500 put premium of which $56,538 was recorded during the three months ended September 30, 2022.

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

The total principal amount outstanding under the above 1800 Diagonal financing agreements were $265,000 and accrued interest of $6,081 as of June 30, 2022 following conversion of $117,500 of the principal balance and $4,700 accrued interest during the year ended June 30, 2022. Accordingly, $63,269 of the put premium was released to additional paid in capital in respect to the 1800 Diagonal financing agreements during the year ended June 30, 2022 following conversion of the principal balance.

The total principal amount outstanding under the above 1800 Diagonal financing agreements were $237,500 and accrued interest of $5,838 as of September 30, 2022 following conversion of $132,500 of the principal balance and $5,300 accrued interest during the three months ended September 30, 2022. Accordingly, $71,346 of the put premium was released to additional paid in capital in respect to the 1800 Diagonal financing agreements during the three months ended September 30, 2022 following conversion of the principal balance.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

ONE44 Capital Securities Purchase Agreements

December 7, 2021 Securities Purchase Agreement

Effective December 7, 2021, the Company entered into a securities purchase agreement with ONE44 Capital LLC (“ONE44”), pursuant to which ONE44 purchased a convertible promissory note (the “December 7, 2021 ONE44”) from the Company in the aggregate principal amount of $170,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of ONE44 any time after the six-month anniversary of the December 7, 2021 ONE44. The December 7, 2021 ONE44 contained an original discount and debt issue cost for a total of $25,500. The Company used the net proceeds from the December 7, 2021 ONE44 for general working capital purposes. The maturity date of the December 7, 2021 ONE44 is December 7, 2022. The December 7, 2021 ONE44 bore interest at a rate of 10% per annum, which interest may be paid by the Company to ONE44 in shares of the Company’s common stock; but shall not be payable until the December 7, 2021 ONE44 Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

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

August 15, 2022 Securities Purchase Agreement

On August 15, 2022, the Company entered into a securities purchase agreement with ONE44 Capital LLC, pursuant to which ONE44 Capital purchased a convertible redeemable note (the “August 15, 2022 ONE44 Note”) from the Company in the aggregate principal amount of $110,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of ONE44 Capital any time after the six-month anniversary of the August 15, 2022 ONE44 Note. The transaction contemplated by the ONE44 Purchase Agreement closed on August 16, 2022. The August 15, 2022 One44 Note contains an original issue discount amount of $10,000. Pursuant to the terms of the August 15, 2022 ONE44 Purchase Agreement, the Company will pay ONE44 Capital’s legal fees of $5,500. The Company intends to use the net proceeds from the August 15, 2022 ONE44 Note for general working capital purposes. The maturity date of the August 15, 2022 One44 Note is August 15, 2023. The August 15, 2022 ONE44 Note shall bear interest at a rate of 10% per annum, which interest may be paid by the Company to ONE44 Capital in shares of common stock, but shall not be payable until the Maturity Date or upon acceleration or by prepayment

The following terms shall apply to all the above ONE44 notes:

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

The conversion price for the above ONE44 notes shall be equal to 65% (representing a 35% discount) of the market price which means the lowest closing bid prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, ONE44 shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by ONE44 and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. All of the above ONE44 notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $215,385 put premium of which $59,231 was recorded during the three months ended September 30, 2022.

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

The total principal amount outstanding under the above ONE44 financing agreements were $230,000 and accrued interest of $7,438 as of September 30, 2022 following conversion of $115,700 of the principal balance and $7,487 accrued interest during the three months ended September 30, 2022. Accordingly, $62,300 of the put premium was released to additional paid in capital in respect to the ONE44 financing agreements during the three months ended September 30, 2022 following conversion of the principal balance.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

GS Capital Partners Securities Purchase Agreements

August 12, 2022 Securities Purchase Agreement

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

September 21, 2022 Securities Purchase Agreement

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

During the first 60 to 180 days following the date of the above GS Capital notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the above notes issued to GS Capital, together with any other amounts that the Company may owe the holder under the terms of the notes, at a premium ranging from 110% to 125% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such notes.

Upon the occurrence and during the continuation of certain events of default, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. In the event that the Company fails to deliver to GS Capital shares of Common Stock issuable upon conversion of principal or interest under the above GS Capital notes, the penalty shall be $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty shall increase to $500 per day beginning on the 10th day. In an event of breach of section 8m as defined in the GS Capital note agreement, such GS Capital note shall incur penalty and will increase the outstanding principal amounts by 20%.

The total principal outstanding and accrued interest under the above GS Capital notes were $164,500 and $1,140, respectively, as of September 30, 2022. An aggregate total of $164,500 of the above GS Capital notes were bifurcated with the embedded conversion option which were recorded as derivative liabilities at fair value (see Note 11).

Convertible notes in default

There is one convertible note that is currently past due and in default, consisting of $65,280 principal and $28,398 accrued interest which includes interest accruing at the default interest rate at 15%.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Amortization of debt discounts

The Company recorded $127,418 and $7,500 of debt discounts related to the above note issuances during the three months ended September 30, 2022 and 2021, respectively. The Company recorded $115,769 and $90,192 of put premiums related to the above note issuances during the three months ended September 30, 2022 and 2021, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the three months ended September 30, 2022 and 2021 was $31,275 and $6,074, respectively.

The Company reclassified $133,646 and $109,643 in put premiums to additional paid in capital following conversions during the three months ended September 30, 2022 and 2021, respectively.

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

On September 21, 2022, the board of directors of the Company approved and authorized, and the holders of a majority in interest of the Company’s voting capital stock approved by written consent, in accordance with Section 228 of the Delaware General Corporation Law, for the Company to file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware, which increased the Company’s authorized capital stock. The Certificate increased the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 3,000,000,000 to 10,000,000,000. The number of authorized shares of preferred stock remains at 1,500,005, such that the total number of shares of all classes and series the Company is authorized to issue is 10,001,500,005 shares. The Certificate was filed and became effective on November 4, 2022. This increase is presented retroactively on the condensed consolidated balance sheet.

Preferred Stock

The total number of shares of preferred stock that the Company is authorized to issue is 1,500,005, $0.01 par value per share. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

Of the total preferred shares authorized, 500,000 have been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on December 9, 2014. James Nathanielsz, the Company’s Chief Executive Officer and Chief Financial Officer, beneficially owns all of the outstanding shares of Series A Preferred Stock via North Horizon Pty Ltd., which entitles him, as a holder of Series A Preferred Stock, to vote on all matters submitted or required to be submitted to a vote of the Company’s stockholders, except election and removal of directors, and each share of Series A Preferred Stock entitles him to two votes per share of Series A Preferred Stock. North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer, Chief Financial Officer and a director of our Company, has voting and investment power over these shares. 500,000 shares of Series A Preferred Stock are issued and outstanding as of September 30, 2022 and June 30, 2022.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on June 16, 2015, up to five shares have been designated as Series B Preferred Stock (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of September 30, 2022 and June 30, 2022. Mr. Nathanielsz directly beneficially owns such one share of Series B Preferred Stock.

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued during the three months ended September 30, 2022 and fiscal year 2022.

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
September 30, 2022
(Unaudited)

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

On July 13, 2022, the Company issued 14,336,712 shares of its common stock at an average price per share of approximately $0.002, as a result of delivering one draw down notice to the Investor. Consequently, the Company received gross aggregate proceeds of $24,711 from such draw down notice. The Company received $23,758 of a previously recorded subscription receivable during the three months ended September 30, 2022.

Shares issued for conversion of convertible debt

As of June 30, 2022, there was common stock issuable of 7,326,007 from the conversion of debt during fiscal 2022. The common stock issuable of 7,326,007 were issued on July 12, 2022.

From July 1, 2022 through September 14, 2022, the Company issued an aggregate of 264,492,661 shares of its common stock at an average contractual conversion price of $0.001 as a result of the conversion of principal of $327,200, and accrued interest of $22,330 underlying certain outstanding convertible notes converted during such period. The total recorded to equity was $456,939.

The Company reclassified $133,646 from put premium liabilities to additional paid in capital following conversions during the three months ended September 30, 2022.

During the three months ended September 30, 2022, converted notes - principal of $79,000 and accrued interest of $9,543 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued upon conversion was $195,952 resulting in a loss on extinguishment at the time of conversion of $107,409 and $106,799 of derivative fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net loss of $610.

The Company has 1,565,029,216 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at September 30, 2022.

Shares issued for services and accrued expenses

As of June 30, 2022, there was common stock issuable of 12,270,958 for services rendered during fiscal 2022. The common stock issuable of 12,270,958 were issued on July 1, 2022.

Shares issued for exercise of warrants

Between July 29, 2022 and September 9, 2022, the Company received gross proceeds of $100,000 from the exercise of 2,500 Series B Warrants and issued 1,250 shares of common stock and common stock issuable of 1,250. The common stock issuable of 1,250 were issued in October 2022.

During the three months ended September 30, 2022, the Company issued 158,399,208 shares of common stock from the alternate cashless exercise of 792 Series A warrants with an original exercise price of $200 and alternate cashless exercise price of $0.001. The Alternate Cashless Exercise provision, for a cashless conversion at the holder’s option, is available should the trading price of the Company’s common stock fall below $200 per share calculated based on the difference between the exercise price of the Series A Warrant and 70% of the market price. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized a deemed dividend of $389,235 during the three months ended September 30, 2022 and a corresponding increase in loss available to common stockholders upon the alternate cashless exercise of these warrants.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

Restricted Stock Units

Pursuant to employment agreements dated in May 2019, the Company granted an aggregate of 78 and 39 restricted stock units to the Company’s Chief Executive Officer and Chief Scientific Officer, respectively. The total 117 restricted stock units are subject to vesting terms as defined in the employment agreements. The 117 restricted stock units were valued at the fair value of $4,250 per unit or $497,240 based on the quoted trading price on the date of grant. There were $248,620 unrecognized restricted stock units expense as of September 30, 2022 and June 30, 2022. There are 59 unvested restricted stock units which are subject to various performance conditions which have not yet been met and such restricted stock units have not yet vested as of September 30, 2022 and June 30, 2022 to which the $248,620 relates.

Warrants:

The following table summarizes warrant activity for the three months ended September 30, 2022:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at June 30, 2022	105,420	$200.27
Granted	3,305,000	0.01
Exercised	(3,292)	78.49
Forfeited	(1,000)	2,000.00
Expired	-	-
Outstanding at September 30, 2022	3,406,128 *	$5.55

Exercisable at September 30, 2022	3,379,879	$2.83
Outstanding and Exercisable:

Weighted average remaining contractual term	2.83
Aggregate intrinsic value	$-

*	The total warrants of 3,406,128 above consisted of the following:

	Number of Warrants	Exercisable
Series A warrants	10,154	10,154
Series B warrants	26,250	26,250
Series C warrants	63,749	37,500
Warrants with no class designation	3,305,975	3,305,975
Total	3,406,128	3,379,879

On August 16, 2022, the Company entered into an agreement with a certain consultant to provide services over a three-month period in exchange for 1,000,000 warrants to purchase the Company’s common stock at $0.01 per share with an expiry date of August 16, 2025. The fair market value of the warrants was $2,408 on the date of grant as calculated under the Black Scholes Option Pricing model with the following assumptions: stock price at valuation date of $0.0026 based on quoted trading price on date of grant, exercise price of $0.01, dividend yield of zero, years to maturity of 3.00, a risk-free rate of 3.19%, and expected volatility 236%. The Company recorded $2,408 of stock-based compensation expenses with respect to the grant of such warrants during the three months ended September 30, 2022.

On August 16, 2022, the Company and a third-party investor relations consultant agreed to settle an outstanding payable of $23,050 in exchange for 2,305,000 warrants to purchase the Company’s common stock at $0.01 per share with an expiry date of August 16, 2025. The fair market value of the warrants was $5,551 on the date of grant as calculated under the Black Scholes Option Pricing model with the following assumptions: stock price at valuation date of $0.0026 based on quoted trading price on date of grant, exercise price of $0.01, dividend yield of zero, years to maturity of 3.00, a risk free rate of 3.19%, and expected volatility 236%. Accordingly, the Company recognized gain from settlement of debt of $17,499 during the three months ended September 30, 2022 as reflected in the accompanying condensed consolidated statements of operations.

Options:

A summary of the Company’s option activity during the three months ended September 30, 2022 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price Per Share
Outstanding at June 30, 2022	59	$4,533
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2022	59	$4,533

Exercisable at September 30, 2022	59	$4,533
Outstanding and Exercisable:

Weighted average remaining contractual term	6.62
Weighted average fair value of options granted during the period	$-
Aggregate intrinsic value	$-

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
(Unaudited)

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

During the three months ended September 30, 2022 and 2021, the Company recognized stock-based compensation of $0 and $20,718, respectively related to vested stock options. There was $0 of unvested stock options expense as of September 30, 2022. No stock options were granted during the three months ended September 30, 2022.

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

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company’s parent U.S. entity is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure in the September 30, 2022 and June 30, 2022 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

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

On July 27, 2022, the Company entered into a two-year research agreement with the University of Jaén to provide certain research and experiment services to the Company. In exchange for full ownership of the intellectual property the Company agreed to pay royalties of 2% of net revenues. In consideration of such services, the Company agreed to pay the University approximately 53,200 Euros ($53,806 USD) payable as follows:

- 18,200 Euros ($18,407 USD) upon execution (paid in August 2022),

- 8,000 Euros ($8,091 USD) in September 2022 (due in October 2022),

- 7,000 Euros ($7,080 USD) in December 2022,

- 10,000 Euros ($10,114 USD) in March 2023, and

- 10,000 Euros ($10,114 USD) in July 2023.

The commencement date for the experiments was on September 1, 2022, and the estimated length of time for completion is 24 months.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

As of September 30, 2022 and June 30, 2022, the Company has $13,360 and $14,364, respectively, balance due to the University for unreimbursed lab fees which is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2022 and June 30, 2022, there are no royalty fees owed to the University.

Consulting Agreement

On July 1, 2022, the Company and a consultant agreed to extend the term of a consulting agreement from July 1, 2022 to June 30, 2023 to provide media related services for a monthly fee of $50,000. In addition, the Company shall pay a stock fee equal to 9.9% of the outstanding common stock of the Company during the term of the agreement. The Company shall bring up the consultant’s diluted holdings back up to 9.9% and accrue the value of the common stock at each reporting period until June 30, 2023. All service fees are non-refundable. Accordingly, the Company recorded accrued expenses of $54,765 as of September 30, 2022 which is included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets.

Operating Leases

On May 4, 2022, the Company entered in a three-year lease agreement with North Horizon Pty Ltd., a related party, (see Note 9) for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes. On May 4, 2022, the Company recorded right-of-use assets $66,201 and total lease liabilities of $66,201 based on an incremental borrowing rate of 8%.

ROU is summarized below:

	September 30, 2022	June 30, 2022
Office lease	$66,201	$66,201
Less: accumulated amortization	(13,176)	(3,678)
Right-of-use asset, net	$53,025	$62,523

Operating Lease liabilities are summarized below:

	September 30, 2022	June 30, 2022
Office lease	$66,201	$66,201
Reduction of lease liability	(12,322)	(3,277)
Less: office lease, current portion	(14,516)	(20,605)
Long term portion of lease liability	$39,363	$42,319

Remaining future minimum lease payments under non-cancelable operating lease at September 30, 2022 are as follows:

Fiscal Year 2023	$17,366
Fiscal Year 2024	23,155
Fiscal Year 2025	19,296
Imputed interest	(5,938)
Total operating lease liability	$53,879

The weighted average remaining lease term for the operating lease is 2.52 years.

NOTE 9 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors. These transactions have included the following:

As of September 30, 2022 and June 30, 2022, the Company owed its former director a total of $28,599 and $30,746, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (see Note 4).

As of September 30, 2022 and June 30, 2022, the Company owed its former director a total of $47,597 and $51,171, respectively, for money loaned to the Company throughout the years. The total loans balance owed at September 30, 2022 and June 30, 2022 is not interest bearing (see Note 5).

On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors, for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes (See Note 8). As of September 30, 2022 and June 30, 2022, total rent payable of $131,129 AUD ($84,342 USD) and $122,129 AUD ($84,452 USD), respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheet. Rent expense under this lease was $6,373 and $7,736 for the three months ended September 30, 2022 and 2021, respectively and reflected as occupancy expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

Pursuant to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the year ended June 30, 2022, a total of $7,689 AUD ($5,577 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance which expired in August 2022. No payment were made during the three months ended September 30, 2022.

Pursuant to the approval of the Company’s board of directors, on May 14, 2019, Mr. Nathanielsz was granted a $460,000 AUD ($315,376 USD) bonus for accomplishments achieved while serving as the Company’s Chief Executive Officer during the fiscal year ended June 30, 2019 with $200,000 AUD ($137,120 USD) of such bonus payable by the Corporation to the CEO throughout the Corporation’s 2019 fiscal year as the Corporation’s cash resources allow, with the remaining $260,000 AUD ($178,256 USD) of such bonus to be deferred by the CEO until a future date when the Corporation’s cash resources allow for such payment, as agreed to by the CEO. A total of $90,000 AUD ($64,377 USD) in payments were made in the year ended June 30, 2019. On July 13, 2020, the Board approved a bonus of $240,000 AUD being equal to 60% of Mr. Nathanielsz base salary which was accrued as of June 30, 2020. A total of $202,620 AUD ($136,606 USD) in payments were made against the bonuses during the year ended June 30, 2020 which resulted to a remaining balance of $407,380 AUD ($280,726 USD) bonus payable as of June 30, 2020. On August 12, 2021, the Board approved a bonus of $177,840 USD. A total of $221,890 AUD ($166,418 USD) in payments were made against the bonuses during the year ended June 30, 2021 resulting in a remaining balance of $422,610 AUD ($316,957 USD) bonus payable as of June 30, 2021 which was included in accrued expenses in the accompanying consolidated balance sheet. On August 12, 2021, pursuant to the Cancellation Agreement, Mr. Nathanielsz agreed to cancel $177,840 of the bonus payable in exchange for 5,928,000 shares of the common stock of the Company. On August 1, 2022, the Board approved a bonus of $140,000 AUD or $96,810 USD. A total of $144,166 AUD ($99,691 USD) in payments were made against the bonuses during the year ended June 30, 2022 resulting in a remaining balance of $181,324 AUD ($125,386 USD) bonus payable as of June 30, 2022 which was included in accrued expenses in the accompanying condensed consolidated balance sheet. A total of $41,387 AUD ($26,620 USD) in payments were made against the bonuses during the three months ended September 30, 2022 resulting in a remaining balance of $139,937 AUD ($90,007 USD) bonus payable as of September 30, 2022 which was included in accrued expenses in the accompanying condensed consolidated balance sheet.

Amended and Restated Employment Agreement - On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with James Nathanielsz, the Company’s Chief Executive Officer, Chairman, acting Chief Financial Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD. Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase 39 shares of the Company’s common stock (the “Nathanielsz Options”), with an exercise price per share of $4,675 (110% of the closing market price of the Company’s common stock on May 14, 2019 (or $4,250), the date of approval of such grant by the Company’s board of directors), (ii) 39 restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and (iii) an additional 39 restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Company’s board of directors on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. 1/3rd of the Nathanielsz Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Mr. Nathanielsz is employed by the Company and subject to the other provisions of the Employment Agreement. The Initial Nathanielsz RSUs shall vest on the one-year anniversary of the Effective Date, subject to Mr. Nathanielsz’s continued employment with the Company through such vesting date. The Additional Nathanielsz RSUs will vest as follows, subject to Mr. Nathanielsz’s continued employment with the Company through the applicable vesting date: (i) 7.80 of the Additional Nathanielsz RSUs shall vest upon the Company submitting Clinical Trial Application (the “CTA”) for PRP, the Company’s lead product candidate (“PRP”), for a First-In-Human study for PRP (the “Study”) in an applicable jurisdiction to be selected by the Company, (ii) 7.80 of the Additional Nathanielsz RSUs shall vest upon the CTA being approved in an applicable jurisdiction, (iii) 7.80 of the Additional RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iv) 7.80 of the Additional Nathanielsz RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (v) the remaining 7.80 of the Additional Nathanielsz RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested restricted stock unit shall be settled by delivery to Mr. Nathanielsz of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the 2019 Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Employment Agreement), (ii) the date that is ten business days following the vesting of such restricted stock unit, (iii) the date of Mr. Nathanielsz’s death or Disability (as defined in the Employment Agreement), and (iv) Mr. Nathanielsz’s employment being terminated either by the Company without Cause or by Mr. Nathanielsz for Good Reason (each as defined in the Employment Agreement). In the event of a Change of Control, any unvested portion of the Nathanielsz Options and such restricted stock units shall vest immediately prior to such event. The 39 vested restricted stock unit are considered issuable as of September 30, 2022 and June 30, 2022. On October 26, 2022, the Company entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) with Mr. Nathanielsz, effective as of July 1, 2022, (the “Effective Date”). The Amended Agreement provides Mr. Nathanielsz with a base salary of $600,000 AUD ($414,900 USD) per annum. The Company has also agreed to pay Executive an annual discretionary bonus in an amount up to 100% of his annual base salary, reduced from 200%, which bonus shall be determined by the Board and based upon the performance of the Company. The Amended Agreement has a term of three (3) years from the Effective Date, with automatic one-year renewal periods unless either party elects not to renew.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Amended and Restated Services Agreement - On May 14, 2019, the Company also entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD. In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase 20 shares of the Company’s common stock (the “Kenyon Options”), with an exercise price per share of $4,250 (100% of the closing market price of the Company’s common stock on May 14, 2019, the date of approval of such grant by the Company’s board of directors), (ii) 20 restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional 20 restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Company’s board of directors on the Effective Date. The Kenyon Options have a term of 10 years from the date of grant. 1/3rd of the Kenyon Options shall vest every successive one-year anniversary following the Effective Date, provided, that on each such vesting date Dr. Kenyon is employed by the Company and subject to the other provisions of the Services Agreement. The Initial Kenyon RSUs shall vest on the one-year anniversary of the Effective Date, subject to Dr. Kenyon’s continued employment with the Company through such vesting date. The Additional Kenyon RSUs will vest as follows, subject to Dr. Kenyon’s continued employment with the Company through the applicable vesting date: (i) 5 of the Additional Kenyon RSUs shall vest upon the Company submitting the CTA for PRP for the Study in an applicable jurisdiction to be selected by the Company, (ii) 5 of the Additional Kenyon RSUs shall vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iii) 5 of the Additional Kenyon RSUs shall vest upon the shares of the Company’s Common Stock being listed on a senior stock exchange (NYSE, NYSEMKT or NASDAQ), and (iv) the remaining 5 of the Additional Kenyon RSUs shall vest upon the Company enrolling its first patient in the Study. Each vested Kenyon RSU shall be settled by delivery to Mr. Kenyon of one share of the Company’s common stock and/or the fair market value of one share of common stock in cash, at the sole discretion of the Company’s board of directors and subject to the Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Services Agreement), (ii) the date that is ten business days following the vesting of such Kenyon RSU, (iii) the date of Dr. Kenyon’s death or Disability (as defined in the Services Agreement), and (iv) Dr. Kenyon’s employment being terminated either by the Company without Cause or by Dr. Kenyon for Good Reason (as defined in the Services Agreement). In the event of a Change of Control (as defined in the Services Agreement), 50% of any unvested portion of the Kenyon Options and the Kenyon RSUs shall vest immediately prior to such event. The 20 vested restricted stock unit are considered issuable as of September 30, 2022 and June 30, 2022. On August 12, 2021, pursuant to the Cancellation Agreement, Mr. Kenyon agreed to cancel accrued salaries of $102,600 in exchange for 3,420,000 shares of the common stock of the Company. As of September 30, 2022 and June 30, 2022, total accrued salaries of $67,500 AUD ($43,416 USD) and $54,000 AUD ($37,341 USD), respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheets.

Collaboration Agreement

On October 1, 2020, the Company entered into a two-year collaboration agreement with the University of Jaén to provide certain research services to the Company. One of the Company’s Scientific Advisory Board is the lead joint researcher of University of Jaén. Additionally, on July 27, 2022, the Company entered into a two-year research agreement with the University of Jaén to provide certain research and experiment services to the Company (see Note 8). Further, the Company agreed to pay royalties of 1% of net revenues each to two members of the Scientific Advisory Board.

Intercompany Loans

All Intercompany loans were made by the parent to the subsidiary, Propanc PTY LTD, which have not been repaid as of September 30, 2022. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment on the consolidated balance sheet as accumulated other comprehensive income.

NOTE 10 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through September 30, 2022.

The Company primarily relied on funding from three convertible debt lenders and received net proceeds after deductions of $33,750 for original issue discounts and debt issue costs during the three months ended September 30, 2022 from each of the three lenders of $101,250, $94,500 and $150,000, respectively, which represents approximately 29%, 27% and 44%, respectively of total proceeds received by the Company during the three months ended September 30, 2022.

The Company primarily relied on funding from one convertible debt lender and received proceeds after deductions of $7,500 for original issue discounts and debt issue costs during the three months ended September 30, 2021 from a lender of $160,000 which represents approximately 100% of total proceeds received by the Company during the three months ended September 30, 2021.

Receivable Concentration

As of September 30, 2022 and June 30, 2022, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

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

In July 2020, a world first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 45 granted, allowed, or accepted patents and 20 patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

Foreign Operations

As of September 30, 2022 and June 30, 2022, the Company’s operations are based in Camberwell, Australia, however the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of September 30, 2022 and June 30, 2022, there has been no activity within this entity.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $164,500 (2 notes) and $79,000 (1 note) of convertible debt, which were treated as derivative instruments outstanding at September 30, 2022 and June 30, 2022, respectively.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at September 30, 2022, the last trading day of the period ended September 30, 2022, was $0.0012. The volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at September 30, 2022 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended September 30, 2022)	September 30, 2022
Volatility	228.29 – 250.04%	250.04%
Expected Remaining Term (in years)	0.50 – 0.67	0.47 - 0.53
Risk Free Interest Rate	3.13 – 3.86%	3.92%
Expected dividend yield	None	None

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2022 and June 30, 2022:

	Balance at September 30, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$72,958	$—	$—	$72,958
Total	$72,958	$—	$—	$72,958

	Balance at June 30, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$151,262	$—	$—	$151,262
Total	$151,262	$—	$—	$151,262

The following is a roll forward for the three months ended September 30, 2022 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2022	$151,262
Initial fair value of embedded conversion option derivative liability recorded as debt discount	93,668
Reduction of derivative liability upon debt conversion	(106,799)
Change in fair value included in statements of operations	(65,173)
Balance at September 30, 2022	$72,958

NOTE 12 – SUBSEQUENT EVENTS

Shares issued for conversion of convertible debt

Between October 2022 and November 2022, the Company issued an aggregate of 97,854,629 shares of its common stock at a contractual conversion price of $0.001, as a result of the conversion of principal of $57,400 underlying certain outstanding convertible notes converted during such period. The Company reclassified $30,908 from put premium liabilities to additional paid in capital following conversions.

Red Road Holdings Securities Purchase Agreement

On October 6, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Red Road Holdings Corporation, a Virginia corporation (“Red Road”), pursuant to which Red Road purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $53,750, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Red Road. The transaction contemplated by the Purchase Agreement closed on October 12, 2022. The Company intends to use the net proceeds ($50,000) from the Note for general working capital purposes. The maturity date of the Note is October 6, 2023 (the “Maturity Date”). The Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to Red Road in shares of common stock, but shall not be payable until the Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment, as described below. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. Red Road has the option to convert all or any amount of the principal face amount of the Note, beginning on the date which is one hundred eighty (180) days following the date of this Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount (as defined below), each in respect of the remaining outstanding amount of this Note, to convert all or any part of the outstanding and unpaid amount of this Note into common stock at the then-applicable conversion price. Pursuant to the terms of the Purchase Agreement, the Company paid Red Road’s legal fees and due diligence expenses in the aggregate amount of $3,750.

The conversion price for the Note shall be equal to the Variable Conversion Price (as defined herein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 65% multiplied by the Market Price (as defined herein) (representing a discount rate of 35%). “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the common stock during the ten (10) trading days prior to the conversion date. Notwithstanding the foregoing, Red Road shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Red Road and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. This note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $28,942 put premium.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

The Note may be prepaid until 180 days from the issuance date. If the Note is prepaid within 60 days of the issuance date, then the prepayment premium shall be 110% of the face amount plus any accrued interest, if prepaid after 60 days from the issuance date, but less than 91 days from the issuance date, then the prepayment premium shall be 115% of the face amount plus any accrued interest, if prepaid after 90 days from the issuance date, but less than 121 days from the issuance date, then the prepayment premium shall be 120% of the face amount plus any accrued interest, if prepaid after 120 days from the issuance date, but less than 151 days from the issuance date, then the prepayment premium shall be 125% of the face amount plus any accrued interest, and if prepaid after 150 days from the issuance date, but less than 181 days from the issuance date, then the prepayment premium shall be 129% of the face amount plus any accrued interest. So long as the Note is outstanding, the Company covenants not to, without prior written consent from Red Road, sell, lease or otherwise dispose of all or substantially all of its assets outside the ordinary course of business which would render the Company a “shell company” as such term is defined in Rule 144.

In the event that the Company fails to deliver to Red Road shares of common stock issuable upon conversion of principal or interest under the Note within three business days of a notice of conversion by Red Road, the Company shall incur a penalty of $1,000 per day, provided, however, that such fee shall not be due if the failure to deliver the shares is a result of a third party such as the transfer agent. Upon the occurrence and during the continuation of certain events of default, the Note will become immediately due and payable and the Company will pay Red Road in full satisfaction of its obligations in the Note an amount equal to 150% of an amount equal to the then outstanding principal amount of the Note plus any interest accrued upon such event of default or prior events of default.

Shares issued for exercise of warrants

In October 2022, the Company issued 33,599,832 shares of common stock from the alternate cashless exercise of 168 Series A warrants. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $19,322 and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants

In October 2022, the Company received aggregate gross proceeds of $50,000 from the exercise of 1,250 Series B Warrants and issued 1,250 shares of common stock.

Shares issued for services

In October 2022, the Company issued 6,111,112 shares of the Company’s common stock to a consultant for services rendered in October 2022. The Company valued these shares based on quoted trading prices on the date of grant at $0.0009 per share or $5,500 which was recorded as stock based consulting expense.

Amended and Restated Employment Agreement

On October 26, 2022, the Company entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) with James Nathanielsz, the Company’s Chief Executive Officer and Chief Financial Officer (the “Executive”), effective as of July 1, 2022, (the “Effective Date”).

The Amended Agreement provides the Executive with a base salary of $600,000 AUD ($414,900 USD) per annum. The Company has also agreed to pay Executive an annual discretionary bonus in an amount up to 100% of his annual base salary, reduced from 200%, which bonus shall be determined by the Board and based upon the performance of the Company. The Amended Agreement has a term of three (3) years from the Effective Date, with automatic one-year renewal periods unless either party elects not to renew. Mr. Nathanielsz is entitled to 20 days of annual leave and 10 days of paid sick leave. Mr. Nathanielsz is also entitled to participate in employee benefits plans, fringe benefits and perquisites maintained by the Company to the extent the Company provides similar benefits or perquisites (or both) to similarly situated executives of the Company.

In the event that the Company provides notice of non-renewal of Executive’s Amended Agreement, the Company terminates Executive without cause (as defined in the Amended Agreement) or Mr. Nathanielsz terminates his employment for good reason (as defined in the Amended Agreement), the Company has agreed to pay Executive a severance payment in an amount equal to Executive’s base salary for the year of termination in addition to accrued but unpaid salary, reimbursement of expenses, and certain other employee benefits as determined under the terms of the applicable plans (“Accrued Amounts”). In the event that Executive provides notice of non-renewal of the Amended Agreement, the Company terminates Mr. Nathanielsz for cause (as defined in the Amended Agreement) or Executive terminates his employment without good reason, Executive is only entitled to the Accrued Amounts.

The Company has agreed to indemnify Executive for any liabilities, costs and expenses incurred in the event that Executive is made a party to a proceeding due to his roles with the Company, other than any proceeding initiated by Executive or the Company relating to any dispute with respect to the Amended Agreement or Executive’s employment. Under the terms of the Amended Agreement, the Executive is also subject to certain restrictive covenants, including a one-year non-compete.

Increase in Authorized Shares

On September 21, 2022, the board of directors of the Company approved and authorized, and the holders of a majority in interest of the Company’s voting capital stock approved by written consent, in accordance with Section 228 of the Delaware General Corporation Law, for the Company to file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware, which increased the Company’s authorized capital stock. The Certificate increased the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 3,000,000,000 to 10,000,000,000. The number of authorized shares of preferred stock remains at 1,500,005, such that the total number of shares of all classes and series the Company is authorized to issue is 10,001,500,005 shares. The Certificate was filed and became effective on November 4, 2022.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

(Unaudited)

Common Stock Purchase Agreement

On November 3, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Coventry Enterprises, LLC, a Delaware limited company, (“Coventry”), providing for an equity financing facility (the “Equity Line”). The Purchase Agreement provides that upon the terms and subject to the conditions in the Purchase Agreement, Coventry is committed to purchase up to Five Million Dollars ($5,000,000) of shares of the Company’s common stock (the “Common Stock”), over the 36 month term of the Purchase Agreement (the “Total Commitment”).

Under the terms of the Purchase Agreement, Coventry will not be obligated to purchase shares of Common Stock unless and until certain conditions are met, including but not limited to a Registration Statement on Form S-1 (the “Registration Statement”) becoming effective which registers Coventry’s resale of any Common Stock purchased by Coventry under the Equity Line. From time to time over the 36-month term of the Purchase Agreement, commencing on the trading day immediately following the date on which the Registration Statement becomes effective, the Company, in our sole discretion, may provide Coventry with a draw down notice (each, a “Draw Down Notice”), to purchase a specified number of shares of Common Stock (each, a “Draw Down Amount Requested”), subject to the limitations discussed below. The actual amount of proceeds the Company will receive pursuant to each Draw Down Notice (each, a “Draw Down Amount”) is to be determined by multiplying the Draw Down Amount Requested by the applicable purchase price. The purchase price of each share of Common Stock equals 80% of the lowest volume weighted average price of the Common Stock during the 10 business days immediately preceding the Drawdown Notice date.

The maximum number of shares of Common Stock requested to be purchased pursuant to any single Draw Down Notice cannot exceed the lesser of (i) 200% of the average daily traded value of the Common Stock during the 10 business days immediately preceding the Draw Down Notice or (ii) an aggregate value of $250,000 or iii) beneficial ownership limitation which is equivalent to 9.99% of the outstanding number of shares of common stock immediately after giving effect to the issuance of the Draw Down Notice.

Coventry Enterprises, LLC Securities Purchase Agreement

On November 3, 2022, the Company entered into a securities purchase agreement with Coventry Enterprises, LLC pursuant to which Coventry purchased a promissory note from the Company in the aggregate principal amount of $125,000, such principal and the interest thereon convertible into shares of the Company’s common stock following an event of default. The Coventry note contains a $25,000 original issue discount. The Company intends to use the net proceeds $100,000 from the Coventry note for general working capital purposes.

The Coventry note shall bear interest at a rate of 10% per annum, a $12,500 guaranteed interest. The principal amount and the guaranteed interest shall be due and payable in seven equal monthly payments (each, a “Monthly Payment”) of $19,643, commencing on March 24, 2023 and continuing on the 24th day of each month thereafter (each, a “Monthly Payment Date”) until paid in full not later than October 24, 2023 (the “Maturity Date”), or such earlier date as this note is required or permitted to be repaid as provided hereunder, and to pay such other interest to the Holder on the aggregate unconverted and then outstanding principal amount of this note in accordance with the provisions hereof. Any or all of the Principal Amount and Guaranteed Interest may be pre-paid at any time and from time to time, in each case without penalty or premium.

Additionally, in the event that while this note has been outstanding for four months, there is a REG A effective, then the Investor may choose to convert any amount up to the entire balance of the note including guaranteed interest into shares at the REG A offering price.

At any time following an event of default under 7(a)(i), this note shall become convertible, in whole or in part, into shares of Common Stock at the option of the holder, at any time and from time to time thereafter (subject to the beneficial ownership limitations set forth in Section 5d). The conversion price of this note is ninety percent (90%) per share of the lowest per-share VWAP during the twenty (20) trading day period before the conversion (each, a “Calculated Conversion Price”). In the event that, within 30 calendar days either before or after any conversion, the conversion price of which is based upon a Calculated Conversion Price, the Company consummates (in whole or in part) any financing (whether such financing is equity, equity-equivalent, or debt or any combination thereof ) or for any other reason issues any shares of its Common Stock or any Common Stock Equivalents at a price less than the such most recent Calculated Conversion Price (the “Alternative Conversion Price”), regardless of when that note or instrument was originated, then, in respect of such conversion and at the option of the Holder, (i) if the conversion shall not then have yet occurred, then the Alternative Conversion Price shall be substituted for the Calculated Conversion Price and (ii) if the conversion shall already have occurred, then, within two Trading Days following the written request from the Holder therefor, the Company shall issue to the Holder that number of shares of Common Stock equivalent to the difference between the number of shares of Common Stock that had been issued using the Calculated Conversion Price and the number of shares of Common Stock that would have been issued using the Alternative Conversion Price.

Upon the occurrence and during the continuation of certain events of default, interest shall accrue at a default interest rate which shall be equal to the lesser of i) 18% per annum or ii) the maximum rate permitted by law. Subject to the beneficial ownership limitation as set forth in Section 5(d), if any event of default occurs, then the outstanding principal amount of this note, the outstanding guaranteed interest amount of this note, plus accrued but unpaid default rate interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at the Holder’s election, immediately due and payable at the holder’s option, in cash or in shares of Common Stock, at the mandatory default amount which payment is equal to 120% of the outstanding principal amount of this note and accrued and unpaid interest hereon, in addition to the payment of all other amounts, costs, expenses, and liquidated damages due in respect of this note. In the event that the Company fails to deliver to Coventry shares of Common Stock issuable upon conversion of principal or interest, the Company shall pay in cash which is equivalent to the amount in excess of the sales value of the shares of common stock that Coventry would be entitled to receive from the conversion over the principal amount and interest of the attempted conversion.

As an additional inducement to the Coventry purchasing this note, the Company shall, as of the Original Issue Date and for no additional consideration, issue to the holder an aggregate of 75,000,000 shares of the Company’s Common Stock and shall be valued based on the quoted trading price on date of grant of $0.0008 or $60,000 which shall be recognized as debt discount to be amortized over the term of this note.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Propanc Biopharma, Inc., and its wholly-owned Australian subsidiary, Propanc PTY LTD (“Propanc” or the “Company”) As of September 30, 2022 for the three months ended September 30, 2022 and 2021 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Propanc. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

On August 3, 2022, a Joint Research Collaboration Agreement was established with the Universities of Jaén and Granada, Spain. Since late 2020, Mrs. Belén Toledo Cutillas MSc, has been investigating an important experimental thesis on the effects of proenzyme therapy and the tumor microenvironment, which is the key to the development, invasion, metastatic spread and recurrence of solid tumors. The work is being conducted at the laboratory of Professor Macarena Perán PhD, who is the lead researcher on the project and is the second Joint Research and Collaboration Agreement currently in progress with the two Spanish Universities. On September 8, 2022, proenzyme therapy was shown to have a favorable impact inhibiting, slowing, or reversing tumor development by acting as an anti-tumor agent, decreasing tumor cell proliferation, developing a non-malignant phenotype (observable characteristics) and promoting cell adhesion (sticking close to one another) and differentiation (cell specialization rather than stem cell like). It was concluded that proenzyme therapy could have a significant impact on the tumor microenvironment as a potential clinical application.

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

For the Three months ended September 30, 2022, as compared to the Three months ended September 30, 2021.

Revenue

For the three months ended September 30, 2022 and 2021, we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense increased to $465,132 for the three months ended September 30, 2022 as compared to $431,740 for the three months ended September 30, 2021. This increase of approximately $33,000 is primarily attributable to an increase of approximately $159,000 in general consulting, legal and investor relation fees, increase in accounting fees of approximately $3,000, increase of approximately $19,000 in employee remuneration expense and increase in other general and administrative expenses of approximately $3,000, offset by decrease in stock-based expenses of approximately $151,000.

Occupancy Expense

Occupancy expenses decreased to $6,373 for the three months ended September 30, 2022 as compared to $7,736 for the three months ended September 30, 2021. This decrease of approximately $1,400 is primarily attributable to exchange rate movements over the period when compared to the same period in 2021.

Research and Development Expenses

Research and development expenses were increased to $101,325 for the three months ended September 30, 2022 as compared to $46,554 for the three months ended September 30, 2021. The increase in research and development expenses is primarily attributable to the two-year collaboration agreement with University Jaén which was executed in October 2020 to provide certain research services to the Company. Additionally, on July 27, 2022, the Company entered into another two-year research agreement with the University of Jaén to provide certain research and experiment services to the Company.

Interest Expense

Interest expense increased to $162,752 for the three months ended September 30, 2022, as compared to $109,853 for the three months ended September 30, 2021. Interest expense is primarily comprised of approximately $147,000 of debt discount amortization and accretion of put premium and interest expense from accrual of interest expense and other financing fees for a total of approximately $15,000 for the for the three months ended September 30, 2022.

This increase in interest expense of $52,899 is primarily attributable to the increase of approximately $26,000 in accretion of put premium and increase in amortization of debt discount of approximately $25,000.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities were increased to a gain of $65,173 for the three months ended September 30, 2022 as compared to a loss of $3,904 for the three months ended September 30, 2021. This increase in gain of approximately $69,000 is primarily attributable to a decrease in fair value of the principal amount of convertible notes with bifurcated embedded conversion option derivatives as a result of the decrease in stock prices during the three months ended September 30, 2022.

Gain from Settlement of accounts payable

Gain from settlement of accounts payable was $17,499 for the three months ended September 30, 2022 as compared to $0 for the three months ended September 30, 2021. On August 16, 2022, the Company and a third-party investor relations consultant agreed to settle an outstanding payable of $23,050 in exchange for 2,305,000 warrants to purchase the Company’s common stock at $0.01 per share with an expiry date of August 16, 2025 and fair market value of $5,551. Accordingly, the Company recognized gain from settlement of accounts payable of $17,499 during the three months ended September 30, 2022.

Loss on Extinguishment of Debt, net

During the three months ended September 30, 2022, notes with principal amounts totaling $79,000 and accrued interest of $9,543 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $195,952, resulting in a loss on extinguishment at the time of conversion of $107,409 and $106,799 of derivative fair value liability was recorded as a gain on extinguishment at the time of conversion, resulting in a net loss of $610.

Foreign Currency Transaction Gain

Foreign currency transaction gain decreased to a gain of $36,223 for the three months ended September 30, 2022 as compared to a gain of $109,129 for the three months ended September 30, 2021. This decrease of approximately $73,000 is partially attributable to the decrease in exchange rates during the three months ended September 30, 2022.

Net loss

Net loss increased to $617,295 for the three months ended September 30, 2022 as compared to a net loss of $490,658 for the three months ended September 30, 2021. The change relates to the factors discussed above.

Deemed dividend

The Company recognized the value of the effect of a down round feature related to our Series A warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $389,235 and $114,844 during the three months ended September 30, 2022 and 2021, respectively, and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants during the three months ended September 30, 2022 and 2021, respectively.

Net loss available to common stockholders

Net loss available to common stockholders increased to $1,006,530 for the three months ended September 30, 2022 as compared to a net loss available to common stockholders of $605,502 for the three months ended September 30, 2021. This increase of approximately $401,000 is primarily attributable to the change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2022, we had total assets of $94,254, comprised primarily of cash of $19,396, GST tax receivable of $2,701, prepaid expenses and other current assets of $15,765, security deposit of $1,930, operating lease ROU asset, net of $53,025, and property and equipment, net of $1,437. As compared to June 30, 2022, we had total assets of $81,651, comprised primarily of cash of $4,067, GST tax receivable of $2,342, prepaid expenses and other current assets of $8,621, property and equipment, net, of $2,023, operating lease ROU asset, net of $62,523, and security deposit of $2,075.

We had current liabilities of $2,822,426, primarily comprised of net convertible debt of $913,641, accounts payable and accrued expenses of $1,347,944, employee benefit liability of $397,171, and embedded conversion option liabilities of $72,958 as of September 30, 2022. As compared to June 30, 2022, we had current liabilities of $3,062,981, primarily comprised of net convertible debt of $984,260, accounts payable and accrued expenses of $1,409,138, employee benefit liability of $415,799, and embedded conversion option liabilities of $151,262.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the three months ended September 30, 2022 we received proceeds from exercise of warrants of $100,000, proceeds from issuance of convertible notes of $345,750, proceeds from sale of our stocks of $24,711 and proceeds from collection of subscription receivable of $23,758.

We have substantial capital resource requirements and have incurred significant losses since inception. As of September 30, 2022, we had $19,396 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the Three months ended September 30,
	2022	2021
Net cash used in operating activities	$(509,315)	$(486,758)
Net cash provided by financing activities	$494,219	$435,000
Effect of exchange rate changes on cash	$30,425	$95,320

Net Cash Flow from Operating Activities

Net cash used in operating activities was $509,315 for the three months ended September 30, 2022, due to our net loss of $617,295 offset primarily by non-cash charges of amortization of debt discount of $31,275, stock-based compensation of $2,408, accretion of put premium of $115,769, change in fair value of derivatives of $65,173 and issuance and gain from settlement of debt of $17,499. Net changes in operating assets and liabilities totaled $71,209, which is primarily attributable to increase in employee benefit liability of $10,415, increase accrued interest of $13,430, increase in accrued expenses and other payables of $15,162, and increase in accounts payable of $45,121.

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

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2022 were $494,219 as compared to $435,000 for the three months ended September 30, 2021. During the three months ended September 30, 2022 we received proceeds from the exercise of warrants of $100,000, proceeds from sale of common stock of $24,711, collections of subscription receivable of $23,758, and net proceeds from issuance of convertible notes of $345,750. During the three months ended September 30, 2021 we received proceeds from the exercise of warrants of $275,000 and net proceeds from issuance of convertible notes of $160,000.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $30,425 positive adjustment to cash flows in the three months ended September 30, 2022 as compared to an adjustment of $95,320 positive adjustment to cash flows in the three months ended September 30, 2021. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Going Concern Qualification

We did not generate any revenue for the three months ended September 30, 2022 and 2021 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2022 and 2021. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to the material weaknesses in financial reporting as discussed below.

Material Weaknesses and Corrective Actions

The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”). In connection with the audits of our consolidated financial statements for the fiscal years ended June 30, 2022 and 2021, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under the framework. A material weakness is a deficiency, or a combination of deficiencies, within the meaning of PCAOB Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2022:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 13, 2022, the Company issued 14,336,712 shares of its common stock at an average price per share of approximately $0.002, as a result of delivering one draw down notice to the Investor. Consequently, the Company received gross aggregate proceeds of $24,711 from such draw down notice.

As of June 30, 2022, there was common stock issuable of 7,326,007 from the conversion of debt during fiscal 2022. The common stock issuable of 7,326,007 were issued on July 12, 2022.

From July 1, 2022 through September 14, 2022, the Company issued an aggregate of 264,492,661 shares of its common stock at an average contractual conversion price of $0.001 as a result of the conversion of principal of $327,200, and accrued interest of $22,330 underlying certain outstanding convertible notes converted during such period. The total recorded to equity was $456,939.

As of June 30, 2022, there was common stock issuable of 12,270,958 for services rendered during fiscal 2022. The common stock issuable of 12,270,958 were issued on July 1, 2022.

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

Item 3. Defaults Upon Senior Securities.

As of September 30, 2022, we were in default under certain convertible promissory note issued to certain noteholder on October 3, 2019 for failure to pay an aggregate of $65,280 and $28,398 of principal and accrued interest, respectively, as of September 30, 2022, subsequent to their maturity date. We are currently in discussions with such noteholder to extend such maturity date. See “Note 6 – Convertible Notes” to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, is formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: November 14, 2022	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

