Form 10-Q
period 2022-12-31
Propanc Biopharma, Inc.
filed 2023-02-10
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

As of February 9, 2023, there were 1,763,908,545 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at December 31, 2022 (unaudited) and June 30, 2022	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2022 and 2021 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Deficit for each of the three and six months in the periods ended December 31, 2022 and 2021 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2022 and 2021 (unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-6

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2022	June 30, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$24,476	$4,067
GST tax receivable	4,543	2,342
Prepaid expenses and other current assets	25,207	8,621

TOTAL CURRENT ASSETS	54,226	15,030

Security deposit - related party	2,042	2,075
Operating lease right-of-use assets, net - related party	50,671	62,523
Property and equipment, net	1,083	2,023

TOTAL ASSETS	$108,022	$81,651

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$914,491	$943,023
Accrued expenses and other payables	556,114	466,115
Accrued interest	59,733	57,822
Loan payable	65,280	-
Note payable, net of debt discount	72,404	-
Convertible notes, net of discounts and including premiums	633,740	926,438
Operating lease liability - related party, current portion	21,102	20,605
Embedded conversion option liabilities	10,623	151,262
Due to former director - related party	30,257	30,746
Loan from former director - related party	50,357	51,171
Employee benefit liability	578,453	415,799

TOTAL CURRENT LIABILITIES	2,992,554	3,062,981

NON-CURRENT LIABILITIES:
Operating lease liability - long-term portion - related party	30,885	42,319

TOTAL NON-CURRENT LIABILITIES	30,885	42,319

TOTAL LIABILITIES	$3,023,439	$3,105,300

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares authorized; 500,000 shares issued and outstanding as of December 31, 2022 and June 30, 2022	$5,000	$5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of December 31, 2022 and June 30, 2022	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 1,245,699,501 and 220,350,921 shares issued and outstanding as of December 31, 2022 and June 30, 2022, respectively	1,245,700	220,351
Common stock issuable (59 and 19,597,024 shares as of December 31, 2022 and June 30, 2022, respectively)	-	19,597
Additional paid-in capital	57,696,390	57,124,982
Subscription receivable	-	(23,758)
Accumulated other comprehensive income	1,253,133	1,234,549
Accumulated deficit	(63,069,163)	(61,557,893)
Treasury stock (1 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(2,915,417)	(3,023,649)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$108,022	$81,651

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended December 31,		For the six months ended December 31,
	2022	2021	2022	2021

REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	525,620	346,164	990,752	777,904
Occupancy expenses - related party	7,506	6,550	13,879	14,286
Research and development	74,878	50,753	176,203	97,307
TOTAL OPERATING EXPENSES	608,004	403,467	1,180,834	889,497

LOSS FROM OPERATIONS	(608,004)	(403,467)	(1,180,834)	(889,497)

OTHER INCOME (EXPENSE)
Interest expense	(98,619)	(177,905)	(261,371)	(287,758)
Interest income	17	-	19	-
Change in fair value of derivative liabilities	62,335	(163,853)	127,508	(167,757)
Gain from settlement of accounts payable	-	-	17,499	-
Gain on extinguishment of debt, net	43,520	-	42,910	-
Foreign currency transaction gain (loss)	(13,988)	(110,215)	22,235	(1,086)
TOTAL OTHER EXPENSE, NET	(6,735)	(451,973)	(51,200)	(456,601)

LOSS BEFORE TAXES	(614,739)	(855,440)	(1,232,034)	(1,346,098)

Tax benefit	129,321	55,463	129,321	55,463

NET LOSS	$(485,418)	$(799,977)	$(1,102,713)	$(1,290,635)

Deemed Dividend	(19,322)	(93,398)	(408,557)	(208,242)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(504,740)	$(893,375)	$(1,511,270)	$(1,498,877)

BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS	$(0.00)	$(0.02)	$(0.00)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	960,470,651	49,373,565	718,360,144	38,318,783

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(504,740)	$(893,375)	$(1,511,270)	$(1,498,877)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	(107,812)	(7,697)	18,584	56,496

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(107,812)	(7,697)	18,584	56,496

TOTAL COMPREHENSIVE LOSS	$(612,552)	$(901,072)	$(1,492,686)	$(1,442,381)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2022 AND 2021

(Unaudited)

	Preferred Stock						Common Stock					Accumulated
	Series A		Series B		Common Stock		Issuable		Additional			Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2021	500,000	$5,000	1	$-	14,055,393	$14,056	59	$-	$54,074,110	$-	$(58,199,466)	$1,085,204	$(46,477)	$(3,067,573)

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	9,445,009	9,445	-	-	190,741	-	-	-	-	200,186

Issuance of common stock for services and accrued expenses	-	-	-	-	17,934,379	17,934	-	-	563,927	-	-	-	-	581,861

Issuance of common stock for exercise of warrants	-	-	-	-	6,875	7	2,500	2	374,991	(100,000)	-	-	-	275,000

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	2,399,988	2,400	1,999,990	2,000	(4,400)	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	109,643	-	-	-	-	109,643

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	20,718	-	-	-	-	20,718

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	64,193	-	64,193

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	114,844	-	(114,844)	-	-	-

Net loss for the three months ended September 30, 2021	-	-	-	-	-	-	-	-	-	-	(490,658)	-	-	(490,658)

Balance at September 30, 2021	500,000	5,000	1	-	43,841,644	43,842	2,002,549	2,002	55,444,574	(100,000)	(58,804,968)	1,149,397	(46,477)	(2,306,630)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	1,818,097	1,818	-	-	24,908	-	-	-	-	26,726

Issuance of common stock for deferred offering cost	-	-	-	-	1,000,000	1,000	-	-	19,000	-	-	-	-	20,000

Issuance of common stock for exercise of warrants	-	-	-	-	2,500	2	(2,500)	(2)	-	100,000	-	-	-	100,000

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	6,399,968	6,400	(1,999,990)	(2,000)	(4,400)	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	16,667	-	-	-	-	16,667

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	20,718	-	-	-	-	20,718

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(7,697)	-	(7,697)

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	93,398	-	(93,398)	-	-	-

Net loss for the three months ended December 31, 2021	-	-	-	-	-	-	-	-	-	-	(799,977)	-	-	(799,977)

Balance at December 31, 2021	500,000	$5,000	1	$-	53,062,209	$53,062	59	$-	$55,614,865	$-	$(59,698,343)	$1,141,700	$(46,477)	$(2,930,193)

	Preferred Stock						Common Stock					Accumulated
	Series A		Series B		Common Stock		Issuable		Additional			Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2022	500,000	$5,000	1	$-	220,350,921	$220,351	19,597,024	$19,597	$57,124,982	$(23,758)	$(61,557,893)	$1,234,549	$(46,477)	$(3,023,649)

Issuance of common stock for cash	-	-	-	-	14,336,712	14,337	-	-	10,374	23,758	-	-	-	48,469

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	264,492,661	264,493	-	-	192,446	-	-	-	-	456,939

Issuance of common stock for issuable shares	-	-	-	-	19,596,965	19,597	(19,596,965)	(19,597)	-	-	-	-	-	-

Issuance of common stock for exercise of warrants	-	-	-	-	1,250	1	1,250	1	99,998	-	-	-	-	100,000

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	158,399,208	158,399	-	-	(158,399)	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	133,646	-	-	-	-	133,646

Stock based compensation in connection with stock warrant grant	-	-	-	-	-	-	-	-	2,408	-	-	-	-	2,408

Warrant grant for settlement of accounts payable	-	-	-	-	-	-	-	-	5,551	-	-	-	-	5,551

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	126,396	-	126,396

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	389,235	-	(389,235)	-	-	-

Net loss for the three months ended September 30, 2022	-	-	-	-	-	-	-	-	-	-	(617,295)	-	-	(617,295)

Balance at September 30, 2022	500,000	5,000	1	-	677,177,717	677,178	1,309	1	57,800,241	-	(62,564,423)	1,360,945	(46,477)	(2,767,535)

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	380,506,070	380,506	-	-	(214,815)	-	-	-	-	165,691

Issuance of common stock for issuable shares	-	-	-	-	1,250	1	(1,250)	(1)	-	-	-	-	-	-

Issuance of common stock for exercise of warrants	-	-	-	-	2,500	3	-	-	99,997	-	-	-	-	100,000

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	33,599,832	33,600	-	-	(33,600)	-	-	-	-	-

Issuance of common stock for services	-	-	-	-	79,412,132	79,412	-	-	(22,601)	-	-	-	-	56,811

Issuance of common stock in connection with a note payable	-	-	-	-	75,000,000	75,000	-	-	(37,500)	-	-	-	-	37,500

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	85,346	-	-	-	-	85,346

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(107,812)	-	(107,812)

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	19,322	-	(19,322)	-	-	-

Net loss for the three months ended December 31, 2022	-	-	-	-	-	-	-	-	-	-	(485,418)	-	-	(485,418)

Balance at December 31, 2022	500,000	$5,000	1	$-	1,245,699,501	$1,245,700	59	$-	$57,696,390	$-	$(63,069,163)	$1,253,133	$(46,477)	$(2,915,417)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended December 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,102,713)	$(1,290,635)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	56,811	133,422
Foreign currency transaction gain	(22,235)	1,086
Depreciation expense	895	1,013
Amortization of debt discounts	83,903	11,295
Amortization of right-of-use assets	10,858	-
Change in fair value of derivative liabilities	(127,508)	167,757
Gain on extinguishment of debt, net	(42,910)	-
Gain from settlement of accounts payable	(17,499)	-
Stock option, stock warrants and restricted stock expense	2,408	41,436
Non-cash interest expense	-	2,250
Accretion of put premium	144,711	245,000
Changes in Assets and Liabilities:
GST receivable	(2,238)	(1,417)
Prepaid expenses and other assets	(16,724)	(5,637)
Accounts payable	9,520	(51,037)
Employee benefit liability	169,268	12,882
Accrued expenses and other payables	97,414	(6,772)
Accrued interest	31,433	28,264
Operating lease liability	(9,936)	-
NET CASH USED IN OPERATING ACTIVITIES	(734,542)	(711,093)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	395,750	414,500
Proceeds from note payable, net of original issue discounts and issue costs	100,000	-
Proceeds from the sale of common stock	24,711	-
Collection of subscription receivable	23,758	-
Proceeds from the exercise of warrants	200,000	375,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	744,219	789,500

Effect of exchange rate changes on cash	10,732	(7,046)

NET INCREASE IN CASH	20,409	71,361

CASH AT BEGINNING OF PERIOD	4,067	2,255
CASH AT END OF PERIOD	$24,476	$73,616

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$1,323	$950
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Common stock issued for offering cost applied against proceeds received	$-	$20,000
Reduction of put premium related to conversions of convertible notes	$218,992	$126,310
Conversion of convertible notes and accrued interest to common stock	$515,221	$224,662
Debt discounts related to derivative liability	$93,668	$-
Debt discounts related to common stock issued with a note payable	$37,500	$-
Warrant grant for settlement of accounts payable	$5,551	$-
Common stock issued for accrued services	$-	$448,440
Deemed dividend upon alternate cashless exercise of warrants	$408,557	$208,242

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

On July 22, 2016, the Company formed a wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of December 31, 2022, there has been no activity within this entity.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to reflect the Company’s stage of operations and development better.

In July 2020, a world-first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 43 granted, allowed, or accepted patents and 22 patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

The Company hopes to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer by filing additional patent applications as it advances its lead product candidate, PRP, through various stages of development.

On May 18, 2022, the board of directors of the Company approved and authorized, and the holders of a majority-in-interest of the Company’s voting capital stock approved by written consent, in accordance with Section 228 of the Delaware General Corporation Law, for the Company to file a Certificate of Amendment to its Certificate of Incorporation (the “May Certificate”) with the Secretary of State of the State of Delaware, which increased the Company’s authorized capital stock. The May Certificate increased the number of authorized shares of the Company’s Common Stock, par value $0.001 per share, from 1,000,000,000 to 3,000,000,000. The number of authorized shares of preferred stock remains at 1,500,005, such that the total number of shares of all classes and series the Company was authorized to issue became 3,001,500,005 shares. The Certificate was filed and became effective on July 6, 2022.

On September 21, 2022, the board of directors of the Company approved and authorized, and the holders of a majority-in-interest of the Company’s voting capital stock approved by written consent, in accordance with Section 228 of the Delaware General Corporation Law, for the Company to file a Certificate of Amendment to its Certificate of Incorporation (the “September Certificate”) with the Secretary of State of the State of Delaware, which increased the Company’s authorized capital stock. The September Certificate increased the number of authorized shares of the Company’s Common Stock, par value $0.001 per share, from 3,000,000,000 to 10,000,000,000. The number of authorized shares of preferred stock remains at 1,500,005, such that the total number of shares of all classes and series the Company is authorized to issue is 10,001,500,005 shares. The Certificate was filed and became effective on November 4, 2022.

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our consolidated results of operations for the three and six months ended December 31, 2022 and 2021 and cash flows for the three and six months ended December 31, 2022 and 2021, and our consolidated financial position at December 31, 2022 have been made. The Company’s results of operations for the six months ended December 31, 2022 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2023.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All intercompany balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive wholly-owned subsidiary through December 31, 2022.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Foreign Currency Translation and Other Comprehensive Income (Loss)

The Company’s wholly-owned subsidiary’s functional currency is the Australian dollar (AUD). For financial reporting purposes, the Australian dollar has been translated into the Company’s reporting currency which is the United States dollar ($) and/or (USD). Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statements of operations and comprehensive income (loss) as a component of other comprehensive income (loss). There have been no significant fluctuations in the exchange rate for the conversion of Australian dollars to USD after the balance sheet date.

Other Comprehensive Income (Loss) for all periods presented includes only foreign currency translation gains (losses).

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that the intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). Prior to July 1, 2020, the Company recorded the foreign currency transaction gains and losses from measuring the intercompany balances as a component of other income (expenses) titled foreign currency transaction gain (loss). As of December 31, 2022 and 2021, the Company recognized a cumulative exchange gain (loss) of approximately $269,000 and $485,000, respectively, on intercompany loans made by the parent to the subsidiary that have not been repaid as of December 31, 2022, which is included as component of accumulated other comprehensive income on the accompanying unaudited condensed consolidated balance sheet.

As of December 31, 2022 and June 30, 2022, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2022	June 30, 2022
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.6805	0.6915

Average exchange rate for the period
USD : AUD exchange rate	0.6705	0.7253

The change in Accumulated Other Comprehensive Income by component during the six months ended December 31, 2022 was as follows:

Foreign Currency Items:
Balance, June 30, 2022	$1,234,549
Unrealized foreign currency translation gain	18,584
Ending balance, December 31, 2022	$1,253,133

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

December 31, 2022

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

Also see Note 11 – Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of December 31, 2022 or June 30, 2022.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through December 31, 2022 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

As of December 31, 2022, and June 30, 2022, the Company was owed $4,543 and $2,342, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the three months ended December 31, 2022 and 2021 were $74,878 and $50,753, respectively. Total research and development costs for the six months ended December 31, 2022 and 2021 were $176,203 and $97,307, respectively. Research and development costs include allocations of salary among certain officers.

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

During each of the six months ended December 31, 2022 and 2021, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $129,321 and $55,463, respectively, which is reflected as a tax benefit in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

December 31, 2022

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations and relate to the presentation of accrued interest separately on the consolidated balance sheet of which $57,822 was previously included in convertible notes, net of discounts and including premiums at June 30, 2022.

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per-share amounts for all periods presented are identical. Each holder of the notes has agreed to a 4.99% beneficial ownership conversion limitation (subject to certain noteholders’ abilities to increase such limitation to 9.99% upon 60 days’ notice to the Company), and each note may not be converted during the first six-month period from the date of issuance. The Company’s CEO holds Series A Preferred Stock and B Preferred Stock that, when combined, confers upon him a majority vote regarding authorization of additional common shares and/or the authorization of a reverse split the stock as considered necessary. Such securities are considered dilutive securities, which were excluded from the computation since the effect is anti-dilutive.

	December 31, 2022	December 31, 2021
	(Unaudited)	(Unaudited)
Stock Options	59	59
Stock Warrants with no designations	3,305,975	111,910
Series A Warrants as if converted at alternate cashless exercise prices	1,997,190,014	-
Series B Warrants	23,750	-
Series C Warrants as if converted at alternate cashless exercise prices *	7,999,960,000	-
Unvested restricted stock	59	59
Convertible Debt	930,128,205	28,520,974
Total	10,930,608,062	28,633,002

*	Only convertible ratably upon exercise of Series B Warrants

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the six months ended December 31, 2022, the Company had no revenues, had a net loss of $1,102,713, and had net cash used in operations of $734,542. Additionally, As of December 31, 2022, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $2,938,328, $2,915,417, and $63,069,163, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issue date of this Quarterly Report.

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

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, Europe and Australia, including in each of the areas in which the Company operates. The COVID-19 (coronavirus) outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter-in-place” and other governmental regulations, reduced business and consumer spending due to both job losses, reduced investing activity and M&A transactions, among many other effects attributable to the COVID-19 (coronavirus), and there continue to be many unknowns. While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like. The Company continues to monitor the impact of the COVID-19 (coronavirus) outbreak closely. The extent to which the COVID-19 (coronavirus) outbreak will impact the Company’s operations, ability to obtain financing or future financial results is uncertain.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2022 and June 30, 2022.

	December 31, 2022	June 30, 2022
	(Unaudited)
Office equipment at cost	$25,971	$28,623
Less: Accumulated depreciation	(24,888)	(26,600)

Total property, plant, and equipment	$1,083	$2,023

Depreciation expenses for the three months ended December 31, 2022 and 2021 were $422 and $504, respectively. Depreciation expenses for the six months ended December 31, 2022 and 2021 were $895 and $1,013, respectively.

NOTE 4 – DUE TO FORMER DIRECTOR – RELATED PARTY

Due to former director – related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company, such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amounts owed the former director at December 31, 2022 and June 30, 2022 were $30,257 and $30,746, respectively. The Company plans to repay the advances as its cash resources allow (see Note 9).

NOTE 5 – LOANS

Loan from Former Director – Related Party

Loans from the Company’s former director at December 31, 2022 and June 30, 2022 were $50,357 and $51,171, respectively. The loans bear no interest and are payable on demand. The Company did not repay any amount on this loan during the six months ended December 31, 2022 and 2021, respectively (see Note 9).

Loan Payable

Crown Bridge Securities Purchase Agreements

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, pursuant to which Crown Bridge purchased a convertible promissory note from the Company with a remaining principal balance of $65,280 as of December 31, 2022 (see Note 6). The maturity date of the October 3, 2019 Crown Bridge was October 3, 2020 and is currently past due. The October 3, 2019 Crown Bridge note currently bears interest at a default interest rate of 15% per annum. In August 2022, the Securities and Exchange Commission (the “SEC”) filed a complaint against Crown Bridge due to its violation of Section 15(a)(1) of the Securities Exchange Act of 1934. Crown Bridge agreed to surrender all conversion rights in its currently held convertible notes, including the Company’s note. Consequently, as of December 31, 2022, the Company reclassified the remaining principal balance of $65,280 from convertible note into a loan payable. Additionally, the Company recorded the remaining put premium of $43,520 into gain on extinguishment of debt during the six months ended December 31, 2022. The total accrued interest from this loan amounted to $30,866 as of December 31, 2022.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

Loan in default

The Crown Bridge loan is currently past due and in default, consisting of $65,280 principal and $30,866 accrued interest, which includes interest accruing at the default interest rate at 15%.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES

Note Payable

The Company’s note payable outstanding at December 31, 2022 and June 30, 2022 were as follows:

	December 31, 2022	June 30, 2022
	(Unaudited)
Principal amount	$125,000	$-
Unamortized discounts	(52,596)	-
Note payable, net	$72,404	$-

Coventry Enterprises, LLC Securities Purchase Agreement

On November 3, 2022, the Company entered into a Securities Purchase Agreement with Coventry Enterprises, LLC (“Coventry”), pursuant to which Coventry purchased a promissory note from the Company in the aggregate principal amount of $125,000, such principal and the interest thereon convertible into shares of the Company’s common stock following an event of default. The Coventry note contains a $25,000 original issue discount. The Company intends to use the net proceeds of $100,000 from the Coventry note for general working capital purposes.

The Coventry note bears interest at a rate of 10% per annum, a $12,500 guaranteed interest. The principal amount and the guaranteed interest is due and payable in seven equal monthly payments (each, a “Monthly Payment”) of $19,643, commencing on March 24, 2023 and continuing on the 24th day of each month thereafter (each, a “Monthly Payment Date”) until paid in full not later than October 24, 2023 (the “Maturity Date”), or such earlier date as the Coventry note is required or permitted to be repaid and to pay such other interest to Coventry on the aggregate unconverted and then-outstanding principal amount of the Coventry note in accordance with the provisions thereof. Any or all of the principal amount and guaranteed interest may be pre-paid at any time and from time to time, in each case without penalty or premium.

Additionally, in the event that, while the Coventry note has been outstanding for four months, there is a qualified Offering Statement on Form 1-A, then Coventry may choose to convert any amount up to the entire balance of the Coventry Note, including guaranteed interest into shares at the 1-A offering price.

At any time following an event of default under 7(a)(i) of the Coventry Note, it becomes convertible, in whole or in part, into shares of Common Stock at the option of Coventry, at any time and from time to time thereafter (subject to the beneficial ownership limitations set forth in Section 5d thereof). The conversion price of the Coventry note is ninety percent (90%) per share of the lowest per-share VWAP during the twenty (20) trading-day period before the conversion (each, a “Calculated Conversion Price”). In the event that, within 30 calendar days either before or after any conversion, the conversion price of which is based upon a Calculated Conversion Price, the Company consummates (in whole or in part) any financing (whether such financing is equity, equity-equivalent, or debt or any combination thereof ) or for any other reason issues any shares of its Common Stock or any Common Stock Equivalents at a price less than the most recent Calculated Conversion Price (the “Alternative Conversion Price”), regardless of when that note or instrument was originated, then, in respect of such conversion and at the option of Coventry, (i) if the conversion shall not then have yet occurred, then the Alternative Conversion Price shall be substituted for the Calculated Conversion Price and (ii) if the conversion shall already have occurred, then, within two Trading Days following the written request from Coventry therefor, the Company shall issue to Coventry that number of shares of Common Stock equivalent to the difference between the number of shares of Common Stock that had been issued using the Calculated Conversion Price and the number of shares of Common Stock that would have been issued using the Alternative Conversion Price.

Upon the occurrence and during the continuation of certain events of default, interest shall accrue at a default interest rate that shall be equal to the lesser of i) 18% per annum or ii) the maximum rate permitted by law. Subject to the beneficial ownership limitation as set forth in Section 5(d) of the Coventry note, if any event of default occurs, then the outstanding principal amount of the note, the outstanding guaranteed interest amount of the note, plus accrued but unpaid default rate interest, liquidated damages and other amounts owing in respect thereof through the date of acceleration, shall become, at Coventry’s election, immediately due and payable at its option, in cash or in shares of Common Stock, at the mandatory default amount, which amount is equal to 120% of the outstanding principal amount of the note and accrued and unpaid interest thereon, in addition to the payment of all other amounts, costs, expenses, and liquidated damages due in respect of the note. In the event that the Company fails to deliver to Coventry shares of Common Stock issuable upon conversion of principal or interest, the Company shall pay in cash an amount that is equivalent to the amount in excess of the sales value of the shares of Common Stock that Coventry would have been entitled to receive from the conversion over the principal amount and interest of the attempted conversion.

As an additional inducement to Coventry purchasing the Coventry note, the Company, as of the Original Issue Date and for no additional consideration, issued to Coventry 75,000,000 shares of the Company’s Common Stock, which was valued using the relative fair value method at $37,500 and recognized as debt discount to be amortized over the term of the note.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

The total principal amount outstanding under the Coventry note was $125,000 and accrued interest of $2,020 as of December 31, 2022.

Convertible Notes Payable

The Company’s convertible notes outstanding at December 31, 2022 and June 30, 2022 were as follows:

	December 31, 2022	June 30, 2022
	(Unaudited)
Convertible notes and debenture	$527,250	$644,980
Unamortized discounts	(88,837)	(31,669)
Premium, net	195,327	313,127
Convertible notes, net	$633,740	$926,438

Convertible Note Issued with Consulting Agreement

August 10, 2017 Consulting Agreement

On August 10, 2017, the Company entered into a consulting agreement, retroactive to May 16, 2017, with a certain consultant, pursuant to which the consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 junior subordinated convertible note. The maturity date of the August 10, 2017 convertible note was August 10, 2019 and was past due (see Note 8). The note accrued interest at a rate of 10% per annum and was convertible into shares of the Company’s Common Stock at the lesser of $750 or 65% of the three lowest trades in the ten trading days prior to the conversion. The August 10, 2017 convertible note was fully earned upon signing the consulting agreement and matured on August 10, 2019. The Company accrued $155,000 related to this expense at June 30, 2017 and recorded the remaining $155,000 related to this expense in fiscal year 2018. Upon an event of default, principal and accrued interest immediately became due and payable under the note. Additionally, upon an event of default, at the election of the holder, the note would accrue interest at a default interest rate of 18% per annum or the highest rate of interest permitted by law. The consulting agreement had a three-month term and expired on August 16, 2017. An aggregate total of $578,212 of the August 10, 2017 convertible note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the year ended June 30, 2018, the consultant converted $140,000 of principal and $10,764 of interest. During the year ended June 30, 2019, the consultant converted an additional $161,000 of principal and $19,418 of interest leaving a principal balance owed of $9,000 at June 30, 2019. During the year ended June 30, 2020, the consultant converted an additional $500 of principal and $5,248 of interest, such that the remaining principal outstanding and accrued interest under the August 10, 2017 convertible note as of June 30, 2020 was $8,500 and $22,168, respectively.

On March 15, 2021, the Company entered into a Settlement and Mutual Release Agreement (the “Settlement Agreement”) with the consultant, whereby both parties agreed to settle all claims and liabilities under the August 10, 2017 convertible note for a total of $100,000 in the form of a new convertible note. All other terms of the August 10, 2017 convertible note remained in full force and effect. Both parties agreed that all future penalties under the new note were waived unless the Company failed to authorize and deliver the requested shares of Common Stock upon conversion. The Company had the right to pay the balance of any remaining amounts dues under the new note in cash at any time more than 60 days after March 15, 2021 (or May 30, 2021). Prior to the Settlement Agreement, the Company recorded total liabilities $56,762 consisting of remaining principal amount of $8,500, accrued interest of $23,262 and accrued expenses of $25,000. Accordingly, the Company recognized loss from settlement of debt of $43,238 during fiscal year 2021.

The total principal and accrued interest outstanding under the August 10, 2017 convertible note was $79,000 and $10,185, respectively, as of June 30, 2022 following conversion of $1,000 of principal and $8,000 accrued interest during the year ended June 30, 2022.

The total principal and accrued interest outstanding under the August 10, 2017 Convertible Note was $0 as of December 31, 2022 following conversion of $79,000 of principal and $9,543 accrued interest during the six months ended December 31, 2022 (see Note 7).

Crown Bridge Securities Purchase Agreements

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, pursuant to which Crown Bridge purchased a convertible promissory note (the “October 3, 2019 Crown Bridge Note”) from the Company in the aggregate principal amount of $108,000, such principal and the interest thereon convertible into shares of the Company’s Common Stock at the option of Crown Bridge any time from the of issuance of the of the October 3, 2019 Crown Bridge Note. The transactions contemplated by the Crown Bridge Securities Purchase Agreement closed on October 3, 2019. Pursuant to the terms of the Crown Bridge Securities Purchase Agreement, Crown Bridge deducted $3,000 from the principal payment due under the October 3, 2019 Crown Bridge Note, at the time of closing, to be applied to its legal expenses, and there was a $5,000 original issuance discount resulting in $100,000 net proceeds to the Company. The Company used the net proceeds from the October 3, 2019 Crown Bridge Note for general working capital purposes. The maturity date of the October 3, 2019 Crown Bridge was October 3, 2020 and is currently past due. The October 3, 2019 Crown Bridge Note currently bears interest at a default interest rate of 15% per annum.

Additionally, Crown Bridge had the option to convert all or any amount of the principal face amount of the October 3, 2019 Crown Bridge Note at any time from the date of issuance and ending on the later of the maturity date or the date the Default Amount was paid if an event of default occurs, which was an amount between 110% and 150% of an amount equal to the then outstanding principal amount of the October 3, 2019 Crown Bridge Note plus any interest accrued, for shares of the Company’s common stock at the then-applicable conversion price.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

The conversion price for the October 3, 2019 Crown Bridge Note was equal to 60% (representing a 40% discount) of the lowest closing bid price (“Lowest Trading Price”) of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion, including the day upon which a Notice of Conversion was received. Notwithstanding the foregoing, Crown Bridge was restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by Crown Bridge and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock which may be increased up to 9.99% upon 60 days prior written notice by the Crown Bridge to the Company. The note was treated as stock settled debt under ASC 480 and accordingly the Company recorded a $72,000 put premium.

The October 3, 2019 Crown Bridge Note contained certain events of default, upon which principal and accrued interest would become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal accrued at a default interest rate of 15% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

The total principal amount outstanding under the October 3, 2019 Crown Bridge Note was $65,280 and accrued interest of $7,232 as of as of June 30, 2020 following conversion of $42,720 of the principal balance during the year ended June 30, 2020. Accordingly, $28,480 of the put premium was released in respect of the October 3, 2019 Crown Bridge Note during the year ended June 30, 2020 following partial conversion of the principal balance.

There were 15,000 unissued shares of Common Stock that were considered issuable for accounting purposes during the 1st quarter of fiscal 2021 related to a conversion notice dated and received on September 16, 2020. In November 2020, the Company was notified by Crown Bridge of the cancellation of this conversion notice as a result of the reverse stock split and, as such, the Company reversed the effects of this transaction, thereby increasing the principal balance by $9,600 and put premium by $6,400 and a corresponding decrease in equity of $16,000.

The total principal amount outstanding under the October 3, 2019 Crown Bridge Note was $65,280 and accrued interest of $25,930 as of June 30, 2022.

In August 2022, the SEC filed a complaint against Crown Bridge due to its violation of Section 15(a)(1) of the Securities Exchange Act of 1934. Crown Bridge agreed to surrender all conversion rights in its currently held convertible notes, including the Company’s note. Consequently, as of December 31, 2022, the Company reclassified the remaining principal balance of $65,280 from convertible note into a loan payable (see Note 5). Additionally, the Company recorded the remaining put premium of $43,520 into gain on extinguishment of debt during the six months ended December 31, 2022. Therefore, the total principal amount outstanding under the above Crown Bridge financing agreement was $0 after the reclass of principal to loan payable as of December 31, 2022.

1800 Diagonal Lending (formerly known as Sixth Street Lending) Securities Purchase Agreements

October 21, 2021 Securities Purchase Agreement

Effective October 21, 2021, the Company entered into a securities purchase agreement with Sixth Street Lending LLC (“Sixth Street”), pursuant to which Sixth Street purchased a convertible promissory note (the “October 21, 2021 Sixth Street”) from the Company in the aggregate principal amount of $63,750, such principal and the interest thereon convertible into shares of the Company’s Common Stock at the option of Sixth Street any time after the six-month anniversary of the October 21, 2021 Sixth Street. The October 21, 2021 Sixth Street contained debt issue costs of $3,750. The Company used the net proceeds from the October 21, 2021 Sixth Street for general working capital purposes. The maturity date of the October 21, 2021 Sixth Street Note was October 21, 2022. The October 21, 2021 Sixth Street Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Sixth Street in shares of the Company’s Common Stock; but shall not be payable until the October 21, 2021 Sixth Street Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

November 26, 2021 Securities Purchase Agreement

Effective November 26, 2021, the Company entered into a securities purchase agreement with Sixth Street, pursuant to which Sixth Street purchased a convertible promissory note (the “November 26, 2021 Sixth Street”) from the Company in the aggregate principal amount of $53,750, such principal and the interest thereon convertible into shares of the Company’s Common Stock at the option of Sixth Street any time after the six-month anniversary of the November 26, 2021 Sixth Street. The November 26, 2021 Sixth Street contained debt issue costs of $3,750. The Company used the net proceeds from the November 26, 2021 Sixth Street for general working capital purposes. The maturity date of the November 26, 2021 Sixth Street Note was November 26, 2022. The November 26, 2021 Sixth Street Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Sixth Street in shares of the Company’s Common Stock; but shall not be payable until the November 26, 2021 Sixth Street Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

January 4, 2022 Securities Purchase Agreement

Effective January 4, 2022, the Company entered into a securities purchase agreement with Sixth Street, pursuant to which Sixth Street purchased a convertible promissory note (the “January 4, 2022 Sixth Street”) from the Company in the aggregate principal amount of $63,750, such principal and the interest thereon convertible into shares of the Company’s Common Stock at the option of Sixth Street any time after the six-month anniversary of the January 4, 2022 Sixth Street. The January 4, 2022 Sixth Street contained debt issue costs of $3,750. The Company used the net proceeds from the January 4, 2022 Sixth Street for general working capital purposes. The maturity date of the January 4, 2022 Sixth Street Note was January 4, 2023. The January 4, 2022 Sixth Street Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Sixth Street in shares of the Company’s Common Stock; but shall not be payable until the January 4, 2022 Sixth Street Note becomes payable, whether at the maturity date or upon acceleration or by prepayment (see conversions below).

March 7, 2022 Securities Purchase Agreement

Effective March 7, 2022, the Company entered into a securities purchase agreement with Sixth Street, pursuant to which Sixth Street purchased a convertible promissory note (the “March 7, 2022 Sixth Street”) from the Company in the aggregate principal amount of $68,750, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Sixth Street any time after the six-month anniversary of the March 7, 2022 Sixth Street. The March 7, 2022 Sixth Street contained debt issue costs of $3,750. The Company used the net proceeds from the March 7, 2022 Sixth Street for general working capital purposes. The maturity date of the March 7, 2022 Sixth Street Note was March 7, 2023. The March 7, 2022 Sixth Street Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Sixth Street in shares of the Company’s Common Stock; but shall not be payable until the March 7, 2022 Sixth Street Note becomes payable, whether at the maturity date or upon acceleration or by prepayment (see conversions below).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

April 12, 2022 Securities Purchase Agreement

Effective April 12, 2022, the Company entered into a securities purchase agreement with Sixth Street, pursuant to which Sixth Street purchased a convertible promissory note (the “April 12, 2022 Sixth Street”) from the Company in the aggregate principal amount of $68,750, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of Sixth Street any time after the six-month anniversary of the April 12, 2022 Sixth Street. The April 12, 2022 Sixth Street contained debt issue costs of $3,750. The Company used the net proceeds from the April 12, 2022 Sixth Street for general working capital purposes. The maturity date of the April 12, 2022 Sixth Street Note is April 12, 2023. The April 12, 2022 Sixth Street Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Sixth Street in shares of the Company’s Common Stock; but shall not be payable until the April 12, 2022 Sixth Street Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

May 12, 2022 Securities Purchase Agreement

Effective May 12, 2022, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC (“1800 Diagonal”), pursuant to which 1800 Diagonal purchased a convertible promissory note (the “May 12, 2022 1800 Diagonal Note”) from the Company in the aggregate principal amount of $63,750, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after the six-month anniversary of the May 12, 2022 1800 Diagonal Note. The May 12, 2022 1800 Diagonal Note contained debt issue costs of $3,750. The Company used the net proceeds from the May 12, 2022 1800 Diagonal Note for general working capital purposes. The maturity date of the May 12, 2022 1800 Diagonal Note is May 12, 2023. The May 12, 2022 1800 Diagonal Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to 1800 Diagonal in shares of the Company’s Common Stock; but shall not be payable until the May 12, 2022 1800 Diagonal Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

June 30, 2022 Securities Purchase Agreement

On June 30, 2022, the Company entered into a securities purchase agreement with 1800 Diagonal, which closed on July 11, 2022, pursuant to which 1800 Diagonal purchased a convertible promissory note (the “July 11, 2022 1800 Diagonal Note”) from the Company in the aggregate principal amount of $105,000, such principal and the interest thereon convertible into shares of the Company’s Common Stock at the option of 1800 Diagonal any time after 180 days of the July 11, 2022 1800 Diagonal Note. The July 11, 2022 1800 Diagonal Note contains debt issue cost of $3,750. The Company intends to use the net proceeds from the July 11, 2022 1800 Diagonal Note for general working capital purposes. The maturity date of the July 11, 2022 1800 Diagonal Note is June 30, 2023. The 1800 Diagonal Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to 1800 Diagonal in shares of the Company’s Common Stock; but shall not be payable until the July 11, 2022 1800 Diagonal Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

The following terms apply to all of the above 1800 Diagonal notes:

During the first 60 to 180 days following the date of the above listed notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the above notes issued, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 129% as defined in the relevant note. After this initial 180-day period, the Company does not have a right to prepay such note.

The conversion price for the above 1800 Diagonal notes shall be equal to 65% (representing a 35% discount) of the market price, which means the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, 1800 Diagonal shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s Common Stock beneficially owned by 1800 Diagonal and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s Common Stock. All of the above 1800 Diagonal notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $262,500 put premium, of which $56,538 was recorded during the six months ended December 31, 2022.

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

Other than as described above, the above 1800 Diagonal notes contain certain events of default, including failure to timely issue shares upon receipt of a notice of conversion, as well as certain customary events of default, including, among others, breach of covenants, representations or warranties, insolvency, bankruptcy, liquidation and failure by the Company to pay the principal and interest due under the Note. Additional events of default shall include, among others: (i) failure to reserve at least five times the number of shares issuable upon full conversion of the Note; (ii) bankruptcy, insolvency, reorganization or liquidation proceedings or other proceedings, voluntary or involuntary, for relief under any bankruptcy law or any law for the relief of debtors shall be instituted by or against the Company or any subsidiary of the Company; provided, that in the event such event is triggered without the Company’s consent, the Company shall have sixty (60) days after such event is triggered to discharge such event, (iii) the Company’s failure to maintain the listing of the common stock on at least one of the OTC markets (which specifically includes the quotation platforms maintained by the OTC Markets Group Inc.) or an equivalent replacement exchange, any tier of the Nasdaq Stock Market, the New York Stock Exchange, or the NYSE American, (iv) The restatement of any financial statements filed by the Company with the SEC at any time after 180 days after the issuance date for any date or period until the relevant 1800 Diagonal note is no longer outstanding, if the result of such restatement would, by comparison to the un-restated financial statement, have reasonably constituted a material adverse effect on the rights of 1800 Diagonal with respect to the relevant 1800 Diagonal note or the Purchase Agreement, and (v) the Company’s failure to comply with its reporting requirements of the Securities and Exchange Act of 1934 (the “Exchange Act”), and/or the Company ceases to be subject to the reporting requirements of the Exchange Act.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

In the event that the Company fails to deliver the shares of common stock issuable upon conversion of principal or interest under the above 1800 Diagonal notes within three business days of a notice of conversion by 1800 Diagonal, the Company shall incur a penalty of $1,000 per day; provided, however, that such fee shall not be due if the failure to deliver the shares is a result of a third party, such as the transfer agent.

Upon the occurrence and during the continuation of certain events of default, the above 1800 Diagonal notes will become immediately due and payable and the Company will pay 1800 Diagonal in full satisfaction of its obligations in the amount equal to 150% of an amount equal to the then-outstanding principal amount of the above 1800 Diagonal notes, plus any interest accrued upon such event of default or prior events of default (the “Default Amount”). Further, upon the occurrence and during the continuation of any event of default specified in section 3.2 as defined in the 1800 Diagonal note agreements, which relates to the failure to issue shares of the Company’s Common Stock upon the conversion of 1800 Diagonal notes, such above 1800 Diagonal notes shall become immediately due and payable in an amount equal to the Default Amount multiplied by two.

The total principal amount outstanding under the above 1800 Diagonal notes was $265,000 and accrued interest of $6,081 as of June 30, 2022 following conversion of $117,500 of the principal balance and $4,700 accrued interest during the year ended June 30, 2022. Accordingly, $63,269 of the put premium was released to additional paid in capital in respect to the 1800 Diagonal financing agreements during the year ended June 30, 2022 following conversion of the principal balance.

The total principal amount outstanding under the above 1800 Diagonal notes was $105,000 and accrued interest of $3,981 as of December 31, 2022 following conversion of $265,000 of the principal balance and $10,600 accrued interest during the six months ended December 31, 2022. Accordingly, $142,692 of the put premium was released to additional paid in capital in respect to the 1800 Diagonal financing agreements during the six months ended December 31, 2022 following conversion of the principal balance (see Note 7).

ONE44 Capital Securities Purchase Agreements

December 7, 2021 Securities Purchase Agreement

Effective December 7, 2021, the Company entered into a securities purchase agreement with ONE44 Capital LLC (“ONE44”), pursuant to which ONE44 purchased a convertible promissory note (the “December 7, 2021 ONE44”) from the Company in the aggregate principal amount of $170,000, such principal and the interest thereon convertible into shares of the Company’s Common Stock at the option of ONE44 any time after the six-month anniversary of the December 7, 2021 ONE44. The December 7, 2021 ONE44 contained an original discount and debt issue cost for a total of $25,500. The Company used the net proceeds from the December 7, 2021 ONE44 for general working capital purposes. The maturity date of the December 7, 2021 ONE44 was December 7, 2022. The December 7, 2021 ONE44 bore interest at a rate of 10% per annum, which interest may be paid by the Company to ONE44 in shares of the Company’s Common Stock; but shall not be payable until the December 7, 2021 ONE44 Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

March 29, 2022 Securities Purchase Agreement

Effective March 29, 2022, the Company entered into a securities purchase agreement with ONE44, pursuant to which ONE44 purchased a convertible promissory note (the “March 29, 2022 ONE44”) from the Company in the aggregate principal amount of $120,000, such principal and the interest thereon convertible into shares of the Company’s Common Stock at the option of ONE44 any time after the six-month anniversary of the March 29, 2022 ONE44. The March 29, 2022 ONE44 contains an original discount and debt issue cost for a total of $18,000. The Company intends to use the net proceeds from the March 29, 2022 ONE44 for general working capital purposes. The maturity date of the March 29, 2022 ONE44 is March 29, 2023. The March 29, 2022 ONE44 bears interest at a rate of 10% per annum, which interest may be paid by the Company to ONE44 in shares of the Company’s Common Stock; but shall not be payable until the March 29, 2022 ONE44 Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

August 15, 2022 Securities Purchase Agreement

On August 15, 2022, the Company entered into a securities purchase agreement with ONE44, pursuant to which ONE44 purchased a convertible redeemable note (the “August 15, 2022 ONE44 Note”) from the Company in the aggregate principal amount of $110,000, such principal and the interest thereon convertible into shares of the Company’s Common Stock at the option of ONE44 Capital any time after the six-month anniversary of the August 15, 2022 ONE44 Note. The transaction contemplated by the ONE44 Purchase Agreement closed on August 16, 2022. The August 15, 2022 One44 Note contains an original issue discount amount of $10,000. Pursuant to the terms of the August 15, 2022 ONE44 Purchase Agreement, the Company will pay ONE44 Capital’s legal fees of $5,500. The Company intends to use the net proceeds from the August 15, 2022 ONE44 Note for general working capital purposes. The maturity date of the August 15, 2022 One44 Note is August 15, 2023. The August 15, 2022 ONE44 Note bears interest at a rate of 10% per annum, which interest may be paid by the Company to ONE44 Capital in shares of the Company’s Common Stock, but shall not be payable until the Maturity Date or upon acceleration or by prepayment.

The following terms apply to all of the above ONE44 notes:

During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the above notes issued to ONE44, together with any other amounts that the Company may owe ONE44 under the terms of the note, at a premium ranging from 120% to 135% as defined in the relevant note. After this initial 180-day period, the Company does not have a right to prepay such note.

The conversion price for the above ONE44 notes shall be equal to 65% (representing a 35% discount) of the market price, which means the lowest closing bid prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, ONE44 shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s Common Stock beneficially owned by ONE44 and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s common stock. All of the above ONE44 notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $215,385 put premium of which $59,231 was recorded during the six months ended December 31, 2022.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

The above ONE44 notes contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. In the event that the Company fails to deliver to ONE44 shares of its Common Stock issuable upon conversion of principal or interest under a ONE44 note, the penalty shall be $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty shall increase to $500 per day beginning on the 10th day. In an event of breach of section 8m as defined in the ONE44 notes, such ONE44 note shall incur penalty and will increase the outstanding principal amounts by 20%.

The total principal amount outstanding under the above ONE44 notes was $235,700 and accrued interest of $9,519 as of June 30, 2022, following conversion of $54,300 of the principal balance and $2,873 accrued interest during the year ended June 30, 2022. Accordingly, $29,238 of the put premium was released to additional paid in capital in respect to the ONE44 notes during the year ended June 30, 2022 following conversion of the principal balance.

The total principal amount outstanding under the above ONE44 notes was $204,000 and accrued interest of $11,287 as of December 31, 2022, following conversion of $141,700 of the principal balance and $9,378 accrued interest during the six months ended December 31, 2022. Accordingly, $76,300 of the put premium was released to additional paid in capital in respect to the ONE44 financing agreements during the six months ended December 31, 2022 following conversion of the principal balance (see Note 7).

GS Capital Partners Securities Purchase Agreements

August 12, 2022 Securities Purchase Agreement

On August 12, 2022, the Company entered into a securities purchase agreement (the “GS Capital Purchase Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which GS Capital purchased a convertible redeemable note (the “GS Capital Note”) from the Company in the aggregate principal amount of $93,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GS Capital. The transaction contemplated by the GS Capital Purchase Agreement closed on August 16, 2022. The GS Capital Note contains a $5,000 original issue discount. Pursuant to the terms of the GS Purchase Agreement, the Company paid GS Capital’s legal fees of $3,000. The Company intends to use the net proceeds ($85,000) from the GS Capital Note for general working capital purposes.

The maturity date of the GS Capital Note is April 12, 2023. The GS Capital Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of the Company’s Common Stock, but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital by surrendering the same. GS Capital is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Capital Note then outstanding into shares of the Company’s Common Stock at a price for each share of Common Stock (“Conversion Price”) of $0.0028 per share (the “Fixed Price”). However, in the event the Company’s common stock trades below $0.002 per share for more than five consecutive trading days, then the Fixed Price shall be equal to $0.0013 per share. In the event of default, the Conversion Price shall be equal to 65% of the lowest trading price of the Company’s Common Stock as reported on the OTC Markets on which the Company’s shares are then quoted or any exchange upon which the Company’s Common Stock may be traded in the future for the ten prior trading days, including the day upon which a Notice of Conversion is received by the Company. GS Capital is restricted from effecting a conversion if such conversion, along with other shares of the Company’s Common Stock beneficially owned by GS Capital, exceeds 4.99% of the outstanding shares of the Company’s Common Stock.

September 21, 2022 Securities Purchase Agreement

On September 21, 2022, the Company entered into a securities purchase agreement with GS Capital, pursuant to which GS Capital purchased a convertible redeemable note from the Company in the aggregate principal amount of $71,500, such principal and the interest thereon convertible into shares of the Company’s Common Stock at the option of GS Capital. The transaction contemplated by the GS Capital Purchase Agreement closed on September 26, 2022. The GS Capital Note contains a $4,000 original issue discount. Pursuant to the terms of the GS Purchase Agreement, the Company paid GS Capital’s legal fees of $2,500. The Company intends to use the net proceeds ($65,000) from the GS Capital Note for general working capital purposes.

The maturity date of the GS Capital Note is March 21, 2023. The GS Capital Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of the Company’s Common Stock, but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. GS Capital is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Capital Note then outstanding into shares of the Company’s Common Stock at a price for each share of Common Stock (“Conversion Price”) of $0.002 per share (the “Fixed Price”). However, in the event the Company’s Common Stock trades below $0.0014 per share for more than five consecutive trading days, then the Fixed Price shall be equal to $0.0009 per share. In the event of default, the Conversion Price shall be equal to 65% of the lowest trading price of the Common Stock as reported on the OTC Markets on which the Company’s shares are then quoted or any exchange upon which the Common Stock may be traded in the future for the ten prior trading days, including the day upon which a Notice of Conversion is received by the Company. GS Capital is restricted from effecting a conversion if such conversion, along with other shares of the Company’s Common Stock beneficially owned by GS Capital, exceeds 4.99% of the outstanding shares of the Company’s Common Stock.

During the first 60 to 180 days following the date of the above GS Capital notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the above notes issued to GS Capital, together with any other amounts that the Company may owe GS Capital under the terms of the notes, at a premium ranging from 110% to 125% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such notes.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

Upon the occurrence and during the continuation of certain events of default, interest shall accrue at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. In the event that the Company fails to deliver to GS Capital shares of Common Stock issuable upon conversion of principal or interest under the above GS Capital notes, the penalty shall be $250 per day for each day that the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty shall increase to $500 per day beginning on the 10th day. In an event of breach of section 8m as defined in each GS Capital note, such GS Capital note shall incur penalty and will increase the outstanding principal amounts by 20%.

The total principal outstanding and accrued interest under the above GS Capital notes were $164,500 and $4,457, respectively, as of December 31, 2022. An aggregate total of $164,500 of the above GS Capital notes were bifurcated with the embedded conversion option which were recorded as derivative liabilities at fair value (see Note 11).

Red Road Holdings Securities Purchase Agreement

On October 6, 2022, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with Red Road Holdings Corporation, a Virginia corporation (“Red Road”), pursuant to which Red Road purchased a convertible promissory note (the “Note”) from the Company in the aggregate principal amount of $53,750, such principal and the interest thereon convertible into shares of the Company’s Common Stock at the option of Red Road. The transaction contemplated by the Purchase Agreement closed on October 12, 2022. The Company intends to use the net proceeds ($50,000) from the Note for general working capital purposes. The maturity date of the Note is October 6, 2023 (the “Maturity Date”). The Note bears interest at a rate of 8% per annum, which interest may be paid by the Company to Red Road in shares of the Company’s Common Stock, but shall not be payable until the Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment, as described below. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. Red Road has the option to convert all or any amount of the principal face amount of the Note, beginning on the date which is one hundred eighty (180) days following the date of the Note and ending on the later of: (i) the Maturity Date and (ii) the date of payment of the Default Amount (as defined below), each in respect of the remaining outstanding amount of the Note, to convert all or any part of the outstanding and unpaid amount of the Note into common stock at the then-applicable conversion price. Pursuant to the terms of the Purchase Agreement, the Company paid Red Road’s legal fees and due diligence expenses in the aggregate amount of $3,750 which was recorded as a debt discount.

The conversion price for the Note shall be equal to the Variable Conversion Price (as defined therein) (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events). The “Variable Conversion Price” shall mean 65% multiplied by the Market Price (as defined therein) (representing a discount rate of 35%). “Market Price” means the average of the lowest three (3) Trading Prices (as defined below) for the Company’s Common Stock during the ten (10) trading days prior to the conversion date. Notwithstanding the foregoing, Red Road shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s Common Stock beneficially owned by Red Road and its affiliates, exceeds 4.99% of the outstanding shares of the Company’s Common Stock. The Note is treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $28,942 put premium.

The Note may be prepaid until 180 days from the Issuance date. If the Note is prepaid within 60 days of the issuance date, then the prepayment premium shall be 110% of the face amount plus any accrued interest, if prepaid after 60 days from the issuance date, but less than 91 days from the issuance date, then the prepayment premium shall be 115% of the face amount plus any accrued interest, if prepaid after 90 days from the issuance date, but less than 121 days from the issuance date, then the prepayment premium shall be 120% of the face amount plus any accrued interest, if prepaid after 120 days from the issuance date, but less than 151 days from the issuance date, then the prepayment premium shall be 125% of the face amount plus any accrued interest, and if prepaid after 150 days from the issuance date, but less than 181 days from the issuance date, then the prepayment premium shall be 129% of the face amount plus any accrued interest. So long as the Note is outstanding, the Company covenants not to, without prior written consent from Red Road, sell, lease or otherwise dispose of all or substantially all of its assets outside the ordinary course of business, which would render the Company a “shell company” as such term is defined in Rule 144.

In the event that the Company fails to deliver to Red Road shares of the Company’s Common Stock issuable upon conversion of principal or interest under the Note within three business days of a notice of conversion by Red Road, the Company shall incur a penalty of $1,000 per day; provided, however, that such fee shall not be due if the failure to deliver the shares is a result of a third party, such as the transfer agent. Upon the occurrence and during the continuation of certain events of default, the Note will become immediately due and payable and the Company will pay Red Road in full satisfaction of its obligations in the Note an amount equal to 150% of an amount equal to the then outstanding principal amount of the Note plus any interest accrued upon such event of default or prior events of default.

The total principal amount outstanding under the above Red Road Note was $53,750 and accrued interest of $1,013 as of December 31, 2022.

Amortization of debt discounts

The Company recorded $131,168 and $40,500 of debt discounts related to the above note issuances during the six months ended December 31, 2022 and 2021, respectively. The Company recorded $144,711 and $245,000 of put premiums related to the above note issuances during the six months ended December 31, 2022 and 2021, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the three months ended December 31, 2022 and 2021 was $52,629 and $5,221, respectively. Amortization of all debt discounts for the six months ended December 31, 2022 and 2021 was $83,903 and $11,295, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

The Company reclassified $218,992 and $126,310 in put premiums to additional paid in capital following conversions during the six months ended December 31, 2022 and 2021, respectively.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Increase in Authorized Shares of Common Stock and Reverse Stock Split

On May 18, 2022, the board of directors of the Company approved and authorized, and the holders of a majority-in-interest of the Company’s voting capital stock approved by written consent, in accordance with Section 228 of the Delaware General Corporation Law, for the Company to file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware, which increased the Company’s authorized capital stock. The Certificate increased the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 1,000,000,000 to 3,000,000,000. The number of authorized shares of preferred stock remains at 1,500,005, such that the total number of shares of all classes and series the Company was authorized to issue became 3,001,500,005 shares. The Certificate was filed and became effective on July 6, 2022.

On September 21, 2022, the board of directors of the Company approved and authorized, and the holders of a majority-in-interest of the Company’s voting capital stock approved by written consent, in accordance with Section 228 of the Delaware General Corporation Law, for the Company to file a Certificate of Amendment to its Certificate of Incorporation with the Secretary of State of the State of Delaware, which increased the Company’s authorized capital stock. The Certificate increased the number of authorized shares of the Company’s common stock, par value $0.001 per share, from 3,000,000,000 to 10,000,000,000. The number of authorized shares of preferred stock remains at 1,500,005, such that the total number of shares of all classes and series the Company is authorized to issue is 10,001,500,005 shares. The Certificate was filed and became effective on November 4, 2022.

Preferred Stock

The total number of shares of preferred stock that the Company is authorized to issue is 1,500,005, $0.01 par value per share. These preferred shares have no rights to dividends, profit sharing or liquidation preferences.

Of the total preferred shares authorized, 500,000 have been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on December 9, 2014. James Nathanielsz, the Company’s Chief Executive Officer and Chief Financial Officer, beneficially owns all of the outstanding shares of Series A Preferred Stock via North Horizon Pty Ltd., which entitles him, as a holder of Series A Preferred Stock, to vote on all matters submitted or required to be submitted to a vote of the Company’s stockholders, except election and removal of directors, and each share of Series A Preferred Stock entitles him to two votes per share of Series A Preferred Stock. North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. James Nathanielsz, the Chief Executive Officer, Chief Financial Officer and a director of our Company, has voting and investment power over these shares. 500,000 shares of Series A Preferred Stock are issued and outstanding as of December 31, 2022 and June 30, 2022.

Of the total preferred shares authorized, pursuant to the Certificate of Designation filed with the Secretary of State of the State of Delaware on June 16, 2015, up to five shares have been designated as Series B Preferred Stock (“Series B Preferred Stock”). Each holder of outstanding shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of December 31, 2022 and June 30, 2022. Mr. Nathanielsz directly beneficially owns such one share of Series B Preferred Stock.

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued during the six months ended December 31, 2022 and fiscal year 2022.

Common Stock:

Shares issued for Common Stock Purchase Agreement

Dutchess Capital Growth Fund LP

On November 30, 2021, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Dutchess Capital Growth Fund LP, a Delaware limited partnership (“Dutchess”), providing for an equity financing facility (the “Equity Line”). The Purchase Agreement provides that, upon the terms and subject to the conditions in the Purchase Agreement, Dutchess is committed to purchase up to Five Million Dollars ($5,000,000) of shares of the Company’s Common Stock, over the 36-month term of the Purchase Agreement (the “Total Commitment”).

Under the terms of the Purchase Agreement, Dutchess will not be obligated to purchase shares of Common Stock unless and until certain conditions are met, including but not limited to a Registration Statement on Form S-1 (the “Registration Statement”) becoming effective, which registers Dutchess’ resale of any Common Stock purchased by Dutchess under the Equity Line. From time to time over the 36-month term of the Purchase Agreement, commencing on the trading day immediately following the date on which the Registration Statement becomes effective, the Company, in its sole discretion, may provide Dutchess with a draw down notice (each, a “Draw Down Notice”), to purchase a specified number of shares of Common Stock (each, a “Draw Down Amount Requested”), subject to the limitations discussed below. The actual amount of proceeds the Company will receive pursuant to each Draw Down Notice (each, a “Draw Down Amount”) is to be determined by multiplying the Draw Down Amount Requested by the applicable purchase price. The purchase price of each share of Common Stock equals 92% of the lowest trading price of the Common Stock during the five (5) business days prior to the Closing Date. Closing Date shall mean the five business days after the Clearing Date. Clearing Date shall mean the first business day that the Selling Shareholder holds the Draw Down Amount in its brokerage account and is eligible to trade the shares.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

The maximum number of shares of Common Stock requested to be purchased pursuant to any single Draw Down Notice cannot exceed the lesser of (i) 300% of the average daily share volume of the Common Stock in the five trading days immediately preceding the Draw Down Notice or (ii) an aggregate value of $250,000.

On July 13, 2022, the Company issued 14,336,712 shares of its common stock at an average price per share of approximately $0.002, as a result of delivering one draw down notice to Dutchess. Consequently, the Company received gross aggregate proceeds of $24,711 from such draw down notice. The Company received $23,758 of a previously recorded subscription receivable during the six months ended December 31, 2022.

Coventry Enterprises, LLC

On November 3, 2022, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Coventry Enterprises, LLC, a Delaware limited company (“Coventry”), providing for an equity financing facility (the “Equity Line”). The Purchase Agreement provides that, upon the terms and subject to the conditions in the Purchase Agreement, Coventry is committed to purchase up to Five Million Dollars ($5,000,000) of shares of the Company’s Common Stock (the “Common Stock”), over the 36 month term of the Purchase Agreement (the “Total Commitment”).

Under the terms of the Purchase Agreement, Coventry will not be obligated to purchase shares of Common Stock unless and until certain conditions are met, including but not limited to a Registration Statement on Form S-1 (the “Registration Statement”) becoming effective which registers Coventry’s resale of any Common Stock purchased by Coventry under the Equity Line. From time to time over the 36-month term of the Purchase Agreement, commencing on the trading day immediately following the date on which the Registration Statement becomes effective, the Company, in its sole discretion, may provide Coventry with a draw down notice (each, a “Draw Down Notice”), to purchase a specified number of shares of Common Stock (each, a “Draw Down Amount Requested”), subject to the limitations discussed below. The actual amount of proceeds the Company will receive pursuant to each Draw Down Notice (each, a “Draw Down Amount”) is to be determined by multiplying the Draw Down Amount Requested by the applicable purchase price. The purchase price of each share of Common Stock equals 80% of the lowest volume weighted average price of the Common Stock during the 10 business days immediately preceding the Drawdown Notice date.

The maximum number of shares of Common Stock requested to be purchased pursuant to any single Draw Down Notice cannot exceed the lesser of (i) 200% of the average daily traded value of the Common Stock during the 10 business days immediately preceding the Draw Down Notice or (ii) an aggregate value of $250,000 or (iii) beneficial ownership limitation which is equivalent to 9.99% of the outstanding number of shares of common stock immediately after giving effect to the issuance of the Draw Down Notice. During the six months ended December 31, 2022, the Company has not received a draw down notice from Coventry.

Shares issued for conversion of convertible debt

As of June 30, 2022, there were 7,326,007 shares of Common Stock issuable from the conversion of debt during fiscal 2022. Such shares were issued on July 12, 2022.

From July 1, 2022 through September 14, 2022, the Company issued an aggregate of 264,492,661 shares of its common stock at an average contractual conversion price of $0.001 as a result of the conversion of principal of $327,200, and accrued interest of $22,330 underlying certain outstanding convertible notes converted during such period. The total recorded to equity was $456,939.

From October 17, 2022 through December 27, 2022, the Company issued an aggregate of 380,506,070 shares of its common stock at an average contractual conversion price of $0.001 as a result of the conversion of principal of $158,500, and accrued interest of $7,191 underlying certain outstanding convertible notes converted during such period. The total recorded to equity was $165,691.

The Company reclassified $218,992 from put premium liabilities to additional paid in capital following conversions during the six months ended December 31, 2022.

During the six months ended December 31, 2022, converted notes – principal of $79,000 and accrued interest of $9,543 containing bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued upon conversion was $195,952 resulting in a loss on extinguishment at the time of conversion of $107,409 and $106,799 of derivative fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net loss of $610.

The Company has 3,835,337,946 shares of its Common Stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at December 31, 2022.

Shares issued for services and accrued expenses

As of June 30, 2022, there was common stock issuable of 12,270,958 for services rendered during fiscal 2022. The common stock issuable of 12,270,958 were issued on July 1, 2022.

On October 25, 2022, the Company issued 6,111,112 shares of the Company’s Common Stock to a consultant for services rendered in October 2022. The Company valued these shares based on quoted trading prices on the date of grant at $0.0009 per share or $5,500 which was recorded as stock-based consulting expense.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

On November 16, 2022, the Company issued 73,301,020 shares of the Company’s Common Stock to a consultant for services rendered from July 2022 to November 2022. Those shares were valued at approximately $0.00007 per share or $51,311, being the closing price of the stock on the date of grant to such consultant. The Company recorded stock-based compensation of $51,311 during the six months ended December 31, 2022.

Shares issued for exercise of warrants

Between July 29, 2022 and December 6, 2022, the Company received gross proceeds of $200,000 from the exercise of 5,000 Series B Warrants and issued 5,000 shares of its Common Stock.

During the six months ended December 31, 2022, the Company issued 191,999,040 shares of its Common Stock from the alternate cashless exercise of 960 Series A warrants with an original exercise price of $200 and alternate cashless exercise price of $0.001. The Alternate Cashless Exercise provision, for a cashless conversion at the holder’s option, is available should the trading price of the Company’s Common Stock fall below $200 per share calculated based on the difference between the exercise price of the Series A Warrant and 70% of the market price. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized a deemed dividend of $19,322 and $408,557 during the three and six months ended December 31, 2022, respectively, and a corresponding increase in loss available to common stockholders upon the alternate cashless exercise of these warrants.

Shares issued in connection with a note payable

On November 3, 2022, the Company entered into a securities purchase agreement with Coventry Enterprises, LLC, pursuant to which Coventry purchased a promissory note from the Company in the aggregate principal amount of $125,000 (see Note 5). As an additional inducement to the Coventry purchasing the note, the Company, as of the original issue date and for no additional consideration, issued to Coventry an aggregate of 75,000,000 shares of the Company’s Common Stock, which were valued using the relative fair value method at $37,500 and recognized as debt discount to be amortized over the term of the note.

Restricted Stock Units

Pursuant to employment agreements dated in May 2019, the Company granted an aggregate of 78 and 39 restricted stock units to the Company’s Chief Executive Officer and Chief Scientific Officer, respectively. The total 117 restricted stock units are subject to vesting terms as defined in the employment agreements. The 117 restricted stock units were valued at the fair value of $4,250 per unit or $497,240 based on the quoted trading price on the date of grant. There were $248,620 unrecognized restricted stock units expense as of December 31, 2022 and June 30, 2022. There are 59 unvested restricted stock units which are subject to various performance conditions which have not yet been met and such restricted stock units have not yet vested as of December 31, 2022 and June 30, 2022 to which the $248,620 relates.

Warrants:

The following table summarizes warrant activity for the six months ended December 31, 2022:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at June 30, 2022	105,420	$200.27
Granted	3,305,000	0.01
Exercised	(5,960)	65.77
Forfeited	(1,000)	2,000.00
Expired	-	-
Outstanding at December 31, 2022	3,403,460 *	$5.51

Exercisable at December 31, 2022	3,379,711	$5.55
Outstanding and Exercisable:

Weighted average remaining contractual term	2.58
Aggregate intrinsic value	$-

*	The total warrants of 3,403,460 above consisted of the following:

	Number of Warrants	Exercisable
Series A warrants	9,986	9,986
Series B warrants	23,750	23,750
Series C warrants	63,749	40,000
Warrants with no class designation	3,305,975	3,305,975
Total	3,403,460	3,379,711

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

On August 16, 2022, the Company entered into an agreement with a certain consultant to provide services over a three-month period in exchange for 1,000,000 warrants to purchase the Company’s common stock at $0.01 per share with an expiry date of August 16, 2025. The fair market value of the warrants was $2,408 on the date of grant as calculated under the Black Scholes Option Pricing model with the following assumptions: stock price at valuation date of $0.0026 based on quoted trading price on date of grant, exercise price of $0.01, dividend yield of zero, years to maturity of 3.00, a risk-free rate of 3.19%, and expected volatility 236%. The Company recorded $2,408 of stock-based compensation expenses with respect to the grant of such warrants during the six months ended December 31, 2022.

On August 16, 2022, the Company and a third-party investor relations consultant agreed to settle an outstanding payable of $23,050 in exchange for 2,305,000 warrants to purchase the Company’s common stock at $0.01 per share with an expiry date of August 16, 2025. The fair market value of the warrants was $5,551 on the date of grant as calculated under the Black Scholes Option Pricing model with the following assumptions: stock price at valuation date of $0.0026 based on quoted trading price on date of grant, exercise price of $0.01, dividend yield of zero, years to maturity of 3.00, a risk-free rate of 3.19%, and expected volatility 236%. Accordingly, the Company recognized gain from settlement of debt of $17,499 during the six months ended December 31, 2022 as reflected in the accompanying condensed consolidated statements of operations.

Options:

A summary of the Company’s option activity during the six months ended December 31, 2022 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price Per Share
Outstanding at June 30, 2022	59	$4,533
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2022	59	$4,533

Exercisable at December 31, 2022	59	$4,533
Outstanding and Exercisable:

Weighted average remaining contractual term	6.37
Weighted average fair value of options granted during the period	$-
Aggregate intrinsic value	$-

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

During the six months ended December 31, 2022 and 2021, the Company recognized stock-based compensation of $0 and $41,436, respectively related to vested stock options. There was $0 of unvested stock options expense as of December 31, 2022. No stock options were granted during the six months ended December 31, 2022.

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

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company’s parent U.S. entity is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure in the December 31, 2022 and June 30, 2022 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

Operating Agreements

In November 2009, the Company entered into a commercialization agreement with the University of Bath (UK) (the “University”), whereby the Company and the University co-owned the intellectual property relating to the Company’s pro-enzyme formulations. In June 2012, the Company and the University entered into an assignment and amendment whereby the Company assumed full ownership of the intellectual property, while agreeing to pay royalties of 2% of net revenues to the University. Additionally, the Company agreed to pay 5% of each and every license agreement subscribed for. The contract is cancellable at any time by either party. To date, no amounts are owed under the agreement.

Collaboration Agreement

On September 13, 2018, the Company entered into a two-year collaboration agreement with the University of Jaén (the “University”) to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the University approximately 52,000 Euros ($59,508 USD) in year one and a maximum of 40,000 Euros ($45,775 USD) in year two. The Company paid 31,754 Euros ($36,117 USD) in 2019 and has accrued 28,493 Euros ($24,043 USD) as of June 30, 2021. Additionally, in exchange for full ownership of the intellectual property, the Company agreed to pay royalties of 2% of net revenues to the University. On October 1, 2020, the Company entered into another two-year collaboration agreement with the University to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the University approximately 30,000 Euros ($35,145 USD), which were paid in four installment payment of 5,000 Euros in November 2020, 5,000 Euros ($5,858) in March 2021, 10,000 Euros ($11,715) in December 2021 and 10,000 Euros ($11,715) in September 2022. Additionally, the University shall hire and train a doctoral student for this project and as such the Company shall pay the University 25,837 Euros ($30,268 USD). In exchange for full ownership of the intellectual property the Company agreed to pay royalties of 2% of net revenues to the University.

On July 27, 2022, the Company entered into a two-year research agreement with the University to provide certain research and experiment services to the Company. In exchange for full ownership of the intellectual property, the Company agreed to pay royalties of 2% of net revenues. In consideration of such services, the Company agreed to pay the University approximately 53,200 Euros ($53,806 USD) payable as follows:

- 18,200 Euros ($18,407 USD) upon execution (paid in August 2022),

- 8,000 Euros ($8,091 USD) in September 2022 (unpaid),

- 7,000 Euros ($7,080 USD) in December 2022 (unpaid),

- 10,000 Euros ($10,114 USD) in March 2023, and

- 10,000 Euros ($10,114 USD) in July 2023.

The commencement date for the experiments was on September 1, 2022, and the estimated length of time for completion is 24 months.

As of December 31, 2022 and June 30, 2022, the Company has $14,135 and $14,364, respectively, balance due to the University for unreimbursed lab fees, which are included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2022 and June 30, 2022, there are no royalty fees owed to the University.

Consulting Agreement

On July 1, 2022, the Company and a consultant agreed to extend the term of a consulting agreement from July 1, 2022 to June 30, 2023 to provide media-related services for a monthly fee of $50,000. In addition, the Company shall pay a stock fee equal to 9.9% of the outstanding common stock of the Company during the term of the agreement. The Company shall bring the consultant’s diluted holdings back to 9.9% and accrue the value of the Common Stock at each reporting period until June 30, 2023. All service fees are non-refundable. On November 16, 2022, the Company issued 73,301,020 shares of the Company’s common stock to this consultant for services rendered from July 2022 to November 2022 (see Note 7). Accordingly, the Company recorded accrued expenses of $17,479 as of December 31, 2022 based on the amount of shares owed multiplied by the December 31, 2022 stock price, which are included in accrued expenses and other liabilities in the accompanying condensed unaudited consolidated balance sheets along with $100,000 related to the monthly fees for a total balance owed of $117,479 as of December 31, 2022.

Operating Leases

On May 4, 2022, the Company entered in a three-year lease agreement with North Horizon Pty Ltd., a related party, (see Note 9) for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes. On May 4, 2022, the Company recorded right-of-use assets $66,201 and total lease liabilities of $66,201 based on an incremental borrowing rate of 8%.

ROU is summarized below:

	December 31, 2022	June 30, 2022
Office lease	$66,201	$66,201
Less: accumulated amortization	(15,530)	(3,678)
Right-of-use asset, net	$50,671	$62,523

Operating Lease liabilities are summarized below:

	December 31, 2022	June 30, 2022
Office lease	$66,201	$66,201
Reduction of lease liability	(14,214)	(3,277)
Less: office lease, current portion	(21,102)	(20,605)
Long term portion of lease liability	$30,885	$42,319

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

Remaining future minimum lease payments under non-cancelable operating lease at December 31, 2022 are as follows:

Fiscal Year 2023 (remaining)	$12,249
Fiscal Year 2024	24,498
Fiscal Year 2025	20,415
Imputed interest	(5,175)
Total operating lease liability	$51,987

The weighted average remaining lease term for the operating lease is 2.26 years.

NOTE 9 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors. These transactions have included the following:

As of December 31, 2022 and June 30, 2022, the Company owed its former director a total of $30,257 and $30,746, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (see Note 4).

As of December 31, 2022 and June 30, 2022, the Company owed its former director a total of $50,357 and $51,171, respectively, for money loaned to the Company throughout the years. The total loans balance owed at December 31, 2022 and June 30, 2022 is not interest bearing (see Note 5).

On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors, for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes (See Note 8). As of December 31, 2022 and June 30, 2022, total rent payable of $140,129 AUD ($95,358 USD) and $122,129 AUD ($84,452 USD), respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheet. Rent expense under this lease was $13,879 and $14,286 for the six months ended December 31, 2022 and 2021, respectively and reflected as occupancy expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Employment and Services Agreements with Management

The Company and Mr. Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz’s employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement was scheduled to expire on February 25, 2019; however, the term of the Nathanielsz Employment Agreement automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of his or its intent not to renew. The Nathanielsz Employment Agreement continues in effect as of December 31, 2022 as amended on October 26, 2022 (see below). The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually or $205,680 USD) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion. Pursuant to the Nathanielsz Employment Agreement, Mr. Nathanielsz is entitled to an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Company’s board of directors based upon the performance of the Company. On March 16, 2018, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $300,000 AUD ($205,680 USD) to $400,000 AUD ($274,240 USD), effective February 2018. On August 1, 2022, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $400,000 AUD ($276,600 USD) to $600,000 AUD ($414,900 USD), effective July 1, 2022.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive, part-time employee of the Company since October 2015. Effective February 1, 2018, Mrs. Nathanielsz receives an annual salary of $120,000 AUD ($80,904 USD) and is entitled to customary benefits.

Pursuant to a February 25, 2016 board resolution, James Nathanielsz shall be paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the year ended June 30, 2022, a total of $7,689 AUD ($5,577 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance which expired in August 2022. No payments were made during the six months ended December 31, 2022.

Pursuant to the approval of the Company’s board of directors (the “Board”), on May 14, 2019, Mr. Nathanielsz was granted a $460,000 AUD ($315,376 USD) bonus for accomplishments achieved while serving as the Company’s Chief Executive Officer during the fiscal year ended June 30, 2019 with $200,000 AUD ($137,120 USD) of such bonus payable by the Company to him throughout the Company’s 2019 fiscal year as its cash resources allow, with the remaining $260,000 AUD ($178,256 USD) of such bonus to be deferred by Mr. Nathanielsz until a future date when the Company’s cash resources allow for such payment, as agreed to by him. A total of $90,000 AUD ($64,377 USD) in payments were made in the year ended June 30, 2019. On July 13, 2020, the Board approved a bonus of $240,000 AUD being equal to 60% of Mr. Nathanielsz’s base salary which was accrued as of June 30, 2020. A total of $202,620 AUD ($136,606 USD) in payments were made against the bonuses during the year ended June 30, 2020, which resulted to a remaining balance of $407,380 AUD ($280,726 USD) bonus payable as of June 30, 2020. On August 12, 2021, the Board approved a bonus of $177,840 USD. A total of $221,890 AUD ($166,418 USD) in payments were made against the bonuses during the year ended June 30, 2021 resulting in a remaining balance of $422,610 AUD ($316,957 USD) bonus payable as of June 30, 2021 which was included in accrued expenses in the accompanying consolidated balance sheet. On August 12, 2021, pursuant to the Cancellation Agreement, Mr. Nathanielsz agreed to cancel $177,840 of the bonus payable in exchange for 5,928,000 shares of the Company’s Common Stock. On August 1, 2022, the Board approved a bonus of $140,000 AUD or $96,810 USD. A total of $144,166 AUD ($99,691 USD) in payments were made in respect of the bonuses during the year ended June 30, 2022 resulting in a remaining balance of $181,324 AUD ($125,386 USD) bonus payable as of June 30, 2022, which was included in accrued expenses in the accompanying condensed consolidated balance sheet. A total of $41,387 AUD ($26,620 USD) in payments were made in respect of the bonuses during the six months ended December 31, 2022, resulting in a remaining balance of $139,937 AUD ($95,227 USD) bonus payable as of December 31, 2022 which was included in accrued expenses in the accompanying condensed consolidated balance sheet.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

Amended and Restated Employment Agreement – On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with James Nathanielsz, the Company’s Chief Executive Officer, Chairman, acting Chief Financial Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD ($309,313 USD). Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase 39 shares of the Company’s Common Stock (the “Nathanielsz Options”), with an exercise price per share of $4,675 (110% of the closing market price of the Company’s Common Stock on May 14, 2019 (or $4,250), the date of approval of such grant by the Board), (ii) 39 restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and (iii) an additional 39 restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Board on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. The Nathanielz Options and Additional Nathanielz RSU’s are subject to vesting periods pursuant to the Employment Agreement. There are 39 vested options and 39 restricted stock units that are considered issuable as of December 31, 2022 and June 30, 2022.

On October 26, 2022, the Company entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) with Mr. Nathanielsz, effective as of July 1, 2022, (the “Effective Date”). The Amended Agreement provides Mr. Nathanielsz with a base salary of $600,000 AUD ($414,900 USD) per annum. The Company has also agreed to pay Mr. Nathanielsz an annual discretionary bonus in an amount up to 100% of his annual base salary, reduced from 200%, which bonus shall be determined by the Board and based upon the performance of the Company. The Amended Agreement has a term of three (3) years from the Effective Date, with automatic one-year renewal periods unless either party elects not to renew.

Amended and Restated Services Agreement – On May 14, 2019, the Company also entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD ($41,580 USD). In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase 20 shares of the Company’s common stock (the “Kenyon Options”), with an exercise price per share of $4,250 (100% of the closing market price of the Company’s Common Stock on May 14, 2019, the date of approval of such grant by the Board), (ii) 20 restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional 20 restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Board on the Effective Date. The Kenyon Options have a term of 10 years from the date of grant. The Kenyon Options and Additional Kenyon RSU’s are subject to vesting periods pursuant to the Services Agreement. There are 20 vested options and 20 vested restricted stock unit that are considered issuable as of December 31, 2022 and June 30, 2022.

On August 12, 2021, pursuant to a Cancellation Agreement, Mr. Kenyon agreed to cancel accrued salaries of $102,600 in exchange for 3,420,000 shares of the Company’s Common Stock of the Company. As of December 31, 2022 and June 30, 2022, total accrued salaries of $69,000 AUD ($46,265 USD) and $54,000 AUD ($37,341 USD), respectively, were included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

Intercompany Loans

All intercompany loans were made by the parent to the subsidiary, Propanc PTY LTD, none of which has been repaid as of December 31, 2022. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment on the consolidated balance sheet as accumulated other comprehensive income.

NOTE 10 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through December 31, 2022.

The Company primarily relied on funding from five convertible debt lenders and received net proceeds after deductions of $62,500 for original issue discounts and debt issue costs during the six months ended December 31, 2022 from each of the five lenders of $101,250, $94,500, $150,000, $50,000 and $100,000 respectively, which represents approximately 20%, 19%, 30%, 10% and 21% respectively of total proceeds received by the Company during the six months ended December 31, 2022.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

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

Receivable Concentration

As of December 31, 2022 and June 30, 2022, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

In 2016 and early 2017, the Company filed other patent applications. Three applications were filed under the Patent Cooperation Treaty (the “PCT”). The PCT assists applicants in seeking patent protection by filing one international patent application under the PCT, applicants can simultaneously seek protection for an invention in over 150 countries. Once filed, the application is placed under the control of the national or regional patent offices, as applicable, in what is called the national phase. One of the PCT applications filed in November 2016, entered national phase in July 2018 and another PCT application is currently entering national phase in August 2018. A third PCT application entered the national phase in October 2018.

In July 2020, a world-first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 43 granted, allowed, or accepted patents and 22 patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

Foreign Operations

As of December 31, 2022 and June 30, 2022, the Company’s operations are based in Camberwell, Australia; however, the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales, for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of December 31, 2022 and June 30, 2022, there has been no activity within this entity.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $164,500 (2 notes) and $79,000 (1 note) of convertible debt, which were treated as derivative instruments outstanding at December 31, 2022 and June 30, 2022, respectively.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at December 31, 2022, the last trading day of the period ended December 31, 2022, was $0.0006. The volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at December 31, 2022 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the six months ended December 31, 2022)	December 31, 2022
Volatility	228.29 – 256.02%	256.02%
Expected Remaining Term (in years)	0.22 – 0.28	0.22 - 0.28
Risk Free Interest Rate	3.13 – 4.42%	4.42%
Expected dividend yield	None	None

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

(Unaudited)

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2022 and June 30, 2022:

	Balance at December 31, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$10,623	$—	$—	$10,623
Total	$10,623	$—	$—	$10,623

	Balance at June 30, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$151,262	$—	$—	$151,262
Total	$151,262	$—	$—	$151,262

The following is a roll forward for the six months ended December 31, 2022 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2022	$151,262
Initial fair value of embedded conversion option derivative liability recorded as debt discount	93,668
Reduction of derivative liability upon debt conversion	(106,799)
Change in fair value included in statements of operations	(127,508)
Balance at December 31, 2022	$10,623

NOTE 12 – SUBSEQUENT EVENTS

Shares issued for conversion of convertible debt

Between January 2023 and February 2023, the Company issued an aggregate of 518,209,044 shares of its common stock at a contractual conversion price of $0.001, as a result of the conversion of principal of $136,000 and accrued interest of $3,756 underlying certain outstanding convertible notes converted during such period. The Company reclassified $73,231 from put premium liabilities to additional paid in capital following conversions.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Propanc Biopharma, Inc., and its wholly-owned Australian subsidiary, Propanc PTY LTD (“Propanc” or the “Company”) as of December 31, 2022 and for the six months ended December 31, 2022 and 2021 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q. References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations to “us”, “we”, “our” and similar terms refer to Propanc. This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “may,” “will,” “expect,” “believe,” “anticipate,” “project,” “plan,” “intend,” “estimate,” and “continue,” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Recent Developments

On July 19, 2022, successful production of a synthetic recombinant version of the proenzyme trypsinogen was completed via the Proenzyme Optimization Project 1 (POP1) joint research and drug discovery program. The program is designed to produce a backup clinical compound to the Company’s lead product candidate, PRP, which is targeting metastatic cancer from solid tumors. On August 23, 2022, the initial success of producing trypsinogen synthetically has now advanced to the stage where optimization of protein production is underway; whereas, purification and yield of chymotrypsinogen is currently the focus of research.

On August 3, 2022, a Joint Research Collaboration Agreement was established with the University of Jaén and the University of Granada, Spain. Since late 2020, Mrs. Belén Toledo Cutillas MSc, has been investigating an important experimental thesis on the effects of proenzyme therapy and the tumor microenvironment, which is the key to the development, invasion, metastatic spread and recurrence of solid tumors. The work is being conducted at the laboratory of Professor Macarena Perán PhD, who is the lead researcher on the project and is the second Joint Research and Collaboration Agreement currently in progress with the two Spanish Universities. On September 8, 2022, proenzyme therapy was shown to have a favorable impact inhibiting, slowing, or reversing tumor development by acting as an anti-tumor agent, decreasing tumor cell proliferation, developing a non-malignant phenotype (observable characteristics) and promoting cell adhesion (sticking close to one another) and differentiation (cell specialization rather than stem cell like). It was concluded that proenzyme therapy could have a significant impact on the tumor microenvironment as a potential clinical application.

On August 16, 2022, a Notice of Allowance has been received from the European Patent Office (EPO) for claims involving compositions of proenzymes to treat cancer. This is the second patent application allowed in this jurisdiction and expires in November 2036. A third patent application is currently under examination at the EPO for a method to treat cancer stem cells, which was allowed in March this year by the US Patent and Trademark Office (USPTO). The field of the invention covers future dosing in planned clinical studies for the Company’s lead product candidate, PRP.

On November 9 and 10, 2022, Mr. James Nathanielsz, Propanc’s Chief Executive Officer and Co-Founder, conducted investor meetings and presented at the Sidoti & Company’s upcoming Micro-Cap Virtual Investor Conference. The Sidoti & Company Micro-Cap Investor Conference is a virtual event featuring micro-cap companies interacting with a number of institutional investors from across the United States.

On December 17, 2022, on behalf of the University of Jaén and the University of Granada, and Propanc Biopharma, Mrs. Belén Toledo Cutillas MSc, Joint Researcher, presented at the recent 43rd Meeting of the European Organization of Research and Treatment of Cancer (EORTC), Pharmacology and Molecular Mechanisms (PAMM) group. Mrs. Toledo Cutillas discussed novel approaches to hampering tumor support of key components within the tumor microenvironment. Specifically, she described how “a protein-based treatment (PRP) re-educates” certain tumor cells that play a key role in the tumor microenvironment, decreasing the tumor microenvironment influence on tumorigenesis and increasing drug uptake of standard therapies that are often rendered ineffective due to chemoresistance.

Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

For the Three and Six months ended December 31, 2022, as compared to the Three and Six months ended December 31, 2021.

Revenue

For the three and six months ended December 31, 2022 and 2021, we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense increased to $525,620 for the three months ended December 31, 2022 as compared to $346,164 for the three months ended December 31, 2021. This increase of approximately $179,000 is primarily attributable to an increase of approximately $145,000 in employee remuneration expense, increase in stock-based expenses of approximately $31,000, increase in accounting fees of approximately $5,000 offset by a decrease in general consulting, legal and investor relation fees of approximately $2,000.

Administration expense increased to $990,752 for the six months ended December 31, 2022 as compared to $777,904 for the six months ended December 31, 2021. This increase of approximately $213,000 is primarily attributable to an increase of approximately $151,000 in general consulting, legal and investor relation fees, increase in accounting fees of approximately $9,000, increase of approximately $164,000 in employee remuneration expense, increase in marketing expenses of $7,000, offset by decrease in stock-based expenses of approximately $116,000 and decrease in other general and administrative expenses of approximately $2,000.

Occupancy Expense

Occupancy expenses increased to $7,506 for the three months ended December 31, 2022 as compared to $6,550 for the three months ended December 31, 2021. This increase of $956 is primarily attributable to exchange rate movements over the period when compared to the same period in 2021.

Occupancy expenses decreased to $13,879 for the six months ended December 31, 2022 as compared to $14,286 for the six months ended December 31, 2021. This decrease of $407 is primarily attributable to exchange rate movements over the period when compared to the same period in 2021.

Research and Development Expenses

Research and development expenses were increased to $74,878 for the three months ended December 31, 2022 as compared to $50,753 for the three months ended December 31, 2021. Research and development expenses were increased to $176,203 for the six months ended December 31, 2022 as compared to $97,307 for the six months ended December 31, 2021. The increase in research and development expenses is primarily attributable to the two-year collaboration agreement with University of Jaén which was executed in October 2020 to provide certain research services to the Company. Additionally, on July 27, 2022, the Company entered into another two-year research agreement with the University of Jaén to provide certain research and experiment services to the Company.

Interest Expense

Interest expense decreased to $98,619 for the three months ended December 31, 2022, as compared to $177,905 for the three months ended December 31, 2021. Interest expense is primarily comprised of approximately $81,000 of debt discount amortization and accretion of put premium and interest expense from accrual of interest expense and other financing fees for a total of approximately $18,000 for the three months ended December 31, 2022. This decrease in interest expense of $79,286 is primarily attributable to the decrease of approximately $126,000 in accretion of put premium offset by increase in amortization of debt discount of approximately $47,000.

Interest expense decreased to $261,371 for the six months ended December 31, 2022, as compared to $287,758 for the six months ended December 31, 2021. Interest expense is primarily comprised of approximately $229,000 of debt discount amortization and accretion of put premium and interest expense from accrual of interest expense and other financing fees for a total of approximately $32,000 for the six months ended December 31, 2022. This decrease in interest expense of $26,387 is primarily attributable to the decrease of approximately $99,000 in accretion of put premium offset by increase in amortization of debt discount of approximately $73,000.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities were increased to a gain of $62,335 for the three months ended December 31, 2022 as compared to a loss of $163,853 for the three months ended December 31, 2021. Change in fair value of derivative liabilities were increased to a gain of $127,508 for the six months ended December 31, 2022 as compared to a loss of $167,757 for the six months ended December 31, 2021. This increase in gain during the three and six months ended December 31, 2022 of approximately $226,000 and $295,000, respectively, is primarily attributable to a decrease in fair value of the principal amount of convertible notes with bifurcated embedded conversion option derivatives as a result of the decrease in stock prices during the six months ended December 31, 2022.

Gain from Settlement of accounts payable

Gain from settlement of accounts payable was $17,499 for the six months ended December 31, 2022, as compared to $0 for the six months ended December 31, 2021. On August 16, 2022, the Company and a third-party investor relations consultant agreed to settle an outstanding payable of $23,050 in exchange for 2,305,000 warrants to purchase the Company’s common stock at $0.01 per share with an expiry date of August 16, 2025 and fair market value of $5,551. Accordingly, the Company recognized gain from settlement of accounts payable of $17,499 during the six months ended December 31, 2022.

Gain on Extinguishment of Debt, net

During the six months ended December 31, 2022, notes with principal amounts totaling $79,000 and accrued interest of $9,543 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued was $195,952, resulting in a loss on extinguishment at the time of conversion of $107,409 and $106,799 of derivative fair value liability was recorded as a gain on extinguishment at the time of conversion, resulting in a net loss of $610.

Additionally, during the six months ended December 31, 2022, the Company recognized the remaining put premium of $43,520 related to a convertible note into gain on extinguishment of debt during the six months ended December 31, 2022. The lender of such convertible note agreed to surrender all conversion rights in its currently held convertible notes due to violation of Section 15(a)(1) of the Securities Exchange Act of 1934.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain decreased to a loss of $13,988 for the three months ended December 31, 2022, as compared to a loss of $110,215 for the three months ended December 31, 2021. Foreign currency transaction gain increased to a gain of $22,235 for the six months ended December 31, 2022 as compared to a loss of $1,086 for the six months ended December 31, 2021. The increase of approximately $96,000 and $23,000 is partially attributable to the increase in exchange rates during the three and six months ended December 31, 2022.

Net loss

Net loss decreased to $485,418 for the three months ended December 31, 2022, as compared to a net loss of $799,977 for the three months ended December 31, 2021. Net loss decreased to $1,102,713 for the six months ended December 31, 2022 as compared to a net loss of $1,290,635 for the six months ended December 31, 2021. The change relates to the factors discussed above.

Deemed dividend

The Company recognized the value of the effect of a down round feature related to our Series A warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividends of $19,322 and $93,398 during the three months ended December 31, 2022 and 2021, respectively, and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants during the three months ended December 31, 2022 and 2021, respectively. The Company recognized deemed dividend of $408,557 and $208,242 during the six months ended December 31, 2022 and 2021, respectively, and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants during the six months ended December 31, 2022 and 2021, respectively.

Net loss available to common stockholders

Net loss available to common stockholders decreased to $504,740 for the three months ended December 31, 2022 as compared to a net loss available to common stockholders of $893,375 for the three months ended December 31, 2021. Net loss available to common stockholders increased to $1,511,270 for the six months ended December 31, 2022 as compared to a net loss available to common stockholders of $1,498,877 for the six months ended December 31, 2021.

The decrease and increase during the three- and six-months period are primarily attributable to the change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of December 31, 2022, we had total assets of $108,022, comprised primarily of cash of $24,476, GST tax receivable of $4,543, prepaid expenses and other current assets of $25,207, security deposit of $2,042, operating lease ROU asset, net of $50,671, and property and equipment, net of $1,083. As compared to June 30, 2022, we had total assets of $81,651, comprised primarily of cash of $4,067, GST tax receivable of $2,342, prepaid expenses and other current assets of $8,621, property and equipment, net, of $2,023, operating lease ROU asset, net of $62,523, and security deposit of $2,075.

We had current liabilities of $2,992,554, primarily comprised of net convertible debt of $633,740, note payable, net of $72,404, loan payable of $65,280, accrued interest of $59,733, accounts payable and accrued expenses of $1,470,605, employee benefit liability of $578,453, and embedded conversion option liabilities of $10,623 as of December 31, 2022. As compared to June 30, 2022, we had current liabilities of $3,062,981, primarily comprised of net convertible debt of $926,438, accrued interest of $57,822, accounts payable and accrued expenses of $1,409,138, employee benefit liability of $415,799, and embedded conversion option liabilities of $151,262.

We have funded our operations primarily through the issuance of equity and/or convertible debt securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the six months ended December 31, 2022 we received proceeds from exercise of warrants of $200,000, proceeds from issuance of convertible notes and note payable of $495,750, proceeds from sale of shares of our Common Stock of $24,711 and proceeds from collection of subscription receivables of $23,758.

We have substantial capital resource requirements and have incurred significant losses since inception. As of December 31, 2022, we had $24,476 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the Six months ended December 31,
	2022	2021
Net cash used in operating activities	$(734,542)	$(711,093)
Net cash provided by financing activities	$744,219	$789,500
Effect of exchange rate changes on cash	$10,732	$(7,046)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $734,542 for the six months ended December 31, 2022, due to our net loss of $1,102,713, offset primarily by non-cash charges of amortization of debt discount of $83,903, stock-based compensation of $59,219, accretion of put premium of $144,711, change in fair value of derivatives of $127,508, gain on extinguishment of debt of $42,910 and gain from settlement of accounts payable of $17,499. Net changes in operating assets and liabilities totaled $278,737, which are primarily attributable to increase in prepaid expenses and other assets $16,724, employee benefit liability of $169,268, increase accrued interest of $31,433, increase in accrued expenses and other payables of $97,414, and increase in accounts payable of $9,520.

Net cash used in operating activities was $711,093 for the six months ended December 31, 2021, due to our net loss of $1,290,635, offset primarily by non-cash charges of amortization of debt discount of $11,295, stock-based compensation of $41,436, accretion of put premium of $245,000, change in fair value of derivatives of $167,757 and issuance and amortization of common stock for services of $133,422. Net changes in operating assets and liabilities totaled ($23,717), which is primarily attributable to increase in employee benefit liability of $12,882, increase accrued interest of $28,264 offset by decrease in accounts payable of $51,037 and decrease in accrued expenses of $6,772.

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2022 were $744,219, as compared to $789,500 for the six months ended December 31, 2021. During the six months ended December 31, 2022, we received proceeds from the exercise of warrants of $200,000, proceeds from sale of shares of our Common Stock of $24,711, collections of subscription receivable of $23,758, and net proceeds from issuance of convertible notes and a note payable of $495,750.

Net cash provided by financing activities for the six months ended December 31, 2021 were $789,500 as compared to $358,044 for the six months ended December 31, 2020. During the six months ended December 31, 2021, we received proceeds from the exercise of warrants of $375,000 and net proceeds from issuance of convertible notes of $414,500.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $10,732 positive adjustment to cash flows in the six months ended December 31, 2022, as compared to a $7,046 negative adjustment to cash flows in the six months ended December 31, 2021. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Foreign Currency Translation and Comprehensive Income (Loss): The Company’s wholly-owned subsidiary’s functional currency is the AUD. For financial reporting purposes, the Australian Dollar (“AUD”) has been translated into USD as the Company’s reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive loss as other income (expense). Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of other comprehensive income.

Accounting for Income Taxes: We are governed by Australian income tax laws and United States income tax laws, which are administered by the Australian Taxation Office and the United States Internal Revenue Service, respectively. We follow ASC 740, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed annually for temporary differences between the financial statements and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary, to reduce deferred tax assets to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

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

Going Concern Qualification

We did not generate any revenue for the six months ended December 31, 2022 and 2021 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in its audit report for each of the fiscal years ended June 30, 2022 and 2021. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to the material weaknesses in financial reporting as discussed below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2022:

●	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early-stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals;

●	we lack an audit committee of our board of directors; and

●	we have insufficient monitoring and review controls over the financial reporting closing process, including the lack of individuals with current knowledge of US GAAP.

We outsource certain of the functions that would normally be performed by a principal financial officer to assist us in implementing the necessary financial controls over the financial reporting and the utilization of internal management and staff to effectuate these controls.

We believe that these material weaknesses primarily relate, in part, to our lack of sufficient staff with appropriate training in US GAAP and SEC rules and regulations with respect to financial reporting functions, and the lack of robust accounting systems, as well as the lack of sufficient resources to hire such staff and implement these accounting systems.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On October 25, 2022, the Company issued 6,111,112 shares of the Company’s Common Stock to a consultant for services rendered in October 2022. The Company valued these shares based on quoted trading prices on the date of grant at $0.0009 per share or $5,500, which was recorded as stock-based consulting expense.

On November 16, 2022, the Company issued 73,301,020 shares of the Company’s Common Stock to a consultant for services rendered from July 2022 to November 2022. The Company issued 73,301,020 shares of the Company’s Common Stock valued at approximately $0.00007 per share or $51,311, being the closing price of the stock on the date of grant to such consultant.

From October 17, 2022 through December 27, 2022, the Company issued an aggregate of 380,506,070 shares of its Common Stock at an average contractual conversion price of $0.001 as a result of the conversion of principal of $485,700, and accrued interest of $29,521 underlying certain outstanding convertible notes converted during such period.

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

Item 3. Defaults Upon Senior Securities.

As of December 31, 2022, we were in default under a certain loan payable issued to certain lender on October 3, 2019 for failure to pay an aggregate of $65,280 and $28,398 of principal and accrued interest, respectively, as of December 31, 2022, subsequent to their maturity date. We are currently in discussions with such noteholder to extend such maturity date. See “Note 5 – Loans” to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2022, is formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: February 9, 2023	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

