Form 10-Q
period 2023-03-31
Propanc Biopharma, Inc.
filed 2023-05-15
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 12, 2023, there were 3,288,404,722 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA INC.

i

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

INDEX TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at March 31, 2023 (unaudited) and June 30, 2022	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2023 and 2022 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Deficit for each of the three and nine months in the periods ended March 31, 2023 and 2022 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2023 and 2022 (unaudited)	F-6

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-7

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	June 30, 2022
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$93,241	$4,067
GST tax receivable	3,334	2,342
Prepaid expenses and other current assets	-	8,621

TOTAL CURRENT ASSETS	96,575	15,030

Security deposit - related party	2,009	2,075
Operating lease right-of-use assets, net - related party	44,524	62,523
Property and equipment, net	634	2,023

TOTAL ASSETS	$143,742	$81,651

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$918,195	$943,023
Accrued expenses and other payables	687,454	466,115
Accrued interest	56,661	57,822
Loan payable	65,280	-
Convertible notes, net of discounts and including put premiums	519,718	926,438
Operating lease liability - related party, current portion	21,185	20,605
Embedded conversion option liabilities	132,501	151,262
Due to former director - related party	29,777	30,746
Loan from former director - related party	49,558	51,171
Employee benefit liability	579,888	415,799

TOTAL CURRENT LIABILITIES	3,060,217	3,062,981

NON-CURRENT LIABILITIES:
Operating lease liability - long-term portion - related party	24,939	42,319

TOTAL NON-CURRENT LIABILITIES	24,939	42,319

TOTAL LIABILITIES	$3,085,156	$3,105,300

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares previously authorized; 0 and 500,000 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	$-	$5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of March 31, 2023 and June 30, 2022	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 2,621,297,786 and 220,350,921 shares issued and outstanding as of March 31, 2023 and June 30, 2022, respectively	2,621,298	220,351
Common stock issuable (4,434 and 19,597,024 shares as of March 31, 2023 and June 30, 2022, respectively)	4	19,597
Additional paid-in capital	57,068,986	57,124,982
Subscription receivable	-	(23,758)
Accumulated other comprehensive income	1,293,747	1,234,549
Accumulated deficit	(63,878,972)	(61,557,893)
Treasury stock (1 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(2,941,414)	(3,023,649)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$143,742	$81,651

The accompanying unaudited condensed consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	Three Months Ended March 31,		Nine months ended March 31,
	2023	2022	2023	2022

REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	311,824	443,629	1,302,576	1,221,533
Occupancy expenses - related party	8,365	8,157	22,244	22,443
Research and development	66,020	50,395	242,223	147,702
TOTAL OPERATING EXPENSES	386,209	502,181	1,567,043	1,391,678

LOSS FROM OPERATIONS	(386,209)	(502,181)	(1,567,043)	(1,391,678)

OTHER INCOME (EXPENSE)
Interest expense	(157,208)	(167,375)	(418,579)	(455,133)
Interest income	8	-	27	-
Change in fair value of derivative liabilities	(238,367)	165,365	(110,859)	(2,392)
Gain from settlement of accounts payable	-	-	17,499	-
Gain on extinguishment of debt, net	(10,724)	-	32,186	-
Foreign currency transaction gain (loss)	(19,025)	41,717	3,210	40,631
TOTAL OTHER EXPENSE, NET	(425,316)	39,707	(476,516)	(416,894)

LOSS BEFORE TAXES	(811,525)	(462,474)	(2,043,559)	(1,808,572)

Tax benefit	1,716	(213)	131,037	55,250

NET LOSS	$(809,809)	$(462,687)	$(1,912,522)	$(1,753,322)

Deemed Dividend	-	(237,389)	(408,557)	(445,631)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(809,809)	$(700,076)	$(2,321,079)	$(2,198,953)

BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS	$(0.00)	$(0.01)	$(0.00)	$(0.05)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	1,924,073,522	66,353,881	1,115,848,071	47,561,123

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(809,809)	$(700,076)	$(2,321,079)	$(2,198,953)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	40,614	(55,096)	59,198	1,400

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	40,614	(55,096)	59,198	1,400

TOTAL COMPREHENSIVE LOSS	$(769,195)	$(755,172)	$(2,261,881)	$(2,197,553)

The accompanying unaudited condensed consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE AND NINE MONTHS ENDED
MARCH 31, 2023 AND 2022

(Unaudited)

	Preferred Stock						Common Stock					Accumulated
	Series A		Series B		Common Stock		Issuable		Additional			Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2021	500,000	$5,000	1	$-	14,055,393	$14,056	59	$-	$54,074,110	$-	$(58,199,466)	$1,085,204	$(46,477)	$(3,067,573)

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	9,445,009	9,445	-	-	190,741	-	-	-	-	200,186

Issuance of common stock for services and accrued expenses	-	-	-	-	17,934,379	17,934	-	-	563,927	-	-	-	-	581,861

Issuance of common stock for exercise of warrants	-	-	-	-	6,875	7	2,500	2	374,991	(100,000)	-	-	-	275,000

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	2,399,988	2,400	1,999,990	2,000	(4,400)	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	109,643	-	-	-	-	109,643

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	20,718	-	-	-	-	20,718

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	64,193	-	64,193

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	114,844	-	(114,844)	-	-	-

Net loss for the three months ended September 30, 2021	-	-	-	-	-	-	-	-	-	-	(490,658)	-	-	(490,658)

Balance at September 30, 2021	500,000	5,000	1	-	43,841,644	43,842	2,002,549	2,002	55,444,574	(100,000)	(58,804,968)	1,149,397	(46,477)	(2,306,630)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	-	-	1,818,097	1,818	-	-	24,908	-	-	26,726

Issuance of common stock for deferred offering cost	-	-	-	-	1,000,000	1,000	-	-	19,000	-	-	-	-	20,000

Issuance of common stock for exercise of warrants	-	-	-	-	2,500	2	(2,500)	(2)	-	100,000	-	-	-	100,000

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	6,399,968	6,400	(1,999,990)	(2,000)	(4,400)	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	16,667	-	-	-	-	16,667

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	20,718	-	-	-	-	20,718

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(7,697)	-	(7,697)

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	93,398	-	(93,398)	-	-	-

Net loss for the three months ended December 31, 2021	-	-	-	-	-	-	-	-	-	-	(799,977)	-	-	(799,977)

Balance at December 31, 2021	500,000	5,000	1	-	53,062,209	53,062	59	-	55,614,865	-	(59,698,343)	1,141,700	(46,477)	(2,930,193)

Issuance of common stock for conversion of convertible debt and accrued interest			-	-	-	-	19,225,725	19,226	-	-	170,742	-	-	189,968

Issuance of common stock for services	-	-	-	-	2,940,891	2,941	1,148,326	1,148	84,941	-	-	-	-	89,030

Issuance of common stock for exercise of warrants	-	-	-	-	1,250	1	1,250	1	99,998	-	-	-	-	100,000

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	9,799,951	9,800	-	-	(9,800)	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	100,840	-	-	-	-	100,840

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	20,718	-	-	-	-	20,718

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(55,096)	-	(55,096)

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	237,389	-	(237,389)	-	-	-

Net loss for the three months ended March 31, 2022	-	-	-	-	-	-	-	-	-	-	(462,687)	-	-	(462,687)

Balance at March 31, 2022	500,000	$5,000	1	$-	85,030,026	$85,030	1,149,635	$1,149	$56,319,693	$-	$(60,398,419)	$1,086,604	$(46,477)	$(2,947,420)

	Preferred Stock						Common Stock					Accumulated
	Series A		Series B		Common Stock		Issuable		Additional			Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2022	500,000	$5,000	1	$-	220,350,921	$220,351	19,597,024	$19,597	$57,124,982	$(23,758)	$(61,557,893)	$1,234,549	$(46,477)	$(3,023,649)

Issuance of common stock for cash	-	-	-	-	14,336,712	14,337	-	-	10,374	23,758	-	-	-	48,469

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	264,492,661	264,493	-	-	192,446	-	-	-	-	456,939

Issuance of common stock for issuable shares	-	-	-	-	19,596,965	19,597	(19,596,965)	(19,597)	-	-	-	-	-	-

Issuance of common stock for exercise of warrants	-	-	-	-	1,250	1	1,250	1	99,998	-	-	-	-	100,000

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	158,399,208	158,399	-	-	(158,399)	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	133,646	-	-	-	-	133,646

Stock based compensation in connection with stock warrant grant	-	-	-	-	-	-	-	-	2,408	-	-	-	-	2,408

Warrant grant for settlement of accounts payable	-	-	-	-	-	-	-	-	5,551	-	-	-	-	5,551

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	126,396	-	126,396

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	389,235	-	(389,235)	-	-	-

Net loss for the three months ended September 30, 2022	-	-	-	-	-	-	-	-	-	-	(617,295)	-	-	(617,295)

Balance at September 30, 2022	500,000	5,000	1	-	677,177,717	677,178	1,309	1	57,800,241	-	(62,564,423)	1,360,945	(46,477)	(2,767,535)

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	380,506,070	380,506	-	-	(214,815)	-	-	-	-	165,691

Issuance of common stock for issuable shares	-	-	-	-	1,250	1	(1,250)	(1)	-	-	-	-	-	-

Issuance of common stock for exercise of warrants	-	-	-	-	2,500	3	-	-	99,997	-	-	-	-	100,000

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	33,599,832	33,600	-	-	(33,600)	-	-	-	-	-

Issuance of common stock for services	-	-	-	-	79,412,132	79,412	-	-	(22,601)	-	-	-	-	56,811

Issuance of common stock in connection with a note payable	-	-	-	-	75,000,000	75,000	-	-	(37,500)	-	-	-	-	37,500

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	85,346	-	-	-	-	85,346

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(107,812)	-	(107,812)

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	19,322	-	(19,322)	-	-	-

Net loss for the three months ended December 31, 2022	-	-	-	-	-	-	-	-	-	-	(485,418)	-	-	(485,418)

Balance at December 31, 2022	500,000	5,000	1	-	1,245,699,501	1,245,700	59	-	57,696,390	-	(63,069,163)	1,253,133	(46,477)	(2,915,417)

Issuance of common stock for conversion of convertible debt and accrued interest			-	-	-	-	1,375,598,285	1,375,598	-	-	(940,400)	-	-	435,198

Issuance of common stock for exercise of warrants	-	-	-	-	-		4,375	4	174,996	-	-	-	-	175,000

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	133,000	-	-	-	-	133,000

Retirement of Series A Preferred Stock	(500,000)	(5,000)	-	-	-	-	-	-	5,000	-	-	-	-	-

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	40,614	-	40,614

Net loss for the three months ended March 31, 2023	-	-	-	-	-	-	-	-	-	-	(809,809)	-	-	(809,809)

Balance at March 31, 2023	-	$-	1	$-	2,621,297,786	$2,621,298	4,434	$4	$57,068,986	$-	$(63,878,972)	$1,293,747	$(46,477)	$(2,941,414)

The accompanying unaudited condensed consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,912,522)	$(1,753,322)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	56,811	222,452
Foreign currency transaction gain	(3,210)	(40,631)
Depreciation expense	1,345	1,503
Amortization of debt discounts	138,014	24,942
Amortization of right-of-use assets	16,029	-
Change in fair value of derivative liabilities	110,859	2,392
Gain on extinguishment of debt, net	(32,186)	-
Gain from settlement of accounts payable	(17,499)	-
Stock option, stock warrants and restricted stock expense	2,408	62,154
Non-cash interest expense	-	2,250
Accretion of put premium	232,674	380,962
Changes in Assets and Liabilities:
GST receivable	(1,065)	2,120
Prepaid expenses and other assets	8,348	(8,405)
Accounts payable	27,953	(34,319)
Employee benefit liability	177,198	23,816
Accrued expenses and other payables	236,034	43,285
Accrued interest	46,347	45,495
Operating lease liability	(14,816)	-
NET CASH USED IN OPERATING ACTIVITIES	(927,278)	(1,025,306)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	590,250	641,500
Proceeds from the sale of common stock	24,711	-
Collection of subscription receivable	23,758	-
Proceeds from the exercise of warrants	375,000	475,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,013,719	1,116,500

Effect of exchange rate changes on cash	2,733	40,436

NET INCREASE IN CASH	89,174	131,630

CASH AT BEGINNING OF PERIOD	4,067	2,255
CASH AT END OF PERIOD	$93,241	$133,885

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$1,544	$1,485
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Common stock issued for offering cost applied against proceeds received	$-	$20,000
Reduction of put premium related to conversions of convertible notes	$351,992	$227,150
Conversion of convertible notes and accrued interest to common stock	$823,206	$414,630
Debt discounts related to derivative liability	$93,668	$-
Debt discounts related to common stock issued with a note payable	$37,500	$-
Warrant grant for settlement of accounts payable	$5,551	$-
Common stock issued for accrued services	$-	$448,440
Deemed dividend upon alternate cashless exercise of warrants	$408,557	$445,631

The accompanying unaudited condensed consolidated notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Nature of Operations

Propanc Biopharma, Inc. (the “Company,” “we,” “us” or “our”) is based in Camberwell, Victoria Australia. Since its inception, substantially all of the operations of the Company have been focused on the development of new cancer treatments targeting high-risk patients, particularly cancer survivors, who need a follow-up, non-toxic, long-term therapy designed to prevent the cancer from returning and spreading. The Company anticipates establishing global markets for its technologies. Our lead product candidate, which we refer to as PRP, is an enhanced pro-enzyme formulation designed to enhance the anti-cancer effects of multiple enzymes acting synergistically. It is currently in the preclinical phase of development.

The Company was originally formed in Melbourne, Victoria, Australia on October 15, 2007 as Propanc PTY LTD. On November 23, 2010, Propanc Health Group Corporation was incorporated in the State of Delaware, and in January 2011, to reorganize the Company, all of the outstanding shares of Propanc PTY LTD were acquired on a one-for-one basis by Propanc Health Group Corporation, with Propanc PTY LTD becoming a wholly-owned subsidiary of the Company.

On July 22, 2016, the Company formed another wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of March 31, 2023, there has been no activity within this entity.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to reflect the Company’s stage of operations and development better.

In July 2020, a world-first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 59 granted, allowed, or accepted patents and 17 patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

The Company hopes to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer by filing additional patent applications as it advances its lead product candidate, PRP, through various stages of development.

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our consolidated results of operations for the three and nine months ended March 31, 2023 and 2022 and cash flows for the three and nine months ended March 31, 2023 and 2022, and our consolidated financial position at March 31, 2023 have been made. The Company’s results of operations for the nine months ended March 31, 2023 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2023.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All intercompany balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive wholly-owned subsidiary through March 31, 2023.

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Foreign Currency Translation and Other Comprehensive Income (Loss)

The Company’s wholly-owned subsidiary’s functional currency is the Australian dollar (AUD). For financial reporting purposes, the Australian dollar has been translated into the Company’s reporting currency, which is the United States dollar ($) and/or (USD). Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statements of operations and comprehensive income (loss) as a component of other comprehensive income (loss). There have been no significant fluctuations in the exchange rate for the conversion of Australian dollars to USD after the balance sheet date.

Other Comprehensive Income (Loss) for all periods presented includes only foreign currency translation gains (losses).

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that the intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). Prior to July 1, 2020, the Company recorded the foreign currency transaction gains and losses from measuring the intercompany balances as a component of other income (expenses) titled foreign currency transaction gain (loss). As of March 31, 2023 and 2022, the Company recognized a cumulative exchange gain (loss) of approximately $556,000 and $15,600, respectively, on intercompany loans made by the parent to the subsidiary that have not been repaid as of March 31, 2023, which is included as component of accumulated other comprehensive income on the accompanying unaudited condensed consolidated balance sheet.

As of March 31, 2023 and June 30, 2022, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2023	June 30, 2022
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.6697	0.6915

Average exchange rate for the period
USD : AUD exchange rate	0.6794	0.7253

The change in Accumulated Other Comprehensive Income by component during the nine months ended March 31, 2023 was as follows:

Foreign Currency Items:
Balance, June 30, 2022	$1,234,549
Unrealized foreign currency translation gain	59,198
Ending balance, March 31, 2023	$1,293,747

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Also see Note 11 – Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of March 31, 2023 or June 30, 2022.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as it is in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through March 31, 2023 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

As of March 31, 2023, and June 30, 2022, the Company was owed $3,334 and $2,342, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Convertible Notes With Variable Conversion Options

The Company has entered into convertible notes, some of which contain variable conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into shares of the Company’s common stock, par value $0.001 per share (“common stock”) at a fixed discount to the price of the common stock at or around the time of conversion. The Company treats these convertible notes as stock settled debt under ASC 480, “Distinguishing Liabilities from Equity” and measures the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion and records the put premium as interest expense.

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the three months ended March 31, 2023 and 2022 were $66,020 and $50,395, respectively. Total research and development costs for the nine months ended March 31, 2023 and 2022 were $242,223 and $147,702, respectively. Research and development costs include allocations of salary among certain officers.

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

During each of the nine months ended March 31, 2023 and 2022, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $131,037 and $55,250, respectively, which is reflected as a tax benefit in the accompanying unaudited condensed consolidated statements of operations and comprehensive income (loss).

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations and relate to the presentation of accrued interest separately on the consolidated balance sheet, of which $57,822 was previously included in convertible notes, net of discounts and including premiums at June 30, 2022.

Basic and Diluted Net Loss Per Share of Common Stock

Basic net loss per share of common stock is computed by dividing the net loss by the weighted average number of common stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants, restricted stock units and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per-share amounts for all periods presented are identical. Each holder of the notes and warrants has agreed to a 4.99% beneficial ownership conversion limitation (subject to certain noteholders’ abilities to increase such limitation to 9.99% upon 60 days’ notice to the Company), and certain notes may not be converted during the certain specified time period from the date of issuance. The Company’s CEO holds Series B Preferred Stock that, when combined, confers upon him a majority vote, including regarding authorization of additional common shares and/or the authorization of a reverse split the stock as considered necessary. Such securities are considered dilutive securities, which were excluded from the computation since the effect is anti-dilutive.

	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Stock Options	59	59
Warrants with no designations	3,305,975	109,361
Series A Warrants as if converted at alternate cashless exercise prices	1,997,190,014	-
Series B Warrants	19,375	-
Series C Warrants as if converted at alternate cashless exercise prices *	8,874,955,625	-
Unvested restricted stock units	59	59
Convertible Debt	529,536,021	71,349,657
Total	11,405,007,128	71,459,136

*	Only convertible ratably upon exercise of Series B Warrants

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. The standard is effective for annual periods beginning after December 15, 2023 for smaller reporting companies, and interim periods within those reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those reporting periods. The Company is currently assessing the impact the new guidance will have on its condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the nine months ended March 31, 2023, the Company had no revenues, had a net loss of $1,912,522, and had net cash used in operations of $927,278. Additionally, As of March 31, 2023, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $2,963,642, $2,941,414, and $63,878,972, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issue date of this Quarterly Report.

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

In March 2020, the outbreak of COVID-19 (coronavirus) caused by a novel strain of the coronavirus was recognized as a pandemic by the World Health Organization, and the outbreak has become increasingly widespread in the United States, Europe and Australia, including in each of the areas in which the Company operates. The COVID-19 (coronavirus) outbreak has had a notable impact on general economic conditions, including but not limited to the temporary closures of many businesses, “shelter-in-place” and other governmental regulations, reduced business and consumer spending due to both job losses, reduced investing activity and M&A transactions, among many other effects attributable to the COVID-19 (coronavirus). While to date the Company has not been required to stop operating, management is evaluating its use of its office space, virtual meetings and the like.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2023 and June 30, 2022.

	March 31, 2023	June 30, 2022
	(Unaudited)
Office equipment at cost	$25,559	$28,623
Less: Accumulated depreciation	(24,925)	(26,600)

Total property, plant, and equipment	$634	$2,023

Depreciation expense for the three months ended March 31, 2023 and 2022 were $450 and $490, respectively. Depreciation expense for the nine months ended March 31, 2023 and 2022 were $1,345 and $1,503, respectively.

NOTE 4 – DUE TO FORMER DIRECTOR – RELATED PARTY

Due to former director – related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company, such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amounts owed to the former director at March 31, 2023 and June 30, 2022 were $29,777 and $30,746, respectively. The Company plans to repay the advances as its cash resources allow (see Note 9).

NOTE 5 – LOANS

Loan from Former Director – Related Party

Loans from the Company’s former director at March 31, 2023 and June 30, 2022 were $49,558 and $51,171, respectively. The loans bear no interest and are payable on demand. The Company did not repay any amount on this loan during the nine months ended March 31, 2023 and 2022, respectively (see Note 9).

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Loan Payable

Crown Bridge Securities Purchase Agreement

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC (“Crown Bridge”), pursuant to which Crown Bridge purchased a convertible promissory note from the Company (the “Crown Bridge Note”), which had a remaining principal balance of $65,280 as of March 31, 2023 (see Note 6). The maturity date of the Crown Bridge Note was October 3, 2020 and is currently past due. The Crown Bridge Note bore interest at a default interest rate of 15% per annum. In August 2022, the SEC filed a complaint against Crown Bridge due to its violation of Section 15(a)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Crown Bridge agreed to surrender all conversion rights in its currently held convertible notes, including the Crown Bridge Note. Consequently, as of March 31, 2023, the Company reclassified the remaining principal balance of $65,280 from a convertible note into a loan payable. Additionally, the Company recorded the remaining put premium of $43,520 into gain on extinguishment of debt during the nine months ended March 31, 2023. The total accrued interest from this loan amounted to $33,281 as of March 31, 2023.

Loan in default

The Crown Bridge Note is currently past due and in default, consisting of $65,280 principal and $30,866 accrued interest, which includes interest accruing at the default interest rate at 15%.

NOTE 6 – CONVERTIBLE NOTES

Convertible Notes Payable

The Company’s convertible notes outstanding at March 31, 2023 and June 30, 2022 were as follows:

	March 31, 2023	June 30, 2022
	(Unaudited)
Convertible notes and debenture	$473,361	$644,980
Unamortized discounts	(103,932)	(31,669)
Premium, net	150,289	313,127
Convertible notes, net	$519,718	$926,438

Coventry Enterprises, LLC Securities Purchase Agreement

On November 3, 2022, the Company entered into a Securities Purchase Agreement with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued Coventry a promissory note from the Company in the aggregate principal amount of $125,000, such principal and the interest thereon convertible into shares of the Company’s common stock following an event of default (the “Coventry Note”). The Coventry Note contains a $25,000 original issue discount. The Company used the net proceeds of $100,000 from the Coventry Note for general working capital purposes.

The Coventry Note bears interest at a rate of 10% per annum, with $12,500 in guaranteed interest. The principal amount and the guaranteed interest is due and payable in seven equal monthly payments of $19,643, commencing on March 24, 2023 and continuing on the 24th day of each month thereafter until paid in full not later than October 24, 2023, or such earlier date as the Coventry Note is required or permitted to be repaid and to pay such other interest to Coventry on the aggregate unconverted and then-outstanding principal amount of the Coventry Note in accordance with the provisions thereof. Any or all of the principal amount and guaranteed interest may be pre-paid at any time and from time to time, in each case without penalty or premium.

Additionally, in the event that the Company files with the SEC a qualified offering statement on Form 1-A and such note has been outstanding for four months since its issuance, Coventry has the right to convert all or portion of such note, including guaranteed interest, into shares of common stock at the offering price used in connection with such offering.

At any time following an event of default under the Coventry Note, it becomes convertible, in whole or in part, into shares of Common Stock at the option of Coventry, at any time and from time to time thereafter (subject to the beneficial ownership limitations set forth therein). The conversion price of the Coventry Note is ninety percent (90%) per share of the lowest per-share VWAP during the twenty (20) trading-day period before the conversion (each, a “Calculated Conversion Price”). In the event that, within 30 calendar days either before or after any conversion, the conversion price of which is based upon a Calculated Conversion Price, the Company consummates (in whole or in part) any financing (whether such financing is equity, equity-equivalent, or debt or any combination thereof) or for any other reason issues any shares of common stock or any common stock equivalents at a price less than the most recent Calculated Conversion Price (the “Alternative Conversion Price”), regardless of when that note or instrument was originated, then, at the option of Coventry, (i) if the conversion has not yet occurred, then the Alternative Conversion Price will be substituted for the Calculated Conversion Price and (ii) if the conversion has occurred, then, within two trading days following Coventry’s written request, the Company is required to issue to Coventry that number of shares of Common Stock equivalent to the difference between the number of shares of Common Stock that had been issued using the Calculated Conversion Price and the number of shares of Common Stock that would have been issued using the Alternative Conversion Price. Accordingly, the Coventry note is treated as stock settled debt under ASC 480 and the Company recorded a total of $13,889 put premium during the nine months ended March 31, 2023.

Upon the occurrence and during the continuation of certain events of default, interest on the Coventry Note accrues at a default interest rate equal to the lesser of (i) 18% per annum or (ii) the maximum rate permitted by law. Subject to the beneficial ownership limitation in the Coventry Note, if any event of default occurs, then the outstanding principal amount guaranteed interest plus accrued but unpaid default rate interest, liquidated damages and other amounts owing on the Coventry Note through the date of acceleration becomes immediately due and payable at Coventry’s option, in cash or in shares of common stock at the mandatory default amount, which is equal to 120% of all such amounts due on the Coventry Note. If the Company fails to deliver to Coventry such shares, the Company is required to pay in cash an amount equal to the amount that the value of such shares exceeds the principal amount and interest of the attempted conversion.

As an additional inducement to Coventry entering into such agreement, the Company issued to Coventry 75,000,000 shares of common stock on the issuance date of the Coventry Note, which was valued using the relative fair value method at $37,500 and recognized as debt discount to be amortized over the term of such note.

The Company failed to make the first installment payment due in March 2023 which is considered an event of default. Additional money owed to Coventry due to default is considered de minimis as of March 31, 2023.

The total principal amount outstanding under the Coventry Note was $125,000 and accrued interest of $5,103 as of March 31, 2023.

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Convertible Note Issued with Consulting Agreement

August 10, 2017 Consulting Agreement

On August 10, 2017, the Company entered into a consulting agreement, retroactive to May 16, 2017, with a certain consultant, pursuant to which the consultant agreed to provide certain consulting and business advisory services in exchange for a $310,000 junior subordinated convertible note. The maturity date of the August 10, 2017 convertible note was August 10, 2019 and was past due (see Note 8). The note accrued interest at a rate of 10% per annum and was convertible into shares of common stock at the lesser of $750 per share or 65% of the three lowest trades in the ten trading days prior to the conversion. The August 10, 2017 convertible note was fully earned upon signing the consulting agreement and matured on August 10, 2019. The Company accrued $155,000 related to this expense at June 30, 2017 and recorded the remaining $155,000 related to this expense in fiscal year 2018. Upon an event of default, principal and accrued interest immediately became due and payable under the note. Additionally, upon an event of default, at the election of the holder, the note would accrue interest at a default interest rate of 18% per annum or the highest rate of interest permitted by law. The consulting agreement had a three-month term and expired on August 16, 2017. An aggregate total of $578,212 of the August 10, 2017 convertible note was bifurcated with the embedded conversion option recorded as a derivative liability at fair value. During the year ended June 30, 2018, the consultant converted $140,000 of principal and $10,764 of interest. During the year ended June 30, 2019, the consultant converted an additional $161,000 of principal and $19,418 of interest leaving a principal balance owed of $9,000 at June 30, 2019. During the year ended June 30, 2020, the consultant converted an additional $500 of principal and $5,248 of interest, such that the remaining principal outstanding and accrued interest under the August 10, 2017 convertible note as of June 30, 2020 was $8,500 and $22,168, respectively.

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

The total principal and accrued interest outstanding under the August 10, 2017 Convertible Note was $0 as of March 31, 2023 following conversion of $79,000 of principal and $9,543 accrued interest during the nine months ended March 31, 2023 (see Note 7).

Crown Bridge Securities Purchase Agreements

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge, pursuant to which Crown Bridge purchased the Crown Bridge Note from the Company in the aggregate principal amount of $108,000, such principal and the interest thereon convertible into shares of common stock at the option of Crown Bridge any time after issuance of such note. Pursuant to the terms of such securities purchase agreement, Crown Bridge deducted $3,000 from the principal payment due under the Crown Bridge Note, at the time of closing, to be applied to its legal expenses, and there was a $5,000 original issuance discount resulting in $100,000 net proceeds to the Company. The Company used the net proceeds from the Crown Bridge Note for general working capital purposes. The maturity date of the Crown Bridge Note was October 3, 2020 and is currently past due. The Crown Bridge Note bore interest at a default interest rate of 15% per annum.

Additionally, Crown Bridge had the option to convert all or any amount of the Crown Bridge Note at any time after issuance until the later of such note’s maturity date or the date on which the default amount was paid if an event of default occurs, which would be between 110% and 150% of the then outstanding principal amount of the Crown Bridge Note plus any interest accrued, for shares of the common stock at the then-applicable conversion price.

The conversion price of the Crown Bridge Note was equal to 60% (representing a 40% discount) of the lowest closing bid price of the common stock for the ten trading days immediately prior to the delivery of a notice of conversion under such note, including the day upon which such notice was received. subject to 4.99% or 9.99% beneficial ownership limitations. The Crown Bridge Note was treated as stock settled debt under ASC 480 and accordingly the Company recorded a $72,000 put premium.

The Crown Bridge Note contained certain events of default, upon which principal and accrued interest would become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal accrued at a default interest rate of 15% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The total principal amount outstanding under the Crown Bridge Note was $65,280 and accrued interest of $7,232 as of as of June 30, 2020 following conversion of $42,720 of the principal balance during the year ended June 30, 2020. Accordingly, $28,480 of the put premium was released in respect of the October 3, 2019 Crown Bridge Note during the year ended June 30, 2020 following partial conversion of the principal balance.

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

The total principal amount outstanding under the Crown Bridge Note was $65,280 and accrued interest of $25,930 as of June 30, 2022.

In August 2022, the SEC filed a complaint against Crown Bridge due to its violation of Section 15(a)(1) of the Exchange Act. Crown Bridge agreed to surrender all conversion rights in its currently held convertible notes, including the Crown Bridge Note. Consequently, as of March 31, 2023, the Company reclassified the remaining principal balance of $65,280 from a convertible note into a loan payable (see Note 5). Additionally, the Company recorded the remaining put premium of $43,520 into gain on extinguishment of debt during the nine months ended March 31, 2023. Therefore, the total principal amount outstanding under such agreement with Crown Bridge was $0 after the reclassification of principal to loan payable as of March 31, 2023 (see Note 5).

1800 Diagonal Lending (formerly known as Sixth Street Lending LLC) Securities Purchase Agreements

October 21, 2021 Securities Purchase Agreement

Effective October 21, 2021, the Company entered into a securities purchase agreement with Sixth Street Lending LLC (“Sixth Street”), pursuant to which Sixth Street purchased a convertible promissory note (the “October 21, 2021 Sixth Street Note”) from the Company in the aggregate principal amount of $63,750, such principal and the interest thereon convertible into shares of common stock at the option of Sixth Street any time after the six-month anniversary of the October 21, 2021 Sixth Street Note. The October 21, 2021 Sixth Street Note contained debt issue costs of $3,750. The Company used the net proceeds from the October 21, 2021 Sixth Street Note for general working capital purposes. The maturity date of the October 21, 2021 Sixth Street Note was October 21, 2022. The October 21, 2021 Sixth Street Note bore interest at a rate of 8% per annum, which interest was payable in shares of common stock; but was not payable until the maturity date or upon acceleration or by prepayment of such note.

November 26, 2021 Securities Purchase Agreement

Effective November 26, 2021, the Company entered into a securities purchase agreement with Sixth Street, pursuant to which Sixth Street purchased a convertible promissory note (the “November 26, 2021 Sixth Street Note”) from the Company in the aggregate principal amount of $53,750, such principal and the interest thereon convertible into shares of common stock at the option of Sixth Street any time after the six-month anniversary of the November 26, 2021 Sixth Street Note. The November 26, 2021 Sixth Street Note contained debt issue costs of $3,750. The Company used the net proceeds from the November 26, 2021 Sixth Street Note for general working capital purposes. The maturity date of the November 26, 2021 Sixth Street Note was November 26, 2022. The November 26, 2021 Sixth Street Note bore interest at a rate of 8% per annum, which interest was payable in shares of common stock; but was not payable until the maturity date or upon acceleration or by prepayment of such note.

January 4, 2022 Securities Purchase Agreement

Effective January 4, 2022, the Company entered into a securities purchase agreement with Sixth Street, pursuant to which Sixth Street purchased a convertible promissory note (the “January 4, 2022 Sixth Street Note”) from the Company in the aggregate principal amount of $63,750, such principal and the interest thereon convertible into shares of common stock at the option of Sixth Street any time after the six-month anniversary of the January 4, 2022 Sixth Street Note. The January 4, 2022 Sixth Street Note contained debt issue costs of $3,750. The Company used the net proceeds from the January 4, 2022 Sixth Street Note for general working capital purposes. The maturity date of the January 4, 2022 Sixth Street Note was January 4, 2023. The January 4, 2022 Sixth Street Note bore interest at a rate of 8% per annum, which interest was payable in shares of common stock; but was not payable until the maturity date or upon acceleration or by prepayment of such note (see conversions below).

March 7, 2022 Securities Purchase Agreement

Effective March 7, 2022, the Company entered into a securities purchase agreement with Sixth Street, pursuant to which Sixth Street purchased a convertible promissory note (the “March 7, 2022 Sixth Street Note”) from the Company in the aggregate principal amount of $68,750, such principal and the interest thereon convertible into shares of common stock at the option of Sixth Street any time after the six-month anniversary of the March 7, 2022 Sixth Street Note. The March 7, 2022 Sixth Street Note contained debt issue costs of $3,750. The Company used the net proceeds from the March 7, 2022 Sixth Street Note for general working capital purposes. The maturity date of the March 7, 2022 Sixth Street Note was March 7, 2023. The March 7, 2022 Sixth Street Note bore interest at a rate of 8% per annum, which interest was payable in shares of common stock; but was not payable until the maturity date or upon acceleration or by prepayment of such note (see conversions below).

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

April 12, 2022 Securities Purchase Agreement

Effective April 12, 2022, the Company entered into a securities purchase agreement with Sixth Street, pursuant to which Sixth Street purchased a convertible promissory note (the “April 12, 2022 Sixth Street Note”) from the Company in the aggregate principal amount of $68,750, such principal and the interest thereon convertible into shares of common stock at the option of Sixth Street any time after the six-month anniversary of the April 12, 2022 Sixth Street Note. The April 12, 2022 Sixth Street Note contained debt issue costs of $3,750. The Company used the net proceeds from the April 12, 2022 Sixth Street Note for general working capital purposes. The maturity date of the April 12, 2022 Sixth Street Note was April 12, 2023. The April 12, 2022 Sixth Street Note bore interest at a rate of 8% per annum, which interest was payable in shares of common stock; but was not payable until the maturity date or upon acceleration or by prepayment of such note.

May 12, 2022 Securities Purchase Agreement

Effective May 12, 2022, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC (“1800 Diagonal”), pursuant to which 1800 Diagonal purchased a convertible promissory note (the “May 12, 2022 1800 Diagonal Note”) from the Company in the aggregate principal amount of $63,750, such principal and the interest thereon convertible into shares of common stock at the option of 1800 Diagonal any time after the six-month anniversary of the May 12, 2022 1800 Diagonal Note. The May 12, 2022 1800 Diagonal Note contained debt issue costs of $3,750. The Company used the net proceeds from the May 12, 2022 1800 Diagonal Note for general working capital purposes. The maturity date of the May 12, 2022 1800 Diagonal Note is May 12, 2023. The May 12, 2022 1800 Diagonal Note bore interest at a rate of 8% per annum, which interest is payable in shares of the common stock; but is not payable until the maturity date or upon acceleration or by prepayment of such note.

June 30, 2022 Securities Purchase Agreement

On June 30, 2022, the Company entered into a securities purchase agreement with 1800 Diagonal, which closed on July 11, 2022, pursuant to which 1800 Diagonal purchased a convertible promissory note (the “July 11, 2022 1800 Diagonal Note”) from the Company in the aggregate principal amount of $105,000, such principal and the interest thereon convertible into shares of common stock at the option of 1800 Diagonal any time after 180 days of the July 11, 2022 1800 Diagonal Note. The July 11, 2022 1800 Diagonal Note contained debt issue cost of $3,750. The Company used the net proceeds from the July 11, 2022 1800 Diagonal Note for general working capital purposes. The maturity date of the July 11, 2022 1800 Diagonal Note was June 30, 2023. The 1800 Diagonal Note bore interest at a rate of 8% per annum, which interest was payable in shares of common stock; but was not payable until the maturity date or upon acceleration or by prepayment of such note.

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

The conversion price for the above 1800 Diagonal notes is equal to 65% (representing a 35% discount) of the market price of the common stock, which is based on the average of the lowest three trading prices of the common stock for the ten trading days immediately prior to the delivery of a notice of conversion of such note. Notwithstanding the foregoing, such conversions are subject to 9.99% beneficial ownership limitations. All of the above 1800 Diagonal notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $262,500 put premium, of which $56,538 was recorded during the nine months ended March 31, 2023.

The above 1800 Diagonal notes contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal accrues at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

Such events of default include, among others, failure to timely issue shares upon receipt of a notice of conversion, breach of covenants, representations or warranties, insolvency, bankruptcy and liquidation (subject to cure periods), failure by the Company to pay the principal and interest due under such note, failure to reserve at least five times the number of shares issuable upon full conversion of such note, failure to maintain the listing of the common stock on at least one of the OTC markets or a national exchange, restatement of the Company’s financial statements at any time after 180 days after the issuance date of such note if such restatement would reasonably constitute a material adverse effect on 1800 Diagonal, the Company’s failure to comply with Exchange Act reporting requirements or the Company ceases to be subject to such reporting requirements.

Failure to deliver shares of common stock upon conversion of the above 1800 Diagonal notes within three business days of a notice of conversion will result in the Company paying a penalty of $1,000 per day, subject to certain exceptions.

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Upon certain events of default, the above 1800 Diagonal notes will become immediately due and payable and the Company must pay 1800 Diagonal 150% of the then-outstanding principal amount of the above 1800 Diagonal notes, plus any interest accrued upon such event of default or prior events of default (the “Default Amount”). Further, upon any event of default relating to the failure to issue shares of common stock upon the conversion of such notes, such notes become immediately due and payable in an amount equal to twice the Default Amount.

The total principal amount outstanding under the above 1800 Diagonal notes was $265,000 and accrued interest of $6,081 as of June 30, 2022 following conversion of $117,500 of the principal balance and $4,700 accrued interest during the year ended June 30, 2022. Accordingly, $63,269 of the put premium was released to additional paid in capital in respect to the purchase agreements with 1800 Diagonal during the year ended June 30, 2022 following conversion of the principal balance.

The total principal amount outstanding and accrued interest under the above 1800 Diagonal notes was $0 as of March 31, 2023 following conversion of $370,000 of the principal balance and $14,800 accrued interest during the nine months ended March 31, 2023. Accordingly, $199,230 of the put premium was released to additional paid in capital in respect of such purchase agreements with 1800 Diagonal during the nine months ended March 31, 2023 following conversion of the principal balance (see Note 7).

ONE44 Capital Securities Purchase Agreements

December 7, 2021 Securities Purchase Agreement

Effective December 7, 2021, the Company entered into a securities purchase agreement with ONE44 Capital LLC (“ONE44”), pursuant to which ONE44 purchased a convertible promissory note (the “December 7, 2021 ONE44 Note”) from the Company in the aggregate principal amount of $170,000, such principal and the interest thereon convertible into shares of common stock at the option of ONE44 any time after the six-month anniversary of the December 7, 2021 ONE44 Note. The December 7, 2021 ONE44 Note contained an original discount and debt issue cost for a total of $25,500. The Company used the net proceeds from the December 7, 2021 ONE44 Note for general working capital purposes. The maturity date of the December 7, 2021 ONE44 Note was December 7, 2022. The December 7, 2021 ONE44 Note bore interest at a rate of 10% per annum, which interest was payable in shares of common stock; but was not payable until the maturity date or upon acceleration or by prepayment of such note.

March 29, 2022 Securities Purchase Agreement

Effective March 29, 2022, the Company entered into a securities purchase agreement with ONE44, pursuant to which ONE44 purchased a convertible promissory note (the “March 29, 2022 ONE44 Note”) from the Company in the aggregate principal amount of $120,000, such principal and the interest thereon convertible into shares of common stock at the option of ONE44 any time after the six-month anniversary of the March 29, 2022 ONE44 Note. The March 29, 2022 ONE44 Note contained an original discount and debt issue cost for a total of $18,000. The Company used the net proceeds from the March 29, 2022 ONE44 Note for general working capital purposes. The maturity date of the March 29, 2022 ONE44 Note was March 29, 2023. The March 29, 2022 ONE44 Note bore interest at a rate of 10% per annum, which interest was payable in shares of common stock; but was not payable until the maturity date or upon acceleration or by prepayment of such note.

August 15, 2022 Securities Purchase Agreement

On August 15, 2022, the Company entered into a securities purchase agreement with ONE44, pursuant to which ONE44 purchased a convertible redeemable note (the “August 15, 2022 ONE44 Note”) from the Company in the aggregate principal amount of $110,000, such principal and the interest thereon convertible into shares of the common stock at the option of ONE44 any time after the six-month anniversary of the August 15, 2022 ONE44 Note. The transaction contemplated by such purchase agreement closed on August 16, 2022. The August 15, 2022 One44 Note contains an original issue discount amount of $10,000. Pursuant to the terms of such purchase agreement, the Company paid $5,500 for ONE44’s legal fees. The Company used the net proceeds from the August 15, 2022 ONE44 Note for general working capital purposes. The maturity date of the August 15, 2022 One44 Note is August 15, 2023. The August 15, 2022 ONE44 Note bears interest at a rate of 10% per annum, which is payable in shares of common stock, but is not payable until the maturity date or upon acceleration or by prepayment of such note.

February 14, 2023 Securities Purchase Agreement

On February 14, 2023, the Company entered into a securities purchase agreement with ONE44, pursuant to which ONE44 purchased a convertible redeemable note (the “February 14, 2023 ONE44 Note”) from the Company in the aggregate principal amount of $111,111, such principal and the interest thereon convertible into shares of the common stock at the option of ONE44 any time after the six-month anniversary of the February 14, 2023 ONE44 Note. The transaction contemplated by such purchase agreement closed on February 14, 2023. The February 14, 2023 One44 Note contains an original issue discount amount of $11,111. Pursuant to the terms of such purchase agreement, the Company paid $5,500 for ONE44’s legal fees. The Company intends used the net proceeds from the February 14, 2023 ONE44 Note for general working capital purposes. The maturity date of the February 14, 2023 One44 Note is February 14, 2024. The February 14, 2023 ONE44 Note bears interest at a rate of 10% per annum, which interest is payable in shares of common stock, but is not payable until the maturity date or upon acceleration or by prepayment of such note.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The conversion price for the above ONE44 notes ranges from 60% to 65% (representing a 35% to 40% discount) of the market price of the common stock, which is based on the lowest closing bid prices of the common stock for the ten trading days immediately prior to the delivery of a notice of conversion. Notwithstanding the foregoing, such notes are subject to 4.99% beneficial ownership limitations. All of the above ONE44 notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $289,459 put premium of which $133,305 was recorded during the nine months ended March 31, 2023.

The above ONE44 notes contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. In the event that the Company fails to deliver to ONE44 shares of common stock issuable upon conversion of principal or interest under a ONE44 note, it will incur a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty increases to $500 per day beginning on the 10th day. In the event that the Company loses the bid price of its common stock on OTC, such ONE44 note does not incur penalty and instead the outstanding principal amount increases by 20%.

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

The total principal amount outstanding under the above ONE44 notes was $173,111 and accrued interest of $5,213 as of March 31, 2023, following conversion of $283,700 of the principal balance and $20,218 accrued interest during the nine months ended March 31, 2023. Accordingly, $152,761 of the put premium was released to additional paid in capital in respect to the purchase agreements with ONE44 during the nine months ended March 31, 2023 following conversion of the principal balance (see Note 7).

GS Capital Partners Securities Purchase Agreements

August 12, 2022 Securities Purchase Agreement

On August 12, 2022, the Company entered into a securities purchase agreement (the “GS Capital Purchase Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which GS Capital purchased a convertible redeemable note (the “GS Capital Note”) from the Company in the aggregate principal amount of $93,000, such principal and the interest thereon convertible into shares of common stock at the option of GS Capital. The transaction contemplated by the GS Capital Purchase Agreement closed on August 16, 2022. The GS Capital Note contains a $5,000 original issue discount. Pursuant to the terms of the GS Purchase Agreement, the Company paid $3,000 for GS Capital’s legal fees. The Company used the net proceeds ($85,000) from the GS Capital Note for general working capital purposes.

The maturity date of the GS Capital Note was April 12, 2023, but was extended to August 12, 2023 in April 2023. The GS Capital Note bears interest at a rate of 8% per annum, which interest is payable in shares of common stock, but is not payable until the maturity date or upon acceleration or by prepayment of such note. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital by surrendering the same. GS Capital is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Capital Note then outstanding into shares of common stock at a price per share equal to $0.0028 per share (the “Fixed Price”). However, in the event the common stock trades below $0.002 per share for more than five consecutive trading days, then the Fixed Price becomes $0.0013 per share. In the event of default, such conversion price equals 65% of the lowest trading price of the common stock reported on the OTC Markets or other exchange for the ten prior trading days, including the day upon which a notice of conversion is received by the Company. The GS Capital Note is subject to a 4.99% beneficial ownership limitation.

Additionally, such conversion price will be adjusted if the Company issues securities with more favorable conversion terms. Currently, the effective conversion price of this note is 60% (representing a 40% discount) of the market price, which means the lowest closing bid prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion.

September 21, 2022 Securities Purchase Agreement

On September 21, 2022, the Company entered into a securities purchase agreement with GS Capital, pursuant to which GS Capital purchased a convertible redeemable note from the Company in the aggregate principal amount of $71,500, such principal and the interest thereon convertible into shares of common stock at the option of GS Capital. The transaction contemplated by such purchase agreement closed on September 26, 2022. Such note contains a $4,000 original issue discount. Pursuant to the terms of such purchase agreement, the Company paid $2,500 for GS Capital’s legal fees. The Company used the net proceeds ($65,000) from such note for general working capital purposes.

The maturity date of such note is March 21, 2023 but was extended to March 21, 2024 in April 2023. Such note bears interest at a rate of 8% per annum, which interest is payable in shares of common stock, but is not payable until the maturity date or upon acceleration or by prepayment of such note. Such note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. GS Capital is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Capital Note then outstanding into shares of common stock at a price per share equal to $0.002 (the “September Fixed Price”). However, in the event the common stock trades below $0.0014 per share for more than five consecutive trading days, then the September Fixed Price becomes $0.0009 per share. In the event of default under such note, such conversion price becomes 65% of the lowest trading price of the common stock as reported on the OTC Markets or other exchange for the ten prior trading days, including the day upon which a notice of conversion is received by the Company. Such note is subject to 4.99% beneficial ownership limitations.

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Additionally, the conversion price will be adjusted in favor of the note holder if the Company issues securities with more favorable conversion terms. Currently, the effective conversion price of this note is 60% (representing a 40% discount) of the market price, which means the lowest closing bid prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion.

During the first 60 to 180 days following the date of the above GS Capital notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the above notes issued to GS Capital, together with any other amounts that the Company may owe GS Capital under the terms of the notes, at a premium ranging from 110% to 125% of the principal amount and interest of such note. After this initial 180-day period, the Company does not have a right to prepay such notes.

Upon the occurrence and during the continuation of certain events of default, interest accrues at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. In the event that the Company fails to deliver to GS Capital shares of common stock issuable upon conversion of principal or interest under the above GS Capital notes, the penalty becomes $250 per day for each day that the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty increases to $500 per day beginning on the 10th day. In the event that the Company loses the bid price of its common stock on OTC, such GS Capital note does not incur penalty and instead the outstanding principal amount increases by 20%.

The total principal outstanding and accrued interest under the above GS Capital notes were $121,500 and $4,885, respectively, as of March 31, 2023, following conversion of $43,000 of the principal balance and $2,945 accrued interest during the nine months ended March 31, 2023. An aggregate total of $121,500 of the above GS Capital notes were bifurcated with the embedded conversion option which were recorded as derivative liabilities at fair value (see Note 11).

Red Road Holdings Securities Purchase Agreement

On October 6, 2022, the Company entered into a securities purchase agreement (the “Red Road Purchase Agreement”) with Red Road Holdings Corporation, a Virginia corporation (“Red Road”), pursuant to which Red Road purchased a convertible promissory note (the “Red Road Note”) from the Company in the aggregate principal amount of $53,750, such principal and the interest thereon convertible into shares of common stock at the option of Red Road. The transaction contemplated by the Red Road Purchase Agreement closed on October 12, 2022. The Company used the net proceeds ($50,000) from the Red Road Note for general working capital purposes. The maturity date of the Note is October 6, 2023. The Red Road Note bears interest at a rate of 8% per annum, which interest is payable in shares of common stock, but is not payable until the maturity date or upon acceleration or by prepayment of the Red Road Note, as described below. In addition, upon an event of default, interest on the outstanding principal accrues at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. Red Road has the option to convert all or any amount of the principal face amount of the Red Road Note, beginning one hundred eighty (180) days following the date of the Red Road Note and ending on the later of: (i) the maturity date of such note and (ii) the date of payment of the Default Amount (as defined in the Red Road Note), each in respect of the remaining outstanding amount of the Red Road Note, to convert all or any part of the outstanding and unpaid amount of the Note into common stock at the then-applicable conversion price. Pursuant to the terms of the Red Road Purchase Agreement, the Company paid Red Road’s legal fees and due diligence expenses in the aggregate amount of $3,750 which was recorded as a debt discount.

The conversion price for the Red Road Note is equal to the Variable Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events), which is defined as 65% of the Market Price (representing a discount rate of 35%) which is defined as the average of the lowest three (3) Trading Prices (as defined in the Red Road Note) for the common stock during the ten (10) trading days prior to the conversion date. The Red Road Note is subject to 4.99% beneficial ownership limitations and is treated as stock settled debt under ASC 480, and accordingly the Company recorded a total of $28,942 put premium.

The Red Road Note may be prepaid until 180 days from its issuance date, subject to the following: if prepaid within 60 days of the issuance date, the prepayment premium is 110% of the face amount of such note plus any accrued interest, if prepaid after 60 days but less than 91 days from the issuance date, then the prepayment premium is 115% of the face amount plus any accrued interest of such note., if prepaid after 90 days but less than 121 days from the issuance date, then the prepayment premium is 120% of the face amount plus any accrued interest of such note, if prepaid after 120 days but less than 151 days from the issuance date, then the prepayment premium shall be 125% of the face amount plus any accrued interest of such note, and if prepaid after 150 days but less than 181 days from the issuance date, then the prepayment premium shall be 129% of the face amount plus any accrued interest of such note.

In the event that the Company fails to deliver to Red Road shares of common stock upon conversion of the Red Road Note within three business days of a notice of conversion by Red Road, the Company incurs a penalty of $1,000 per day. Upon the occurrence and during the continuation of certain events of default, the Red Road Note will become immediately due and payable and the Company will pay Red Road in full satisfaction of its obligations in the Note an amount equal to 150% of the outstanding principal amount of the Red Road Note plus any interest accrued upon such event of default or prior events of default.

The total principal amount outstanding under the above Red Road Note was $53,750 and accrued interest of $2,073 as of March 31, 2023.

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Amortization of debt discounts

The Company recorded $210,278 and $66,000 of debt discounts related to the above note issuances during the nine months ended March 31, 2023 and 2022, respectively. The Company recorded $232,674 and $380,961 of put premiums related to the above note issuances during the nine months ended March 31, 2023 and 2022, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the three months ended March 31, 2023 and 2022 was $54,111 and $13,647, respectively. Amortization of all debt discounts for the nine months ended March 31, 2023 and 2022 was $138,014 and $24,942, respectively.

The Company reclassified $351,992 and $227,150 in put premiums to additional paid in capital following conversions during the nine months ended March 31, 2023 and 2022, respectively.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Increase in Authorized Shares of Common Stock and Reverse Stock Split

On May 18, 2022, the board of directors of the Company approved and authorized, and the holders of a majority-in-interest of the Company’s voting capital stock approved by written consent for the Company to file a certificate of amendment to its certificate of incorporation, as amended (the “Certificate of Incorporation”), which increased the Company’s authorized capital stock. Such certificate of amendment increased the number of authorized shares of common stock from 1,000,000,000 to 3,000,000,000 shares. The number of authorized shares of preferred stock remained at 1,500,005 shares, such that the total number of authorized shares of capital stock increased to 3,001,500,005 shares. Such certificate of amendment was filed and became effective on July 6, 2022.

On September 21, 2022, the board of directors of the Company approved and authorized, and the holders of a majority-in-interest of the Company’s voting capital stock approved by written consent for the Company to file a certificate of amendment to its Certificate of Incorporation, which increased the Company’s authorized capital stock. The Certificate increased the number of authorized shares of common stock from 3,000,000,000 to 10,000,000,000 shares. The number of authorized shares of preferred stock remained at 1,500,005, such that the total number of shares of authorized capital stock increased to 10,001,500,005 shares. Such certificate of amendment was filed and became effective on November 4, 2022.

Preferred Stock

The total number of shares of preferred stock that the Company is authorized to issue is 1,500,005, $0.01 par value per share. These preferred shares have no rights to dividends, profit sharing or liquidation preferences, subject to any such rights provided for such shares in any certificate of designation filed by the Company with the State of Delaware.

Of the total preferred shares authorized, 500,000 had been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation for the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on December 9, 2014. James Nathanielsz, the Company’s Chief Executive Officer and Chief Financial Officer and a director, beneficially owned all of the outstanding shares of Series A Preferred Stock indirectly through North Horizon Pty Ltd., which entitled him, as a holder of Series A Preferred Stock, to vote on all matters submitted or required to be submitted to a vote of the Company’s stockholders, except election and removal of directors, and each share of Series A Preferred Stock entitled him to 0.001 votes per share of Series A Preferred Stock or a total of 500 votes. North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. Nathanielsz had voting and investment power over these shares.

On March 15, 2023, the Company filed a certificate with the Secretary of State of Delaware (the “Certificate of Retirement”), effecting the retirement and cancellation of the Series A Preferred Stock to eliminate such Series A Preferred Stock. No shares of Series A Preferred Stock are currently outstanding as they were redeemed by the Company in March 2023. There were none and 500,000 shares of Series A Preferred Stock issued and outstanding as of March 31, 2023 and June 30, 2022, respectively.

Pursuant to a certificate of designation filed with the Secretary of State of the State of Delaware on June 16, 2015, five shares of preferred stock have been designated as Series B Preferred Stock, par value $0.01 per share, of the Company (“Series B Preferred Stock”). Each holder of shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of March 31, 2023 and June 30, 2022. Mr. Nathanielsz directly beneficially owns such one share of Series B Preferred Stock.

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued during the nine months ended March 31, 2023 and fiscal year 2022.

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Common Stock:

Shares issued for Common Stock Purchase Agreement

Dutchess Capital Growth Fund LP

On November 30, 2021, the Company entered into a Common Stock Purchase Agreement (the “Dutchess Purchase Agreement”) with Dutchess Capital Growth Fund LP, a Delaware limited partnership (“Dutchess”), providing for an equity financing facility (the “Dutchess Equity Line”). The Dutchess Purchase Agreement provides that, upon the terms and subject to the conditions in the Dutchess Purchase Agreement, Dutchess is committed to purchase up to Five Million Dollars ($5,000,000) of shares of common stock over the 36-month term of the Dutchess Purchase Agreement.

Under the terms of the Dutchess Purchase Agreement, Dutchess will not be obligated to purchase shares of common stock unless and until certain conditions are met, including but not limited to a Registration Statement on Form S-1 becoming effective, which registers Dutchess’ resale of any common stock purchased by Dutchess under the Dutchess Equity Line. From time to time over the 36-month term of the Dutchess Purchase Agreement, commencing on the trading day immediately following the date on which such registration statement becomes effective, the Company, in its sole discretion, may provide Dutchess with a draw down notice (each, a “Dutchess Draw Down Notice”), to purchase a specified number of shares of common stock (each, a “Dutchess Draw Down Amount Requested”), subject to the limitations discussed below. The actual amount of proceeds the Company will receive pursuant to each Dutchess Draw Down Notice (each, a “Dutchess Draw Down Amount”) is to be determined by multiplying the Dutchess Draw Down Amount Requested by the applicable purchase price. The purchase price of each share of common stock equals 92% of the lowest trading price of the common stock during the five (5) business days prior to the date on which Dutchess holds the Dutchess Draw Down Amount in its brokerage account and is eligible to trade the shares.

The maximum number of shares of common stock requested to be purchased pursuant to any single Dutchess Draw Down Notice cannot exceed the lesser of (i) 300% of the average daily share volume of the common stock in the five trading days immediately preceding the Dutchess Draw Down Notice or (ii) $250,000.

On July 13, 2022, the Company issued 14,336,712 shares of its common stock at an average price per share of approximately $0.002, as a result of delivering one Dutchess Draw Down Notice to Dutchess. Consequently, the Company received gross aggregate proceeds of $24,711 from such Dutchess Draw Down Notice. The Company received $23,758 of a previously recorded subscription receivable during the nine months ended March 31, 2023.

Coventry Enterprises, LLC

On November 3, 2022, the Company entered into a Common Stock Purchase Agreement (the “Coventry Purchase Agreement”) with Coventry providing for an equity financing facility (the “Coventry Equity Line”). The Purchase Agreement provides that, upon the terms and subject to the conditions in the Purchase Agreement, Coventry is committed to purchase up to Five Million Dollars ($5,000,000) of shares of common stock over the 36 month term of the Purchase Agreement.

Under the terms of the Coventry Purchase Agreement, Coventry will not be obligated to purchase shares of common stock unless and until certain conditions are met, including but not limited to a registration statement on Form S-1 becoming effective which registers Coventry’s resale of any common stock purchased by Coventry under the Coventry Equity Line. From time to time over the 36-month term of the Coventry Purchase Agreement, commencing on the trading day immediately following the date on which such registration statement becomes effective, the Company, in its sole discretion, may provide Coventry with a draw down notice (each, a “Coventry Draw Down Notice”), to purchase a specified number of shares of common stock (each, a “Coventry Draw Down Amount Requested”), subject to the limitations discussed below. The actual amount of proceeds the Company will receive pursuant to each Coventry Draw Down Notice (each, a “Coventry Draw Down Amount”) is to be determined by multiplying the Coventry Draw Down Amount Requested by the applicable purchase price. The purchase price of each share of common stock equals 80% of the lowest volume weighted average price of the Common Stock during the 10 business days immediately preceding the Coventry Drawdown Notice date.

The maximum number of shares of common stock requested to be purchased pursuant to any single Coventry Draw Down Notice cannot exceed the lesser of (i) 200% of the average daily traded value of the common stock during the 10 business days immediately preceding the Coventry Draw Down Notice, (ii) $250,000 or (iii) an amount that would cause Coventry’s beneficial ownership to exceed 9.99% of the outstanding number of shares of common stock immediately after giving effect to the issuance of the Coventry Draw Down Notice. During the nine months ended March 31, 2023, the Company has not received a Coventry Draw Down Notice.

Shares issued for conversion of convertible debt

As of June 30, 2022, there were 7,326,007 shares of common stock issuable from the conversion of debt during fiscal 2022. Such shares were issued on July 12, 2022.

From July 1, 2022 through September 14, 2022, the Company issued an aggregate of 264,492,661 shares of its common stock at an average contractual conversion price of $0.001 per share as a result of the conversion of principal of $327,200, and accrued interest of $22,330 underlying certain outstanding convertible notes converted during such period. The total recorded to equity was $456,939.

From October 17, 2022 through December 27, 2022, the Company issued an aggregate of 380,506,070 shares of its common stock at an average contractual conversion price of $0.001 per share as a result of the conversion of principal of $158,500, and accrued interest of $7,191 underlying certain outstanding convertible notes converted during such period. The total recorded to equity was $165,691.

From January 5, 2023 through March 30, 2023, the Company issued an aggregate of 1,375,598,285 shares of its common stock at an average contractual conversion price of $0.0002 per share as a result of the conversion of principal of $290,000, and accrued interest of $17,985 underlying certain outstanding convertible notes converted during such period. The total recorded to equity was $435,198.

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The Company reclassified $351,992 from put premium liabilities to additional paid in capital following conversions during the nine months ended March 31, 2023.

During the nine months ended March 31, 2023, principal amount of convertible notes of $122,000 and accrued interest of $12,488 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $369,110, resulting in a loss on extinguishment at the time of conversion of $234,622 and $223,288 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net loss of $11,334.

The Company has 5,742,519,659 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at March 31, 2023.

Shares issued for services and accrued expenses

As of June 30, 2022, there was common stock issuable of 12,270,958 for services rendered during fiscal 2022. The common stock issuable of 12,270,958 were issued on July 1, 2022.

On October 25, 2022, the Company issued 6,111,112 shares of common stock to a consultant for services rendered in October 2022. The Company valued these shares based on quoted trading prices on the date of grant at $0.0009 per share or $5,500 which was recorded as stock-based consulting expense.

On November 16, 2022, the Company issued 73,301,020 shares of common stock to a consultant for services rendered from July 2022 to November 2022. Those shares were valued at approximately $0.00007 per share or $51,311, being the closing price of the stock on the date of grant to such consultant. The Company recorded stock-based compensation of $51,311 during the nine months ended March 31, 2023.

Shares issued upon exercise of warrants

Between July 29, 2022 and December 6, 2022, the Company received gross proceeds of $200,000 from the exercise of 5,000 Series B Warrants and issued 5,000 shares of its common stock.

Between February 7, 2023 and March 9, 2023, the Company received gross proceeds of $175,000 from the exercise of 4,375 Series B Warrants for 4,375 shares of common stock, which were issued in April 2023.

During the nine months ended March 31, 2023, the Company issued 191,999,040 shares of common stock from the alternate cashless exercise of 960 Series A Warrants with an original exercise price of $200 and an alternate cashless exercise price of $0.001. Cashless conversion is at the holder’s option and is available should the trading price of the common stock fall below $200 per share calculated based on the difference between the exercise price of the Series A Warrant and 70% of the common stock market price. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized a deemed dividend of $0 and $408,557 during the three and nine months ended March 31, 2023, respectively, and a corresponding increase in loss available to common stockholders upon the alternate cashless exercise of these warrants.

Shares issued in connection with a convertible note

On November 3, 2022, the Company entered into a securities purchase agreement with Coventry, pursuant to which Coventry purchased a promissory note from the Company in the aggregate principal amount of $125,000 (see Note 5). As an additional inducement to the Coventry purchasing the note, the Company, as of the original issue date and for no additional consideration, issued to Coventry an aggregate of 75,000,000 shares of the common stock, which were valued using the relative fair value method at $37,500 and recognized as debt discount to be amortized over the term of the Coventry Note.

Restricted Stock Units

Pursuant to employment agreements dated in May 2019, the Company granted an aggregate of 78 and 39 restricted stock units to the Company’s Chief Executive Officer and Chief Scientific Officer, respectively. The total 117 restricted stock units are subject to vesting terms as defined in such officers’ respective employment agreements. The 117 restricted stock units were valued at the fair value of $4,250 per unit or $497,240 based on the quoted trading price on the date of grant. There were $248,620 unrecognized restricted stock units expense as of March 31, 2023 and June 30, 2022. There are 59 unvested restricted stock units which are subject to various performance conditions which have not yet been met and such restricted stock units have not yet vested as of March 31, 2023 and June 30, 2022 to which the $248,620 relates.

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Warrants:

The following table summarizes common stock warrant activity for the nine months ended March 31, 2023:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at June 30, 2022	105,420	$200.27
Granted	3,305,000	0.01
Exercised	(10,335)	54.86
Forfeited	(1,000)	2,000.00
Expired	-	-
Outstanding at March 31, 2023	3,399,085 *	$5.51

Exercisable at March 31, 2023	3,379,711	$5.55
Outstanding and Exercisable:

Weighted average remaining contractual term	2.38
Aggregate intrinsic value	$-

*	The 3,399,085 total warrants above which are exercisable into common stock consisted of the following:

	Number of Warrants	Exercisable
Series A warrants	9,986	9,986
Series B warrants	19,375	19,375
Series C warrants	63,749	44,375
Warrants with no class designation	3,305,975	3,305,975
Total	3,399,085	3,379,711

On August 16, 2022, the Company entered into an agreement with a certain consultant to provide services over a three-month period in exchange for 1,000,000 warrants to purchase common stock at $0.01 per share with an expiry date of August 16, 2025. The fair market value of the warrants was $2,408 on the date of grant as calculated under the Black Scholes Option Pricing model with the following assumptions: stock price at valuation date of $0.0026 based on quoted trading price on date of grant, exercise price of $0.01, dividend yield of zero, years to maturity of 3.00, a risk-free rate of 3.19%, and expected volatility 236%. The Company recorded $2,408 of stock-based compensation expenses with respect to the grant of such warrants during the nine months ended March 31, 2023.

On August 16, 2022, the Company and a third-party investor relations consultant agreed to settle an outstanding payable of $23,050 in exchange for 2,305,000 warrants to purchase common stock at $0.01 per share with an expiry date of August 16, 2025. The fair market value of the warrants was $5,551 on the date of grant as calculated under the Black Scholes Option Pricing model with the following assumptions: stock price at valuation date of $0.0026 based on quoted trading price on date of grant, exercise price of $0.01, dividend yield of zero, years to maturity of 3.00, a risk-free rate of 3.19%, and expected volatility of 236%. Accordingly, the Company recognized gain from settlement of debt of $17,499 during the nine months ended March 31, 2023 as reflected in the accompanying condensed consolidated statements of operations.

On March 8, 2023, the Company agreed with the holder of Series B Warrants (the “Holder”) pursuant to a letter agreement to exercise up to $250,000 of Series B Warrants currently held as follows:

1.	Effective upon the execution of such letter agreement, the Holder will exercise the existing 3,750 Series B Warrants for an aggregate exercise price of $150,000, or 3,750 shares of common stock (the “Existing Warrants”) and;

2.	Within 5 business days’ written notice to the Holder from the Company of receipt of approval by the Financial Industry Regulatory Authority, Inc. (“FINRA”) of the Company’s next anticipated reverse stock split, an additional $100,000 of Series B Warrants for 2,500 shares of common stock.

As an inducement to exercise the Existing Warrants, the Company agreed to extend the termination date of the Existing Warrants and the Series A Warrants held by the Holder to March 27, 2025, and to extend the termination date of the Series C Warrants held by the Holder to the third anniversary of the last vesting date of such warrants, effective upon the exercise of the first $150,000 of Existing Warrants.

In accordance with ASC 815-40-35-17(c), the effect of a modification or an exchange of an equity classified freestanding written call option shall be measured as the difference between the fair value of the modified instrument and the fair value of that instrument immediately before it is modified. The Company recognized the effect of the modifications of the warrants above that is directly attributable to an actual equity offering as an equity issuance cost which amount is not material. The modified warrants are determined to be equity classified, accordingly, the incremental fair value and equity issuance cost were both recognized in additional paid in capital and therefore, there was no effect in equity and such value is de minimis.

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Options:

A summary of the Company’s option activity during the nine months ended March 31, 2023 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price Per Share
Outstanding at June 30, 2022	59	$4,533
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2023	59	$4,533

Exercisable at March 31, 2023	59	$4,533
Outstanding and Exercisable:

Weighted average remaining contractual term	6.13
Weighted average fair value of options granted during the period	$-
Aggregate intrinsic value	$-

In May 2019, the Company’s board of directors approved and adopted the Company’s 2019 Equity Incentive Plan (the “2019 Plan”), which reserves a total of 234 shares of common stock for issuance under the 2019 Plan. Incentive awards authorized under the 2019 Plan include, but are not limited to, incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units.

During the nine months ended March 31, 2023 and 2022, the Company recognized stock-based compensation of $0 and $41,436, respectively, related to vested stock options. There was $0 of unvested stock options expense as of March 31, 2023. No stock options were granted during the nine months ended March 31, 2023.

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

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure in the March 31, 2023 and June 30, 2022 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

Operating Agreements

In November 2009, the Company entered into a commercialization agreement with the University of Bath (UK) (the “UK University”), whereby the Company and the UK University co-owned the intellectual property relating to the Company’s pro-enzyme formulations. In June 2012, the Company and the UK University entered into an assignment and amendment whereby the Company assumed full ownership of the intellectual property, while agreeing to pay royalties of 2% of net revenues to the UK University. Additionally, the Company agreed to pay 5% of each and every license agreement subscribed for. The contract is cancellable at any time by either party. To date, no amounts are owed under the agreement.

Collaboration Agreement

On September 13, 2018, the Company entered into a two-year collaboration agreement with the University of Jaén (the “University”) to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the University approximately 52,000 Euros ($59,508 USD) in year one and a maximum of 40,000 Euros ($45,775 USD) in year two. The Company paid 31,754 Euros ($36,117 USD) in 2019 and has accrued 28,493 Euros ($24,043 USD) as of June 30, 2021. Additionally, in exchange for full ownership of the intellectual property, the Company agreed to pay royalties of 2% of net revenues to the University. On October 1, 2020, the Company entered into another two-year collaboration agreement with the University to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the University approximately 30,000 Euros ($35,145 USD), which were paid in four installment payment of 5,000 Euros in November 2020, 5,000 Euros ($5,858) in March 2021, 10,000 Euros ($11,715) in December 2021 and 10,000 Euros ($11,715) in September 2022. Additionally, the University agreed to hire and train a doctoral student for this project and the Company agreed to pay the University 25,837 Euros ($30,268 USD). In exchange for full ownership of the intellectual property, the Company agreed to pay royalties of 2% of net revenues to the University.

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

- 10,000 Euros ($10,114 USD) in March 2023 (unpaid), and

- 10,000 Euros ($10,114 USD) in July 2023.

The commencement date for the experiments was on September 1, 2022, and the estimated length of time for completion is 24 months.

As of March 31, 2023 and June 30, 2022, the Company has $40,465 and $14,364, respectively, balance due to the University for unreimbursed lab fees, which are included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2023 and June 30, 2022, there are no royalty fees owed to the University.

Consulting Agreement

On July 1, 2022, the Company and a consultant agreed to extend the term of a consulting agreement from July 1, 2022 to June 30, 2023 to provide media-related services for a monthly fee of $50,000. In addition, the Company agreed to pay a stock fee equal to 9.9% of the outstanding common stock of the Company during the term of the agreement. The Company agreed to increase the consultant’s diluted holdings back to 9.9% and accrue the value of the common stock at each reporting period until June 30, 2023. All service fees are non-refundable. On November 16, 2022, the Company issued 73,301,020 shares of common stock to this consultant for services rendered from July 2022 to November 2022 (see Note 7). Accordingly, the Company recorded accrued expenses of $83,277 as of March 31, 2023 based on the amount of shares owed to maintain the 9.9% ownership multiplied by the March 31, 2023 stock price, which are included in accrued expenses and other liabilities in the accompanying condensed unaudited consolidated balance sheets along with $100,000 related to the monthly fees for a total balance owed of $183,277 as of March 31, 2023.

Operating Leases

On May 4, 2022, the Company entered in a three-year lease agreement with North Horizon Pty Ltd., a related party, (see Note 9) for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes. On May 4, 2022, the Company recorded right-of-use assets $66,201 and total lease liabilities of $66,201 based on an incremental borrowing rate of 8%.

ROU is summarized below:

	March 31, 2023	June 30, 2022
Office lease	$66,201	$66,201
Less: accumulated amortization	(21,677)	(3,678)
Right-of-use asset, net	$44,524	$62,523

Operating lease liabilities are summarized below:

	March 31, 2023	June 30, 2022
Office lease	$66,201	$66,201
Reduction of lease liability	(20,077)	(3,277)
Less: office lease, current portion	(21,185)	(20,605)
Long term portion of lease liability	$24,939	$42,319

Remaining future minimum lease payments under the non-cancelable operating lease at March 31, 2023 are as follows:

Fiscal Year 2023 (remaining)	$6,027
Fiscal Year 2024	24,109
Fiscal Year 2025	20,091
Imputed interest	(4,103)
Total operating lease liability	$46,124

The weighted average remaining lease term for the operating lease is 2.02 years as of March 31, 2023.

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors. These transactions have included the following:

As of March 31, 2023 and June 30, 2022, the Company owed its former director a total of $29,777 and $30,746, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (see Note 4).

As of March 31, 2023 and June 30, 2022, the Company owed its former director a total of $49,558 and $51,171, respectively, for money loaned to the Company throughout the years. The total loans balance owed at March 31, 2023 and June 30, 2022 is not interest bearing (see Note 5).

On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors, for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes (See Note 8). As of March 31, 2023 and June 30, 2022, total rent payable of $149,129 AUD ($99,872 USD) and $122,129 AUD ($84,452 USD), respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheet. Rent expense under this lease was $22,244 and $19,680 for the nine months ended March 31, 2023 and 2022, respectively and reflected as occupancy expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Employment and Services Agreements with Management

The Company and Mr. Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz’s employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement was scheduled to expire on February 25, 2019; however, the term of the Nathanielsz Employment Agreement automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of his or its intent not to renew. The Nathanielsz Employment Agreement continues in effect as of March 31, 2023, as amended on October 26, 2022 (see below). The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually or $205,680 USD) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion. Pursuant to the Nathanielsz Employment Agreement, Mr. Nathanielsz is entitled to an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Company’s board of directors based upon the performance of the Company. On March 16, 2018, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $300,000 AUD ($205,680 USD) to $400,000 AUD ($274,240 USD), effective February 2018. On August 1, 2022, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $400,000 AUD ($276,600 USD) to $600,000 AUD ($414,900 USD), effective July 1, 2022.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive, part-time employee of the Company since October 2015. Effective February 1, 2018, Mrs. Nathanielsz receives an annual salary of $120,000 AUD ($80,904 USD) and is entitled to customary benefits.

Pursuant to a February 25, 2016 board resolution, James Nathanielsz is paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the year ended June 30, 2022, a total of $7,689 AUD ($5,577 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance which expired in August 2022. No payments were made during the nine months ended March 31, 2023.

Pursuant to the approval of the Company’s board of directors (the “Board”), on May 14, 2019, Mr. Nathanielsz was granted a $460,000 AUD ($315,376 USD) bonus for accomplishments achieved while serving as the Company’s Chief Executive Officer during the fiscal year ended June 30, 2019 with $200,000 AUD ($137,120 USD) of such bonus payable by the Company to him throughout the Company’s 2019 fiscal year as its cash resources allow, with the remaining $260,000 AUD ($178,256 USD) of such bonus to be deferred by Mr. Nathanielsz until a future date when the Company’s cash resources allow for such payment, as agreed to by him. A total of $90,000 AUD ($64,377 USD) in payments were made in the year ended June 30, 2019. On July 13, 2020, the Board approved a bonus of $240,000 AUD being equal to 60% of Mr. Nathanielsz’s base salary which was accrued as of June 30, 2020. A total of $202,620 AUD ($136,606 USD) in payments were made against the bonuses during the year ended June 30, 2020, which resulted to a remaining balance of $407,380 AUD ($280,726 USD) bonus payable as of June 30, 2020. On August 12, 2021, the Board approved a bonus of $177,840 USD. A total of $221,890 AUD ($166,418 USD) in payments were made against the bonuses during the year ended June 30, 2021 resulting in a remaining balance of $422,610 AUD ($316,957 USD) bonus payable as of June 30, 2021 which was included in accrued expenses in the accompanying consolidated balance sheet. On August 12, 2021, pursuant to the Cancellation Agreement, Mr. Nathanielsz agreed to cancel $177,840 of the bonus payable in exchange for 5,928,000 shares of the Company’s Common Stock. On August 1, 2022, the Board approved a bonus of $140,000 AUD or $96,810 USD. A total of $144,166 AUD ($99,691 USD) in payments were made in respect of the bonuses during the year ended June 30, 2022 resulting in a remaining balance of $181,324 AUD ($125,386 USD) bonus payable as of June 30, 2022, which was included in accrued expenses in the accompanying condensed consolidated balance sheet. A total of $48,387 AUD ($33,048 USD) in payments were made in respect of the bonuses during the nine months ended March 31, 2023, resulting in a remaining balance of $133,000 AUD ($89,002 USD) bonus payable as of March 31, 2023 which was included in accrued expenses in the accompanying condensed consolidated balance sheet.

Amended and Restated Employment Agreement

On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Mr. Nathanielsz for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD ($309,313 USD). Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase 39 shares of common stock (the “Nathanielsz Options”), with an exercise price per share of $4,675 (110% of the closing market price of the common stock on May 14, 2019 (or $4,250), the date of approval of such grant by the Board), (ii) 39 restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and (iii) an additional 39 restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Board on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. The Nathanielsz Options and Additional Nathanielsz RSU’s are subject to vesting periods pursuant to the Employment Agreement. There are 39 vested options and 39 restricted stock units that are considered issuable as of March 31, 2023 and June 30, 2022.

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

On October 26, 2022, the Company entered into an Amended and Restated Employment Agreement (the “Amended Agreement”) with Mr. Nathanielsz, effective as of July 1, 2022, (the “2022 Effective Date”). The Amended Agreement provides Mr. Nathanielsz with a base salary of $600,000 AUD ($414,900 USD) per annum. The Company has also agreed to pay Mr. Nathanielsz an annual discretionary bonus in an amount up to 100% of his annual base salary, reduced from 200%, which bonus shall be determined by the Board and based upon the performance of the Company. The Amended Agreement has a term of three (3) years from the 2022 Effective Date, with automatic one-year renewal periods unless either party elects not to renew.

Amended and Restated Employment Agreement

On May 14, 2019, the Company entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD ($41,580 USD). In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase 20 shares of common stock (the “Kenyon Options”), with an exercise price per share of $4,250 (100% of the closing market price of the common stock on May 14, 2019, the date of approval of such grant by the Board), (ii) 20 restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional 20 restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan. The Kenyon Options have a term of 10 years from the date of grant. The Kenyon Options and Additional Kenyon RSU’s are subject to vesting periods pursuant to the Services Agreement. There are 20 vested options and 20 vested restricted stock unit that are considered issuable as of March 31, 2023 and June 30, 2022.

On August 12, 2021, pursuant to a Cancellation Agreement, Mr. Kenyon agreed to cancel accrued salaries of $102,600 in exchange for 3,420,000 shares of common stock of the Company. As of March 31, 2023 and June 30, 2022, total accrued salaries of $82,500 AUD ($56,050 USD) and $54,000 AUD ($37,341 USD), respectively, were included in accrued expenses in the accompanying condensed consolidated balance sheets.

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

Intercompany Loans

All intercompany loans were made by the parent to the Company’s subsidiary, Propanc PTY LTD, none of which has been repaid as of March 31, 2023. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment on the condensed consolidated balance sheet as accumulated other comprehensive income.

NOTE 10 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through March 31, 2023.

The Company primarily relied on funding from five convertible debt lenders and received net proceeds after deductions of $79,111 for original issue discounts and debt issue costs during the nine months ended March 31, 2023 from each of the five lenders of $101,250, $189,000, $150,000, $50,000 and $100,000, respectively, which represents approximately 17%, 32%, 25%, 8% and 18%, respectively, of total proceeds received by the Company during the nine months ended March 31, 2023.

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

Receivable Concentration

As of March 31, 2023 and June 30, 2022, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

Patent and Patent Concentration

The Company has filed multiple patent applications relating to its lead product, PRP. The Company’s lead patent application has been granted and remains in force in the United States, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Turkey, United Kingdom, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore, Malaysia, South Africa, Republic of Korea, India and Brazil. In Canada and Mexico, the patent applications have been accepted as of this March 31 quarter.

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

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

In July 2020, a world-first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 59 granted, allowed, or accepted patents and 17 patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

Foreign Operations

As of March 31, 2023 and June 30, 2022, the Company’s operations are based in Camberwell, Australia; however, the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales, for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of March 31, 2023 and June 30, 2022, there has been no activity within this entity.

NOTE 11 – DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $121,500 (2 notes) and $79,000 (1 note) of convertible debt, which were treated as derivative instruments outstanding at March 31, 2023 and June 30, 2022, respectively.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at March 31, 2023, the last trading day of the period ended March 31, 2023, was $0.0005 per share. The volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at March 31, 2023 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the nine months ended March 31, 2023)	March 31, 2023
Volatility	228.29 – 256.02%	267.38%
Expected Remaining Term (in years)	0.22 – 0.28	0.01 - 0.03
Risk Free Interest Rate	3.13 – 4.42%	4.74%
Expected dividend yield	None	None

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2023 and June 30, 2022:

	Balance at March 31, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$132,501	$—	$—	$132,501
Total	$132,501	$—	$—	$132,501

	Balance at June 30, 2022	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$151,262	$—	$—	$151,262
Total	$151,262	$—	$—	$151,262

The following is a roll forward for the nine months ended March 31, 2023 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2022	$151,262
Initial fair value of embedded conversion option derivative liability recorded as debt discount	93,668
Reduction of derivative liability upon debt conversion	(223,288)
Change in fair value included in statements of operations	110,859
Balance at March 31, 2023	$132,501

NOTE 12 – SUBSEQUENT EVENTS

Shares issued for conversion of convertible debt

Between April 2023 and May 2023, the Company issued an aggregate of 667,102,561 shares of its common stock at a contractual conversion price of $0.0002 per share, as a result of the conversion of principal of $112,750 and accrued interest of $6,433 underlying certain outstanding convertible notes converted during such period. The Company reclassified $48,865 from put premium liabilities to additional paid in capital following conversions.

Reverse Stock Split

On May 1, 2023, the Company effected a one-for-one thousand (1:1,000) reverse stock split of the Company’s issued and outstanding shares of common stock (the “Reverse Stock Split”). No fractional shares of Common Stock will be issued in connection with the Reverse Stock Split, all of which were rounded up to the nearest whole number. Proportional adjustments for the Reverse Stock Split will be made to the Company’s outstanding stock options, warrants and equity incentive plans. The Company is awaiting the approval of FINRA for the OTC market effectiveness of the Reverse Stock Split.

The following is the unaudited pro-forma effect of the 1:1000 Reverse Stock Split on the basic and diluted net loss per share:

Historical per share data – (Pre- Split basis)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss available to Common Stockholders	$809,809	$700,076	$2,321,079	$2,198,953
Basic and diluted weighted average shares outstanding	1,924,073,522	66,353,881	1,115,848,071	47,561,123
Basic and diluted net loss per share	$0.00	$0.01	$0.00	$0.05

Historical per share data – (Post- Split basis) (Unaudited)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Nine Months Ended March 31, 2023	Nine Months Ended March 31, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net loss available to Common Stockholders	$809,809	$700,076	$2,321,079	$2,198,953
Basic and diluted weighted average shares outstanding	1,924,074	66,354	1,115,848	47,561
Basic and diluted net loss per share	$0.42	$10.55	$2.08	$46.23

PROPANC BIOPHARMA, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

(Unaudited)

The following is the unaudited pro-forma effect of the 1:1000 Reverse Stock Split on the condensed consolidated balance sheets:

	March 31, 2023	1:1000 adjustment	Pro-Forma Effect March 31, 2023
			(Unaudited)
Total Assets	$143,742	$-	$143,742
Total Liabilities	3,085,156	-	3,085,156

Stockholders’ Deficit:
Common Stock	2,621,298	(2,618,677)	2,621
Common Stock Issuable	4	(4)	-
Additional Paid In Capital	57,068,986	2,618,681	59,687,667
Subscription Receivable	-	-	-
Accumulated Other Comprehensive Income	1,293,747	-	1,293,747
Accumulated Deficit	(63,878,972)	-	(63,878,972)
Treasury Stock	(46,477)	-	(46,477)
Total Stockholders’ deficit	(2,941,414)	-	(2,941,414)
Total Liabilities and Basic and Stockholders’ deficit	$143,742	$-	$143,742

	June 30, 2022	1:1000 adjustment	Pro-Forma Effect June 30, 2022
			(Unaudited)
Total Assets	$81,651	$-	$81,651
Total Liabilities	3,105,300	-	3,105,300

Stockholders’ Deficit:
Series A Preferred Stock	5,000	-	5,000
Common Stock	220,351	(220,131)	220
Common Stock Issuable	19,597	(19,577)	20
Additional Paid In Capital	57,124,982	239,708	57,364,690
Subscription Receivable	(23,758)	-	(23,758)
Accumulated Other Comprehensive Income	1,234,549	-	1,234,549
Accumulated Deficit	(61,557,893)	-	(61,557,893)
Treasury Stock	(46,477)	-	(46,477)
Total Stockholders’ deficit	(3,023,649)	-	(3,023,649)
Total Liabilities and Basic and Stockholders’ deficit	$81,651	$-	$81,651

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Propanc Biopharma, Inc., and its wholly-owned Australian subsidiary, Propanc PTY LTD (collectively, “Propanc” or the “Company”) as of March 31, 2023 and for the nine months ended March 31, 2023 and 2022 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2023 (this “Quarterly Report”). References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Propanc. This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “feel”, “forecast”, “intend”, “may,”, “outlook”, “plan”, “potential”, “predict”, “project,”, “seek”, “should”, “will”, “would” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. Except as required by federal securities laws, we undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

U.S. Dollars are denoted herein by “USD,” “$” and “dollars”.

Overview

The Company was originally formed in Melbourne, Victoria, Australia on October 15, 2007 as Propanc PTY LTD. On November 23, 2010, Propanc Health Group Corporation was incorporated in the State of Delaware and in January 2011, to reorganize our Company, we acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis, whereby Propanc PTY LTD became our wholly-owned subsidiary. Effective April 20, 2017, we changed our name to “Propanc Biopharma, Inc.” to better reflect our current stage of operations and development.

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

Recent Developments

On May 1, 2023, the Company filed a certificate of amendment (the “Certificate of Amendment”) to its certificate of incorporation, as amended (the “Certificate of Incorporation”), to effect a one-for-one thousand reverse stock split (the “Reverse Stock Split”) of its outstanding shares of common stock, par value $0.001 per share (the “Common Stock”), effective as of May 1, 2023. In connection with the Reverse Stock Split, the Company submitted an issuer company-related action notification form to the Financial Industry Regulatory Authority, Inc. (“FINRA”) notifying FINRA of the Reverse Stock Split. The processing of the effects of the Reverse Stock Split by FINRA on the reported price of the Common Stock on the Pink® Open Market operated by the OTC Markets Group Inc. will occur at the time that the Reverse Stock Split is announced by FINRA on its over-the-counter daily list, which has not occurred as of the date of this Quarterly Report.

Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

For the Three and Nine months ended March 31, 2023, as compared to the Three and Nine months ended March 31, 2022.

Revenue

For the three and nine months ended March 31, 2023 and 2022, we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense decreased to $311,824 for the three months ended March 31, 2023, as compared to $443,629 for the three months ended March 31, 2022. This decrease of approximately $132,000 is primarily attributable to a decrease of approximately $90,000 in stock-based expenses, a decrease in accounting fees of approximately $11,000, a decrease in general consulting, legal and investor relation fees of approximately $56,000, offset by increases in employee remuneration expense of approximately $22,000, and general consulting, legal and investor relation fees of approximately $3,000.

Administration expense increased to $1,302,576 for the nine months ended March 31, 2023, as compared to $1,221,533 for the nine months ended March 31, 2022. This increase of approximately $81,000 is primarily attributable to an increase of approximately $95,000 in general consulting, legal and investor relation fees, an increase in other general and administrative expenses of approximately $7,000, an increase of approximately $185,000 in employee remuneration expense, an increase in marketing expenses of $7,000, offset by decrease in stock-based expenses of approximately $211,000 and a decrease in accounting fees of approximately $2,000.

Occupancy Expense

Occupancy expenses increased to $8,365 for the three months ended March 31, 2023, as compared to $8,157 for the three months ended March 31, 2022. This increase of $208 is primarily attributable to exchange rate movements over the period when compared to the same period in 2022.

Occupancy expenses decreased to $22,244 for the nine months ended March 31, 2023, as compared to $22,443 for the nine months ended March 31, 2022. This decrease of $199 is primarily attributable to exchange rate movements over the period when compared to the same period in 2022.

Research and Development Expenses

Research and development expenses increased to $66,020 for the three months ended March 31, 2023, as compared to $50,395 for the three months ended March 31, 2022. Research and development expenses increased to $242,223 for the nine months ended March 31, 2023, as compared to $147,702 for the nine months ended March 31, 2022. The increase in research and development expenses is primarily attributable to the two-year collaboration agreement with University of Jaén, which was executed in October 2020 to provide certain research services to the Company. Additionally, on July 27, 2022, the Company entered into another two-year research agreement with the University of Jaén to provide certain research and experiment services to the Company.

Interest Expense

Interest expense decreased to $157,208 for the three months ended March 31, 2023, as compared to $167,375 for the three months ended March 31, 2022. Interest expense primarily comprised approximately $142,000 of debt discount amortization and accretion of put premium and interest expense from accrual of interest expense and other financing fees for a total of approximately $15,000 for the three months ended March 31, 2023. This decrease in interest expense of $10,167 is primarily attributable to the decrease of approximately $50,000 in accretion of put premium offset by increase in amortization of debt discount of approximately $40,000.

Interest expense decreased to $418,579 for the nine months ended March 31, 2023, as compared to $455,133 for the nine months ended March 31, 2022. Interest expense primarily comprised approximately $371,000 of debt discount amortization and accretion of put premium and interest expense from accrual of interest expense and other financing fees for a total of approximately $47,000 for the nine months ended March 31, 2023. This decrease in interest expense of $36,554 is primarily attributable to the decrease of approximately $149,000 in accretion of put premium offset by increase in amortization of debt discount of approximately $113,000.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities were decreased to a loss of $(238,367) for the three months ended March 31, 2023, as compared to a gain of $165,365, for the three months ended March 31, 2022. Change in fair value of derivative liabilities were increased to a loss of $(110,859) for the nine months ended March 31, 2023, as compared to a loss of $(2,392) for the nine months ended March 31, 2022. This increase in loss during the three and nine months ended March 31, 2023 of approximately $404,000 and $108,000, respectively, is primarily attributable to an increase in fair value of the principal amount of convertible notes with bifurcated embedded conversion option derivatives as a result of the decrease in the conversion prices of such notes during the nine months ended March 31, 2023.

Gain from Settlement of Accounts Payable

Gain from settlement of accounts payable was $17,499 for the nine months ended March 31, 2023, as compared to $0 for the nine months ended March 31, 2022. On August 16, 2022, the Company and a third-party investor relations consultant agreed to settle an outstanding payable of $23,050 in exchange for 2,305,000 warrants to purchase Common Stock at $0.01 per share with an expiry date of August 16, 2025 and fair market value of $5,551. Accordingly, the Company recognized gain from settlement of accounts payable of $17,499 during the nine months ended March 31, 2023.

Gain on Extinguishment of Debt, net

During the nine months ended March 31, 2023, the principal aggregate amount of convertible notes of $122,000 and accrued interest of $12,488 which contained bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $369,110, resulting in a loss on extinguishment at the time of conversion of $234,622 and $223,288 of derivative fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net loss of $11,334.

Additionally, during the nine months ended March 31, 2023, the Company recognized the remaining put premium of $43,520 related to a convertible note into gain on extinguishment of debt. The holder of such convertible note agreed to surrender all conversion rights in its currently held convertible notes due to violation of Section 15(a)(1) of the Exchange Act, which resulted in a net gain on extinguishment of debt of $32,186 for the nine months ended March 31, 2023.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction decreased to a loss of $19,025 for the three months ended March 31, 2023, as compared to a gain of $41,717 for the three months ended March 31, 2022. Foreign currency transaction decreased to a gain of $3,210 for the nine months ended March 31, 2023, as compared to a gain of $40,631 for the nine months ended March 31, 2022. The decrease of approximately $60,000 and $37,000 for such three and nine month periods, respectively, is partially attributable to the decrease in exchange rates during the three and nine months ended March 31, 2023.

Net loss

Net loss increased to $809,809 for the three months ended March 31, 2023, as compared to a net loss of $462,687 for the three months ended March 31, 2022. Net loss increased to $1,912,522 for the nine months ended March 31, 2023, as compared to a net loss of $1,753,322 for the nine months ended March 31, 2022. The change relates to the factors discussed above.

Deemed dividend

The Company recognized the value of the effect of a down round feature related to our Series A warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividends of $0 and $237,389 during the three months ended March 31, 2023 and 2022, respectively, and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants during the three months ended March 31, 2023 and 2022, respectively. The Company recognized deemed dividend of $408,557 and $445,631 during the nine months ended March 31, 2023 and 2022, respectively, and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants during the nine months ended March 31, 2023 and 2022, respectively.

Net loss available to common stockholders

Net loss available to common stockholders increased to $809,809 for the three months ended March 31, 2023, as compared to a net loss available to common stockholders of $700,076 for the three months ended March 31, 2022. Net loss available to common stockholders increased to $2,321,079 for the nine months ended March 31, 2023, as compared to a net loss available to common stockholders of $2,198,953 for the nine months ended March 31, 2022.

The increase during the three and nine months periods are primarily attributable to the change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of March 31, 2023, we had total assets of $143,742, comprised primarily of cash of $93,241, GST tax receivable of $3,334, security deposits of $2,009, operating lease ROU asset, net of $44,524, and property and equipment, net of $634. As compared to June 30, 2022, we had total assets of $81,651, comprised primarily of cash of $4,067, GST tax receivable of $2,342, prepaid expenses and other current assets of $8,621, property and equipment, net, of $2,023, operating lease ROU asset, net of $62,523, and security deposit of $2,075.

We had current liabilities of $3,060,217, primarily comprising net convertible debt of $519,718, loan payable of $65,280, accrued interest of $56,661, accounts payable and accrued expenses of $1,605,649, employee benefit liability of $579,888, and embedded conversion option liabilities of $132,501 as of March 31, 2023. As compared to June 30, 2022, we had current liabilities of $3,062,981, primarily comprising net convertible debt of $926,438, accrued interest of $57,822, accounts payable and accrued expenses of $1,409,138, employee benefit liability of $415,799, and embedded conversion option liabilities of $151,262.

We have funded our operations primarily through the issuance of equity and/or convertible debt securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the nine months ended March 31, 2023, we received proceeds from the exercise of warrants of $375,000, proceeds from the issuance of convertible notes and notes payable of $590,250, proceeds from the sale of shares of our Common Stock of $24,711 and proceeds from the collection of subscription receivables of $23,758.

We have substantial capital resource requirements and have incurred significant losses since inception. As of March 31, 2023, we had $93,241 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the Nine Months Ended March 31,
	2023	2022
Net cash used in operating activities	$(927,278)	$(1,025,306)
Net cash provided by financing activities	$1,013,719	$1,116,500
Effect of exchange rate changes on cash	$2,733	$40,436

Net Cash Flow from Operating Activities

Net cash used in operating activities was $927,278 for the nine months ended March 31, 2023, due to our net loss of $1,912,522, offset primarily by non-cash charges of amortization of debt discount of $138,014, stock-based compensation of $59,219, accretion of put premium of $232,674, change in fair value of derivatives of $110,859, gain on extinguishment of debt of $32,186 and gain from settlement of accounts payable of $17,499. Net changes in operating assets and liabilities totaled $479,999, which are primarily attributable to a decrease in prepaid expenses and other assets $8,348, an increase in employee benefit liabilities of $177,198, an increase in accrued interest of $46,347, an increase in accrued expenses and other payables of $236,034, and an increase in accounts payable of $27,953.

Net cash used in operating activities was $1,025,306 for the nine months ended March 31, 2022, due to our net loss of $1,753,322, offset primarily by non-cash charges of amortization of debt discount of $24,942, stock-based compensation of $62,154, accretion of put premium of $380,962, change in fair value of derivatives of $2,392 and issuance and amortization of common stock for services of $222,452. Net changes in operating assets and liabilities totaled $71,992, which is primarily attributable to an increase in employee benefit liability of $23,816, an increase accrued interest of $45,495, and an increase in accrued expenses and other payables of $43,285, offset by a decrease in accounts payable of $34,319.

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2023 was $1,013,719, as compared to $1,116,500 for the nine months ended March 31, 2022. During the nine months ended March 31, 2023, we received proceeds from the exercise of warrants of $375,000, proceeds from the sale of shares of our Common Stock of $24,711, collections of subscription receivables of $23,758, and net proceeds from the issuance of convertible notes and a note payable of $590,250.

Net cash provided by financing activities for the nine months ended March 31, 2022 was $1,116,500. During the nine months ended March 31, 2022, we received proceeds from the exercise of warrants of $475,000 and net proceeds from the issuance of convertible notes of $641,500.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $2,733 positive adjustment to our cash flows in the nine months ended March 31, 2023, as compared to a $40,436 positive adjustment to our cash flows in the nine months ended March 31, 2022. The reason for the fluctuation is due to the application of currency translation rates throughout our cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Foreign Currency Translation and Comprehensive Income (Loss): The Company’s wholly-owned subsidiary’s functional currency is the AUD. For financial reporting purposes, the Australian Dollar (“AUD”) has been translated into USD as the Company’s reporting currency. Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency transactions are included in the statement of operations and comprehensive loss as other income (expense). Effective fiscal year 2021, the Company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of other comprehensive income.

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

Convertible Notes with Variable Conversion Options: We have entered into convertible notes, some of which contain variable conversion options, whereby the outstanding principal and accrued interest may be converted, by the holder, into shares of Common Stock at or around a fixed discount to the price of the Common Stock at the time of conversion. We treat these convertible notes as stock settled debt under ASC 480 and measure the fair value of the notes at the time of issuance, which is the result of the share price discount at the time of conversion, and record the put premium as accretion to interest expense.

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

Going Concern Qualification

We did not generate any revenue for the nine months ended March 31, 2023 and 2022 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in its audit report for each of the fiscal years ended June 30, 2022 and 2021. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to the material weaknesses in financial reporting as discussed below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2023:

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

Subject to raising sufficient additional capital, we plan to take a number of actions in the future to correct these material weaknesses including, but not limited to, establishing an audit committee of our board of directors comprising at least two independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. We will need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From January 5, 2023 through March 30, 2023, the Company issued an aggregate of 1,375,598,285 shares of Common Stock at an average contractual conversion price of $0.0002 per share as a result of the conversion of principal of $290,000, and accrued interest of $17,985 underlying certain outstanding convertible notes converted during such period.

Except as otherwise noted, the securities in the transactions described above were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act for transactions not involving any public offering. All certificates evidencing the shares sold bore a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith. The proceeds from these sales were used for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

As of March 31, 2023, we were in default under a certain loan payable issued to certain lender on October 3, 2019 for failure to pay an aggregate of $65,280 and $38,281 of principal and accrued interest, respectively, as of March 31, 2023, subsequent to their maturity date. Additionally, we were in default under a certain convertible note with principal amount of $120,000 which was issued to a lender on November 3, 2022 for failure to pay the first installment payment due in March 2023 which is considered an event of default. We are currently in discussions with such noteholder to extend such maturity date. See “Note 5 – Loans” to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

In accordance with SEC Release 33-8238, Exhibit 32.1 is being furnished and not filed.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: May 15, 2023	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer and Chief Financial Officer (Duly Authorized Officer and Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

