Form 10-K
period 2023-06-30
Propanc Biopharma, Inc.
filed 2023-09-28
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transaction period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $738,451 computed by reference to the closing price of the registrant’s common stock as quoted on the OTCQB maintained by OTC Markets, Inc. on December 30, 2022 (which was $0.60 per share), based on 1,245,700 shares of common stock, par value $0.001 per share (“Common Stock”) outstanding on such date. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 27, 2023, there were 14,833,210 shares of Common Stock issued and outstanding.

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

The following important factors, among others, could affect our future results and events, causing those results and events to differ materially from those views expressed or implied in our forward-looking statements: our ability to continue as a going concern absent new debt or equity financings; our ability to successfully remediate material weaknesses in our internal controls; our ability to reach research and development milestones as planned and within proposed budgets; our ability to control costs; our ability to successfully implement our expansion strategies; our current reliance on substantial debt financing that we currently are unable to repay in cash; our ability to obtain adequate new financing; our ability to successfully develop PRP, our lead product candidate; our ability to successfully develop and market our technologies; our ability to obtain and maintain patent protection; our ability to recruit employees and directors with accounting and finance expertise; our dependence on third parties for services; our dependence on key executives; the impact of government regulations, including U.S. Food and Drug Administration regulations; the impact of any future litigation; the availability of capital; changes in economic, business and competitive conditions; and other risks. Any one or more of such risks and uncertainties could have a material adverse effect on us or the value of our common stock, par value $0.001 per share (the “Common Stock”).

All forward-looking statements included in this Form-10-K are made only as of the date of this Annual Report on Form 10-K or as of the date indicated. We do not undertake any obligation to, and may not, publicly update or correct any forward-looking statements to reflect events or circumstances that subsequently occur or which we hereafter become aware of, except as required by law. New risks and uncertainties arise from time to time and we cannot predict these events or how they may affect us. When considering these risks, uncertainties and assumptions, you should keep in mind the cautionary statements contained in this Annual Report on Form 10-K and any documents incorporated herein by reference. You should read this Annual Report on Form 10-K and the documents that we incorporate by reference into this Annual Report on Form 10-K completely and with the understanding that our actual future results may be materially different from what we expect. All forward-looking statements attributable to us are expressly qualified by these cautionary statements.

PART I

Item 1. Business

General

As used in this Annual Report on Form 10-K, references to the “Company,” “Propanc,” “we,” “our,” and “us” refer to Propanc Biopharma, Inc. and its consolidated subsidiary, unless otherwise indicated. In addition, references to our “financial statements” are to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K except as the context otherwise requires.

We prepare our consolidated financial statements in United States dollars and in accordance with generally accepted accounting principles as applied in the United States, (“U.S. GAAP”). In this Annual Report on Form 10-K, references to “$” and “dollars” are to United States dollars.

Overview

We are a biopharmaceutical company developing a novel approach to prevent recurrence and metastasis from solid tumors by using pancreatic proenzymes that target and eradicate cancer stem cells in patients suffering from pancreatic, ovarian and colorectal cancers. Our novel proenzyme therapy is based on the science that enzymes stimulate biological reactions in the body, especially enzymes secreted by the pancreas. These pancreatic enzymes could represent the body’s primary defense against cancer.

Our lead product candidate, PRP, is a variation upon our novel formulation and involves proenzymes, the inactive precursors of enzymes. As a result of positive early indications of the anti-cancer effects of our technology, we have conducted successful pre-clinical studies on PRP and also commenced preparation for a clinical study in advanced cancer patients. Subject to us receiving sufficient financing, we plan to begin our Investigational Medicinal Product Dossier, study proposal and Investigator’s Brochure in 2023. Our plan is to then commence our study preparation process with the contract research organization (“CRO”), analytical lab and trial site(s) selection and to begin our clinical trial application for PRP (“CTA”) compilation in the third calendar quarter of 2023 and complete the CTA compilation and submit the CTA in the second half of the 2023 calendar year. In the fourth calendar quarter of 2023, we plan to begin the preparation of logistics and trial site initiation visits. Subject to raising additional sufficient capital, we subsequently plan to commence a First-In-Human (“FIH”), Phase Ib study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP in the first half of the 2024 calendar year, which study we hope to complete within twelve months thereafter. We intend to develop our PRP to treat early-stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

PRP is an intravenous injection proenzyme treatment designed as a therapeutic option in cancer treatment and prevention. PRP is a combination of the pancreatic proenzymes, trypsinogen and chymotrypsinogen. PRP produces multiple effects on cancerous cells intended to inhibit tumor growth and potentially stop a tumor from spreading through the body.

We received notification from the U.S. Food and Drug Administration (“FDA”) in June 2017 that PRP had been conferred Orphan Drug Designation for the treatment of pancreatic cancer. This special status is granted when a rare disease or condition is implicated, and a potential treatment qualifies under the Orphan Drug Act and applicable FDA regulations.

We received a Certificate for Advance Overseas Finding from the Board of Innovation and Science Australia to receive an up to a 43.5% “cash back” benefit from overseas research and development (“R&D”) expenses. The finding relates to the planned Phase Ib clinical trial – Multiple Ascending Dose Studies of proteolytic proenzymes for the treatment of advanced cancer patients suffering from solid tumors planned to be conducted at the Peter MacCallum Cancer Centre, Melbourne, Australia. Overseas activities to be undertaken include the development of an analytical assay for the quantification of active pharmaceutical ingredients (“API”) in PRP and its manufacture of the finished product for the Phase Ib clinical trial.

Our POP1 joint research and drug discovery program (“POP1 Program”) is designed to produce a backup clinical compound to PRP. With the aim of producing large quantities of trypsinogen and chymotrypsinogen for commercial use, exhibiting minimal variation between lots and without sourcing the proenzymes from animals, we are undertaking a research project in collaboration with the universities of Jaén and Granada. We entered into a second two-year joint research and collaboration agreement with the University of Jaén, which is undertaking the research activities for the POP1 Program.

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

There are natural elements within our body that could help us fight against cancer. Enzymes are natural proteins that stimulate and accelerate biological reactions in the body. Particularly, enzymes secreted by the exocrine pancreas that are essential for the digestion of proteins and fats. More than one hundred years ago, Professor John Beard first proposed that pancreatic enzymes represent the body’s primary defense against cancer and would be useful as a cancer treatment. Since then, several scientists have endorsed Professor Beard´s hypothesis with encouraging data from patient treatment.

We are developing a long-term therapy based on a pancreatic proenzyme formulation to prevent tumor recurrence and metastasis, the main cause of patient death from cancer. PRP is a novel, patented, formulation consisting of two proenzymes mixed in a synergetic ratio.

After extensive laboratory research and a limited amount of human data, we have evidence that PRP:

●	Reduces cancer cell growth via promotion of cell differentiation;

●	Enhances cell adhesion and may suppress metastasis progression;

●	Exhibits no observable serious side effects and improves patient survival;

●	Alters the external microenvironment of malignant tumors, preventing tumors from returning and spreading.

PRP

PRP is a mixture of two proenzymes, trypsinogen and chymotrypsinogen from bovine pancreas administered by intravenous injection. A synergistic ratio of 1:6 inhibits growth of most tumor cells. Examples include kidney, ovarian, breast, brain, prostate, colorectal, lung liver, uterine and skin cancers.

Mechanism Of Action

Metastasis occurs because a program inside the cell, called the epithelial-mesenchymal transition (“EMT”) is activated, which causes epithelial cancer cells to become invasive and stem cell-like, features which then allow these cancer cells to spread and metastasize. PRP reverses the conversion from an epithelial to a mesenchymal phenotype and, as such, may reduce the metastatic potential of the tumor cells. PRP also promotes the acquisition of a less malignant phenotype, in addition to a decrease in proliferation due to lineage (i.e., direct descent) specific cellular differentiation.

Selectivity

PRP treatment affects the Transforming Growth Factor Beta (“TGFβ”) pathway, a significant tumor promoter in late-stage cancer by inducing tumor cell migration and stimulating the EMT program. The likely molecular targets are proteinase-activated-receptors (“PAR”) type 1 and 2, which are over frequently overexpressed in many types of cancers. Trypsinogen and chymotrypsinogen are activated by proteases in the extracellular matrix of tumor cells. In turn, trypsin (activated trypsinogen) has a preference to activate PAR-2, whilst Chymotrypsin (activated chymotrypsinogen) mainly activates PAR-1.

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

PRP treatment regulates up to four relevant intracellular pathways related to cancer spread and metastasis of cancer stem cells. – the TGFβ, Hippo, Wnt and Notch pathways. It promotes the up-regulation of RAC1b, which avoids the hyper-activation of the p38 pathway induced by the TGFβ pathway, leading to the phosphorylation of yes-associated protein (YAP), which sequesters B-catenin in the cytoplasm, blocking the canonical Wnt pathway and inhibiting the Notch pathway. This cascade of reactions implies the disruption of the cancer stem cell phenotype and the reversal of the malignant epithelial to mesenchymal transition process that leads to tumor invasion.

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

Overview Of Clinical Studies

The clinical efficacy of a suppository formulation containing bovine pancreatic pro-enzymes trypsinogen and chymotrypsinogen was evaluated in the context of a UK Pharmaceuticals Special Scheme at the Dove Clinic in Hampshire, UK by Dr. Julian Kenyon, the Company’s Chief Scientific Officer, and the results were published by the Company in a peer-reviewed journal, Scientific Reports, on behalf of Dr. Kenyon. Clinical effects were studied in 46 patients with advanced metastatic cancers of different origin (prostate, breast, ovarian, pancreatic, colorectal, stomach, non-small cell lung, bowel cancer and melanoma) after treatment with a rectal formulation of both pancreatic pro-enzymes. Patients were treated daily with a rectal formulation containing 8.92 mg of each of the two pancreatic pro-enzymes and 1.78 mg α-Amylase (A) per suppository. The study was carried out under a UK “Specials” License at the Dove Clinic, Hampshire, UK for periods up to 14 months.

No severe or serious adverse events related to the rectal administration were observed. Patients did not experience any hematological side effects as typically seen with classical chemotherapy regimens. No allergic reactions after rectal administration of suppositories were observed.

In order to assess the therapeutic activity of rectal administration, overall survival of patients under treatment was compared to the life expectancy assigned to a patient prior to treatment start. 19 of 46 patients (41.3%) with advanced malignant diseases, most of them suffering from metastases, had a survival time significantly longer than expected; in fact, for the whole set of cancer types, mean survival (9.0 months) was significantly higher than mean life expectation (5.6 months). Although the number of patients per cancer indication is naturally quite low, 3 out of 8 patients with prostate cancer and 5 out of 11 patients with gastrointestinal cancers appear to particularly benefit from the treatment with the proenzyme suppositories.

PRP proves to be an in vivo effective and non-toxic anti-tumor treatment, able to inhibit angiogenesis and tumor growth, cancer cell migration and invasiveness. Furthermore, a suppository formulation containing both pancreatic proenzymes increased the life expectancy of advanced cancer patients. Consequently, we believe that PRP could have relevant oncological clinical applications for the treatment of solid tumors like advanced pancreatic adenocarcinoma and advanced epithelial ovarian cancer.

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

An overview of clinical results. Patients who met prognosis of life expectation (*). For the whole set of cancer types, mean survival (9.0 months) was statistically significantly higher than mean life expectation (5.6 months). One way ANOVA (analysis of variance) (α = 0.05, P < 0.05).

POP1 Joint Research And Drug Discovery Program

The POP1 Program is designed to produce a backup clinical compound to PRP, which is targeting metastatic cancer from solid tumors. According to an Emergen Research report published in January 2022, the global metastatic cancer market is projected to reach $111 billion by 2027.

To date, recombinant trypsinogen and chymotrypsinogen have been synthesized and purified in the laboratory. In the case of trypsinogen, the initial success of producing trypsinogen synthetically has advanced to the stage where optimization of protein production is underway. Whereas purification and yield of chymotrypsinogen is currently the focus of research.

A synthetic version of trypsinogen and chymotrypsinogen could have additional benefits to the global healthcare system that could further capitalize on the new therapeutic approach to treating cancer that PRP offers to cancer sufferers. For example, both proenzymes synthesized by an in vivo (living organism) system to produce crystalized proteins that could be maintained for long periods without suffering degradation, even in the absence of refrigeration. This will be particularly useful for a longer shelf life as well as global distribution of the drug product, particularly in warmer climates and developing regions where refrigeration may not be available. The program’s joint researchers at the universities of Jaén and Granada are currently collaborating with the Institute of Microbiology and Microbial Biotechnology, at the University of Natural Resources and Life Sciences in Vienna, Austria, and are working towards full scale manufacture of a synthetic recombinant formulation to PRP.

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

For many patients with solid cancers, such as breast, ovarian, colorectal, lung and pancreatic cancer, surgery is frequently the first treatment option, often followed by first-line chemotherapy with or without radiotherapy. While the hope is that such procedures are curative, in many instances the tumor returns, and second-line treatment strategies are chosen in an effort to achieve a degree of control over the tumor. In most instances, the benefit is temporary, and eventually the point is reached where the patient’s tumor either fails to respond to treatment adequately, or the treatment has unacceptable toxicity that severely limits its usefulness.

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

In the near-term and as part of our planned Phase I, II and III clinical trials, we plan to target patients with solid tumors, most likely ovarian and pancreatic, for whom other treatment options have been exhausted. This is a common approach by which most new drugs for cancer are initially tested. Once efficacy and safety have been demonstrated in this patient population, exploration of the potential utility of the drug in earlier stage disease can be undertaken, together with investigation of the drug’s utility in other types of cancers, such as gastro-esophageal tumors, colon or rectal carcinoma might be conducted. A Phase II study in a back-up indication, such as advanced therapy refractant prostate cancer, will also be considered. This indication is based on positive preclinical pharmacology studies.

Pancreatic Cancer

Pancreatic cancer is one of the most lethal malignancies with a median survival of less than six months and a five-year survival rate of less than 5%. The lethal nature of this disease stems from its propensity rapidly to disseminate to the lymphatic system and distant organs. This aggressive biology and resistance to conventional and targeted therapeutic agents leads to a typical clinical presentation of incurable disease at the time of diagnosis.

Pancreatic cancer has claimed notoriety over the last decades by proving to be one of the most recalcitrant solid tumors. As an indicator of its lethality, pancreatic cancer accounts for less than 3% of new cancers diagnosed annually in developed countries; yet, it is the third leading cause of cancer related mortality.

Since pancreatic cancer is an essentially fatal condition, disease duration is roughly equivalent with survival time. The median time of survival of patients with pancreatic cancer depends on the extend of disease at the time of diagnosis and ranges from 11 to 20 months for patients who qualified for surgical resection (Stage I/II), to 6-11 months for patients with locally advanced disease (Stage III), and only two to six months for patients with metastatic disease (Stage IV) (Amikura 1995, Richter 2003). Taking these low survival times into consideration, the yearly incidence rates for pancreatic cancer are considered the more relevant measure for this disease.

Each year the American Cancer Society estimates the numbers of new cancer cases and deaths that will occur in the United States in the current year and compiles the most recent data on cancer incidence, mortality, and survival. Incidence data are collected by the National Cancer Institute (NCI), the Centers for Disease Control and Prevention (CDC), and the North American Association of Central Cancer Registries (NAACCR). In 2020, it was estimated that a total of more than 1,806,590 new cancer cases and more than 606,520 cancer deaths occurred in the United States according to the National Cancer Institute. Amongst these, a total of almost 50,000 new cases of pancreatic cancer (3.2% of new cancer cases) were estimated, which resulted in more than 40,000 deaths (8.2% of cancer deaths). This means only 20% survival rate of patients diagnosed with pancreatic cancer.

Ovarian Cancer

Ovarian cancer is a generic term that can be used for any cancer involving the ovaries, arising from one of the several different cell types of ovaries, including germ cells, specialized gonadal stromal cells and epithelial cells. Epithelial ovarian cancer accounts for approximately 90% of ovarian cancers and is responsible for most ovarian cancer related deaths. Furthermore, several subtypes of ovarian cancer have been described according to different risk factors, different genetic mutations, different biological behaviors and different prognoses. This heterogeneity of the disease has impeded progress in the prevention, early detection, treatment and management of ovarian cancer.

In 2020, ovarian cancer is the eighth most diagnosed cancer among women in the world and accounts for an estimated 313,959 new cases and 207,252 deaths worldwide (World Cancer Research Fund International)., In the USA, 19,880 new cases (2015 – 2019) and 12,810 related deaths (2016 – 2020) are estimated to occur (National Cancer Institute). The disease typically presents at late stage when the five-year relative survival rate is only 29%. Few cases (15%) are diagnosed with localized tumor (stage 1), when the five-year survival rate is 92%. Strikingly, the overall five-year relative survival rate generally ranges between 30% to 40% across the globe and has seen only very modest increases since 1995.

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

While progress has been made within the oncology sector in developing new treatments, the overall cancer death rate has only improved by fifteen percent over the last 30 years. This is attributed to a reduction in smoking and an increase in 5-year survival rates for cancers.

Most of these new treatments have some limitations, such as:

1.	significant toxic effects;

2.	expense; and

3.	limited survival benefits.

We believe that our treatment will provide a competitive advantage over the following treatments:

●	Chemotherapeutics: Side effects from chemotherapy can include pain, diarrhea, constipation, mouth sores, hair loss, nausea and vomiting, as well as blood-related side effects, which may include a low cell count of infection fighting white blood cells (neutropenia), low red blood cell count (anemia), and low platelet count (thrombocytopenia). Our goal is to demonstrate that our treatment will be more effective than chemotherapeutic and hormonal therapies with fewer side effects.

●	Targeted therapies: The most common type is multi-targeted kinase inhibitors (molecules which inhibit a specific class of enzymes called kinases). Common side effects include fatigue, rash, hand-foot reaction, diarrhea, hypertension and dyspnea (shortness of breath). Further, tyrosine kinases inhibited by these drugs appear to develop resistance to inhibitors. While the clinical findings with PRP are early and subject to confirmation in future clinical trials, no evidence has yet been observed of the development of resistance by the cancer to PRP.

●	Monoclonal antibodies: Development of monoclonal antibodies is often difficult due to safety concerns. Side effects that are most common include skin and gastro-intestinal toxicities. For example, several serious side effects from Avastin, an anti-angiogenic cancer drug, include gastrointestinal perforation and dehiscence (e.g., rupture of the bowel), severe hypertension (often requiring emergency treatment) and nephrotic syndrome (protein leakage into the urine). Antibody therapy can be applied to various cancer types, but can also be limited to certain genetic sub-populations in many instances.

●	Immunotherapy: There is a long history of attempts to develop therapeutic cancer vaccines to stimulate the body’s own immune system to attack cancer cells. While these products generally do not have the poor safety profile of standard therapeutic approaches, only a small number of them are FDA-approved and available compared to the number of patients diagnosed with cancer. Furthermore, only a relatively small number of the patient population is eligible to receive and subsequently respond to treatment, as defined by preventing tumor growth.

PRP Development Strategy

Our goal is to foster early-stage clinical development of PRP to bring it to a significant value inflection point, where the commercial attractiveness of the drug in development, together with a greater likelihood of achieving market authorization, may attract potential interest from licensees seeking to acquire new products. Such value inflection points in the context of cancer drugs are typically at the point where formal, controlled clinical trials have demonstrated either “efficacy” or “proof of concept” – typically meaning that there is controlled clinical trial evidence that the drug is effective in the proposed target patient population, has an acceptable safety profile, and is suitable for further development. It is our intention to progress the development of our technology through the completion of our planned Phase IIa clinical trials and then to seek a licensee for further development beyond that point.

As part of that commercial strategy, we intend to:

●	continue research and development to build our existing intellectual property portfolio, and to seek new, patentable discoveries;

●	seek to ensure all product development is undertaken in a manner that makes its products approvable in the major pharmaceutical markets, including the U.S., Europe, the UK, Australia and Japan;

●	aggressively pursue the protection of our technology through all means possible, including patents in all major jurisdictions, and potentially trade secrets; and

●	make strategic acquisitions to acquire new companies that have intellectual property or products that complement our future goals.

PRP Development Plan and Milestones

We plan to progress PRP using a conventional early-stage clinical development pathway, which entails:

●	obtaining regulatory and/or ethics approval to conduct a Phase Ib study; and

●	conducting Phase IIa multiple escalating dose studies to investigate the safety, tolerability, and pharmacokinetics of PRP administered intravenously to patients.

Preclinical development of PRP has been completed, including pharmacology and safety toxicology studies, process development activities and bioanalytical method development. The full-scale good manufacturing practice (“GMP”) finished product manufacture of PRP will be completed in preparation for the FIH Phase Ib study. Validation of the bioanalytical method will also be completed prior to lodging our first CTA, which we plan to undertake at the Peter MacCallum Cancer Centre in Melbourne, Victoria, Australia’s largest cancer hospital. We are collaborating with CROs, manufacturing partners and consultants to complete activities prior to preparing the CTA for the Phase Ib study.

We have received expressions of interest to evaluate proenzyme therapy as a method to prevent recurrence and metastasis of solid tumors in pancreatic and ovarian cancers. The letters of interest were confirmed by medical oncologists specializing in pancreatic and ovarian cancers, from the University Hospital of Jaén, in Granada, Spain. We believe that the evaluation will most likely be conducted as separate Phase IIa proof of concept, multi-trial center studies for each target indication. The expressions of interest were confirmed after their evaluation of our scientific literature supporting the use of proenzymes in pancreatic and ovarian cancers. The Phase Iia proof of concept studies will be conducted after the Phase Ib dose escalation study investigating the tolerability and activity of proenzyme therapy in patients with advanced solid tumors is completed at the Peter MacCallum Cancer Centre.

In Australia, we receive an up to 43.5% “cash-back” benefit in the form of a refund of our qualified research and, development costs and expenses. We received a refund of $192,872 AUD ($129,841)  and $75,800 AUD ($54,977 USD) for the years ended June 30, 2023 and 2022, respectively. We are continuing to evaluate all options to conduct our planned clinical trials in the most cost-efficient manner, while striving to minimize dilution to our stockholders.

We anticipate reaching the Phase Iia proof of concept milestone in approximately three to four years, subject to regulatory approval in US, Europe and Australia, and the results from our R&D and licensing activities.

Our overhead and expenses are likely to increase from its current level as PRP progresses down the development pathway. This increase will be driven by the need to increase our internal resources in order to effectively manage our research and development activities.

Anticipated timeline

In fourth calendar quarter of 2023, we anticipate the submission of the CTA for PRP. We anticipate receiving approval of the CTA in the second half of the 2023 calendar year. Following the CTA, we plan to commence our study preparation process, including CRO Selection and Contracts, Analytical Lab Selection Contracts and Trial Sites Selection and Contracts. In connection with the CTA, this product will be part of our Investigation Medicinal Product Dossier, study protocol and Investigator’s Brochure. In the second half of the 2023 calendar year, we hope to complete the study preparation process together with the Preparation of Logistics and Trial Sites Initiation Visits and complete our CTA review. Commencing in the first half of the 2024 calendar year, we intend to initiate a Phase Ib study in advanced cancer patients with solid tumors and we anticipate costs to be approximately $6.5 million. We will need to raise additional financing to fund our planned Phase I, II and III clinical trials and for working capital.

Research Activity	Timeline
CTA	August 2023 – February 2024
Investigational Medicinal Product Dossier
Phase Ib Clinical Study Protocol
Investigator’s Brochure
CTA Compilation	December 2023 – February 2024
CTA Submission	February 2024
CTA Approval	March 2024
CTA Review	March 2023 – April 2024
Contract Research Organization and Contracts	October 2023 – February 2024
Analytical Laboratory Selection and Contracts
Trial Site Selection and Contracts
Preparation of Logistics	February 2024 – June 2024
Trial Site Initiation Visits
First Patient/First Visit	June 2024

Pop1 Joint Research And Drug Discovery Program

The POP1 Program has been established with our collaborators at the universities of Jaén and Granada to investigate the changes in genetic and protein expression that occur in cancer cells as a consequence of being exposed to our proenzyme formulation. The objective of this work is to understand at the molecular level the targets of our proenzyme formulation, thereby providing the opportunity for new, patentable drugs which can be developed further. We plan to commence a targeted drug discovery program utilizing the identified molecular target to search for novel anticancer agents.

The POP1 Program has produced synthetic recombinant versions of the two proenzymes, trypsinogen and chymotrypsinogen. Our joint scientific researchers are developing a novel expression system and are also in the process of optimizing conditions to achieve high titers of recombinant trypsinogen and chymotrypsinogen. Further, the anticancer effects of the synthetic versions will be tested against the naturally derived proenzymes from bovine origin.

Financial Objectives

Multiple factors, many of which are outside of our control, can impact our ability to achieve our target objectives within the planned time and budgetary constraints. Subject to these caveats, our objective is to complete our planned Phase IIa study for PRP within the proposed timeline.

We primarily outsource services, skills and expertise to third parties as required to achieve our scientific and corporate objectives. As the business grows and gains more personnel, outsourcing will continue to be the preferred model, where fixed and variable costs are carefully managed on a project-by-project basis. This means our R&D activities are carried out by third parties. Additional third parties with specific expertise in research, compound screening and manufacturing (including raw material suppliers) have been contracted as required.

Corporate Strategy

Our initial focus is to organize, coordinate and finance the various parts of our drug development pipeline. We intend to carefully introduce new personnel into our Company over time as our R&D activities expand. We plan for such personnel to have specific expertise in product development, manufacture and formulation, regulatory affairs, toxicology, clinical operations and business development (including intellectual property management, licensing and other corporate activities). Additional clinical management and development expertise will likely be required at the outset to assist with the development of PRP. Therefore, we anticipate hiring additional employees in order to effectively manage our contractors as our development activities progress.

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

As part of our overall expansion strategy, from time to time, we investigate potential intellectual property acquisition opportunities to expand our product portfolio. While our initial focus is on the development of PRP as our lead product candidate, other potential product candidates may also be considered for future preclinical and clinical development. These potential opportunities have arisen from other research and development organizations, which either own existing intellectual property or are currently developing new intellectual property, which may be of interest to us. These opportunities are possible new cancer treatments that are potentially less toxic than existing treatment approaches and are able to fill an existing gap in the treatment process, such as a systemic de-bulking method which could reduce the size and threat of metastases to a more manageable level for late-stage cancer patients.

We believe these potential treatment approaches will be complementary to existing treatment regimens and PRP. No formal approaches regarding such other products have currently been made and it is unknown whether we will engage in any such discussion in the near future. However, as we further develop PRP within the development pathway, we intend to assess future opportunities that may arise to use the expertise of our management and scientific personnel for future prospective R&D projects.

Current Operations

We are at a pre-revenue stage. We do not know when, if ever, we will be able to commercialize any of our products and to begin to generate revenue. We are focusing our efforts on organizing, coordinating and financing the various aspects of our drug R&D program described herein. In order to commercialize any of our products, we must complete preclinical development, Phase Ib, IIa and IIb clinical trials in Europe, the U.S., UK, Australia or elsewhere, and satisfy the applicable regulatory authority that PRP is safe and effective. If the results from Phase II trials are convincing, we will seek conditional approval from the applicable regulatory authorities sooner. From the time we commence clinical trials for any product, we estimate it will take approximately three to four years if we seek conditional approval upon completion of Phase II trials. When we advance our development projects sufficiently down the development pathway and achieve a major increase in value, such as obtaining interim efficacy data from Phase II clinical trials, we will seek a suitable licensing partner to complete the remaining development activities, obtain regulatory approval and market the product.

Market Opportunity

The global metastatic cancer treatment market is predicted to reach $111 billion by 2027, according to a January 2022 report by Emergen Research. Demand for new cancer products can largely be attributed to a combination of a rapidly aging population in western countries and changing environmental factors, which together are resulting in rising cancer incidence rates. Worldwide, the World Health Organization estimated 19.3 million new cancer cases and almost 10 million cancer deaths occurred in 2020. As such, global demand for new cancer treatments which are effective, safe and easy to administer is rapidly increasing. Our treatment will potentially target many aggressive tumor types for which little or few treatment options exist.

We plan to target patients with solid tumors, most likely pancreatic and ovarian tumors, for whom other treatment options have been exhausted. Globally these cancers resulted in over 673,255 deaths combined in 2020, according to the World Health Organization. With such a high mortality rate, a substantial unmet medical need exists for new treatments. Once the efficacy and safety of PRP has been demonstrated in late-stage patient populations, we plan to undertake exploration of the utility of the drug in earlier stage disease, together with investigation of the drug’s utility in other types of cancer.

Anticipated Market Potential

It is difficult to estimate the size of the market opportunity for this specific type of product as a clinically proven, pro-enzyme formulated suppository marketed to oncologists across global territories for specific cancer indications, to the best of management’s knowledge, has not been previously available. However, the markets for potential market for pancreatic and ovarian cancers may be characterized as follows:

●	The world market for pancreatic cancer drugs is projected to grow to $6.93 billion by the year 2030, according to Brainy Insights. Major players operating in the pancreatic cancer therapy market include Eli Lilly and Company, Roche Holding AG, Celgene Corporation, Amgen Inc., Novartis AG, Pharmacyte Biotech Inc., Clovis Oncology, Inc., Teva Pharmaceutical Industries Ltd., Pfizer Inc., Merck & Co., Inc., among others. For instance, in May 2018, Eli Lilly and Company acquired AMRO BioSciences, Inc., which is engaged into number of drugs for cancer. developments performed by the companies are helping the market to grow in the coming years.

●	The global market for ovarian cancer drugs expected to reach $13.9 billion by 2029, according to iHealthcareAnalyst. This will be driven by continued uptake and expected launches of the approved PARP (poly adenosine diphosphate-ribose polymerase) inhibitors. Major competitors operating in the global ovarian cancer treatment market include AbbVie Inc., AstraZeneca PLC (Acerta Pharma), Boehringer Ingelheim International GmbH, Chugai Pharmaceutical Co., Ltd., GSK plc (formerly, GlaxoSmithKline plc (Tesaro)), Gradalis, Inc., Incyte Corporation, MacroGenics, Inc., Oncotelic Therapeutics, Inc. (formerly, Mateon Therapeutics, Inc.), Merck & Co., Inc., Novartis AG, Kazia Therapeutics Limited (formerly, Novogen Limited), Vivesto AB (formerly, Oasmia Pharmaceutical AB), Pfizer Inc., Pharma Mar S.A., and Roche Holding AG.

New products can be defined as addition-in-class, advance-in-class, or first-in-class, depending on their degree of innovation. Addition-in-class products, defined as new APIs with established mechanisms of action, are often clinically important and highly commercially successful. Advance-in-class product innovation, defined as significantly differentiated and innovative new APIs, albeit with established mechanisms of action, remains a highly attractive strategy. However, first-in-class innovation, defined as products with a molecular target and/or mechanism of action not found in any approved products globally, remains the key product development strategy in terms of providing the greatest degree of differentiation, extending to a first-mover advantage and potentially the capture of significant market share.

Based on the current situation for these two markets, we believe there is an attractive opportunity in both the pancreatic and ovarian cancer market sectors for the introduction of PRP as a first-in-class, clinically proven product which can achieve new benefits for patients in terms of survival and quality of life. The current concentration of products suggests oncologists may be willing to try newly approved products, particularly if they can exhibit a favorable safety profile, although substantive R&D activities will be necessary to both obtain regulatory approval, and to generate the clinical safety and efficacy data needed to convince clinicians to use a new product.

License Agreements

University of Bath Commercialization Agreement

We previously sponsored a collaborative research project at the University of Bath to investigate the cellular and molecular mechanisms underlying the potential clinical approach of our proprietary proenzyme formulation. As a result of this undertaking, we entered into a Commercialization Agreement with the University of Bath, dated November 12, 2009 (the “Commercialization Agreement”), where, initially, we held an exclusive license with the University of Bath, and where we and University of Bath co-owned the intellectual property relating to our proenzyme formulations. The Commercialization Agreement originally provided for University of Bath to assign the Patents (as defined therein) to Propanc in certain specified circumstances, such as successful completion of a clinical trial and commencement of a Phase II (proof of concept) clinical trial.

On June 14, 2012, we and the University of Bath agreed to an earlier assignment to us of the patents pursuant to an Assignment and Amendment Deed, on the provision that the University of Bath retains certain rights arising from the Commercialization Agreement, as follows:

●	The University of Bath reserves for itself (and its employees and students and permitted academic sub-licensees with respect to research use) the non-exclusive, irrevocable, worldwide, royalty free right to use the patents for research use;

●	The publication rights of the University of Bath specified in the contract relating to the original research made between the parties with an effective date of July 18, 2008 will continue in force;

●	We agreed to pay to the University of Bath a royalty of two percent of any and all net revenues;

●	We agreed to use all reasonable endeavors to develop and commercially exploit the patents for the mutual benefit of us and the University of Bath to the maximum extent throughout the covered territory and in any additional territory and to obtain, maintain and/or renew any licenses or authorizations that are necessary to enable such development and commercial exploitation. Without prejudice to the generality of the foregoing, we agreed to comply with all relevant regulatory requirements in respect of our sponsoring and/or performing clinical trials in humans involving the administration of a product or materials within a claim of the patents; and

●	We agreed to take out with a reputable insurance company and maintain liability insurance coverage prior to the first human trials.

In consideration of such assignment, we agreed to pay royalties of two percent of net revenues to the University of Bath. Additionally, we agreed to pay five percent of each and every license agreement subscribed for. The contract is cancellable at any time by either party. To date, no amounts are owed under the agreement.

University of Jaén Collaboration Agreement

We have established a collaboration with the University of Jaén to carry out a research project aimed at the synthetic development of PRP and its subsequent validation. The University of Jaén is providing scientific research activities the Department of Health Sciences, which provides the necessary technical and human resources in order to carry out the programmed works. A Collaboration Agreement (the “Collaboration Agreement”), dated October 1, 2020, was entered into with the main objective for the synthetic development of PRP and its subsequent validation. Pursuant to the Collaboration Agreement, a pre-clinical protocol of safety evaluation was established relating to the antitumor efficacy on cancer stem cells and in orthotopic xenotransplantations derived from cancer stem cells isolated from tumor cell lines, and newly developed synthetic formulation based on the two pancreatic zymogens.

The ownership of potential intellectual property rights that may arise as a result of the knowledge obtained through such research project will belong to us. In consideration for payment of the compensation, the University of Jaén assigned and agreed to do all things reasonably required to assign to the contracting entity all industrial property rights arising from such research project.

In return for ownership of the industrial property rights arising from such research project, we agreed to pay the University of Jaén two percent of the net sales of any products sold by the contracting entity which fall within the scope of the protection of such industrial property rights.

A second collaborative research project commenced on July 27, 2022, with the universities of Jaén and Granada investigating the effect of pancreatic proenzymes against the tumor microenvironment and premetastatic niche. The specific tasks developed under this collaboration focuses on the effects of PRP on cancer associated fibroblasts within the tumor microenvironment. Consistent with existing rights, Propanc will own any intellectual property developed. The personnel of the investigation team of the universities of Jaén and Granada whose work has contributed to the creation of knowledge that give rise to industrial property rights should be listed as inventors. Further, Professor Macarena Perán from the University of Jaén and Professor Marchal from the University of Granada will receive one percent of the net revenue to us from sales of any products sold by us, or on our behalf, which fall within the scope of protection of such industrial property rights. The commencement date for the experiments was September 1, 2022, and the estimated length of time for completion is 24 months.

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

Intellectual Property

The Company has filed multiple patent applications relating to PRP. The Company’s lead patent application has been granted and remains in force in the U.S., Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, the Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Turkey, the UK, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore, Malaysia, South Africa, Mexico, the Republic of Korea, India, Brazil and Canada.

In 2016 and early 2017, we filed three applications under the Patent Cooperation Treaty (the “PCT”). The PCT assists applicants in seeking patent protection by filing one international patent application under the PCT; thus, applicants can simultaneously seek protection for an invention in over 150 countries. Once filed, the application is placed under the control of the national or regional patent offices, as applicable, in what is called the national phase. One of the PCT applications filed in November 2016 entered national phase in July 2018 and another PCT application entered national phase in August 2018. A third PCT application entered national phase in October 2018.

As of September 27, 2023, we have 62 granted, allowed, or accepted patents and 14 patent applications filed, or under examination in key global jurisdictions, relating to the use of proenzymes against solid tumors, covering PRP.

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

For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap:

●	Phase I: Initially conducted in a limited population to test the product candidate for safety and dose tolerance;

●	Phase II: Generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the initial efficacy of the product for specific targeted indications and to determine optimal dosage. A Phase IIa trial is a non-pivotal, exploratory study that assesses biological activity as its primary endpoint. A Phase IIb trial is designed as a definite dose finding study with efficacy as the primary endpoint. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more extensive Phase III clinical trials;

●	Phase III: Commonly referred to as pivotal studies. When Phase II evaluations demonstrate that a dose range of the product is effective and has an acceptable safety profile, Phase III clinical trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically-dispersed clinical trial sites. Generally, replicate evidence of safety and effectiveness needs to be demonstrated in two adequate and well-controlled Phase III clinical trials of a product candidate for a specific indication. These studies are intended to establish the overall risk/benefit ratio of the product and provide adequate basis for product labelling; and

●	Phase IV: In some cases, the FDA may condition approval of an NDA on the sponsor’s agreement to conduct additional clinical trials to further assess the product’s safety, purity and potency after NDA approval. Such post-approval trials are typically referred to as Phase IV clinical trials.

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

The results of product development, preclinical studies and clinical trials, along with the aforementioned manufacturing information, are submitted to the FDA as part of an NDA. NDAs must also contain extensive manufacturing information. Under the Prescription Drug User Fee Act, the FDA agrees to specific goals for NDA review time through a two-tiered classification system, Standard Review and Priority Review. Standard Review is applied to products that offer at most, only minor improvement over existing marketed therapies. Standard Review NDAs have a goal of being completed within a ten-month timeframe, although a review can take significantly longer. A Priority Review designation is given to products that offer major advances in treatment, or provide a treatment where no adequate therapy exists. A Priority Review takes the FDA six months to review an NDA. It is likely that our product candidates will be granted Standard Reviews. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

The FDA may deny approval of an NDA if the applicable regulatory criteria are not satisfied, or it may require additional clinical data or additional pivotal Phase III clinical trials. Even if such data is submitted, the FDA may ultimately decide that the NDA does not satisfy the criteria for approval. Data from clinical trials is not always conclusive and the FDA may interpret data differently than we do. Once issued, product approval may be withdrawn by the FDA if ongoing regulatory requirements are not met or if safety problems occur after the product reaches the market. In addition, the FDA may require testing, including Phase IV clinical trials, risk evaluation and mitigation strategies, and surveillance programs to monitor the effect of approved products that have been commercialized, and the FDA has the power to prevent or limit further marketing of a product based on the results of these post-marketing programs. Products may be marketed only for the approved indications and in accordance with the provisions of the approved label. Further, if there are any modifications to the drug, including changes in indications, labelling or manufacturing processes or facilities, approval of a new or supplemental NDA may be required, which may involve conducting additional preclinical studies and clinical trials.

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

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data similar to that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing an NDA.

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase IV testing, risk mitigation strategies and surveillance to monitor the effects of an approved product or to place conditions on an approval that could restrict the distribution or use of the product.

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

On November 2, 2017, we were notified by the FDA that our request was not granted. The Office of Orphan Products Development (“OOPD”) stated that complete prevalence is used as a measure of disease in ovarian cancer, as this reflects the number of women who have been diagnosed with disease and may be eligible for treatment with the proposed therapy. Therefore, on the date of the submission of our application, the OOPD estimated that the prevalence of ovarian cancer was 228,110 cases. Since the prevalence exceeds the threshold of 200,000 to qualify for orphan drug designation, they could not grant our request. We may consider resubmitting our application if we can identify a suitable sub-population in ovarian cancer, which may meet the target threshold.

European Union

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials, commercial sales and distribution of our products if we conduct trials for, and market and sell our products, abroad. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or market our product in those countries. The approval process varies from country to country and the time may differ than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Despite these differences, the clinical trials will be conducted according to international standards, such as GCP, GMP and GLP, which is recognized by each foreign country under the International Conference of Harmonization Guidelines. We plan to conduct our trials in each foreign jurisdiction according to these standards, undertaking a FIH Phase Ib study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics, and anti-tumor efficacy of PRP. This will be followed by two Phase II studies evaluating the efficacy and safety of PRP. To ensure harmonization between the jurisdictions, we intend to conduct regulatory meetings in the country in which trials are conducted, as well as with the FDA and the EMA. A pre-IND meeting will be held with the FDA once initial patient data has been collected from the FIH study to ensure acceptability of future planned Phase II trials.

Under European Union regulatory systems, we must submit and obtain authorization for a CTA in each member state in which we intend to conduct a clinical trial. After we have completed clinical trials, we must obtain marketing authorization before we can market its product. We must submit applications for marketing authorizations for oncology products under a centralized procedure. The centralized procedure provides for the grant of a single marketing authorization that is valid for all European Union member states. The EMA is the agency responsible for the scientific evaluation of medicines that are to be assessed via the centralized procedure.

On June 23, 2016, the UK government held a referendum to gauge voters’ support to remain or leave the European Union. The referendum resulted in 51.9% of UK voters in favor of leaving the European Union, commonly referred to as “Brexit.” On March 29, 2017, the UK invoked Article 50 of Lisbon Treaty to initiate complete withdrawal from the European Union, which was effectuated on January 31, 2020. The center for the EMA was based in London, but the European Union has relocated the center to The Netherlands.

Australia

In Australia, the relevant regulatory body responsible for the pharmaceutical industry is the Therapeutics Goods Administration (the “TGA”). Prescription medicines are regulated under the Therapeutic Goods Act 1989. Under the Therapeutic Goods Act, the TGA evaluates new products for quality, safety and efficacy before being approved for market authorization, according to similar standards employed by the FDA and EMA in the United States and European Union, respectively. However, receiving market authorization in one or two regions does not guarantee approval in another.

Third-Party Payor Coverage and Reimbursement

Although none of our product candidates has been commercialized for any indication, if they are approved for marketing, commercial success of our product candidates will depend, in part, upon the availability of coverage and reimbursement from third-party payors at the federal, state and private levels. In addition, in many countries outside the United States, a drug must be approved for reimbursement before it can be approved for sale in that country.

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

Other Regulations

We are also subject to numerous federal, state, and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

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

Many of our competitors have significantly greater financial resources and expertise in R&D, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Employees

As of September 27, 2023, we have one full-time and one part-time employee. In addition to our employees, we engage key consultants and utilize the services of independent contractors to perform various services on our behalf. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business. Over time, we may be required to hire additional employees or engage independent contractors to execute various projects that are necessary to grow and develop our business. These decisions will be made by our officers and directors, if and when appropriate.

Corporate Information

Propanc is based in Camberwell, Victoria, Australia. Since its inception, substantially all of the operations of the Company have been focused on the development of new cancer treatments targeting high-risk patients, particularly cancer survivors, who need a follow-up, non-toxic, long-term therapy designed to prevent the cancer from returning and spreading. The Company anticipates establishing global markets for its technologies. PRP is an enhanced pro-enzyme formulation designed to enhance the anti-cancer effects of multiple enzymes acting synergistically. It is currently in the preclinical phase of development.

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

On July 22, 2016, the Company formed another wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency (the “EMA”) as a small and medium-sized enterprise. As of the date of this prospectus, there has been no activity within this entity.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to reflect the Company’s stage of operations and development better.

Our principal executive office is located at 302, 6 Butler Street, Camberwell, VIC, 3124 Australia. Our telephone number is 61 03 9882 0780. Our website is www.propanc.com.

Available Information

Copies of our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and other documents that we will file with or furnish to the SEC will be available free of charge by sending a written request to our Corporate Secretary at our corporate headquarters. Our filings with the SEC are available to the public through the SEC’s website at www.sec.gov.

We maintain a corporate website at www.propanc.com. You will be able to access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports, proxy statements and other information to be filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC free of charge at our website as soon as reasonably practicable after such material will be electronically filed with, or furnished to, the SEC. The information contained in, or that can be accessed through, our website is not part of this Annual Report on Form 10-K.

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

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company’s parent U.S. entity is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure in the June 30, 2023 and 2022 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted under the ticker symbol “PPCB” on the OTC Pink.

On September 27, 2023, the last reported sales price per share of our Common Stock on the OTC Pink was $0.0248.

Security Holders

As of September 27, 2023 we had 79 record holders of our Common Stock.

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

Recent Sales of Unregistered Securities

Shares issued for services

On July 1, 2022, the Company issued 12,271 shares of Common Stock to a consultant for services rendered from April 2022 to June 2022, valued at approximately $3.70 per share or $45,403, the closing price of the Common Stock on the date of issuance to such consultant.

On October 25, 2022, the Company issued 6,111 shares of Common Stock to a consultant for services rendered in October 2022, valued on the trading price of the Common Stock on the date of such issuance at $0.90 per share, or $5,500.

On November 16, 2022, the Company issued 73,301 shares of Common Stock to a consultant for services rendered from July 2022 to November 2022, valued at approximately $0.70 per share or $51,311, the closing price of the Common Stock on the date of issuance to such consultant.

On July 10, 2023, the Company issued 608,423 shares of Common Stock to a consultant for services rendered from November 2022 to June 2023, valued at approximately $0.135 per share or $82,137, the closing price of the Common Stock on the date of issuance to such consultant.

Issuance of Shares of Common Stock upon Conversion

From July 1, 2022 through September 14, 2022, the Company issued an aggregate of 264,493 shares of Common Stock at an average conversion price of $1.00 per share as a result of the conversion of principal of $327,200 and accrued interest of $22,330 underlying certain outstanding convertible notes converted during such period.

From October 17, 2022 through December 27, 2022, the Company issued an aggregate of 380,506 shares of Common Stock at an average conversion price of $1.00 per share as a result of the conversion of principal of $158,500 and accrued interest of $7,191 underlying certain outstanding convertible notes converted during such period.

From January 5, 2023 through March 30, 2023, the Company issued an aggregate of 1,375,598 shares of Common Stock at an average conversion price of $0.20 per share as a result of the conversion of principal of $290,000 and accrued interest of $17,985 underlying certain outstanding convertible notes converted during such period.

From April 13, 2023 through June 30, 2023, the Company issued an aggregate of 3,847,814 shares of Common Stock at an average conversion price of $0.05 per share as a result of the conversion of principal of $159,999, accrued interest of $33,079 and conversion fees of $1,838 underlying certain outstanding convertible notes converted during such period.

From July 1, 2023 through September 18, 2023, the Company issued an aggregate of 4,898,307 shares of Common Stock at an average conversion price of $0.02 per share as a result of the conversion of principal of $98,954, accrued interest of $7,071 and conversion fees of $1,277 underlying certain outstanding convertible notes converted during such period.

Shares issued under the Equity Line

On July 13, 2022, the Company issued 14,337 shares of Common Stock at an average price per share of approximately $2.00, as a result of delivering a drawdown notice to an investor pursuant to an equity line of credit agreement and received gross aggregate proceeds of $24,711 from such drawdown notice.

Between April 5, 2022 and June 30, 2022, the Company issued an aggregate of 25,663 shares of Common Stock at an average price per share of approximately $10.00, as a result of delivering four draw down notices to the Selling Stockholder. Consequently, the Company received gross aggregate proceeds of $123,043.

Other

On November 3, 2022, the Company and an institutional investor entered into a note purchase agreement, pursuant to which the Company issued the institutional investor a 10% unsecured convertible promissory note, dated November 3, 2022, with an aggregate face value of $125,000, the principal and interest of which is convertible into shares of Common Stock following an event of default under such note. The note was issued with a $25,000 original issue discount and bears interest at a rate of 10% per annum, with $12,500 in guaranteed interest. Additionally, pursuant to the purchase agreement and the note, the Company issued to the institutional investor, for no additional consideration, an aggregate of 75,000 shares of Common Stock.

On June 29, 2023, the Company entered into a securities purchase agreement with an investor, which closed on July 6, 2023, pursuant to which the investor purchased a convertible promissory note from the Company in the aggregate principal amount of $65,000, such principal and the interest thereon convertible into shares of Common Stock at the option of the investor at any time after 180 days of the note.

On July 5, 2023, the Company issued an investor, in partial consideration for the purchase of a $153,256 note issued by the Company, 15,000,000 warrants to purchase common stock immediately exercisable at an initial exercise price of $0.01 per share (subject to certain adjustments such as stock dividend, stock splits, subsequent right offering and pro-rata distribution) with an expiry date of July 5, 2026.

On July 19, 2023, the Company entered into a securities purchase agreement with an investor, which closed on July 28, 2023, pursuant to which the investor purchased a convertible promissory note from the Company in the aggregate principal amount of $45,000, such principal and the interest thereon convertible into shares of Common Stock at the option of the investor at any time after 180 days of the note.

On August 15, 2023, the Company issued to an institutional investor a 10% original issue discount promissory note in consideration for $120,000, which has a principal face amount of $132,000, matures on November 15, 2023 and accrues interest at a rate of 10% per annum, which may be increased to 18% in the event of a default.

On August 16, 2023, the Company entered into a securities purchase agreement with an investor, which closed on August 16, 2023, pursuant to which the investor purchased a convertible promissory note from the Company in the aggregate principal amount of $55,000, such principal and the interest thereon convertible into shares of Common Stock at the option of investor at any time after 180 days of the note.

On August 23, 2023, the Company entered into a securities purchase agreement with an investor, which closed on August 23, 2023, pursuant to which the investor purchased a convertible redeemable promissory note in the aggregate principal amount of $77,500 from the Company for $72,500, such principal and the interest thereon convertible into shares of Common Stock at the option of investor at any time.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our business and results of operations in conjunction with the information set forth in our consolidated financial statements and notes thereto appearing under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors. See “Forward-Looking Statements” on page 3 of this Annual Report on Form 10-K. As used herein, references to the “Company,” “Propanc,” “we,” “our,” and “us” refer to Propanc Biopharma, Inc. and its consolidated subsidiary, unless otherwise indicated.

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

Recent Developments

June Purchase Agreement

On June 29, 2023, the Company entered into a securities purchase agreement with an investor (the “June Investor”), which closed on July 6, 2023, pursuant to which the June Investor purchased a convertible promissory note (the “June Note”) from the Company in the aggregate principal amount of $65,000, such principal and the interest thereon convertible into shares of Common Stock at the option of June Investor at any time after 180 days of the June Note (the “June Conversion Shares”).

The conversion price for the June Note is equal to 65% of the market price of the Common Stock, which is based on the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a notice of conversion of the June Note. Pursuant to the June Note, the Company is required to maintain an initial reserve of at least 500% of the number of June Conversion Shares, subject to any increase of such reserved amount by the June Investor.

The maturity date of the June Note is June 29, 2024 and bears interest at a rate of 8% per annum, which may be increased to 22% in the event of a default. Between the period beginning 60 days following the date of the June Note and 180 days thereafter, the Company has the right to prepay the principal and accrued but unpaid interest due under the June Note at a 110% premium plus accrued and unpaid interest, together with any other amounts that the Company may owe the June Investor under the terms of the June Note, in accordance with its terms, which premium increases during such period, up to a maximum of 129%. For further information on such purchase agreement and June Note, see the Current Report on Form 8-K filed by the Company with the SEC on July 12, 2023 and the exhibits filed therewith.

July Loan Agreement

On July 5, 2023, the Company and the July Investor entered into a letter agreement, pursuant to which the July Investor loaned the Company an aggregate of AU$230,000. Pursuant to the agreement, the term of such loan is three (3) years, ending on July 5, 2026, with an interest rate of 10% to be paid monthly in arrears. A portion of the proceeds of such loan were used to repay an outstanding balance of approximately $143,000 due on a convertible promissory note held by a third-party investor and which had been in default. In connection with such loan, the Company issued a common stock purchase warrant to the July Investor immediately exercisable for up to an aggregate of 15,000,000 shares of Common Stock, at an initial exercise price of $0.01 per share. For further information on such letter agreement and warrant, see the Current Report on Form 8-K filed by the Company with the SEC on July 12, 2023 and the exhibits filed therewith.

July Purchase Agreement

On July 19, 2023, the Company entered into an additional securities purchase agreement with the June Investor, which closed on July 28, 2023, pursuant to which the June Investor purchased the July Note from the Company in the aggregate principal amount of $45,000, such principal and the interest thereon convertible into shares of Common Stock at the option of June Investor at any time after 180 days of the July Note.

The conversion price for the July Note is equal to 65% of the market price of the Common Stock, which is based on the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a notice of conversion of the July Note. Pursuant to the July Note, the Company is required to maintain an initial reserve of at least 500% of the number of July Conversion Shares, subject to any increase of such reserved amount by the June Investor.

The maturity date of the July Note is July 19, 2024 and bears interest at a rate of 8% per annum, which may be increased to 22% in the event of a default. Between the period beginning 60 days following the date of the July Note and 180 days thereafter, the Company has the right to prepay the principal and accrued but unpaid interest due under the July Note at a 110% premium plus accrued and unpaid interest, together with any other amounts that the Company may owe the June Investor under the terms of the July Note, in accordance with its terms, which premium increases during such period, up to a maximum of 129%. For further information on such purchase agreement and July Note, see the Current Report on Form 8-K filed by the Company with the SEC on August 8, 2023 and the exhibits filed therewith.

July Equity Line Agreement

On July 20, 2023, we entered into the Stock Purchase Agreement with the Selling Stockholder providing for an equity financing facility, pursuant to which Company has the option to request that the Selling Stockholder commit to purchase up to $5,000,000 of the Shares over a 24-month term commencing on the date on which the registration statement of which this prospectus forms a part is declared effective by the SEC. For a more detailed description of the Stock Purchase Agreement and the issuance of the Shares to the Selling Stockholder, see the section here entitled “Private Placement”.

Termination of November 2022 Equity Line Agreement

As previously disclosed in our Quarterly Report on Form 10-Q filed on November 14, 2022, we entered into the Coventry Purchase Agreement with Coventry Enterprises, LLC, a Delaware limited company. On July 25, 2023, we terminated the Coventry Purchase Agreement in accordance with its terms, effective immediately. For further information on such purchase agreement, see the Quarterly Report on Form 10-Q filed by the Company with the SEC on November 14, 2022 and the exhibits filed therewith.

August 16, 2023 Purchase Agreement

On August 16, 2023, the Company entered into a securities purchase agreement with the August Investor, which closed on August 16, 2023, pursuant to which the August Investor purchased a convertible promissory from the Company in the aggregate principal amount of $55,000, such principal and the interest thereon convertible into shares Common Stock at the option of August Investor at any time after 180 days of the issuance date of the August Note (the “Conversion Shares”).

The conversion price for the August Note is equal to 65% of the market price of the Common Stock, which is based on the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a notice of conversion of the August Note. Notwithstanding the foregoing, such conversions are subject to a 4.99% beneficial ownership limitation and adjustments for stock splits, stock dividends or rights offerings, mergers, consolidations, reorganizations and similar events set forth in the August Note. Pursuant to the August Note, the Company is required to maintain an initial reserve of at least 500% of the number of Conversion Shares, subject to any increase or decrease of such reserved amount to reflect the Company’s obligations under the August Note.

The maturity date of the August Note is August 16, 2024 and bears interest at a rate of 8% per annum, which may be increased to 22% in the event of a default. During the first 60 days following the date of the August Note, the Company has the right to prepay the principal and accrued but unpaid interest due under the August Note, together with any other amounts that the Company may owe the August Investor under the terms of the August Note, at a 110% premium of the face amount plus accrued and unpaid interest and any other amounts owed to the August Investor, which increases to (i) 115% if prepaid after 60 days, but less than 91 days from the issuance date, (ii) 120% if prepaid after 90 days, but less than 121 days from the issuance date, (iii) 125% if prepaid after 120 days, but less than 151 days from the issuance date, and (iv) 129% if prepaid after 150 days, but less than 181 days from the issuance date. After this initial 180-day period, the Company does not have a right to prepay the August Note. For further information on such purchase agreement and July Note, see the Current Report on Form 8-K filed by the Company with the SEC on August 21, 2023 and the exhibits filed therewith.

August Promissory Note

On August 15, 2023, the Company issued to an institutional investor (the “August Lender”) a 10% original issue discount promissory note (the “Promissory Note”) in consideration for $120,000, which has a principal face amount of $132,000, matures on November 15, 2023 and accrues interest at a rate of 10% per annum, which may be increased to 18% in the event of a default. The Company has the right to prepay the principal and accrued but unpaid interest due under the Promissory Note, together with any other amounts that the Company may owe the August Lender under the terms of the Promissory Note, on or before September 14, 2023 at a 110% premium of the face amount plus accrued and unpaid interest and any other amounts owed to the August Lender, which increases to (i) 120% if prepaid after such date, but on or before October 14, 2023, and (ii) 130% if prepaid after October 14, 2023, unless the Company and the Lender agree to otherwise effect repayment. For further information on such purchase agreement and July Note, see the Current Report on Form 8-K filed by the Company with the SEC on August 21, 2023 and the exhibits filed therewith.

August 23, 2023 Purchase Agreement

On August 23, 2023, the Company entered into a securities purchase agreement with an investor (the “Investor”), which closed on August 23, 2023, pursuant to which the Investor purchased a convertible redeemable promissory note in the aggregate principal amount of $77,500 (the “Note”) from the Company for $72,500. The principal and the interest thereon is convertible into shares Common Stock at the option of Investor at any time (the “Conversion Shares”).

The initial conversion price for the Note is equal to $0.04 per share (the “Fixed Price”), provided that the Fixed Price will be reduced to $0.02 per share in the event that the market price of the Common Stock trades below $0.03 per share for five consecutive trading days. In the event of a default under the Note and unless the Fixed Price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default. Pursuant to the Note, in the event that such conversion price is below the par value of the Common Stock, the Company has agreed to take all steps to reduce such par value or conduct a reverse split of its Common Stock, as applicable. Notwithstanding the foregoing, such conversion price and lookback periods are subject to adjustment in favor of the Investor in the event the Company issues securities to another party with more favorable conversion terms, and such conversions are subject to a 4.99% beneficial ownership limitation (which may be increased to 9.9% upon 60 days’ prior written notice from the holder of the Note) and adjustments for mergers, consolidations, reorganizations and similar events set forth in the Note, other than a transfer or sale of all or substantially all Company assets. Pursuant to the Note, the Company is required to maintain an initial reserve of at least 400% of the number of Conversion Shares, subject to any increase of such reserved amount to reflect the Company’s obligations under the Note.

In addition, pursuant to the Note, in the event of a transfer or sale of all or substantially all of the Company’s assets, or certain merger, consolidation, reorganization and similar events described in the Note, the Company will be required to, upon the Investor’s request, (i) redeem the Note in cash for 150% of the principal and accrued but unpaid interest thereon through such redemption date or (ii) convert the unpaid principal and accrued but unpaid interest into shares of Common Stock immediately prior to such event at the conversion price then in effect.

The maturity date of the Note is February 23, 2024 and bears interest at a rate of 8% per annum, which may be increased to 24% in the event of a default. Interest on such Note is payable only in Common Stock in accordance with the terms of conversion in the Note. During the first 60 days following the date of the Note, the Company has the right to prepay the principal and accrued but unpaid interest due under the Note, at a 110% premium of the face amount plus accrued and unpaid interest, which increases to (i) 120% if prepaid after 60 days, but less than 121 days from the issuance date and (ii) 125% if prepaid after 120 days, but less than 181 days from the issuance date. After this initial 180-day period, the Company does not have a right to prepay the Note. For further information on such purchase agreement and July Note, see the Current Report on Form 8-K filed by the Company with the SEC on August 29, 2023 and the exhibits filed therewith.

Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

Fiscal Year Ended June 30, 2023, as compared to the Fiscal Year Ended June 30, 2022

Revenue

For the fiscal years 2023 and 2022 we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expenses

Administration expenses decreased to $1,499,885 for the year ended June 30, 2023, as compared to $1,706,452 for the year ended June 30, 2022. This decrease of approximately $207,000 is primarily attributable to a decrease of approximately $231,000 in stock-based expenses, a decrease in general consulting, legal and investor relation fees of approximately $91,000 offset by increases in accounting fees of approximately $15,000, employee remuneration expense of approximately $89,000, marketing expense of $7,000 and other general and administrative expenses of approximately $4,000.

Occupancy Expense

Occupancy expense increased to $28,841 as compared to $28,366 for the year ended June 30, 2023. This increase of $475 is primarily attributable to exchange rate movements over the period when compared to the same year in 2022.

Research and Development Expenses

Research and development expenses decreased to $247,919 for the year ended June 30, 2023, as compared to $256,052 for the year ended June 30, 2022. The decrease in research and development expenses of $8,133 is primarily due to foreign currency fluctuations during the year. Such research and development expenses are related to the two-year collaboration agreement with University of Jaén, which was executed in October 2020 to provide certain research services to the Company ending on October 2022, relating to the investigation of a fully synthetic recombinant version of PRP. Additionally, on July 27, 2022, the Company entered into another two-year research agreement with the University of Jaén to provide certain research and experiment services to the Company relating to the investigation of the effects of pancreatic proenzymes against the tumor microenvironment.

Interest Expense

Interest expense decreased to $532,821 for the year ended June 30, 2023, as compared to $568,798 for the year ended June 30, 2022. Interest expense primarily comprised approximately $203,000 of debt discount amortization and accretion of put premium and interest expense from accrual of interest expense and other financing fees for a total of approximately $330,000 for the year ended June 30, 2023. This decrease in interest expense of $36,554 is primarily attributable to the decrease of approximately $220,000 in accretion of put premium offset by increase in amortization of debt discount of approximately $155,000 and increase in accrual of interest expense of $30,000.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities were increased to a loss of $(530,330) for the year ended June 30, 2023, as compared to a loss of $(99,111) for the year ended June 30, 2022. This increase in loss during the year ended June 30, 2023 of approximately $431,000 is primarily attributable to an increase in fair value of the principal amount of convertible notes with bifurcated embedded conversion option derivatives as a result of the decrease in the conversion prices of such notes during the year ended June 30, 2023.

Gain from Settlement of Accounts Payable

Gain from settlement of accounts payable was $17,499 for the year ended June 30, 2023, as compared to $0 for the year ended June 30, 2022. On August 16, 2022, the Company and a third-party investor relations consultant agreed to settle an outstanding payable of $23,050 in exchange for 2,305,000 warrants to purchase Common Stock at $0.01 per share with an expiry date of August 16, 2025 and fair market value of $5,551. Accordingly, the Company recognized gain from settlement of accounts payable of $17,499 during the year ended June 30, 2023.

Gain on Extinguishment of Debt, net

During the year ended June 30, 2023, the principal aggregate amount of convertible notes of $168,200, accrued interest of $16,632 and conversion fees of $1,838 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $556,272, resulting in a loss on extinguishment at the time of conversion of $369,602 and $352,051 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net loss of $17,551.

Additionally, during the year ended June 30, 2023, the Company recognized the remaining put premium of $43,520 related to a convertible note into gain on extinguishment of debt. The holder of such convertible note agreed to surrender all conversion rights in its currently held convertible notes due to violation of Section 15(a)(1) of the Exchange Act, which resulted in a net gain on extinguishment of debt of $25,969 (when considering the above loss) for the year ended June 30, 2023 compared to a loss on extinguishment of debt for the year ended June 30, 2022 of ($17,503).

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction decreased to a gain of $5,885 for the year ended June 30, 2023, as compared to a loss of $42,395 for the year ended June 30, 2022. The decrease of approximately $48,000 for the year ended June 30, 2023 is partially attributable to the decrease in exchange rates during the year ended June 30, 2023.

Benefit (provision) for taxes

During the years ended June 30, 2023 and 2022, the Company applied for and received from the Australian Taxation Office a research and development tax credit in the amount of $129,841 and $54,977, respectively.

Net loss

Net loss increased to $2,660,566 for the year ended June 30, 2023 as compared to a net loss of $2,658,087 for the year ended June 30, 2022. The change relates to the factors discussed above.

Deemed dividend

The Company recognized the value of the effect of a down round feature related to our Series A warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $466,273 and $700,340 and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants during the years ended June 30, 2023 and 2022, respectively.

Net loss available to common stockholders

Net loss available to common stockholders increased to $3,126,839 for the year ended June 30, 2023 as compared to a net loss of $3,358,427 for the year ended June 30, 2022. The change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2023, we had total assets of $60,328, comprised primarily of cash of $10,047, GST tax receivable of $2,867, prepaid expenses and other current assets of $6,125, property and equipment, net, of $302, operating lease ROU asset, net of $38,988, and security deposit of $1,999. As compared to June 30, 2022, we had total assets of $81,651, comprised primarily of cash of $4,067, GST tax receivable of $2,342, prepaid expenses and other current assets of $8,621, property and equipment, net, of $2,023, operating lease ROU asset, net of $62,523, and security deposit of $2,075.

We had current liabilities of $3,158,229, primarily comprised of net convertible debt of $390,539, loan payable of $65,280, accounts payable and accrued expenses of $1,546,425, employee benefit liability of $587,618, and embedded conversion option liabilities of $423,209 as of June 30, 2023. As compared to June 30, 2022, we had current liabilities of $3,062,981, primarily comprising net convertible debt of $926,438, accrued interest of $57,822, accounts payable and accrued expenses of $1,409,138, employee benefit liability of $415,799, and embedded conversion option liabilities of $151,262.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consulting fees and travel.

During the year ended June 30, 2023, we received proceeds from exercise of warrants of $475,000, proceeds from issuance of convertible notes of $590,250, proceeds from sale of our stocks of $24,711 and proceeds from the collection of subscription receivables of $23,758.

We have substantial capital resource requirements and have incurred significant losses since inception. As of June 30, 2023, we had $10,047 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the years ended June 30,
	2023	2022
Net cash used in operating activities	$(1,105,251)	$(1,436,304)
Net cash provided by financing activities	$1,113,719	$1,490,786
Effect of exchange rate changes on cash	$(2,488)	$(52,670)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $1,105,251 for the year ended June 30, 2023, due to our net loss of $2,660,566 offset primarily by non-cash charges of amortization of debt discount of $202,952, total stock-based compensation of $141,356, non-cash interest expense of $1,838, accretion of put premium of $232,674, change in fair value of derivatives of $530,330, foreign currency transaction gain of $5,885, and $25,969 gain on extinguishment of debt. Net changes in operating assets and liabilities totaled $472,587, which is primarily attributable to increase in accounts payable of $80,975, increase in accrued expenses and other payables of $130,511, employee benefit liability of $186,912, and accrued interest of $92,474.

Net cash used in operating activities was $1,436,304 for the year ended June 30, 2022, due to our net loss of $2,658,087 offset primarily by non-cash charges of amortization of debt discount of $47,971, total stock-based compensation of $387,139, non-cash interest expense of $2,250, accretion of put premium of $452,308, change in fair value of derivatives of $99,111, foreign currency transaction loss of $42,395, and $17,503 loss on extinguishment of debt. Net changes in operating assets and liabilities totaled $171,113, which is primarily attributable to increase in accounts payable of $18,870, increase in accrued expenses and other payables of $65,017, employee benefit liability of $29,907, and accrued interest of $63,878.

Net Cash Flow from Financing Activities

Cash flows provided by financing activities for the year ended June 30, 2023 were $1,113,719 as compared to $1,490,786 for the year ended June 30, 2022. During the year ended June 30, 2023 we received proceeds from the exercise of warrants of $475,000, proceeds from sale of common stock of $24,711, collections of subscription receivables of $23,758 and proceeds from issuance of convertible notes of $590,250. During the year ended June 30, 2022 we received proceeds from the exercise of warrants of $625,001, proceeds from sale of common stock of $99,285, and proceeds from issuance of convertible notes of $766,500.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $2,488 negative adjustment to cash flows in the year ended June 30, 2023 as compared to a negative adjustment of $52,670 to cash flows in the year ended June 30, 2022. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Going Concern Qualification

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the fiscal year ended June 30, 2023, the Company had no revenues, had a net loss of $2,660,566 and had net cash used in operations of $1,105,251. Additionally, as of June 30, 2023, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $3,139,190, $3,117,179, and $64,684,732, respectively.

Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2023 and 2022. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements of Propanc Biopharma, Inc. are included in this Annual Report on Form 10-K:

PROPANC BIOPHARMA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and the Board of Directors of:

Propanc Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Propanc Biopharma, Inc. and Subsidiary (the “Company”) as of June 30, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended June 30, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2023 and 2022, and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss of $2,660,566 and net cash used in operating activities of $1,105,251 for the fiscal year ended June 30, 2023. The Company has a working capital deficit, stockholder’s deficit, and accumulated deficit of $3,139,190, $3,117,179, and $64,684,732 respectively, at June 30, 2023. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7328

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

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

Derivative Liabilities

As noted in Footnote 1 “Derivative Instruments” and as described in Footnote 12 “Derivative Financial Instruments and Fair Value Measurements” to the consolidated financial statements, the Company recorded derivative transactions that resulted primarily in a net derivative expense in fiscal 2023 from change in fair value of derivative liabilities of $530,330, and derivative liabilities of $423,209 at June 30, 2023.

We identified the evaluation of instruments and contracts to determine whether there are derivatives to be recorded, the analysis of the accounting treatment and presentation for derivative transactions and the valuation of derivatives as critical audit matters. Auditing management’s analysis of the above critical audit matters was complex and involved a high degree of subjectivity.

The primary procedures we performed to address these critical audit matters included (a) Reviewed and tested management’s conclusions as to whether certain instruments or contracts qualified for derivative treatment by comparing management’s analysis and conclusions to authoritative and interpretive literature, (b) Compared the accounting treatment and presentation to that described by the authoritative and interpretive literature, (c) Tested management’s process for valuing derivatives by comparing it to generally accepted methodologies for valuing derivatives, (d) Tested management’s valuation of the derivatives by testing assumptions and data used in the valuation model including the term, volatility and interest rate, and (e) Recomputed the derivative valuations. We agreed with management’s conclusions.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2011

Boca Raton, Florida

September 28, 2023

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2023	June 30, 2022

ASSETS

CURRENT ASSETS:
Cash	$10,047	$4,067
GST tax receivable	2,867	2,342
Prepaid expenses and other current assets	6,125	8,621

TOTAL CURRENT ASSETS	19,039	15,030

Security deposit - related party	1,999	2,075
Operating lease right-of-use assets, net - related party	38,988	62,523
Property and equipment, net	302	2,023

TOTAL ASSETS	$60,328	$81,651

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$966,718	$943,023
Accrued expenses and other payables	579,707	466,115
Accrued interest	44,709	57,822
Loan payable	65,280	-
Convertible notes, net of discounts and including put premiums	390,539	926,438
Operating lease liability - related party, current portion	21,505	20,605
Embedded conversion option liabilities	423,209	151,262
Due to former director - related party	29,630	30,746
Loan from former director - related party	49,314	51,171
Employee benefit liability	587,618	415,799

TOTAL CURRENT LIABILITIES	3,158,229	3,062,981

NON-CURRENT LIABILITIES:
Operating lease liability - long-term portion - related party	19,278	42,319

TOTAL NON-CURRENT LIABILITIES	19,278	42,319

TOTAL LIABILITIES	$3,177,507	$3,105,300

Commitments and Contingencies (See Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares previously authorized; 0 and 500,000 shares issued and outstanding as of June 30, 2023 and 2022, respectively	$-	$5,000
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of June 30, 2023 and 2022	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 6,031,250 and 220,351 shares issued and outstanding as of June 30, 2023 and 2022, respectively	6,031	220
Common stock issuable (1,621,653 and 19,597 shares as of June 30, 2023 and 2022, respectively)	1,621	20
Additional paid-in capital	60,311,502	57,364,690
Subscription receivable	-	(23,758)
Accumulated other comprehensive income	1,294,876	1,234,549
Accumulated deficit	(64,684,732)	(61,557,893)
Treasury stock (0.001 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(3,117,179)	(3,023,649)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$60,328	$81,651

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended June 30,
	2023	2022

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	1,499,885	1,706,452
Occupancy expenses - related party	28,841	28,366
Research and development	247,919	256,052
TOTAL OPERATING EXPENSES	1,776,645	1,990,870

LOSS FROM OPERATIONS	(1,776,645)	(1,990,870)

OTHER INCOME (EXPENSE)
Interest expense	(532,821)	(568,798)
Interest income	36	5,613
Change in fair value of derivative liabilities	(530,330)	(99,111)
Gain from settlement of accounts payable	17,499	-
Gain (loss) on extinguishment of debt, net	25,969	(17,503)
Foreign currency transaction gain (loss)	5,885	(42,395)
TOTAL OTHER EXPENSE, NET	(1,013,762)	(722,194)

LOSS BEFORE TAXES	(2,790,407)	(2,713,064)

Tax benefit	129,841	54,977

NET LOSS	$(2,660,566)	$(2,658,087)

Deemed Dividend	(466,273)	(700,340)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,126,839)	$(3,358,427)

BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS	$(1.80)	$(49.23)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	1,738,802	68,219

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(3,126,839)	$(3,358,427)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	60,327	149,345

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	60,327	149,345

TOTAL COMPREHENSIVE LOSS	$(3,066,512)	$(3,209,082)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED JUNE 30, 2023 AND 2022

	Preferred Stock
	Series A		Series B		Common Stock		Common Stock Issuable		Additional			Accumulated Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2021	500,000	$5,000	1	$-	14,055	$14	1	$-	$54,088,152	$-	$(58,199,466)	$1,085,204	$(46,477)	$(3,067,573)

Issuance of common stock for cash	-	-	-	-	25,663	26	-	-	123,017	(23,758)	-	-	-	99,285

Issuance of common stock for offering cost	-	-	-	-	1,000	1	-	-	(1)	-	-	-	-	-

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	96,960	97	7,326	7	657,021	-	-	-	-	657,125

Issuance of common stock for services and accrued expenses	-	-	-	-	25,857	26	12,271	12	763,027	-	-	-	-	763,065

Issuance of common stock for exercise of warrants	-	-	-	-	16	-	-	-	625,001	-	-	-	-	625,001

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	56,800	57	-	-	(57)	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	335,677	-	-	-	-	335,677

Stock based compensation in connection with stock option grants	-	-	-	-	-	-	-	-	72,513	-	-	-	-	72,513

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	149,345	-	149,345

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	700,340	-	(700,340)	-	-	-

Net loss for the fiscal year ended June 30, 2022	-	-	-	-	-	-	-	-	-	-	(2,658,087)	-	-	(2,658,087)

Balance at June 30, 2022	500,000	5,000	1	-	220,351	220	19,598	20	57,364,690	(23,758)	(61,557,893)	1,234,549	(46,477)	(3,023,649)

Issuance of common stock for cash	-	-	-	-	14,337	14	-	-	24,697	23,758	-	-	-	48,469

Retirement of Series A Preferred Stock	(500,000)	(5,000)	-	-	-	-	-	-	5,000	-	-	-	-	-

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	5,061,180	5,061	807,230	807	1,381,855	-	-	-	-	1,387,723

Issuance of common stock for services	-	-	-	-	79,412	79	608,423	608	138,261	-	-	-	-	138,948

Issuance of common stock for exercise of Series B warrants	-	-	-	-	12	-	0	-	475,000	-	-	-	-	475,000

Issuance of common stock for alternate cashless exercise of Series A warrants	-	-	-	-	559,999	560	206,000	206	(766)	-	-	-	-	-

Issuance of common stock in connection with a note payable	-	-	-	-	75,000	75	-	-	37,425	-	-	-	-	37,500

Issuance of common stock for issuable shares	-	-	-	-	19,598	20	(19,598)	(20)	-	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	411,111	-	-	-	-	411,111

Warrant grant for settlement of accounts payable	-	-	-	-	-	-	-	-	5,551	-	-	-	-	5,551

Stock based compensation in connection with stock warrant grant	-	-	-	-	-	-	-	-	2,408	-	-	-	-	2,408

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	60,327	-	60,327

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	466,273	-	(466,273)	-	-	-

Fractional shares due to reverse split	-	-	-	-	1,361	2	-	-	(2)	-	-	-	-	-

Net loss for the fiscal year ended June 30, 2023	-	-	-	-	-	-	-	-	-	-	(2,660,566)	-	-	(2,660,566)

Balance at June 30, 2023	-	$-	1	$-	6,031,250	$6,031	1,621,653	$1,621	$60,311,502	$-	$(64,684,732)	$1,294,876	$(46,477)	$(3,117,179)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,660,566)	$(2,658,087)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	138,948	314,626
Stock option, stock warrants and restricted stock expense	2,408	72,513
Foreign currency transaction (gain) loss	(5,885)	42,395
Depreciation expense	1,665	1,993
Amortization of debt discounts	202,952	47,971
Amortization of right-of-use assets	21,266	3,678
Change in fair value of derivative liabilities	530,330	99,111
(Gain) loss on extinguishment of debt, net	(25,969)	17,503
Gain from settlement of accounts payable	(17,499)	-
Non-cash interest expense	1,838	2,250
Accretion of put premium	232,674	452,308
Changes in Assets and Liabilities:
GST receivable	(610)	1,660
Prepaid expenses and other assets	2,182	(8,620)
Accounts payable	80,975	18,870
Employee benefit liability	186,912	29,907
Accrued expenses and other payables	130,511	65,017
Accrued interest	92,474	63,878
Operating lease liability	(19,857)	(3,277)
NET CASH USED IN OPERATING ACTIVITIES	(1,105,251)	(1,436,304)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	590,250	766,500
Proceeds from the sale of common stock	24,711	99,285
Collection of subscription receivable	23,758	-
Proceeds from the exercise of warrants	475,000	625,001
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,113,719	1,490,786

Effect of exchange rate changes on cash	(2,488)	(52,670)

NET INCREASE IN CASH	5,980	1,812

CASH AT BEGINNING OF YEAR	4,067	2,255
CASH AT END OF YEAR	$10,047	$4,067

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$2,883	$2,392
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Common stock issued for offering cost applied against proceeds received	$-	$20,000
Subscription receivable	$-	$23,758
Reduction of put premium related to conversions of convertible notes	$411,111	$335,677
Conversion of convertible notes and accrued interest to common stock	$1,016,285	$635,303
Debt discounts related to derivative liability	$93,668	$-
Operating lease right-of-use asset and operating lease liability pursuant to ASC 842	$-	$66,201
Debt discounts related to common stock issued with a note payable	$37,500	$-
Warrant grant for settlement of accounts payable	$5,551	$-
Common stock issued for accrued services	$-	$448,440
Deemed dividend upon alternate cashless exercise of warrants	$466,273	$700,340

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

On July 22, 2016, the Company formed another wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of June 30, 2023, there has been no activity within this entity.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to reflect the Company’s stage of operations and development better.

In July 2020, a world-first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 62 granted, allowed, or accepted patents and 14 patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

On May 1, 2023, the Company filed a certificate of amendment to its certificate of incorporation, as amended, to effect a one-for-one thousand (1:1,000) Reverse Stock Split (the “Reverse Stock Split”), effective as of May 1, 2023. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the Reverse Stock Split.

The Company hopes to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer by filing additional patent applications as it advances its lead product candidate, PRP, through various stages of development.

Principles of Consolidation

The consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive wholly-owned subsidiary through June 30, 2023.

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

June 30, 2023 and 2022

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

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that the intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). Prior to July 1, 2020, the Company recorded the foreign currency transaction gains and losses from measuring the intercompany balances as a component of other income (expenses) titled foreign currency transaction gain (loss). As of June 30, 2023 and 2022, the Company recognized a cumulative exchange gain (loss) of approximately $648,000 and $1,289,000, respectively, on intercompany loans made by the parent to the subsidiary that have not been repaid as of June 30, 2023, which is included as component of accumulated other comprehensive income on the accompanying consolidated balance sheet.

As of June 30, 2023 and 2022, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2023	June 30, 2022
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.6664	0.6915

Average exchange rate for the period
USD : AUD exchange rate	0.6732	0.7253

Change in Accumulated Other Comprehensive Income (Loss) by component during the years ended June 30, 2023 and 2022 were as follows:

Foreign Currency Items:
Beginning balance, June 30, 2021	$1,085,204
Foreign currency translation gain	149,345
Balance, June 30, 2022	1,234,549
Foreign currency translation gain	60,327
Ending balance, June 30, 2023	$1,294,876

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

Also see Note 12 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts, as applicable, are reflected as a current liability on the balance sheets. There were no cash equivalents as of June 30, 2023 and 2022.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through June 30, 2023 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

As of June 30, 2023 and 2022, the Company was owed $2,867 and $2,342, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the fiscal years ended June 30, 2023 and 2022 were $247,919 and $256,052, respectively.

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

During each of the fiscal years ended June 30, 2023 and 2022, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $129,841 and $54,977, respectively, which is reflected as a tax benefit in the accompanying consolidated statements of operations and comprehensive income (loss).

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

	June 30, 2023	June 30, 2022

Stock Options	0.06	0.06
Warrants with no designations	90	105
Series A Warrants as if converted at alternate cashless exercise prices	1,996,625,990	-
Series B Warrants	16	-
Series C Warrants as if converted at alternate cashless exercise prices *	9,473,999,953	-
Unvested restricted stock units	0.06	0.06
Convertible Debt	5,991,195	127,062
Total	11,476,617,244.12	127,167.12

*	Only convertible ratably upon exercise of Series B Warrants

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. The standard is effective for annual periods beginning after December 15, 2023 for smaller reporting companies, and interim periods within those reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those reporting periods. The Company is currently assessing the impact the new guidance will have on its consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the fiscal year ended June 30, 2023, the Company had no revenues, had a net loss of $2,660,566 and had net cash used in operations of $1,105,251. Additionally, as of June 30, 2023, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $3,139,190, $3,117,179, and $64,684,732, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this filing.

The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

Successful completion of the Company’s development program and, ultimately, the attainment of profitable operations are dependent upon future events, including obtaining adequate financing to fulfill its development activities, acceptance of the Company’s patent applications, obtaining additional sources of suitable and adequate financing and ultimately achieving a level of sales adequate to support the Company’s cost structure and business plan. The Company’s ability to continue as a going concern is also dependent on its ability to further develop and execute its business plan. However, there can be no assurances that any or all of these endeavors will be successful.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30:

	2023	2022

Office equipment at cost	$25,432	$28,623
Less: Accumulated depreciation	(25,130)	(26,600)

Total property, plant, and equipment	$302	$2,023

Depreciation expense for the years ended June 30, 2023 and 2022 were $1,665 and $1,993, respectively.

NOTE 4 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to former director – related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company, such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amounts owed to the former director at June 30, 2023 and 2022 were $29,630 and $30,746, respectively. The Company plans to repay the advances as its cash resources allow (see Note 10).

NOTE 5 – LOANS

Loan from Former Director - Related Party

Loan from the Company’s former director at June 30, 2023 and 2022 was $49,314 and $51,171, respectively. The loan bears no interest and is payable on demand. The Company did not repay any amount on this loan during the years ended June 30, 2023 and 2022, respectively, (see Note 10).

Loan Payable

Crown Bridge Securities Purchase Agreement

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC (“Crown Bridge”), pursuant to which Crown Bridge purchased a convertible promissory note from the Company (the “Crown Bridge Note”), which had a remaining principal balance of $65,280 as of June 30, 2023 (see Note 6). The maturity date of the Crown Bridge Note was October 3, 2020 and is currently past due. The Crown Bridge Note bore interest at a default interest rate of 15% per annum. In August 2022, the SEC filed a complaint against Crown Bridge due to its violation of Section 15(a)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Crown Bridge agreed to surrender all conversion rights in its currently held convertible notes, including the Crown Bridge Note. Consequently, as of June 30, 2023, the Company reclassified the remaining principal balance of $65,280 from a convertible note into a loan payable. Additionally, the Company recorded the remaining put premium of $43,520 into gain on extinguishment of debt during the year ended June 30, 2023. The total accrued interest from this loan amounted to $35,722 as of June 30, 2023.

Loan in default

The Crown Bridge Note is currently past due and in default, consisting of $65,280 principal and $35,722 accrued interest, which includes interest accruing at the default interest rate at 15%.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

NOTE 6 – CONVERTIBLE NOTES

The Company’s convertible notes outstanding at June 30, 2023 and 2022 were as follows:

	June 30, 2023	June 30, 2022
Convertible notes and debenture	$338,362	$644,980
Unamortized discounts	(38,994)	(31,669)
Premium, net	91,171	313,127
Convertible notes, net	$390,539	$926,438

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

The total principal and accrued interest outstanding under the August 10, 2017 Convertible Note was $0 as of June 30, 2023 following conversion of $79,000 of principal and $9,543 accrued interest during the year ended June 30, 2023 (see Note 8).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

In connection with the issuance of the August 2019 Auctus Note, the Company issued common stock purchase warrants to Auctus to purchase 450 shares of the Company’s common stock (the “First Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such First Warrant at an “Exercise Price” of $2,250,000. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 300 shares of the Company’s common stock (the “Second Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Second Warrant at an “Exercise Price” of $3,330,000. In connection with the issuance of the Note, the Company shall issue a common stock purchase warrant to Buyer to purchase 225 shares of the Company’s common stock (the “Third Warrant”) as a commitment fee upon the terms and subject to the limitations and conditions set forth in such Third Warrant at an “Exercise Price” of $4,500,000. The First Warrant, Second Warrant, and Third Warrant shall collectively be referred as the “Warrants”. The Warrants have an “Exercise Period” of five years from the date of issuance being August 30, 2019. Under the terms of the Purchase Agreement and the Warrants, the Selling Security Holder may not either convert the Notes nor exercise the Warrants to the extent (but only to the extent) that the Selling Security Holder or any of its affiliates would beneficially own a number of shares of our Common Stock which would exceed 4.99% of our outstanding shares. The Company accounted for the warrants by using the relative fair value method and recorded debt discount from the relative fair value of the warrants of $375,905 using a simple binomial lattice model.

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

June 30, 2023 and 2022

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

June 30, 2023 and 2022

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

There were 15 unissued shares of Common Stock that were considered issuable for accounting purposes during the 1st quarter of fiscal 2021 related to a conversion notice dated and received on September 16, 2020. In November 2020, the Company was notified by Crown Bridge of the cancellation of this conversion notice as a result of the reverse stock split and, as such, the Company reversed the effects of this transaction, thereby increasing the principal balance by $9,600 and put premium by $6,400 and a corresponding decrease in equity of $16,000.

The total principal amount outstanding under the Crown Bridge Note was $65,280 and accrued interest of $25,930 as of June 30, 2022.

In August 2022, the SEC filed a complaint against Crown Bridge due to its violation of Section 15(a)(1) of the Exchange Act. Crown Bridge agreed to surrender all conversion rights in its currently held convertible notes, including the Crown Bridge Note. Consequently, as of June 30, 2023, the Company reclassified the remaining principal balance of $65,280 from a convertible note into a loan payable. Additionally, the Company recorded the remaining put premium of $43,520 into gain on extinguishment of debt during the year ended June 30, 2023. Therefore, the total principal amount outstanding under such agreement with Crown Bridge was $0 after the reclassification of principal to loan payable as of June 30, 2023 (see Note 5).

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

June 30, 2023 and 2022

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

June 30, 2023 and 2022

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

June 30, 2023 and 2022

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

June 30, 2023 and 2022

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

June 30, 2023 and 2022

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

The conversion price for the above 1800 Diagonal notes is equal to 65% (representing a 35% discount) of the market price of the common stock, which is based on the average of the lowest three trading prices of the common stock for the ten trading days immediately prior to the delivery of a notice of conversion of such note. Notwithstanding the foregoing, such conversions are subject to 9.99% beneficial ownership limitations. All of the above 1800 Diagonal notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $262,500 put premium, of which $56,538 was recorded during the year ended June 30, 2023.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

The total principal amount outstanding and accrued interest under the above 1800 Diagonal notes was $0 as of June 30, 2023 following conversion of $370,000 of the principal balance and $14,800 accrued interest during the year ended June 30, 2023. Accordingly, $199,230 of the put premium was released to additional paid in capital in respect of such purchase agreements with 1800 Diagonal during the year ended June 30, 2023 following conversion of the principal balance (see Note 8).

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

June 30, 2023 and 2022

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

The conversion price for the above ONE44 notes ranges from 60% to 65% (representing a 35% to 40% discount) of the market price of the common stock, which is based on the lowest closing bid prices of the common stock for the ten trading days immediately prior to the delivery of a notice of conversion. Notwithstanding the foregoing, such notes are subject to 4.99% beneficial ownership limitations. All of the above ONE44 notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $289,459 put premium of which $133,305 was recorded during the year ended June 30, 2023.

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

The total principal amount outstanding under the above ONE44 notes was $118,111 and accrued interest of $4,726 as of June 30, 2023, following conversion of $338,700 of the principal balance and $24,255 accrued interest during the year ended June 30, 2023. Accordingly, $182,376 of the put premium was released to additional paid in capital in respect to the purchase agreements with ONE44 during the year ended June 30, 2023 following conversion of the principal balance (see Note 8).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

The maturity date of the GS Capital Note was April 12, 2023, but was extended to August 12, 2023 in April 2023. The GS Capital Note bears interest at a rate of 8% per annum, which interest is payable in shares of common stock, but is not payable until the maturity date or upon acceleration or by prepayment of such note. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital by surrendering the same. GS Capital is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Capital Note then outstanding into shares of common stock at a price per share equal to $2.80 per share (the “Fixed Price”). However, in the event the common stock trades below $2 per share for more than five consecutive trading days, then the Fixed Price becomes $1.30 per share. In the event of default, such conversion price equals 65% of the lowest trading price of the common stock reported on the OTC Markets or other exchange for the ten prior trading days, including the day upon which a notice of conversion is received by the Company. The GS Capital Note is subject to a 4.99% beneficial ownership limitation.

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

The maturity date of such note is March 21, 2023 but was extended to March 21, 2024 in April 2023. Such note bears interest at a rate of 8% per annum, which interest is payable in shares of common stock, but is not payable until the maturity date or upon acceleration or by prepayment of such note. Such note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. GS Capital is entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Capital Note then outstanding into shares of common stock at a price per share equal to $2 (the “September Fixed Price”). However, in the event the common stock trades below $1.40 per share for more than five consecutive trading days, then the September Fixed Price becomes $0.90 per share. In the event of default under such note, such conversion price becomes 65% of the lowest trading price of the common stock as reported on the OTC Markets or other exchange for the ten prior trading days, including the day upon which a notice of conversion is received by the Company. Such note is subject to 4.99% beneficial ownership limitations.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

The total principal outstanding and accrued interest under the above GS Capital notes were $75,300 and $4,263, respectively, as of June 30, 2023, following conversion of $89,200 of the principal balance and $2,945 accrued interest during the year ended June 30, 2023. An aggregate total of $75,300 of the above GS Capital notes were bifurcated with the embedded conversion option which were recorded as derivative liabilities at fair value (see Note 12).

Red Road Holdings Securities Purchase Agreement

On October 6, 2022, the Company entered into a securities purchase agreement (the “Red Road Purchase Agreement”) with Red Road Holdings Corporation, a Virginia corporation (“Red Road”), pursuant to which Red Road purchased a convertible promissory note (the “Red Road Note”) from the Company in the aggregate principal amount of $53,750, such principal and the interest thereon convertible into shares of common stock at the option of Red Road. The transaction contemplated by the Red Road Purchase Agreement closed on October 12, 2022. The Company used the net proceeds ($50,000) from the Red Road Note for general working capital purposes. The maturity date of the Note was October 6, 2023. The Red Road Note bore interest at a rate of 8% per annum, which interest was payable in shares of common stock, but was not payable until the maturity date or upon acceleration or by prepayment of the Red Road Note, as described below. In addition, upon an event of default, interest on the outstanding principal accrued at a default interest rate of 22% per annum, or if such rate was usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. Red Road had the option to convert all or any amount of the principal face amount of the Red Road Note, beginning one hundred eighty (180) days following the date of the Red Road Note and ending on the later of: (i) the maturity date of such note and (ii) the date of payment of the Default Amount (as defined in the Red Road Note), each in respect of the remaining outstanding amount of the Red Road Note, to convert all or any part of the outstanding and unpaid amount of the Note into common stock at the then-applicable conversion price. Pursuant to the terms of the Red Road Purchase Agreement, the Company paid Red Road’s legal fees and due diligence expenses in the aggregate amount of $3,750 which was recorded as a debt discount.

The conversion price for the Red Road Note was equal to the Variable Conversion Price (subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events), which was defined as 65% of the Market Price (representing a discount rate of 35%) which was defined as the average of the lowest three (3) Trading Prices (as defined in the Red Road Note) for the common stock during the ten (10) trading days prior to the conversion date. The Red Road Note is subject to 4.99% beneficial ownership limitations and was treated as stock settled debt under ASC 480, and accordingly the Company recorded a total of $28,942 put premium.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

In the event that the Company failed to deliver to Red Road shares of common stock upon conversion of the Red Road Note within three business days of a notice of conversion by Red Road, the Company would incur a penalty of $1,000 per day. Upon the occurrence and during the continuation of certain events of default, the Red Road Note will become immediately due and payable and the Company will pay Red Road in full satisfaction of its obligations in the Note an amount equal to 150% of the outstanding principal amount of the Red Road Note plus any interest accrued upon such event of default or prior events of default.

The total principal amount outstanding and accrued interest under the above Red Road notes was $0 as of June 30, 2023 following conversion of $53,750 of the principal balance and $2,150 accrued interest during the year ended June 30, 2023. Accordingly, $28,942 of the put premium was released to additional paid in capital in respect of such purchase agreements with Red Road during the year ended June 30, 2023 following conversion of the principal balance (see Note 8).

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

At any time following an event of default under the Coventry Note, it becomes convertible, in whole or in part, into shares of Common Stock at the option of Coventry, at any time and from time to time thereafter (subject to the beneficial ownership limitations set forth therein). The conversion price of the Coventry Note is ninety percent (90%) per share of the lowest per-share VWAP during the twenty (20) trading-day period before the conversion (each, a “Calculated Conversion Price”). In the event that, within 30 calendar days either before or after any conversion, the conversion price of which is based upon a Calculated Conversion Price, the Company consummates (in whole or in part) any financing (whether such financing is equity, equity-equivalent, or debt or any combination thereof) or for any other reason issues any shares of common stock or any common stock equivalents at a price less than the most recent Calculated Conversion Price (the “Alternative Conversion Price”), regardless of when that note or instrument was originated, then, at the option of Coventry, (i) if the conversion has not yet occurred, then the Alternative Conversion Price will be substituted for the Calculated Conversion Price and (ii) if the conversion has occurred, then, within two trading days following Coventry’s written request, the Company is required to issue to Coventry that number of shares of Common Stock equivalent to the difference between the number of shares of Common Stock that had been issued using the Calculated Conversion Price and the number of shares of Common Stock that would have been issued using the Alternative Conversion Price. Accordingly, the Coventry note is treated as stock settled debt under ASC 480 and the Company recorded a total of $13,889 put premium during the year ended June 30, 2023.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

As an additional inducement to Coventry entering into such agreement, the Company issued to Coventry 75,000 shares of common stock on the issuance date of the Coventry Note, which was valued using the relative fair value method at $37,500 and recognized as debt discount to be amortized over the term of such note.

The Company failed to make the first installment payment due in March 2023 which is considered an event of default. The Company recorded a default penalty of $25,000 as additional principal as of June 30, 2023.

The total principal amount outstanding and accrued interest under the above Coventry note was $144,951 including the default penalty as of June 30, 2023 following conversion of $5,049 of the principal balance and $22,749 accrued interest during the year ended June 30, 2023. Accordingly, $561 of the put premium was released to additional paid in capital in respect of such purchase agreements with Coventry during the year ended June 30, 2023 following conversion of the principal balance (see Note 8). In July 2023, the Company fully paid the remaining principal and accrued interest for a total of $142,908 (see Note 13).

Convertible note in default

The Coventry Note is currently past due and in default, consisting of $144,951 principal including default penalty and $22,749 accrued interest, which includes interest accruing at the default interest rate at 18%.

Amortization of debt discounts

The Company recorded $210,278 and $73,500 of debt discounts related to the above note issuances during the years ended June 30, 2023 and 2022, respectively. The Company recorded $232,674 and $452,308 of put premiums related to the above note issuances during the years ended June 30, 2023 and 2022, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the years ended June 30, 2023 and 2022 was $202,952 and $47,971, respectively.

The Company reclassified $411,111 and $335,677 in put premiums to additional paid in capital following conversions during the year ended June 30, 2023 and 2022, respectively.

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

On November 23, 2010, the Company was incorporated in the state of Delaware. In January 2011, the Company acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis with Propanc PTY LTD becoming a wholly owned subsidiary of the Company. As a result of these transactions, the Company is subject to the income tax laws of both the United States and Australia for the years ended June 30, 2013 through June 30, 2023.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

The reconciliation of income tax expense computed at the U.S. federal statutory rate of 21% to the income tax provision for the years ended June 30, 2023 and 2022 is as follows:

	Year Ended
US	June 30, 2023	June 30, 2022
Loss before Income taxes	$(2,790,407)	$(2,658,087)

Taxes under statutory US tax rates	$(585,986)	$(558,198)
Increase (decrease) in valuation allowance	861,178	339,334
Prior period adjustment	(218,947)	-
Foreign tax rate differential	(60,316)	(64,349)
Income tax rate change	-	272,008
Other	4,071	11,205
Income tax (expense) benefit	$-	$-

The Company reflects a tax benefit on its consolidated statement of operations and comprehensive income (loss) in 2023 and 2022 of $129,841 and $54,977, respectively. These amounts are research and development tax credits and are not considered income tax.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Year Ended
	June 30, 2023	June 30, 2022
Deferred tax assets
Warrant Derivative Liability	$7,403	$7,403
Accrued Expenses	478,273	363,873
Prepaid Investor Services	575,021	427,318
Non-cash interest	758,797	709,936
Intangibles (Intellectual Property and Patent Cost)	321,557	293,260
Deferred Rent	4,550	4,198
Formation Expense	6,553	6,553
Net Operating Loss carryforward	8,910,873	8,759,357
Foreign Exchange Loss (OCI)	(39,379)	(39,379)
Revalue of derivative liability	572,141	460,772
Stock Based Compensation	84,028	84,028
Total Deferred tax assets	$11,679,818	$11,077,318

Deferred tax liabilities
Research and Development	$(202,568)	$(170,435)
Gain on extinguishment of debt	47,393	(259,470)
Capital Raising Costs	(369,033)	(352,981)
Total deferred tax liabilities	$(524,208)	$(782,886)

Net deferred tax assets	$11,155,610	$10,294,432
Valuation allowance	(11,155,610)	(10,294,432)
Net deferred tax assets	$-	$-

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

At June 30, 2023, the Company had U.S. net operating loss carry forwards of $10,369,271 that may be offset against future taxable income, subject to limitation under IRC Section 382. Of the approximately $10.4 million of net operating loss carryforwards, $7.3 million will begin to expire in 2024 and the remaining $3.1 million will not expire but is subject to annual usage limitations. The Australian tax rate changed from 26% in 2021 to 25% in 2022 and remained at 25% during 2023. At June 30, 2023, the Company had Australia net operating loss carry forwards of $26,933,305 which can be carried forward without expiration. No tax benefit has been reported in the June 30, 2023 and 2022 consolidated financial statements due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of June 30, 2023 and 2022, respectively.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statement of operations. As of June 30, 2023, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended June 30, 2023 and 2022. The Company did not recognize any interest or penalties during fiscal 2023 or 2022 related to unrecognized tax benefits.

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

On May 1, 2023, the Company filed a certificate of amendment to its certificate of incorporation, as amended, to effect a one-for-one thousand (1:1,000) Reverse Stock Split (the “Reverse Stock Split”), effective as of May 1, 2023. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the Reverse Stock Split.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

Preferred Stock

The total number of shares of preferred stock that the Company is authorized to issue is 1,500,005, $0.01 par value per share. These preferred shares have no rights to dividends, profit sharing or liquidation preferences, subject to any such rights provided for such shares in any certificate of designation filed by the Company with the State of Delaware.

Of the total preferred shares authorized, 500,000 had been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation for the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on December 9, 2014. James Nathanielsz, the Company’s Chief Executive Officer and Chief Financial Officer and a director, beneficially owned all of the outstanding shares of Series A Preferred Stock indirectly through North Horizon Pty Ltd., which entitled him, as a holder of Series A Preferred Stock, to vote on all matters submitted or required to be submitted to a vote of the Company’s stockholders, except election and removal of directors, and each share of Series A Preferred Stock entitled him to a total of 1 vote. North Horizon Pty Ltd. is a Nathanielsz Family Trust. Mr. Nathanielsz had voting and investment power over these shares.

On March 15, 2023, the Company filed a certificate with the Secretary of State of Delaware (the “Certificate of Retirement”), effecting the retirement and cancellation of the Series A Preferred Stock to eliminate such Series A Preferred Stock. No shares of Series A Preferred Stock are currently outstanding as they were redeemed by the Company in March 2023. There were none and 500,000 shares of Series A Preferred Stock issued and outstanding as of June 30, 2023 and 2022, respectively.

Pursuant to a certificate of designation filed with the Secretary of State of the State of Delaware on June 16, 2015, five shares of preferred stock have been designated as Series B Preferred Stock, par value $0.01 per share, of the Company (“Series B Preferred Stock”). Each holder of shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of June 30, 2023 and 2022. Mr. Nathanielsz, the Company’s Chief Executive Officer, directly beneficially owns such one share of Series B Preferred Stock.

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued during fiscal year 2023 and 2022.

Common Stock

Shares issued under the Equity Lines

Dutchess Capital Growth Fund LP

On November 30, 2021, the Company entered into a Common Stock Purchase Agreement (the “Purchase Agreement”) with Dutchess Capital Growth Fund LP, a Delaware limited partnership, (“Dutchess”), providing for an equity financing facility (the “Equity Line”). The Purchase Agreement provides that upon the terms and subject to the conditions in the Purchase Agreement, Dutchess is committed to purchase up to Five Million Dollars ($5,000,000) of shares of the Company’s common stock (the “Common Stock”), over the 36-month term of the Purchase Agreement (the “Total Commitment”).

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

June 30, 2023 and 2022

The maximum number of shares of Common Stock requested to be purchased pursuant to any single Draw Down Notice cannot exceed the lesser of (i) 300% of the average daily share volume of the Common Stock in the five (5) trading days immediately preceding the Draw Down Notice or (ii) an aggregate value of $250,000.

The Company agreed to pay to Dutchess a commitment fee for entering into the Purchase Agreement of 1,000 restricted shares of the Company’s common stock. The 1,000 shares of common stock were valued at approximately $20 per share or $20,000, being the closing price of the stock on November 30, 2021, the date of grant. The shares were issued on December 10, 2021. The Company initially recorded deferred offering cost of $20,000. The Company deferred these costs until such time that the associated financings were completed. Upon completion and recognition of the proceeds, any deferred offering costs will be reported as a direct deduction from the amount of the proceeds received as a charge to additional paid in capital. During the year ended June 30, 2022, the $20,000 deferred offering cost was directly deducted from the proceeds received below.

Between April 5, 2022 and June 30, 2022, the Company issued an aggregate of 25,663 shares of its common stock at an average price per share of approximately $10, as a result of delivering four draw down notices to the Investor. Consequently, the Company received gross aggregate proceeds of $99,285 and subscription receivable of $23,758 from such draw down notice. The Company collected the $23,758 subscription receivable in August 2022.

On July 13, 2022, the Company issued 14,337 shares of its common stock at an average price per share of approximately $2, as a result of delivering one Dutchess Draw Down Notice to Dutchess. Consequently, the Company received gross aggregate proceeds of $24,711 from such Dutchess Draw Down Notice. The Company received $23,758 of a previously recorded subscription receivable during the year ended June 30, 2023.

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

The maximum number of shares of common stock requested to be purchased pursuant to any single Coventry Draw Down Notice cannot exceed the lesser of (i) 200% of the average daily traded value of the common stock during the 10 business days immediately preceding the Coventry Draw Down Notice, (ii) $250,000 or (iii) an amount that would cause Coventry’s beneficial ownership to exceed 9.99% of the outstanding number of shares of common stock immediately after giving effect to the issuance of the Coventry Draw Down Notice. During the year ended June 30, 2023, the Company has not received a Coventry Draw Down Notice.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

Shares issued for conversion of convertible debt

During the year ended June 30, 2022, the Company issued an aggregate of 96,960 shares of its common stock and common stock issuable of 7,326 at average contractual conversion prices ranging from $10 to $40, as a result of the conversion of principal of $599,148, interest of $36,154 and conversion fees $2,250 underlying certain outstanding convertible notes converted during the year. The total recorded to equity was $657,125 including the $19,572 discussed below. The common stock issuable of 7,326 shares were issued on July 12, 2022.

During the year ended June 30, 2022, converted notes - principal of $1,000 and accrued interest of $8,000 contained bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued upon conversion was $28,572 resulting in a loss on extinguishment at the time of conversion of $19,572 and $2,069 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion. The Company reclassified $335,677 to additional paid in capital following conversions of notes accounted for as stock settled debt during the year ended June 30, 2022.

During the year ended June 30, 2023, the Company issued an aggregate of 5,061,180 shares of its common stock and common stock issuable of 807,230 at average contractual conversion price of $0.17, as a result of the conversion of principal of $935,699, interest of $80,586 and conversion fees $1,838 underlying certain outstanding convertible notes converted during the year. The total recorded to equity was $1,387,723 including the $19,572 discussed above. The common stock issuable of 807,230 shares were issued in July 2023.

Included in the above conversion during the year ended June 30, 2023 were principal aggregate amount of convertible notes of $168,200, accrued interest of $16,632 and conversion fees of $1,838 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $556,272, resulting in a loss on extinguishment at the time of conversion of $369,602 and $352,051 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net loss of $17,551 which is included in gain (loss) on extinguishment of debt in the accompanying consolidated statements of operations.

The Company has 3,764,903,510 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at June 30, 2023.

Shares issued for services and accrued expenses

On August 12, 2021, the Board approved the issuance of 2,800 shares of the Company’s common stock for bonus payable of $84,000 as of June 30, 2021 to an employee who is the wife of the CEO of the Company. The 2,800 shares of common stock were valued at approximately $30 per share or $87,920, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021. The Company recorded stock-based compensation of $3,920 during the year ended June 30, 2022 and reclassified bonus payable of $84,000 to additional paid in capital upon issuance.

On August 12, 2021, the Board approved the issuance of 167 shares of the Company’s common stock for legal services rendered for the month of August 2021. The 167 shares of common stock were valued at approximately $50 per share or $7,883, being the closing price of the stock on August 31, 2021, the date of grant. The shares were issued on September 3, 2021. The Company recorded stock-based compensation of $7,883 during the year ended June 30, 2022.

In September 2021, the Company issued 2,820 shares of the Company’s common stock to a consultant for services rendered from July 2021 to September 2021 valued at approximately $40 per share or $104,611, being the closing price of the stock on the date of grant to such consultant. The Company recorded stock-based compensation of $104,611 during the year ended June 30, 2022.

On January 20, 2022, the Board approved the issuance of 667 shares of the Company’s common stock for legal services rendered in January 2022. The 667 shares of common stock were valued at approximately $30 per share or $20,000, being the average closing prices of the stock for the month of January 2022, the date of grant. The Company recorded stock-based compensation of $20,000 during the year ended June 30, 2022.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

On January 24, 2022, the Company issued 2,274 shares of the Company’s common stock to a consultant for services rendered from October 2021 to December 2021. The Company issued 2,274 shares of the Company’s common stock valued at approximately $20 per share or $45,030, being the closing price of the stock on the date of grant to such consultant. The Company recorded stock-based compensation of $45,030 during the year ended June 30, 2022.

On February 17, 2022, the Board approved the issuance of 1,148 shares of the Company’s common stock to a consultant for services rendered upon the termination of the consulting agreement (see Note 9). The Company valued the shares at approximately $20 per share or $24,000 being the closing price of the stock on the date of grant to such consultant. The shares were issued on April 7, 2022. The Company recorded stock-based compensation of $24,000 during the year ended June 30, 2022.

On April 13, 2022, the Company issued 3,834 shares of the Company’s common stock to a consultant for services rendered from January 2022 to March 2022. The Company issued 3,834 shares of the Company’s common stock valued at approximately $12.2 per share or $46,771, being the closing price of the stock on the date of grant to such consultant. The Company recorded stock-based compensation of $46,771 during the year ended June 30, 2022.

On June 30, 2022, the Board approved the issuance of 12,271 shares of the Company’s common stock to a consultant for services rendered from April 2022 to June 2022. The 12,271 shares was reflected as common stock issuable and was valued at approximately $3.70 per share or $45,403, being the closing price of the stock on the date of grant to such consultant. The Company recorded stock-based compensation of $45,403 during the year ended June 30, 2022. The common stock issuable of 12,271 shares were issued on July 1, 2022.

On October 25, 2022, the Company issued 6,111 shares of common stock to a consultant for services rendered in October 2022. The Company valued these shares based on quoted trading prices on the date of grant at $0.90 per share or $5,500 which was recorded as stock-based consulting expense during the year ended June 30, 2023.

On November 16, 2022, the Company issued 73,301 shares of common stock to a consultant for services rendered from July 2022 to November 2022. Those shares were valued at approximately $0.07 per share or $51,311, being the closing price of the stock on the date of grant to such consultant. The Company recorded stock-based compensation of $51,311 during the year ended June 30, 2023.

On June 30, 2023, the Board approved the issuance of 608,423 shares of the Company’s common stock to a consultant for services rendered from April 2023 to June 2023. The 608,423 shares was reflected as common stock issuable and was valued at approximately $0.135 per share or $82,137, being the closing price of the stock on the date of grant to such consultant. The Company recorded stock-based compensation of $82,137 during the year ended June 30, 2023. The common stock issuable of 608,423 shares were issued on July 10, 2023.

Nathanielsz Cancellation Agreement

On August 12, 2021, the Company entered into a Cancellation Agreement with James Nathanielsz (“Nathanielsz”), Chief Executive Officer and Director of the Company, whereby Nathanielsz agreed to cancel his cash compensation bonus award for fiscal year 2021, ended June 30, 2021, in exchange for common stock of the Company. The Company and Nathanielsz entered into an Amended and Restated Employment Agreement dated May 14, 2019 (the “Agreement”). Pursuant to the terms of the Agreement, Nathanielsz was eligible to earn an annual fiscal year cash performance bonus for each fiscal year of his employment period with the Company with a target performance bonus of 200% of his average annualized base salary during the fiscal year for which the performance bonus is earned. On July 20, 2021, Nathanielsz was awarded a “target” bonus of 78%, or $177,840 USD (the “Debt”) for the fiscal year ended June 30, 2021, by the Company’s Board of Directors (the “Board”). Pursuant to the Cancellation Agreement, Nathanielsz agreed to cancel this Debt in exchange for 5,928 shares of the common stock of the Company (the “Shares”), valued at approximately $30 per share or $186,139, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021. The Company recorded stock-based compensation of $8,299 during the year ended June 30, 2022 and reclassified bonus payable of $177,840 to additional paid in capital upon issuance.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

Kenyon Cancellation Agreement

On August 12, 2021, the Company entered into a Cancellation Agreement with Dr. Julian Kenyon (“Kenyon”), Chief Scientific Officer and Director of the Company, whereby Kenyon agreed to cancel of $102,600 USD of accrued salary due him as of June 30, 2021, pursuant to that certain Amended and Restated Services Agreement by and between Kenyon and the Company, dated May 14, 2019, in exchange for 3,420 shares of common stock of the Company (the “Shares”), valued at approximately $30 per share or $107,388, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021. The Company recorded stock-based compensation of $4,788 during the year ended June 30, 2022 and reclassified accrued expenses of $102,600 to additional paid in capital upon issuance.

Zelinger Amended and Restated Director Agreement

On August 12, 2021, the Company entered into an Amended and Restated Director Agreement (the “Director Agreement”) with Josef Zelinger (“Zelinger”). Pursuant to the terms of the Director Agreement, the Company shall pay Zelinger a base salary of $250.00 AUD ($184 USD) per month, payable on the first day of each month. In addition, the Company may compensate Zelinger additional consideration for advisory services performed by the Director, either in the form of cash or common stock, at the discretion of the Board. The Company issued 2,800 shares of common stock of the Company for accrued director services of $84,000 as of June 30, 2021. The 2,800 shares of common stock were valued at approximately $30 per share or $87,920, being the closing price of the stock on the date of grant. The shares were issued on August 17, 2021. The Company recorded stock-based compensation of $3,920 during the year ended June 30, 2022 and reclassified accrued expenses of $84,000 to additional paid in capital upon issuance.

Shares issued for exercise of warrants

During the year ended June 30, 2022, the Company received aggregate gross proceeds of $625,000 from the exercise of 16 Series B Warrants with an exercise price of $40,000 per share and issued 16 shares of common stock.

During the year ended June 30, 2023, the Company received aggregate gross proceeds of $475,000 from the exercise of approximately 12 Series B Warrants with an exercise price of $40,000 per share and issued 12 shares of common stock.

During the year ended June 30, 2022, the Company issued 56,800 shares of common stock from the alternate cashless exercise of 0.284 Series A warrants with an original exercise price of $200,000 and alternate cashless exercise price of $0.001 or the par value of common stock.

During the year ended June 30, 2023, the Company issued an aggregate of 559,999 shares of common stock and common stock issuable of 206,000 from the alternate cashless exercise of 0.97 Series A warrants with an original exercise price of $200,000 and alternate cashless exercise price of $0.001 or the par value of common stock.

The Alternate Cashless Exercise provision, for a cashless conversion at the holder’s option, is available should the trading price of the Company’s common stock fall below $200,000 per share calculated based on the difference between the exercise price of the Series A Warrant and 70% of the market price. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $466,273 and $700,340, during the years ended June 30, 2023 and 2022, respectively, and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

Shares issued in connection with a convertible note

On November 3, 2022, the Company entered into a securities purchase agreement with Coventry, pursuant to which Coventry purchased a promissory note from the Company in the aggregate principal amount of $125,000 (see Note 6). As an additional inducement to the Coventry purchasing the note, the Company, as of the original issue date and for no additional consideration, issued to Coventry an aggregate of 75,000 shares of the common stock, which were valued using the relative fair value method at $37,500 and recognized as debt discount to be amortized over the term of the Coventry Note.

Restricted Stock Units

Pursuant to employment agreements dated in May 2019, the Company granted an aggregate of 0.078 and 0.039 restricted stock unit to the Company’s Chief Executive Officer and Chief Scientific Officer, respectively. The total 0.117 restricted stock units are subject to vesting terms as defined in the employment agreements. The 0.117 restricted stock units were valued at the fair value of approximately $4,250,000 per unit or $497,240 based on the quoted trading price on the date of grant. There were $248,620 unrecognized restricted stock units expense as of June 30, 2023 and 2022. There are 0.06 unvested restricted stock units which are subject to various performance conditions which have not yet been met and such restricted stock units have not yet vested as of June 30, 2023 and 2022 to which the $248,620 relates.

Stock Options

A summary of the Company’s stock option activity during the years ended June 30, 2023 and 2022 is presented below:

		Weighted
	Number of	Average
	Options	Price Per Share
Outstanding at June 30, 2021	0.059	$13,730,000
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2022	0.059	$4,533,000
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2023	0.059	$4,533,000

Exercisable at June 30, 2023	0.059	$4,533,000
Outstanding and Exercisable:

Weighted average remaining contractual term	5.88
Weighted average fair value of options granted during the period	$-
Aggregate intrinsic value	$-

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

During the years ended June 30, 2023 and 2022, the Company recognized stock-based compensation of $0 and $72,513 related to vested stock options. There was $0 of unvested stock options expense as of June 30, 2023.

No stock options were granted during the years ended June 30, 2023 and 2022.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

Stock Warrants

The following table summarizes common stock warrant activity for the years ended June 30, 2023 and 2022:

		Weighted
	Number of	Average
	Warrants	Price Per Share
Outstanding at June 30, 2021	121	$179,630
Issued	-	-
Exercised	(16)	42,860
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2022	105	$200,270
Issued	3,305	10
Exercised	(13)	52,081
Forfeited	(1)	2,000,000
Expired	-	-
Outstanding at June 30, 2023	3,396 *	$5,440

Exercisable at June 30, 2023	3,379	$5,467
Outstanding and Exercisable:

Weighted average remaining contractual term	2.14
Aggregate intrinsic value	$-

*	The total warrants of 3,396 above which are exercisable into common stock consisted of the following:

	Number of Warrants	Exercisable
Series A warrants	10	10
Series B warrants	17	17
Series C warrants	64	47
Warrants with no class designation	3,305	3,305
Total	3,396	3,379

In connection with the issuance of shares on April 3, 2020, the Company closed on a transaction related to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into on March 30, 2020, whereby an investor purchased from the Company, 7.5 units, each consisting of (i) 1.5 shares of the Company’s common stock, or pre-funded warrants upon Investor’s election due to the 4.99% blocker provision and (ii) 1.5 warrants to purchase one share of Common Stock (“Series A Warrants”, and collectively with the Common Stock the “Units”). In addition to the Units, the Investor was issued 64 warrants to purchase one share of Common Stock (the “Series B Warrants”) and an additional 64 warrants to purchase one share of Common Stock, subject to a vesting schedule (the “Series C Warrants” and, together with the Prefunded Warrants, the Series A Warrants, and the Series B Warrants, the “Warrants”). Due to the Beneficial Ownership Limitation, the Company granted 10 Prefunded Warrants with exercise price of $100 (but can be less than par value). The Prefunded Warrants shall be exercisable immediately and shall expire when exercised in full.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

Series A Warrants

Pursuant to the Securities Purchase Agreement entered into March 20, 2020 as discussed above, the Investor purchased Series A Warrants to purchase up to 11 shares of Common Stock, subject to adjustment as provided therein. The Series A Warrants have a cash exercise price of $200,000 per share and are immediately exercisable and expire in 3 years (see extension noted below). The Series A Warrants contain a provision for cashless exercise in the event there is no effective registration statement registering the shares underlying the Series A Warrants calculated based on the difference between the exercise price of the Series A Warrant and the trading price of the stock (the “Cashless Exercise”). Additionally, the Series A Warrants contain a provision for a cashless conversion at the Holder’s option should the trading price of the Common Stock fall below $200,000, per share calculated based on the difference between the exercise price of the Series A Warrant and 70% of the Market Price, as defined therein (the” Alternate Cashless Exercise”). The Alternate Cashless Exercise price is $0.001. See above “Shares issued for exercise of warrants” for discussion of deemed dividend related to alternate cashless exercise.

Series B Warrants

Pursuant to the Securities Purchase Agreement entered into March 20, 2020 as discussed above, the Investor purchased Series B Warrants to purchase up to 64 shares of Common Stock, subject to adjustment as provided therein; provided, however, commencing on the 90th day following the effective date, the Company may reduce the number of Warrant Shares issuable upon exercise thereof by 38 upon 10 Trading Days’ prior written notice to the Holder provided that the Company issues to the Holder 4 shares of Common Stock (or, at the election of the Holder, an equivalent number of pre-funded warrants) and Series A Warrants to purchase up to 4 shares of Common Stock, which shares shall be issued pursuant to a registration statement without restrictions on resale. The Series B Warrants have a cash exercise price of $40,000 per share and expire in 3 years (see extension noted below). The Series B Warrants contain a provision for Cashless Exercise.

Series C Warrants

Pursuant to the Securities Purchase Agreement entered into March 20, 2020 as discussed above, the Investor purchased Series C Warrants to purchase up to 64 shares of Common Stock, subject to adjustment as provided therein and expire in 3 years (see extension noted below). The Series C Warrants have a cash exercise price of $200,000 per share, subject to a vesting schedule, which is based on such Holder’s exercise of the Series B Warrants (warrants shall be exercisable ratably upon exercise of Series B Warrants). The Series C Warrants contain provisions for Cashless Exercise and Alternate Cashless Exercise. See above “Shares issued for exercise of warrants” for discussion of deemed dividend related to alternate cashless exercise.

Letter Agreement to Extend Termination Dates.

On March 8, 2023, the Company agreed with the holder of Series B Warrants (the “Holder”) pursuant to a letter agreement to exercise up to $250 of Series B Warrants currently held as follows:

1.	Effective upon the execution of such letter agreement, the Holder will exercise 4 Series B Warrants for an aggregate exercise price of $150,000, or 4 shares of common stock (the “Existing Warrants”) and;

2.	Within 5 business days’ written notice to the Holder from the Company of receipt of approval by the Financial Industry Regulatory Authority, Inc. (“FINRA”) of the Company’s next anticipated reverse stock split, an additional $100,000 of Series B Warrants for 3 shares of common stock.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

Warrants Issued to Vendors

On August 16, 2022, the Company entered into an agreement with a certain consultant to provide services over a three-month period in exchange for 1,000 warrants to purchase common stock at $10 per share with an expiry date of August 16, 2025. The fair market value of the warrants was $2,408 on the date of grant as calculated under the Black Scholes Option Pricing model with the following assumptions: stock price at valuation date of $2.60 based on quoted trading price on date of grant, exercise price of $10, dividend yield of zero, years to maturity of 3.00, a risk-free rate of 3.19%, and expected volatility 236%. The Company recorded $2,408 of stock-based compensation expenses with respect to the grant of such warrants during the year ended June 30, 2023.

On August 16, 2022, the Company and a third-party investor relations consultant agreed to settle an outstanding payable of $23,050 in exchange for 2,305 warrants to purchase common stock at $10 per share with an expiry date of August 16, 2025. The fair market value of the warrants was $5,551 on the date of grant as calculated under the Black Scholes Option Pricing model with the following assumptions: stock price at valuation date of $2.60 based on quoted trading price on date of grant, exercise price of $10, dividend yield of zero, years to maturity of 3.00, a risk-free rate of 3.19%, and expected volatility of 236%. Accordingly, the Company recognized gain from settlement of debt of $17,499 during the year ended June 30, 2023 as reflected in the accompanying consolidated statements of operations.

Exercise of Warrants

During the year ended June 30, 2022, the Company received aggregate gross proceeds of $625,001 from the exercise of 16 Series B Warrants and issued 16 shares of common stock.

During the year ended June 30, 2022, the Company issued 56,800 shares of common stock from the alternate cashless exercise of 0.284 Series A warrants.

During the year ended June 30, 2023, the Company received aggregate gross proceeds of $475,000 from the exercise of approximately 12 Series B Warrants with an exercise price of $40,000 per share and issued 12 shares of common stock.

During the year ended June 30, 2023, the Company issued an aggregate of 559,999 shares of common stock and common stock issuable of 206,000 from the alternate cashless exercise of 0.97 Series A warrants with an original exercise price of $200,000 and alternate cashless exercise price of $0.001 or the par value of common stock.

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

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure on the June 30, 2023 and 2022 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

On July 27, 2022, the Company entered into a two-year research agreement with the University to provide certain research and experiment services to the Company. One of the Company’s Scientific Advisory Board is the lead joint researcher of the University. In exchange for full ownership of the intellectual property, the Company agreed to pay royalties of 1% of net revenues each to two members of the Scientific Advisory Board. In consideration of such services, the Company agreed to pay the University approximately 53,200 Euros ($53,806 USD) payable as follows:

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

As of June 30, 2023 and 2022, the Company has $18,056 and $14,364, respectively, balance due to the University for unreimbursed lab fees, which are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. As of June 30, 2023 and 2022, there are no royalty fees owed to the University.

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

On July 1, 2022, the Company and a consultant agreed to extend the term of a consulting agreement from July 1, 2022 to June 30, 2023 to provide media-related services for a monthly fee of $50,000. In addition, the Company agreed to pay a stock fee equal to 9.9% of the outstanding common stock of the Company during the term of the agreement. The Company agreed to increase the consultant’s diluted holdings back to 9.9% and accrue the value of the common stock at each reporting period until June 30, 2023. All service fees are non-refundable. In November 2022, the Company and the consultant agreed to discontinue the monthly cash portion fee. On November 16, 2022, the Company issued 73,301 shares of common stock to this consultant for services rendered from July 2022 to November 2022. Additionally, on June 30, 2023, the Board approved the issuance of 608,423 shares of the Company’s common stock to this consultant for services rendered from April 2023 to June 2023 (see Note 8). Accordingly, the Company has $0 balance owed to such consultant as of June 30, 2023.

Operating Leases

On May 4, 2022, the Company entered in a three-year lease agreement with North Horizon Pty Ltd., a related party, (see Note 10) for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes. On May 4, 2022, the Company recorded right-of-use assets $66,201 and total lease liabilities of $66,201 based on an incremental borrowing rate of 8%.

ROU is summarized below:

	June 30, 2023	June 30, 2022
Office lease	$66,201	$66,201
Less: accumulated amortization	(27,213)	(3,678)
Right-of-use asset, net	$38,988	$62,523

Operating lease liabilities are summarized below:

	June 30, 2023	June 30, 2022
Office lease	$66,201	$66,201
Reduction of lease liability	(25,418)	(3,277)
Less: office lease, current portion	(21,505)	(20,605)
Long term portion of lease liability	$19,278	$42,319

Remaining future minimum lease payments under the non-cancelable operating lease at June 30, 2023 are as follows:

Fiscal Year 2024	$23,990
Fiscal Year 2025	19,992
Imputed interest	(3,199)
Total operating lease liability	$40,783

The weighted average remaining lease term for the operating lease is 1.77 years as of June 30, 2023.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

NOTE 10 – RELATED PARTY TRANSACTIONS AND BALANCES

Since its inception, the Company has conducted transactions with its directors and entities related to such directors.

These transactions have included the following:

As of June 30, 2023 and 2022, the Company owed its former director a total of $29,630 and $30,746, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (see Note 4).

As of June 30, 2023 and 2022, the Company owed its former director a total of $49,314 and $51,171, respectively, for money loaned to the Company, throughout the years. The total loans balance owed at June 30, 2023 and 2022 is not interest bearing (see Note 5).

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease had a five-year term and provided for annual rental payments of $39,600 AUD or $28,325 USD, which includes $3,600 AUD or $2,575 USD of goods and service tax for total payments of $198,000 AUD or $141,629 USD during the term of the lease. Such lease expired in May 2021 and was renewed for another one-year term from May 2021 to May 2022. On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd. for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes (See Note 9). As of June 30, 2023 and 2022, total rent payable of $158,129 AUD ($105,377 USD) and $122,129 AUD ($84,452 USD), respectively, was included in accrued expenses in the accompanying consolidated balance sheet. Rent expense under those lease was $28,841 and $28,366 in fiscal 2023 and 2022, respectively and reflected as occupancy expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Employment and Services Agreements with Management

The Company and Mr. Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz’s employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement was scheduled to expire on February 25, 2019; however, the term of the Nathanielsz Employment Agreement automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of his or its intent not to renew. The Nathanielsz Employment Agreement continues in effect as of June 30, 2023, as amended on October 26, 2022 (see below). The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually or $205,680 USD) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion. Pursuant to the Nathanielsz Employment Agreement, Mr. Nathanielsz is entitled to an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Company’s board of directors based upon the performance of the Company. On March 16, 2018, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $300,000 AUD ($205,680 USD) to $400,000 AUD ($274,240 USD), effective February 2018. On August 1, 2022, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $400,000 AUD ($309,313 USD) to $600,000 AUD ($414,900 USD), effective July 1, 2022.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive, part-time employee of the Company since October 2015. Effective February 1, 2018, Mrs. Nathanielsz receives an annual salary of $120,000 AUD ($80,904 USD) and is entitled to customary benefits.

Pursuant to a February 25, 2016 board resolution, James Nathanielsz is paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the year ended June 30, 2022, a total of $7,689 AUD ($5,577 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance which expired in August 2022. No payments were made during the year ended June 30, 2023.

On August 12, 2021, the Board approved a bonus of $177,840 USD. A total of $221,890 AUD ($166,418 USD) in payments were made against the bonuses during the year ended June 30, 2021 resulting in a remaining balance of $422,610 AUD ($316,957 USD) bonus payable as of June 30, 2021 which was included in accrued expenses in the accompanying consolidated balance sheet. On August 12, 2021, pursuant to the Cancellation Agreement, Mr. Nathanielsz agreed to cancel $177,840 of the bonus payable in exchange for 5,928,000 shares of the Company’s Common Stock. On August 1, 2022, the Board approved a bonus of $140,000 AUD or $96,810 USD. A total of $144,166 AUD ($99,691 USD) in payments were made in respect of the bonuses during the year ended June 30, 2022 resulting in a remaining balance of $181,324 AUD ($125,386 USD) bonus payable as of June 30, 2022, which was included in accrued expenses in the accompanying consolidated balance sheet. A total of $73,387 AUD ($48,905 USD) in payments were made in respect of the bonuses during the year ended June 30, 2023, resulting in a remaining balance of $107,937 AUD ($71,929 USD) bonus payable as of June 30, 2023 which was included in accrued expenses in the accompanying consolidated balance sheet.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

Amended and Restated Employment Agreement

On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Mr. Nathanielsz for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD ($309,313 USD). Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase 0.04 shares of common stock (the “Nathanielsz Options”), with an exercise price per share of $4,675,000 (110% of the closing market price of the common stock on May 14, 2019 (or $4,250,000), the date of approval of such grant by the Board), (ii) 0.04 restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and (iii) an additional 0.04 restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Board on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. The Nathanielsz Options and Additional Nathanielsz RSU’s are subject to vesting periods pursuant to the Employment Agreement. There are 0.04 vested options and 0.04 restricted stock units that are considered issuable as of June 30, 2023 and 2022.

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

Amended and Restated Employment Agreement

On May 14, 2019, the Company entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD ($41,580 USD). In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase 0.02 shares of common stock (the “Kenyon Options”), with an exercise price per share of $4,250,000 (100% of the closing market price of the common stock on May 14, 2019, the date of approval of such grant by the Board), (ii) 0.02 restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional 0.02 restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan. The Kenyon Options have a term of 10 years from the date of grant. The Kenyon Options and Additional Kenyon RSU’s are subject to vesting periods pursuant to the Services Agreement. There are 0.02 vested options and 0.02 vested restricted stock unit that are considered issuable as of June 30, 2023 and 2022.

On August 12, 2021, pursuant to a Cancellation Agreement, Mr. Kenyon agreed to cancel accrued salaries of $102,600 in exchange for 3,420 shares of common stock of the Company. As of June 30, 2023 and 2022, total accrued salaries of $96,000 AUD ($64,627 USD) and $82,500 AUD ($56,050 USD), respectively, were included in accrued expenses in the accompanying consolidated balance sheets.

Intercompany Loans

All intercompany loans were made by the parent to the Company’s subsidiary, Propanc PTY LTD, none of which has been repaid as of June 30, 2023. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment on the consolidated balance sheet as accumulated other comprehensive income.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

NOTE 11 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through June 30, 2023.

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

In fiscal 2023, the Company primarily relied on funding from five convertible debt lenders and received net proceeds after deductions of $79,111 for original issue discounts and debt issue costs from each of the five lenders of $101,250, $189,000, $150,000, $50,000 and $100,000, respectively, which represents approximately 17%, 32%, 25%, 8% and 18%, respectively, of total proceeds received by the Company during fiscal 2023.

Receivable Concentration

As of June 30, 2023 and 2022, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

Patent and Patent Concentration

The Company has filed multiple patent applications relating to its lead product, PRP. The Company’s lead patent application has been granted and remains in force in the United States, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Turkey, United Kingdom, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore, Malaysia, South Africa, Republic of Korea, India and Brazil. In Canada and Mexico, the patent applications have been accepted as of this fiscal year 2023.

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

In July 2020, a world-first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 62 granted, allowed, or accepted patents and 14 patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

Foreign Operations

As of June 30, 2023 and 2022, the Company’s operations are based in Camberwell, Australia; however, the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales, for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of June 30, 2023 and 2022, there has been no activity within this entity.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $75,300 (2 notes) and $79,000 (1 note) of convertible debt, which were treated as derivative instruments outstanding at June 30, 2023 and 2022, respectively.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at June 30, 2023, the last trading day of the period ended June 30, 2023, was $0.135 per share. The volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at June 30, 2023 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

Convertible Debt

Initial Valuations (on new derivative instruments entered into during the year ended June 30, 2023)
Volatility	228.29 – 256.02%
Expected Remaining Term (in years)	0.22 – 0.28
Risk Free Interest Rate	3.13 – 4.42%
Expected dividend yield	None

	June 30, 2023	June 30, 2022
Volatility	334.56%	228%
Expected remaining term	0.01 - 0.73	0.01
Risk-free interest rate	5.24%	1.28%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

	Balance at June 30, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$423,209	$—	$—	$423,209
Total	$423,209	$—	$—	$423,209

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

The following is a roll forward for the years ended June 30, 2023 and 2022 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2021	$54,220
Gain on debt extinguishment	(2,069)
Change in fair value included in statements of operations	99,111
Balance at June 30, 2022	151,262
Initial fair value of embedded conversion option derivative liability recorded as debt discount	93,668
Gain on debt extinguishment	(352,051)
Change in fair value included in statements of operations	530,330
Balance at June 30, 2023	$423,209

NOTE 13 – SUBSEQUENT EVENTS

Loans Payable

July 5, 2023, the Company and an institutional investor affiliated with one of our directors, Josef Zelinger, entered into a letter agreement, pursuant to which such investor loaned the Company an aggregate of $230,000 AUD ($153,256 USD). Pursuant to such agreement, the term of such loan is three (3) years, ending on July 5, 2026, with an interest rate of 10% to be paid monthly in arrears. In connection with such loan, the Company issued 15,000,000 warrants to purchase common stock to such investor immediately exercisable at an initial exercise price of $0.01 per share (subject to certain adjustments such as stock dividend, stock splits, subsequent right offering and pro-rata distribution) with an expiry date of July 5, 2026.

A portion of the proceeds of such loan were used to repay an outstanding balance of approximately $143,000 due on a convertible note (Coventry Note) held by a third-party investor and which had been in default (see Note 6).

Promissory Note

On August 15, 2023, the Company issued to an institutional investor (the “August 2023 Lender”) a 10% original issue discount promissory note (the “Promissory Note”) in consideration for $120,000, which has a principal face amount of $132,000, matures on November 15, 2023 and accrues interest at a rate of 10% per annum, which may be increased to 18% in the event of a default. The Company has the right to prepay the principal and accrued but unpaid interest due under the Promissory Note, together with any other amounts that the Company may owe the August 2023 Lender under the terms of the Promissory Note, on or before September 14, 2023 at a 110% premium of the face amount plus accrued and unpaid interest and any other amounts owed to the August 2023 Lender, which increases to (i) 120% if prepaid after such date, but on or before October 14, 2023, and (ii) 130% if prepaid after October 14, 2023, unless the Company and the Lender agree to otherwise effect repayment. The Promissory Note contains certain customary events of default set forth in the Promissory Note, including, among others, breach of covenants, representations or warranties, insolvency, bankruptcy, liquidation and failure by the Company to pay the principal and interest due under the Promissory Note.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

Issuance of convertible notes

1800 Diagonal Lending, LLC Securities Purchase Agreements

On June 29, 2023, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC (“1800 Diagonal”), which closed on July 6, 2023, pursuant to which 1800 Diagonal purchased a convertible promissory note (the “July 6, 2023 1800 Diagonal Note”) from the Company in the aggregate principal amount of $65,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after 180 days of the July 6, 2023 1800 Diagonal Note. The July 6, 2023 1800 Diagonal Note contains debt issue costs of $5,000. The Company intends to use the net proceeds for general working capital purposes. The maturity date is June 29, 2024.

On July 19, 2023, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC pursuant to which 1800 Diagonal purchased a convertible promissory note (the “July 19, 2023 1800 Diagonal Note”) from the Company in the aggregate principal amount of $45,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after 180 days of the July 19, 2023 1800 Diagonal Note. The July 19, 2023 1800 Diagonal Note contains debt issue costs of $5,000. The Company intends to use the net proceeds for general working capital purposes. The maturity date is July 19, 2024.

On August 16, 2023, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC pursuant to which 1800 Diagonal purchased a convertible promissory note (the “August 16, 2023 1800 Diagonal Note”) from the Company in the aggregate principal amount of $55,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after 180 days of the August 16, 2023 1800 Diagonal Note. The August 16, 2023 1800 Diagonal Note contains debt issue costs of $5,000. The Company intends to use the net proceeds for general working capital purposes. The maturity date is August 16, 2024.

The 1800 Diagonal Notes bear interest at a rate of 8% per annum, which interest may be paid by the Company to 1800 Diagonal in shares of the Company’s common stock; but shall not be payable until the 1800 Diagonal Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

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

The conversion price for the above notes shall be equal to a 35% discount of the market price which means the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, 1800 Diagonal shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by 1800 Diagonal and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. The Company treats this convertible notes as stock settled debt under ASC 480.

The above notes contains certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

Failure to deliver shares of common stock upon conversion of the above 1800 Diagonal notes within three business days of notice of conversion will result in the Company paying a penalty of $1,000 per day, subject to certain exceptions.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

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

GS Capital Partners, LLC Securities Purchase Agreement

On August 23, 2023, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, pursuant to which GS Capital purchased a convertible redeemable note (the “GS Capital Note”) from the Company in the aggregate principal amount of $77,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GS Capital. The GS Capital Note contains a $5,000 original issue discount. Pursuant to the terms of the GS Purchase Agreement, the Company paid GS Capital’s legal fees of $2,500. The Company intends to use the net proceeds from the GS Capital Note for general working capital purposes.

The maturity date of the GS Capital Note is February 23, 2024. The GS Capital Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note is equal to $0.04 per share (the “Fixed Price”), provided that the Fixed Price will be reduced to $0.02 per share in the event that the market price of the Common Stock trades below $0.03 per share for five consecutive trading days. In the event of a default under the Note and unless the Fixed Price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default. Pursuant to the Note, in the event that such conversion price is below the par value of the Common Stock, the Company has agreed to take all steps to reduce such par value or conduct a reverse split of its Common Stock, as applicable. Notwithstanding the foregoing, such conversion price and lookback periods are subject to adjustment in favor of the Investor in the event the Company issues securities to another party with more favorable conversion terms, and such conversions are subject to a 4.99% beneficial ownership limitation (which may be increased to 9.9% upon 60 days’ prior written notice from the holder of the Note) and adjustments for mergers, consolidations, reorganizations and similar events set forth in the Note, other than a transfer or sale of all or substantially all Company assets. Pursuant to the Note, the Company is required to maintain an initial reserve of at least 400% of the number of Conversion Shares, subject to any increase of such reserved amount to reflect the Company’s obligations under the Note.

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

The above GS Capital note will be bifurcated from the embedded conversion option which shall be recorded as derivative liabilities at fair value.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2023 and 2022

Equity Line Agreement

On July 20, 2023, the Company entered into a common stock purchase agreement (the “Equity Line Agreement”) with an institutional investor (the “Investor”) providing for an equity financing facility, pursuant to which Company has the option to request that the Investor commit to purchase up to $5,000,000 of the Company’s shares (the “Shares”) of common stock, par value $0.001 per share (the “Common Stock”), over a 24-month term commencing on the date on which a registration statement filed by the Company to register the offer and resale of the Shares by the Investor (the “Registration Statement”) is declared effective by the U.S. Securities and Exchange Commission (the “SEC”). Pursuant to the Equity Line Agreement, the Company has the option to exercise this right by providing a notice (a “Drawdown Notice”) from the Company to the Investor setting forth the number of Shares that the Investor will purchase. The Company has agreed to use the proceeds from such issuances for the purpose of financing its research and product development activities, finished product manufacture for clinical studies, working capital requirements and general corporate purposes.

Pursuant to the Equity Line Agreement, purchases of Shares cannot occur unless and until certain conditions are met, including but not limited to, the SEC declaring the Registration Statement effective, and the maximum number of Shares that may be purchased pursuant to a Drawdown Notice cannot exceed the lesser of (i) 200% of the average daily traded value of the Common Stock during the five (5) business days immediately preceding a Drawdown Notice or (ii) $200,000; provided that in no event may a Drawdown Notice be for less than $5,000, exceed 52,500,000 Shares or cause the Investor’s ownership to exceed 4.99% of the outstanding number of shares of Common Stock immediately prior to the issuance of such Shares. The actual amount of proceeds that the Company will receive in connection with each Drawdown Notice is determined under the Equity Line Agreement by multiplying the number of Shares to be sold by the applicable purchase price per share, which is equal to 85% of the lowest traded price of the Common Stock during the 7 business days immediately following the Clearing Date, less Clearing Costs (as each such term is defined in the Equity Line Agreement).

Additionally, in connection with the Equity Line Agreement, the Company and the Investor entered into a registration rights agreement, dated July 20, 2023 (the “Registration Rights Agreement”), pursuant to which the Company agreed to register the maximum number of Shares within 45 days of the date of the Registration Rights Agreement, subject to any comments from the SEC and applicable laws, rules and regulations.

Exercise of warrants

The Company issued an aggregate of 2,282,000 shares of common stock from the alternate cashless exercise of 0.011 Series A warrants. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $142,575 and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants.

Shares issued for conversion of convertible debt

From July 1, 2023 through September 18, 2023, the Company issued an aggregate of 4,898,307 shares of its common stock at an average contractual conversion price of $0.02 as a result of the conversion of principal of $98,954, accrued interest of $7,071 and conversion fees of $1,277 underlying certain outstanding convertible notes converted during such period. The Company reclassified $21,737 in put premiums to additional paid in capital following these conversions.

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

At the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to the material weaknesses in financial reporting as discussed below.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2023. Based on this assessment, management believes that, as of June 30, 2023, we did not maintain effective internal control over financial reporting based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 due to certain material weaknesses in its internal controls.

Material Weaknesses and Corrective Actions

In connection with the audits of our financial statements for the fiscal years ended June 30, 2023 and 2022, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2023:

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

Attestation Report of the Independent Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to the Dodd-Frank Act that permanently exempted smaller reporting companies from the auditor attestation requirement.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended June 30, 2023, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our current executive officers and directors as of September 27, 2023:

Name	Age	Position
James Nathanielsz	49	Chief Executive Officer, Chief Financial Officer, and Director
Dr. Julian Kenyon	76	Chief Scientific Officer and Director
Josef Zelinger	73	Independent Director

The following is a biographical summary of the experience of each of our executive officers and directors:

James Nathanielsz has served as Chief Executive Officer and director of our Company since its inception and has served as our Chief Financial Officer since December 2020. He also has served as a director and Chief Executive Officer of Propanc PTY LTD, our Australian subsidiary, since October 2007. From July 2006 until October 2007, Mr. Nathanielsz served as the New Products Manager of Biota Holdings Limited, an anti-infective drug development company in Australia. He holds no other public directorships and has not held any others during the previous five years.

Mr. Nathanielsz graduated with a Bachelor of Applied Science from Swinburne University of Technology in Melbourne, Australia, majoring in Biochemistry/Applied Chemistry and with a Master of Entrepreneurship & Innovation.

Our board of directors has concluded that Mr. Nathanielsz is well-qualified to serve on our board of directors and has the requisite qualifications, skills and perspectives based on, among other factors, his position with Propanc PTY LTD, his experience in R&D and manufacturing and distribution, and due to being our controlling stockholder, as well as his significant business, investment, financial and public company experience, particularly with biotech companies.

Dr. Julian Kenyon has served a director of our Company and as Scientific Director since inception and has served as our Chief Scientific Officer since May 2019. Dr. Kenyon co-founded Propanc PTY LTD, our Australian subsidiary, and was appointed as a director of Propanc PTY LTD on February 12, 2008. Since 2000, Dr. Kenyon has served as an integrated medical physician and Medical Director of the Dove Clinic for Integrated Medicine in Winchester and London. He holds no other public directorships and has not held any others during the previous five years.

Dr. Kenyon graduated from the University of Liverpool with a Bachelor of Medicine and Surgery and with a research degree, Doctor of Medicine. Since 1972, he has served as a Primary Fellow of the Royal College of Surgeons, Edinburgh.

Our board of directors has concluded that Dr. Kenyon is well-qualified to serve on our board of directors and has the requisite qualifications, skills and perspectives based on, among other factors, his position with Propanc PTY LTD.

Josef Zelinger has served as a director of our Company since December 2020. He holds no other public directorships and has not held any others during the previous five years.

He is a Certified Practicing Accountant with 45 years of experience in tax, auditing, finance, investment and management consulting. Mr. Zelinger also has significant expertise in property management and import/export businesses, and he currently serves as a director of Aggro Investments Pty Ltd, an Australian private company specializing in industrial property rentals, where he provides tax and accounting services as a sole trader. Mr. Zelinger commenced his career as an accountant at L.M. Stanton & Partners - Chartered Accountants, subsequently joining Caston Pty Ltd in 1980, a steel manufacturer, as chief financial officer, and as a director, where he served in such roles until 1983.

Since the mid-1980s, Mr. Zelinger has served as director in several private investment companies in a range of businesses, including property portfolio manager of commercial real estate, import/export businesses and a range of commercial and financial investment companies. Since 1980, Mr. Zelinger has also operated as a sole practitioner in accountancy and tax consulting.

In 1973, Mr. Zelinger graduated with a degree in Accounting from RMIT University and was also admitted as a Fellow in Business.

Our board of directors has concluded that Mr. Zelinger is well-qualified to serve on our board of directors due to his experience as a director, his corporate governance, tax and auditing expertise, his investment and involvement with the Company since 2010 and his other relevant qualifications, skills and perspectives based upon his professional experience.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our Bylaws and the provisions of the General Corporation Law of the State of Delaware (the “DGCL”). Our directors hold office after the expiration of his or her term until his or her successor is elected and qualified, or until his or her resignation, death or removal in accordance with our Bylaws or the DGCL.

Our officers are appointed by our board of directors and hold office until removed by our board of directors at any time for any reason.

Family Relationships

There are no family relationships between or among any of our directors or executive officers or persons nominated or chosen by us to become directors or executive officers.

Director Independence

Our board of directors has reviewed the independence of our directors and has determined that Josef Zelinger qualifies as an independent director pursuant to Rule 5605(a)(2) of The Nasdaq Stock Market LLC (“Nasdaq”) and applicable SEC rules and regulations. In making this determination, our board of directors considered the relationships that each of our directors has with us and all other facts and circumstances our board of directors deemed relevant in determining their independence.

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

As of September 27, 2023, the members of our Scientific Advisory Board were:

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

The following is a biographical summary of the experience of each member of our Scientific Advisory Board:

Professor Klaus Kutz has over 20 years of experience as an independent consultant in Clinical Pharmacology and Safety for pharmaceutical companies and clinical research organizations. His specialty over the last six years is oncology, including preparation of multiple NDAs and INDs for small and medium sized pharmaceutical companies. He has prepared, organized and reported clinical Phase I studies in oncology and Phase II studies in different cancer indications (prostate, gastric, ovarian, small cell lung cancer) and Non-Hodgkin’s lymphoma. Professor Kutz has more than 13 years of experience as Head of Clinical Pharmacology with world-wide responsibilities for Phase I and Clinical Pharmacokinetics in two internationally operating pharmaceutical companies, setting up and restructuring international clinical pharmacology departments. His achievements include the successful world-wide registration of multiple important compounds for Sandoz Pharma Ltd, a pharmaceutical company, by preparing multiple NDAs and expert reports (including written summaries), as well as preparing multiple IND applications for Sandoz Pharma Ltd and Sanofi Research. He is a specialist for Internal Medicine, Gastroenterology, and Clinical Pharmacology and he is also Professor of Medicine at the University of Bonn, Germany.

Professor Macarena Perán holds a B.S. in Biology and an M.S. in Biochemistry and Molecular Biology from the University of Málaga, Spain. Dr. Perán moved to the Neuroscience Department at Durham University in the UK, where she studied the Cellular Distribution and Immobilization of GABAA Receptors on the cell membrane and graduated in 2000 with a Ph.D. She moved back to Spain and completed another Ph.D. program in the Faculty of Medicine focused on Changes in the Behavior of Central Nervous Proteins. She also completed a second Ph.D. from Granada University. In 2005 and 2006, she attended the University of Bath, UK, working in Professor David Tosh’s lab, and changed her research interest to the development of new anti-cancer drugs and cell therapy for regenerative medicine. In 2011, she spent a year as a visiting scientist in the Salk Institute for Biological Studies in California, working in Professor Juan Carlos Izpisua-Belmonte’s lab. Currently, Dr. Perán is Reader in Anatomy at the University of Jaén in Spain and is working with the Institute of Pathobiology and Regenerative Medicine (IBIMER).

Professor Juan Antonio Marchal Corrales is Professor of Anatomy and Embryology at the Faculty of Medicine of University of Granada. He graduated in Medicine and Surgery in 1992, obtaining the degree “summa cum laude”. He defended his doctoral thesis in 1996. Prof. Marchal has worked at three universities in different educational categories and is responsible for the research group “Differentiation, Regeneration and Cancer”. He has participated in 39 research projects of national and international character, being principal investigator in 13 of them. He has a total of 145 publications in journals, of which 125 are listed in the Journal Citation Reports. He has spent time at the University of Sassari in Italy and as visiting professor. He is inventor of 14 patents, 4 of them licensed. He is a member of the Advisory Board of the International Graduate School of the University of Granada, member of the standing committee of the Scientific Council and coordinator of Area Research in the Biosanitary Institute of Granada (ibs.GRANADA) and member of the Governing Board at the Institute of Pathobiology and Regenerative Medicine (IBIMER). He has recently been named director of the Chair Drs. Galera and Requena of Cancer Stem Cell Research at the University of Granada.

Dr. Maria Garcia graduated in Biology from University of Granada in Spain in 1997, became a molecular biologist working in the National Centre of Biotechnology, characterizing the mechanism of action of “Protein kinase induced by interferon: PKR”. These studies gave rise to a PhD title awarded with an Extraordinary Thesis Award by the Autonomous University of Madrid in 2004. In 2002, Dr. García completed a three-month stay at the University of Wyoming with Dr. Roth. During the postdoctoral period, she obtained major public and private funding to characterize new activity of the main tumor suppressor genes that are mutated in more than 50% of human cancers, such as p53, ARF and Rb. Dr. García currently has a competitive research contract from the National Health System to lead translational cancer research, aiming at the integration of basic, clinical and epidemiological cancer research in the University Hospital Complex of Granada. She leads a line of research involving new antitumor drugs, biological therapies, biomarkers and cancer stem cell studies. Dr. García has more than 30 peer-reviewed publications in international journals with an average impact factor of 5 and a H-Index of 14.

Dr. Ralf Brandt is the co-founder of vivoPharm PTY, Ltd., a global oncology and immuno-oncology discovery services company providing a range of preclinical services, which merged and became a part of Cancer Genetics, Inc., a Nasdaq-listed company enabling precision medicine in oncology from bench to bedside. Dr. Brandt currently serves as President of Discovery and Early Development of Cancer Genetics. Dr. Brandt is a biochemist and cell biologist with over 15 years of experience in research programs of experimental oncology. He has immense experience in in vivo pharmacology and anti-cancer drug profiling. Dr. Brandt received his License (BSc in Biochemistry and Animal Physiology) in 1986, and his PhD in Biochemistry in 1991 from the Martin-Luther University of Halle-Wittenberg in Germany. Dr. Brandt was employed at research positions at the National Cancer Institute in Bethesda, Maryland and at Schering AG in Germany. Since 1990, Dr. Brandt has been active in the field of preclinical oncology. He led the Tumor Biology program at Novartis Pharma AG in Switzerland and established several transgenic mouse lines developing tumors under the control of oncogenes. During Dr. Brandt’s long career in the pharmaceutical industry, he has acquired significant knowledge and expertise in leading business units and representation of services to the pre-clinical research market.

Risk Oversight

Our board of directors takes a company-wide approach to risk management. Our board of directors determines the appropriate risk level for us generally, assesses the specific risks faced by us and reviews the steps taken by management to manage those risks. While our board of directors has ultimate oversight responsibility for the risk management process given that no board committees have yet been formed. Our board of directors will be responsible for overseeing the management of risks associated with the independence of our board of directors.

Until our board of directors has established a compensation committee, it remains responsible for, among other things, overseeing the management of risks relating to our executive compensation plans and arrangements, and the incentives created by the compensation awards is administered. Until our board of directors has established an audit committee, it will oversee, among other things, our corporate accounting and financial reporting process and oversees the audit of our financial statements and the effectiveness of our internal control over financial reporting. Until our board of directors has established a nominating committee, it will be responsible for among other things, making recommendations regarding candidates for directorships, reviewing developments in corporate governance practices and developing a set of corporate governance guidelines.

Code of Ethics

The board of directors has adopted a Code of Ethics (the “Code of Ethics”) to apply to all of our directors, officers and employees. The Code of Ethics is intended to promote ethical conduct and compliance with laws and regulations, to provide guidance with respect to the handling of ethical issues, to implement mechanisms to report unethical conduct, to foster a culture of honesty and accountability, to deter wrongdoing and to ensure fair and accurate financial reporting. A copy of the Code of Ethics is available at our website www.propanc.com.

Nominations to the Board of Directors

General - Our directors take a critical role in guiding our strategic direction and oversee the management of the Company. Our board of directors’ candidates are considered based upon various criteria, such as their broad-based business and professional skills and experiences, a global business and social perspective, concern for the long-term interests of the shareholders, diversity, and personal integrity and judgment. In addition, directors must have time available to devote to our board of directors’ activities and to enhance their knowledge of our business. Accordingly, we seek to attract and retain highly qualified directors who have sufficient time to attend to their substantial duties and responsibilities to our Company.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, our directors and certain of our officers, and persons holding more than 10 percent of our Common Stock are required to file forms reporting their beneficial ownership of our Common Stock and subsequent changes in that ownership with the United States Securities and Exchange Commission.

During the fiscal year ended June 30, 2023, we believe the following reports listed in the table below were required to be filed by such persons pursuant to Section 16(a) and were not filed on a timely basis:

Name	Form	Description
Josef Zelinger	4	One (1) transaction was not reported on a timely basis (upon the acquisition of a common stock purchase warrant issued to an entity that Joseph Zelinger wholly owns and controls but disclaims beneficial ownership of such warrant and shares issuable pursuant to its exercise except to the extent of Josef Zelinger’s pecuniary interest therein).

Item 11. Executive Compensation.

The following table sets forth the compensation paid or accrued by us to our Executive Officers for the fiscal years ended June 30, 2023 and 2022.

Summary Compensation Table

	Year	Salary ($)		Bonus ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
James Nathanielsz (1)	2022	$319,939	(2)	$96,810	(3)	$-	$34,928	(4)	$451,677
Chief Executive Officer	2023	$399,840		$-		$-	$30,444	(4)	$430,284

(1)	For purposes of the information included in this “Executive Compensation” section, including the table above, the conversion rates as of June 30, 2023 and 2022, $0.6664 and $0.7473, respectively, were used to convert dollar amounts from AUD to USD.

(2)	Under the Nathanielsz Employment Agreement (as defined below), Mr. Nathanielsz received a gross annual salary of $400,000 AUD ($309,313 USD) per year effective February 1, 2018 as approved by the board of directors. Mr. Nathanielsz has also accrued unused annual and long service leave in the amounts of $267,155 AUD ($178,032 USD) and $41,113 AUD ($29,819 USD) for the fiscal years ended June 30, 2023 and 2022, respectively, which are included in the total above. On August 1, 2022, the board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $400,000 AUD ($309,313 USD) to $600,000 AUD ($414,900 USD), effective July 1, 2022.

(3)	On August 1, 2022, the board of directors approved a bonus to Mr. Nathanielsz of $140,000 AUD ($96,810 USD).

(4)	Under the Nathanielsz Employment Agreement, Mr. Nathanielsz receives a 9.5% contribution to a pension of which he is the beneficiary and amounted to $27,100 USD and $29,012 USD for the years ended June 30, 2023 and 2022, respectively. In addition, pursuant to the Nathanielsz Employment Agreement, we may make a monthly payment to cover the costs relating to Mr. Nathanielsz use of a vehicle and certain fringe benefits. For the fiscal years ended June 30, 2023 and 2022, $3,344 USD and $5,916 USD, respectively, was paid to Mr. Nathanielsz for use of a vehicle.

Narrative to Summary Compensation Table

Employment Agreement with James Nathanielsz

The Company and Mr. Nathanielsz entered into a new employment agreement as of May 14, 2019 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement also contemplates that Mr. Nathanielsz serves as a member of the board of directors.

The Nathanielsz Employment Agreement provides that Mr. Nathanielsz will receive a base salary of $33,333 AUD ($23,050 USD) per month ($400,000 AUD ($309,313 USD) annually) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz may convert any accrued but unpaid salary into Common Stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion. The Company has also agreed to pay Mr. Nathanielsz an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Board and based upon the performance of the Company.

Mr. Nathanielsz is entitled to twenty days of annual leave and ten days of paid sick leave. Mr. Nathanielsz is also entitled to participate in employee benefits plans, fringe benefits and perquisites maintained by the Company to the extent the Company provides similar benefits or perquisites (or both) to similarly situated executives of the Company.

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

Amended and Restated Services Agreement with Julian Kenyon

On May 14, 2019, the Company entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD ($41,580 USD). In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase 0.02 shares of Common Stock (the “Kenyon Options”), with an exercise price per share of $425,000 (100% of the closing market price of the Common Stock on May 14, 2019, the date of approval of such grant by the board of directors), (ii) 0.02 restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional 0.02 restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan (as defined below) approved by the Company’s board of directors on the effective date of the Services Agreement. The Kenyon Options have a term of 10 years from the date of grant. One third of the Kenyon Options vest every successive one-year anniversary following such effective date, provided, that on each such vesting date Dr. Kenyon is employed by the Company and subject to the other provisions of the Services Agreement. The Initial Kenyon RSUs vest on the one-year anniversary of such effective date, subject to Dr. Kenyon’s continued employment with the Company through such vesting date. The Additional Kenyon RSUs vest as follows, subject to Dr. Kenyon’s continued employment with the Company through the applicable vesting date: (i) 0.005 of the Additional Kenyon RSUs vest upon the Company submitting the CTA for PRP for the Study (as defined in the Services Agreement) in an applicable jurisdiction to be selected by the Company, (ii) 0.005 of the Additional Kenyon RSUs vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iii) 0.005 of the Additional Kenyon RSUs vest upon the shares of Common Stock being listed on a senior stock exchange (New York Stock Exchange, NYSE American, or the Nasdaq Stock Market), and (iv) the remaining 0.005 of the Additional Kenyon RSUs vest upon the Company enrolling its first patient in the Study. Each vested Kenyon RSU will be settled by delivery to Mr. Kenyon of one share of Common Stock and/or the fair market value of one share of Common Stock in cash, at the sole discretion of the board of directors and subject to the 2019 Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Services Agreement), (ii) the date that is ten business days following the vesting of such Kenyon RSU, (iii) the date of Dr. Kenyon’s death or Disability (as defined in the Services Agreement), and (iv) Dr. Kenyon’s employment being terminated either by the Company without Cause or by Dr. Kenyon for Good Reason (as each term is defined in the Services Agreement). In the event of a Change of Control, 50% of any unvested portion of the Kenyon Options and the Kenyon RSUs vest immediately prior to such event.

2019 Equity Incentive Plan

On May 14, 2019, our board of directors adopted our 2019 Equity Incentive Plan (the “2019 Plan”), which reserves a total of 234 shares of our Common Stock for issuance under the 2019 Plan. As described below, incentive awards authorized under the 2019 Plan include, but are not limited to, incentive stock options within the meaning of Section 422 of the Code. If an incentive award granted under the 2019 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with the exercise of an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2019 Plan.

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

No awards or any shares of our Common Stock were issued during the fiscal year 2023 under the 2019 Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended June 30, 2023 to the Named Executive Officer. Except as set forth below, all of the outstanding equity awards granted to our Named Executive Officer were fully vested as of June 30, 2023.

Option awards				Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James Nathanielsz (1)	0.04	-	$4,675,000	May 13, 2029	0.04	165,747
Julian Kenyon (2)	0.02	-	$4,250,000	May 13, 2029	0.02	82,873

(1)	On May 14, 2019, the board of directors granted Mr. Nathanielsz an option to purchase 0.04 shares of Common Stock at an exercise price of $4,675,000 per share and 0.08 performance-based restricted stock units. The fair value of such options and restricted stock units at the grant date was $165,747 and $331,493, respectively. 0.04 of such restricted stock units vested on May 14, 2020 and the balance is subject to performance conditions.

(2)	On May 14, 2019, the board of directors granted Mr. Kenyon an option to purchase 0.02 shares of Common Stock at an exercise price of $4,250,000 per share and 0.04 performance-based restricted stock units. The fair value of such options and restricted stock units at the grant date was $82,873 and $165,747, respectively. 0.02 of such restricted stock units vested on May 14, 2020 and the balance is subject to performance conditions.

Director Compensation for the Fiscal Year Ended June 30, 2023

Name	Fees earned or paid in cash ($)		Option Awards ($)	All Other Compensation ($)	Total ($)
Julian Kenyon (1)	$35,986	(2)	$-	$-	$35,986

(1)	For purposes of the information included in the table, the conversion rate as of June 30, 2023, $0.6664 was used to convert amounts from AUD to USD.
(2)	Effective May 2019, Dr. Kenyon receives gross monthly compensation of $4,500 AUD or $3,264 USD per month for his services as a director of our Company.

Amended and Restated Director Agreement with Joseph Zelinger

Effective as of August 12, 2021, the Company entered into an Amended and Restated Director Agreement (the “Director Agreement”) with Mr. Zelinger, pursuant to which the Company agreed to compensate Mr. Zelinger with a monthly salary of $250 AUD ($188 USD) per month for his services as a member of the board of directors and which can be terminated by the Company for Cause (as defined in the Director Agreement) and at such time as Mr. Zelinger no longer serves as a Company director. Pursuant to the Agreement, any and all accrued unpaid salary may be converted by Mr. Zelinger into Common Stock at the end of each fiscal year at a conversion rate to be determined by the parties to such agreement, at a rate no lower than the par value of the Common Stock and no higher than the closing bid price of the Common Stock on date of such conversion.

Other Director Compensation

Directors are reimbursed for reasonable expenses incurred in attending meetings and carrying out duties as board members.

Scientific Advisory Board Members Compensation

The Company has entered into Scientific Advisory Board Member Agreements with certain members of its Scientific Advisory Board (the “SAB Agreements”). The SAB Agreements contain substantially similar terms and primarily related to the protection of the Company’s intellectual property and include provisions for the members’ compensation for the services performed as a member of the Scientific Advisory Board. If and when bi-annual SAB meetings are held, Mr. Kutz and Dr. Brandt each are paid a monetary fee for their service provided in preparing for, and attending the SAB meetings.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of September 27, 2023 regarding the number of shares of our Common Stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding Common Stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officers as a group.

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

The disclosure relating to the shares of Common Stock under this “Security Ownership of Certain Beneficial Owners and Management” section reflects the reverse stock split effected by the Company on May 1, 2023.

	Common Stock Beneficially Owned		Series B Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class(1)	Number of Shares Beneficially Owned	Percentage of Class(6)	Total Voting Shares	Total Voting Power (1) (6)

Directors and Executive Officers:

James Nathanielsz(2)	8,732	*	1	100%	8,733	50.03%

Dr. Julian Kenyon(3)	3,425	*	-	-	3, 425	*

Josef Zelinger(4)	778,904	4.99%	-	-	778,904	2.56%

All directors and executive officers, as a group (3 persons)	791, 061	5.07%	1	100%	791,062	51.32%

Non-Director or Officer 5% Stockholder:

Sylva International LLC	703,744	5.24%	-	-	703,744	5.24%

* Represents less than 1%

(1) Applicable percentages are based on 14,833,210 shares of our Common Stock outstanding as of September 27, 2023.

(2) Includes (i) 5,932 shares of our Common Stock owned held by North Horizon Pty Ltd., which is the trustee of the Nathanielsz Family Trust. Mr. Nathanielsz has investing and dispositive power and a pecuniary interest in such shares held by such trust. In addition, such ownership includes (ii) 0.04 vested stock options for the purchase of up to 0.04 shares of our Common Stock, (iii) 0.04 vested restricted stock units and 2,800 shares of Common Stock held by Mrs. Nathanielsz, the spouse of Mr. Nathanielsz, as to which shares Mr. Nathanielsz disclaims beneficial ownership. Such ownership excludes 0.04 restricted stock units subject to certain vesting conditions, as discussed above in the section captioned “Executive Compensation - Employment Agreement with James Nathanielsz”.

(3) Includes 3,425 shares of Common Stock and 0.02 vested stock options for the purchase of up to 0.02 shares of Common Stock and 0.02 vested restricted stock units; excludes 0.02 restricted stock units that are subject to certain vesting conditions, as discussed above in the section captioned “Executive Compensation - Amended and Restated Services Agreement with Julian Kenyon”.

(4) Beneficial ownership includes (i) 2,806 shares of Common Stock, (ii) up to 776,098 shares of Common Stock issuable upon exercise of a Common Stock purchase warrant held by Aggro Investments Pty Ltd, which Mr. Zelinger wholly owns and controls, which is subject to a 4.99% beneficial ownership limitation providing that a holder of such warrant will not have the right to exercise any portion thereof if the holder, together with its affiliates, would beneficially own in excess of 4.99% or 9.99%, as applicable, of the Common Stock outstanding, provided that upon at least 61 days’ prior notice to us, the holder may increase or decrease such limitation up to a maximum of 9.99% of the shares of Common Stock outstanding. Beneficial ownership excludes an aggregate of 14,223,902 shares of Common Stock issuable upon exercise of such warrant as a result of the triggering of the 4.99% beneficial ownership limitations in such warrant. The principal business address of Aggro Investments Pty Ltd is 9 Seymour Road, Elsternwick, Victoria, Australia, 3185.

(5) Includes all shares of Common Stock beneficially owned by our executive officers and directors, subject to any disclaimers set forth in footnotes 2 and 3 of the table above.

(6) Applicable percentage is based on one share of our Series B Preferred Stock outstanding as of September 27, 2023. The holder of such share has voting power equivalent of the number of votes equal to the total number of shares of Common Stock outstanding as of the time of determination of stockholders entitled to vote.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since July 1, 2020 to which we have been a party, in which the amount involved in the transaction the lesser of (i) $120,000 or (ii) one percent (1%) of the average of the Company’s total assets at year-end for the last two fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described above under “Item 11. Executive Compensation.”

On July 5, 2023, the Company and an institutional investor affiliated with one of our directors, Josef Zelinger, entered into a letter agreement, pursuant to which such investor loaned the Company an aggregate of AU$230,000. Pursuant to such agreement, the term of such loan is three (3) years, ending on July 5, 2026, with an interest rate of 10% to be paid monthly in arrears. A portion of the proceeds of such loan were used to repay an outstanding balance of approximately $143,000 due on a convertible promissory note held by a third-party investor and which had been in default. In connection with such loan, the Company issued 15,000,000 warrants to purchase common stock to such investor immediately exercisable at an initial exercise price of $0.01 per share (subject to certain adjustments such as stock dividend, stock splits, subsequent right offering and pro-rata distribution) with an expiry date of July 5, 2026.

As of June 30, 2023 and 2022, the Company owed its former director a total of $49,314 and $51,171, respectively, for money loaned to the Company, throughout the years. The total loans balance owed at June 30, 2023 and 2022 is not interest bearing.

As of June 30, 2023 and 2022, the Company owed its former director a total of $29,630 and $30,746, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property.

Our principal executive office is located at 302, 6 Butler Street, Camberwell, VIC, 3124, Australia, which we lease from Horizon Pty Ltd., a related party, of which Mr. Nathanielsz and his wife, Sylvia Nathanielsz, are owners and directors. On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd. for a monthly rent of $3,000 AUD ($2,176 USD), depending on exchange rate) per month plus taxes.

Mrs. Nathanielsz has been an employee of the Company since October 2015. On August 1, 2022, the Company’s Mr. Nathanielsz’s annual base salary increase from $400,000 AUD ($309,313 USD) to $600,000 AUD ($414,900 USD), effective July 1, 2022 and is entitled to benefits customarily expected to be provided to employees of the Company.

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

Employment and Director Compensation Arrangements

The relationships and related party transactions described herein are in addition to any employment and director compensation arrangements with our executive officers and directors, which are described above under “Executive Compensation - Narrative to Summary Compensation Table and Director Compensation.”

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

Item 14. Principal Accounting Fees and Services.

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided, and fees charged by Salberg & Company, P.A. in fiscal years ended June 30, 2023 and 2022 were approved by the Board of Directors. The following table shows the fees for the fiscal years ended June 30, 2023 and 2022:

	2023	2022
Audit Fees (1)	$64,000	$60,700
Audit Related Fees (2)	$20,800	$8,300
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$84,800	$69,000

(1)	Audit fees - these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.
(2)	Audit related fees - these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.
(3)	Tax fees - no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2023 and 2022 fiscal years.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2023 and 2022.

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

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during the fiscal years ended June 30, 2023 and 2022 were reviewed and approved by our Board before the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, dated November 11, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, dated July 9, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of January 23, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

3.8	Certificate of Amendment, dated as of June 7, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.9	Certificate of Correction, dated as of June 10, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.10	Certificate of Amendment, dated as of March 13, 2019 (incorporated by reference to Exhibit 3.10 to the Company’s Form S-1/A filed on August 13, 2020).

3.11	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of November 17, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 19, 2020).

3.12	Certificate of Amendment to Certificate of Incorporation, dated July 6, 2022 (incorporated by reference to Exhibit 3.1 to the Company Current Report on From 8-K filed on July 11, 2022)

3.13	Certificate of Designation of Series A Preferred Stock of the Company, dated December 2, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

3.14	Certificate of Designation of Series B Preferred Stock of the Company, dated June 16, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

3.15	Certificate of Retirement of Series A Preferred Stock of the Company, dated March 15, 2023 (incorporated by reference to Exhibit 3.1 to the Company Current Report on Form 8-K filed on March 17, 2023).

3.16	Certificate of Amendment to the Certificate of Incorporation of the Company, dated May 1, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 5, 2023).

4.1	Common Stock Purchase Warrant for the purchase of up to 450,000 shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.2	Common Stock Purchase Warrant for the purchase of up to 300,000 shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.3	Common Stock Purchase Warrant for the purchase of up to 225,000 shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.4	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.55 to the Company’s Annual Report on Form 10-K filed on October 15, 2019)

4.5	Form of Prefunded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.6	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.7	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.8	Form of Series C Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.9	Form of Convertible Redeemable Promissory Note, dated October 1, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 8, 2019)

4.10	10% Convertible Promissory Note, dated December 7, 2021, issued by the Company to One44 Capital LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 13, 2021)

4.11	8% Convertible Promissory Note, dated March 7, 2022, issued by the Company to Sixth Street Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 10, 2022)

4.12	10% Convertible Promissory Note, dated March 29, 2022, issued by the Company to One44 Capital LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K April 1, 2022)

4.13	8% Convertible Promissory Note, dated April 12, 2022, issued by the Company to Sixth Street Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2022)

4.14	8% Convertible Promissory Note, dated May 12, 2022, issued by the Company to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 18, 2022)

4.15	8% Convertible Promissory Note, dated June 30, 2022, issued by the Company to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 7, 2022)

4.16	8% Convertible Redeemable Promissory Note, dated August 12, 2022, issued by the Company to GS Capital Partners LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 18, 2022)

4.17	10% Convertible Note, dated August 15, 1022, issued by the Company to One44 Capital LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 18, 2022)

4.18	8% Convertible Redeemable Note, dated September 21, 2022, issued by the Company to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 26, 2022)

4.19	10% Convertible Redeemable Note, dated February 14, 2023, issued by the Company to ONE44 Capital LLC (incorporated by reference to Exhibit 4.20 to the Company’s Current Report on Form 8-K dated February 21, 2023)

4.20	8% Convertible Promissory Note, dated June 29, 2023, issued to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2023)

4.21	Form of Warrant dated July 5, 2023, issued to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 29, 2023)

4.22	8% Convertible Promissory Note, dated July 19, 2023, issued to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 8, 2023).

4.23	10% Original Issue Discount Promissory Note, dated August 15, 2023, issued to a Lender (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 21, 2023)

4.24	8% Convertible Promissory Note, dated August 16, 2023, issued to an Investor (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 21, 2023)

4.25	8% Convertible Redeemable Note, dated August 23, 2023 issued to an Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 29, 2023)

10.1	Debt Settlement Agreement between the Company and James Nathanielsz, dated February 4, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.2	Debt Settlement Agreement between the Company and Julian Kenyon, dated February 4, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.3†	Employment Agreement entered into as of February 25, 2015 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.4†	Director Agreement entered into as of February 25, 2015 by and between Julian Kenyon and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.5†	Form of Scientific Advisory Board Member Agreement, incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on March 25, 2016.

10.6†	Amendment No. 1 to Employment Agreement entered into as of April 14, 2016 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016).

10.7†	Amendment No. 2 to Employment Agreement entered into as of September 25, 2017 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

10.8†	Amended and Restated Employment Agreement, dated as of May 14, 2019, by and between the James Nathanielsz and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.9†	Amended and Restated Services Agreement, by and between Julian Kenyon and the Company, dated as of May 19, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.10†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.11†	Director Agreement by and between Josef Zelinger and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2020).

10.12†	Amended and Restated Director Agreement by and between Josef Zelinger and the Company, dated August 12, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.13	Cancellation Agreement by and between James Nathanielsz and the Company, dated August 12, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.14	Cancellation Agreement by and between Julian Kenyon and the Company, dated August 12, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.15	Manufacturing Services Agreement by and between Q-Biologicals NV (now Amatsigroup NV) and the Company, dated August 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.16	Quality Assurance Agreement by and between Q-Biologicals NV (now Amatsigroup NV) and the Company dated August 12, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.27	Propanc Biopharma, Inc.’s 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.28	Form of Securities Purchase Agreement, dated October 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 8, 2019)

10.29	Securities Purchase Agreement, dated December 7, 2021, by and between the Company and One44 Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2021)

10.30	Securities Purchase Agreement, dated March 7, 2022, by and between the Company and Sixth Street Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2022)

10.31	Securities Purchase Agreement, dated March 29, 2022, by and between the Company and One44 Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2022)

10.32	Securities Purchase Agreement, dated April 12, 2022, 2022, by and between the Company and Sixth Street Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 18, 2022)

10.34	Securities Purchase Agreement, dated May 12, 2022, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2022)

10.35	Securities Purchase Agreement, dated June 30, 2022, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 7, 2022)

10.36	Securities Purchase Agreement, dated August 12, 2022, by and between the Company and GS Capital Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 18, 2022)

10.37	Securities Purchase Agreement, dated August 15, 2022, by and between the Company and ONE44 Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 18, 2022)

10.38	Securities Purchase Agreement, dated September 21, 2022, by and between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 26, 2022)

10.39	Amended and Restated Employment Agreement, by and between the Company and James Nathanielsz, dated October 26, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2022)

10.40	Securities Purchase Agreement, dated February 14, 2023, by and between the Company and ONE44 Capital LLC (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K dated February 21, 2023)

10.41	Securities Purchase Agreement dated November 3, 2022, by and between the Company and Coventry Enterprises, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 15, 2023).

10.42	Common Stock Purchase Agreement, dated November 3, 2022, by and between the Company and Coventry Enterprises, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 15, 2023)

10.43	Registration Rights Agreement, dated November 3, 2022, by and between the Company and the Coventry Enterprises, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 15, 2023)

10.44	Warrant Agreement, dated March 8, 2023, by and between the Company and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 15, 2023)

10.45	Securities Purchase Agreement, dated as of June 29, 2023, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2023)

10.46	July Loan Agreement, dated July 5, 2023, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 29, 2023)

10.47	Equity Line Agreement, dated July 20, 2023, by and between the Company and Dutchess Capital Growth Fund L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 26, 2023)

10.48	Registration Rights Agreement, dated July 20, 2023, by and between the Company and Dutchess Capital Growth Fund L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 26, 2023)

10.49	Securities Purchase Agreement, dated as of July 19, 2023, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2023)

10.50	Securities Purchase Agreement, dated as of August 16, 2023, by and between the Company and an Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 80K dated August 21, 2023)

10.51	Securities Purchase Agreement, dated as of August 23, 2023, by and between the Company and an Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2023)

21.1*	List of subsidiaries of the Company.

23.1*	Consent of Salberg & Company, P.A.

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	Inline XBRL Instance Document.

101. SCH*	Inline XBRL Taxonomy Extension Schema Document.

101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

† Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to the requirements of Item 15(a)(3) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: September 28, 2023	By:	/s/ James Nathanielsz
James Nathanielsz
Chief Executive Officer,
Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Nathanielsz	Chief Executive Officer, Chief Financial Officer, Director	September 28, 2023
James Nathanielsz	(Principal Executive Officer and Principal Financial Officer)

/s/ Julian Kenyon	Chief Scientific Officer and Director	September 28, 2023
Julian Kenyon

/s/ Josef Zelinger	Director	September 28, 2023
Josef Zelinger

