Form 10-Q
period 2023-09-30
Propanc Biopharma, Inc.
filed 2023-11-14
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 14, 2023, there were 22,258,941 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at September 30, 2023 (unaudited) and June 30, 2023	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2023 and 2022 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Deficit for each of the three months in the periods ended September 30, 2023 and 2022 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2023 and 2022 (unaudited)	F-6

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-7

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	June 30, 2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$6,625	$10,047
GST tax receivable	2,634	2,867
Prepaid expenses and other current assets	20,376	6,125
Refundable advance deposit	116,169	-

TOTAL CURRENT ASSETS	145,804	19,039

Security deposit - related party	1,928	1,999
Operating lease right-of-use assets, net - related party	32,479	38,988
Property and equipment, net	160	302

TOTAL ASSETS	$180,371	$60,328

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,081,316	$966,718
Accrued expenses and other payables	614,870	579,707
Accrued interest	52,743	44,709
Loan payable	65,280	65,280
Note payable, net of discount	126,000	-
Convertible notes, net of discounts and including put premiums	397,443	390,539
Operating lease liability - related party, current portion	21,161	21,505
Embedded conversion option liabilities	119,069	423,209
Due to former director - related party	28,581	29,630
Loan from former director - related party	47,567	49,314
Employee benefit liability	579,083	587,618

TOTAL CURRENT LIABILITIES	3,133,113	3,158,229

NON-CURRENT LIABILITIES:
Loan payable - long-term - related party, net of discount	23,371	-
Operating lease liability - long-term portion - related party	13,146	19,278

TOTAL NON-CURRENT LIABILITIES	36,517	19,278

TOTAL LIABILITIES	$3,169,630	$3,177,507

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares previously authorized; 0 shares issued and outstanding as of September 30, 2023 and June 30, 2023	$-	$-
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of September 30, 2023 and June 30, 2023	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 14,833,210 and 6,031,250 shares issued and outstanding as of September 30, 2023 and June 30, 2023, respectively	14,833	6,031
Common stock issuable (626,229 and 1,621,653 shares as of September 30, 2023 and June 30, 2023, respectively)	626	1,621
Additional paid-in capital	60,851,382	60,311,502
Accumulated other comprehensive income	1,368,550	1,294,876
Accumulated deficit	(65,178,173)	(64,684,732)
Treasury stock (0.001 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(2,989,259)	(3,117,179)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$180,371	$60,328

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,
	2023	2022

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	393,828	465,132
Occupancy expenses - related party	7,149	6,373
Research and development	16,242	101,325
TOTAL OPERATING EXPENSES	417,219	572,830

LOSS FROM OPERATIONS	(417,219)	(572,830)

OTHER INCOME (EXPENSE)
Interest expense	(178,234)	(162,752)
Interest income	17	2
Derivative expense	(77,721)	-
Change in fair value of derivative liabilities	303,929	65,173
Gain from settlement of accounts payable	-	17,499
Gain (loss) on extinguishment of debt, net	34,310	(610)
Foreign currency transaction gain (loss)	(15,948)	36,223
TOTAL OTHER INCOME (EXPENSE), NET	66,353	(44,465)

LOSS BEFORE TAXES	(350,866)	(617,295)

Tax benefit	-	-

NET LOSS	$(350,866)	$(617,295)

Deemed Dividend	(142,575)	(389,235)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(493,441)	$(1,006,530)

BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS	$(0.04)	$(2.13)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	10,989,681	473,589

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(493,441)	$(1,006,530)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	73,674	126,396

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	73,674	126,396

TOTAL COMPREHENSIVE LOSS	$(419,767)	$(880,134)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(Unaudited)

	Preferred Stock
	Series A		Series B		Common Stock		Common Stock Issuable		Additional			Accumulated Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2022	500,000	$5,000	1	$-	220,351	$220	19,598	$20	$57,364,690	$(23,758)	$(61,557,893)	$1,234,549	$(46,477)	$(3,023,649)

Issuance of common stock for cash	-	-	-	-	14,337	14	-	-	24,697	23,758	-	-	-	48,469

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	264,493	264	-	-	456,675	-	-	-	-	456,939

Issuance of common stock for issuable shares	-	-	-	-	19,597	20	(19,598)	(20)	-	-	-	-	-	-

Issuance of common stock for exercise of warrants	-	-	-	-	1	-	1	-	100,000	-	-	-	-	100,000

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	158,399	158	-	-	(158)	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	133,646	-	-	-	-	133,646

Stock based compensation in connection with stock warrant grant	-	-	-	-	-	-	-	-	2,408	-	-	-	-	2,408

Warrant grant for settlement of accounts payable	-	-	-	-	-	-	-	-	5,551	-	-	-	-	5,551

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	126,396	-	126,396

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	389,235	-	(389,235)	-	-	-

Net loss for the three months ended September 30, 2022	-	-	-	-	-	-	-	-	-	-	(617,295)	-	-	(617,295)

Balance at September 30, 2022	500,000	$5,000	1	$-	677,178	$677	1	$(0)	$58,476,743	$-	$(62,564,423)	$1,360,945	$(46,477)	$(2,767,535)

	Preferred Stock
	Series A		Series B		Common Stock		Common Stock Issuable		Additional			Accumulated Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2023	-	$-	1	$-	6,031,250	$6,031	1,621,653	$1,621	$60,311,502	$-	$(64,684,732)	$1,294,876	$(46,477)	$(3,117,179)

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	4,898,307	4,899	626,229	626	223,665	-	-	-	-	229,190

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	2,282,000	2,282	-	-	(2,282)	-	-	-	-	-

Issuance of common stock for issuable shares	-	-	-	-	1,621,653	1,621	(1,621,653)	(1,621)	-	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	34,838	-	-	-	-	34,838

Relative fair value of warrant granted in connection with a loan payable - related party	-	-	-	-	-	-	-	-	141,084	-	-	-	-	141,084

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	73,674	-	73,674

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	142,575	-	(142,575)	-	-	-

Net loss for the three months ended September 30, 2023	-	-	-	-	-	-	-	-	-	-	(350,866)	-	-	(350,866)

Balance at September 30, 2023	-	$-	1	$-	14,833,210	$14,833	626,229	$626	$60,851,382	$-	$(65,178,173)	$1,368,550	$(46,477)	$(2,989,259)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(350,866)	$(617,295)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Stock option, stock warrants and restricted stock expense	-	2,408
Foreign currency transaction (gain) loss	15,948	(36,223)
Depreciation expense	134	473
Amortization of debt discounts	69,457	31,275
Amortization of right-of-use assets	5,128	5,131
Change in fair value of derivative liabilities	(303,929)	(65,173)
Derivative expense	77,721	-
(Gain) loss on extinguishment of debt, net	(34,310)	610
Gain from settlement of accounts payable	-	(17,499)
Non-cash interest expense	1,437	-
Accretion of put premium	88,846	115,769
Changes in Assets and Liabilities:
GST receivable	132	(523)
Prepaid expenses and other assets	(14,468)	(7,747)
Refundable advance deposit	(116,169)	-
Accounts payable	148,834	45,121
Employee benefit liability	12,275	10,415
Accrued expenses and other payables	55,693	15,162
Accrued interest	15,712	13,430
Operating lease liability	(5,032)	(4,649)
NET CASH USED IN OPERATING ACTIVITIES	(333,457)	(509,315)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	220,000	345,750
Repayment of convertible note	(142,909)	-
Proceeds from the sale of common stock	-	24,711
Proceeds from note payable	120,000	-
Proceeds from loan payable - related party	153,256	-
Collection of subscription receivable	-	23,758
Proceeds from the exercise of warrants	-	100,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	350,347	494,219

Effect of exchange rate changes on cash	(20,312)	30,425

NET INCREASE (DECREASE) IN CASH	(3,422)	15,329

CASH AT BEGINNING OF PERIOD	10,047	4,067
CASH AT END OF PERIOD	$6,625	$19,396

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$2,713	$2,277
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$34,838	$133,646
Conversion of convertible notes and accrued interest to common stock	$114,131	$349,530
Debt discounts related to derivative liability	$70,000	$93,668
Relative fair value of warrant granted in connection with a loan payable - related party	$141,084	$-
Warrant grant for settlement of accounts payable	$-	$23,050
Warrants issued for accrued services	$-	$5,551
Deemed dividend upon alternate cashless exercise of warrants	$142,575	$389,235

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our consolidated results of operations for the three months ended September 30, 2023 and 2022 and cash flows for the three months ended September 30, 2023 and 2022 and our consolidated financial position at September 30, 2023 have been made. The Company’s results of operations for the three months ended September 30, 2023 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2024.

Certain information and disclosures normally included in the notes to the Company’s annual audited consolidated financial statements have been condensed or omitted from the Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2023. The June 30, 2023 balance sheet is derived from those statements.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive wholly-owned subsidiary through September 30, 2023.

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

September 30, 2023

(Unaudited)

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

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that the intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). Prior to July 1, 2020, the Company recorded the foreign currency transaction gains and losses from measuring the intercompany balances as a component of other income (expenses) titled foreign currency transaction gain (loss). As of September 30, 2023 and 2022, the Company recognized a cumulative exchange gain (loss) of approximately $669,000 and $1,226,000, respectively, on intercompany loans made by the parent to the subsidiary that have not been repaid as of September 30, 2023, which is included as component of accumulated other comprehensive income on the accompanying consolidated balance sheet.

As of September 30, 2023 and June 30, 2023, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2023	June 30, 2023
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.6428	0.6664

Average exchange rate for the period
USD : AUD exchange rate	0.6546	0.6732

The change in Accumulated Other Comprehensive Income by component during the three months ended September 30, 2023 was as follows:

Foreign Currency Items:
Balance, June 30, 2023	$1,294,876
Unrealized foreign currency translation gain	73,674
Ending balance, September 30, 2023	$1,368,550

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

September 30, 2023

(Unaudited)

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Also see Note 11 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of September 30, 2023 or June 30, 2023.

Refundable Advance Deposit

Refundable advance deposit of $116,169 and $0 at September 30, 2023 and June 30, 2023, respectively, consists primarily of deposit paid to a potential lender to be used as payment for a loan insurance premium related to a future loan transaction with the Company. In the event, the future loan transaction does not close, the potential lender shall return the refundable advance deposit. The Company and the potential lender are currently undergoing the loan process.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through September 30, 2023 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

As of September 30, 2023, and June 30, 2023, the Company was owed $2,634 and $2,867, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

September 30, 2023

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the three months ended September 30, 2023 and 2022 were $16,242 and $101,325, respectively.

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

September 30, 2023

(Unaudited)

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

	September 30, 2023	September 30, 2022
	(Unaudited)	(Unaudited)
Stock Options	0.06	0.06
Stock Warrants with no designations	15,003,306	3,306
Series A Warrants as if converted at alternate cashless exercise price	1,994,343,990	2,030,790
Series B Warrants	16	26
Series C Warrants as if converted at alternate cashless exercise price *	9,175,999,954	7,499,963
Unvested restricted stock	0.06	0.06
Convertible Debt	210,849,945	884,700
Total	11,396,197,211.12	10,418,785.12

*	Only convertible ratably upon exercise of Series B Warrants

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. The standard is effective for annual periods beginning after December 15, 2023 for smaller reporting companies, and interim periods within those reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those reporting periods. The Company is currently assessing the impact the new guidance will have on our consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the three months ended September 30, 2023, the Company had no revenues, had a net loss of $350,866, and had net cash used in operations of $333,457. Additionally, As of September 30, 2023, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $2,987,309, $2,989,259, and $65,178,173, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issue date of this Quarterly Report.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following As of September 30, 2023 and June 30, 2023.

	September 30, 2023	June 30, 2023
	(Unaudited)
Office equipment at cost	$24,532	$25,432
Less: Accumulated depreciation	(24,372)	(25,130)

Total property, plant, and equipment	$160	$302

Depreciation expense for the three months ended September 30, 2023 and 2022 were $134 and $473, respectively.

NOTE 4 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to former director – related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company, such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at September 30, 2023 and June 30, 2023 were $28,581 and $29,630, respectively. The Company plans to repay the advances as its cash resources allow (see Note 9).

NOTE 5 – LOANS

Loan from Former Director - Related Party

Loan from the Company’s former director at September 30, 2023 and June 30, 2023 were $47,567 and $49,314, respectively. The loan bears no interest and is payable on demand. The Company did not repay any amount on this loan during the three months ended September 30, 2023 and 2022, respectively (see Note 9).

Loan payable -long-term- Related Party

July 5, 2023, the Company and an institutional investor affiliated with one of our directors, Josef Zelinger, entered into a letter agreement, pursuant to which such investor loaned the Company an aggregate of $230,000 AUD ($153,256 USD). Pursuant to such agreement, the term of such loan is three (3) years, ending on July 5, 2026, with an interest rate of 10% to be paid monthly in arrears. In connection with such loan, the Company issued 15,000,000 warrants to purchase common stock to such investor immediately exercisable at an initial exercise price of $0.01 per share (subject to certain adjustments such as stock dividend, stock splits, subsequent right offering and pro-rata distribution) with an expiry date of July 5, 2026. The Company accounted for the 15,000,000 warrants issued with this loan payable as debt discount by using the relative fair value method. The total debt discount which is equivalent to the relative fair value of the warrants of $141,084 was determined using a Black-Scholes model with the following assumptions: stock price at valuation date of $0.119 based on the closing price of common stock at date of grant, exercise price of $0.01, dividend yield of zero, expected term of 3.00, a risk-free rate of 4.59%, and expected volatility of 268%. The debt discount shall be amortized over the term of this loan.

A portion of the proceeds of such loan were used to repay an outstanding balance of approximately $143,000 due on a convertible note (Coventry Note) held by a third-party investor and which had been in default (see Note 6).

Accrued interest from this loan amounted to $3,653 as of September 30, 2023. Amortization of debt discount from this loan for the three months ended September 30, 2023 was $11,199. The total principal outstanding under this loan was $153,256 and remaining debt discount of $129,885 as of September 30, 2023 as reflected in the accompanying condensed consolidated balance sheet as loan payable – long-term – related party, net of discount of $23,371.

Loan Payable

Crown Bridge Securities Purchase Agreement

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC (“Crown Bridge”), pursuant to which Crown Bridge purchased a convertible promissory note from the Company (the “Crown Bridge Note”), which had a remaining principal balance of $65,280 as of September 30, 2023 (see Note 6). The maturity date of the Crown Bridge Note was October 3, 2020 and is currently past due. The Crown Bridge Note bore interest at a default interest rate of 15% per annum. In August 2022, the SEC filed a complaint against Crown Bridge due to its violation of Section 15(a)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Crown Bridge agreed to surrender all conversion rights in its currently held convertible notes, including the Crown Bridge Note. Consequently, during fiscal year 2023, the Company reclassified the remaining principal balance of $65,280 from a convertible note into a loan payable. Additionally, the Company recorded the remaining put premium of $43,520 into gain on extinguishment of debt during fiscal year 2023. The total accrued interest from this loan amounted to $38,190 and $35,722 as of September 30, 2023 and June 30, 2023, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Loan in default

The Crown Bridge Note is currently past due and in default, consisting of $65,280 principal and $38,190 accrued interest, which includes interest accruing at the default interest rate at 15%.

NOTE 6 – NOTE PAYABLE AND CONVERTIBLE NOTES

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

Accrued interest from this note amounted to $1,664 as of September 30, 2023. Amortization of debt discount from the promissory note for the three months ended September 30, 2023 was $6,000. The total principal outstanding under this note was $132,000 and remaining debt discount of $6,000 as of September 30, 2023 as reflected in the accompanying condensed consolidated balance sheet as note payable, net of discount of $126,000.

Convertible Notes

The Company’s convertible notes outstanding at September 30, 2023 and June 30, 2023 were as follows:

	September 30, 2023	June 30, 2023
	(Unaudited)
Convertible notes and debenture	$331,500	$338,362
Unamortized discounts	(79,236)	(38,994)
Premium, net	145,179	91,171
Convertible notes, net	$397,443	$390,539

Convertible Note Issued with Consulting Agreement

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

September 30, 2023

(Unaudited)

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

In August 2022, the SEC filed a complaint against Crown Bridge due to its violation of Section 15(a)(1) of the Exchange Act. Crown Bridge agreed to surrender all conversion rights in its currently held convertible notes, including the Crown Bridge Note. Consequently, during fiscal year 2023, the Company reclassified the remaining principal balance of $65,280 from a convertible note into a loan payable. Additionally, the Company recorded the remaining put premium of $43,520 into gain on extinguishment of debt during fiscal year 2023. Therefore, the total principal amount outstanding under such agreement with Crown Bridge was $0 after the reclassification of principal to loan payable as of June 30, 2023 (see Note 5).

1800 Diagonal Lending (formerly known as Sixth Street Lending) Securities Purchase Agreements

June 29, 2023 Securities Purchase Agreement

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

July 19, 2023 Securities Purchase Agreement

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

August 16, 2023 Securities Purchase Agreement

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

The following terms shall apply to all the above 1800 Diagonal notes:

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

The conversion price for the above notes shall be equal to a 35% discount of the market price which means the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, 1800 Diagonal shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by 1800 Diagonal and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. The Company treats these convertible notes as stock settled debt under ASC 480 and accordingly the Company recorded a total of $88,846 was recorded during the three months ended September 30, 2023.

The above notes contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

The total principal amount outstanding under the above 1800 Diagonal financing agreements were $165,000 and accrued interest of $2,488 as of September 30, 2023.

ONE44 Capital Securities Purchase Agreements

August 15, 2022 Securities Purchase Agreement

On August 15, 2022, the Company entered into a securities purchase agreement with ONE44 Capital LLC, pursuant to which ONE44 Capital purchased a convertible redeemable note (the “August 15, 2022 ONE44 Note”) from the Company in the aggregate principal amount of $110,000, such principal and the interest thereon was convertible into shares of the Company’s common stock at the option of ONE44 Capital any time after the six-month anniversary of the August 15, 2022 ONE44 Note. The transaction contemplated by the ONE44 Purchase Agreement closed on August 16, 2022. The August 15, 2022 One44 Note contained an original issue discount amount of $10,000. Pursuant to the terms of the August 15, 2022 ONE44 Purchase Agreement, the Company paid ONE44 Capital’s legal fees of $5,500. The Company use the net proceeds from the August 15, 2022 ONE44 Note for general working capital purposes. The maturity date of the August 15, 2022 One44 Note was August 15, 2023. The August 15, 2022 ONE44 Note bore interest at a rate of 10% per annum, which interest may be paid by the Company to ONE44 Capital in shares of common stock, but shall not be payable until the Maturity Date or upon acceleration or by prepayment

February 14, 2023 Securities Purchase Agreement

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

The following terms shall apply to all of the above ONE44 note:

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

The conversion price for the above ONE44 notes ranges from 60% to 65% (representing a 35% to 40% discount) of the market price of the common stock, which is based on the lowest closing bid prices of the common stock for the ten trading days immediately prior to the delivery of a notice of conversion. Notwithstanding the foregoing, such notes are subject to 4.99% beneficial ownership limitations. All of the above ONE44 notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $133,305 during the year ended June 30, 2023.

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

The total principal amount outstanding under the above ONE44 notes was $118,111 and accrued interest of $4,726 as of June 30, 2023, following conversion of $338,700 of the principal balance and $24,255 accrued interest during the year ended June 30, 2023. Accordingly, $182,376 of the put premium was released to additional paid in capital in respect to the purchase agreements with ONE44 during the year ended June 30, 2023 following conversion of the principal balance.

The total principal amount outstanding under the above ONE44 financing agreements were $84,500 and accrued interest of $5,861 as of September 30, 2023 following conversion of $33,611 of the principal balance and $2,136 accrued interest during the three months ended September 30, 2023. Accordingly, $21,510 of the put premium was released to additional paid in capital in respect to the ONE44 financing agreements during the three months ended September 30, 2023 following conversion of the principal balance.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

GS Capital Partners Securities Purchase Agreements

August 12, 2022 Securities Purchase Agreement

On August 12, 2022, the Company entered into a securities purchase agreement (the “GS Capital Purchase Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which GS Capital purchased a convertible redeemable note (the “GS Capital Note”) from the Company in the aggregate principal amount of $93,000, such principal and the interest thereon was convertible into shares of common stock at the option of GS Capital. The transaction contemplated by the GS Capital Purchase Agreement closed on August 16, 2022. The GS Capital Note contained a $5,000 original issue discount. Pursuant to the terms of the GS Purchase Agreement, the Company paid $3,000 for GS Capital’s legal fees. The Company used the net proceeds ($85,000) from the GS Capital Note for general working capital purposes.

The maturity date of the GS Capital Note was April 12, 2023, but was extended to August 12, 2023 in April 2023. The GS Capital Note bore interest at a rate of 8% per annum, which interest was payable in shares of common stock, but was not payable until the maturity date or upon acceleration or by prepayment of such note. The GS Capital Note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital by surrendering the same. GS Capital was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Capital Note then outstanding into shares of common stock at a price per share equal to $2.80 per share (the “Fixed Price”). However, in the event the common stock trades below $2 per share for more than five consecutive trading days, then the Fixed Price became $1.30 per share. In the event of default, such conversion price equaled 65% of the lowest trading price of the common stock reported on the OTC Markets or other exchange for the ten prior trading days, including the day upon which a notice of conversion was received by the Company. The GS Capital Note was subject to a 4.99% beneficial ownership limitation.

Additionally, such conversion price were adjusted when the Company issued securities with more favorable conversion terms. The effective conversion price of this note was 60% (representing a 40% discount) of the market price, which was the lowest closing bid prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion.

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

August 23, 2023 Securities Purchase Agreement

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

The above GS Capital notes were bifurcated from the embedded conversion option which was recorded as derivative liabilities at fair value.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

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

The total principal outstanding and accrued interest under the above GS Capital notes were $75,300 and $4,263, respectively, as of June 30, 2023, following conversion of $89,200 of the principal balance and $2,945 accrued interest during the year ended June 30, 2023. An aggregate total of $75,300 of the above GS Capital notes were bifurcated with the embedded conversion option which were recorded as derivative liabilities at fair value.

The total principal outstanding and accrued interest under the above GS Capital notes were $82,000 and $887, respectively, as of September 30, 2023, following conversion of $70,800 of the principal balance and $5,184 accrued interest during the three months ended September 30, 2023. At September 30, 2023, an aggregate total of $82,000 of the above GS Capital notes were bifurcated with the embedded conversion option which are recorded as derivative liabilities at fair value (see Note 11).

Coventry Enterprises, LLC Securities Purchase Agreement

On November 3, 2022, the Company entered into a Securities Purchase Agreement with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued Coventry a promissory note from the Company in the aggregate principal amount of $125,000, such principal and the interest thereon convertible into shares of the Company’s common stock following an event of default (the “Coventry Note”). The Coventry Note contained a $25,000 original issue discount. The Company used the net proceeds of $100,000 from the Coventry Note for general working capital purposes.

The Coventry Note bore interest at a rate of 10% per annum, with $12,500 in guaranteed interest. The principal amount and the guaranteed interest was due and payable in seven equal monthly payments of $19,643, commencing on March 24, 2023 and continuing on the 24th day of each month thereafter until paid in full not later than October 24, 2023, or such earlier date as the Coventry Note was required or permitted to be repaid and to pay such other interest to Coventry on the aggregate unconverted and then-outstanding principal amount of the Coventry Note in accordance with the provisions thereof. Any or all of the principal amount and guaranteed interest may be pre-paid at any time and from time to time, in each case without penalty or premium.

Additionally, in the event that the Company files with the SEC a qualified offering statement on Form 1-A and such note was still outstanding for four months since its issuance, Coventry had the right to convert all or portion of such note, including guaranteed interest, into shares of common stock at the offering price used in connection with such offering.

At any time following an event of default under the Coventry Note, it became convertible, in whole or in part, into shares of Common Stock at the option of Coventry, at any time and from time to time thereafter (subject to the beneficial ownership limitations set forth therein). The conversion price of the Coventry Note was ninety percent (90%) per share of the lowest per-share VWAP during the twenty (20) trading-day period before the conversion (each, a “Calculated Conversion Price”). In the event that, within 30 calendar days either before or after any conversion, the conversion price of which was based upon a Calculated Conversion Price, the Company consummates (in whole or in part) any financing (whether such financing was equity, equity-equivalent, or debt or any combination thereof) or for any other reason issues any shares of common stock or any common stock equivalents at a price less than the most recent Calculated Conversion Price (the “Alternative Conversion Price”), regardless of when that note or instrument was originated, then, at the option of Coventry, (i) if the conversion had not yet occurred, then the Alternative Conversion Price will be substituted for the Calculated Conversion Price and (ii) if the conversion had occurred, then, within two trading days following Coventry’s written request, the Company was required to issue to Coventry that number of shares of Common Stock equivalent to the difference between the number of shares of Common Stock that had been issued using the Calculated Conversion Price and the number of shares of Common Stock that would have been issued using the Alternative Conversion Price. Accordingly, the Coventry note is treated as stock settled debt under ASC 480 and the Company recorded a total of $13,889 put premium during the year ended June 30, 2023.

Upon the occurrence and during the continuation of certain events of default, interest on the Coventry Note accrues at a default interest rate equal to the lesser of (i) 18% per annum or (ii) the maximum rate permitted by law. Subject to the beneficial ownership limitation in the Coventry Note, if any event of default occurs, then the outstanding principal amount guaranteed interest plus accrued but unpaid default rate interest, liquidated damages and other amounts owing on the Coventry Note through the date of acceleration became immediately due and payable at Coventry’s option, in cash or in shares of common stock at the mandatory default amount, which was equal to 120% of all such amounts due on the Coventry Note. If the Company failed to deliver to Coventry such shares, the Company was required to pay in cash an amount equal to the amount that the value of such shares exceeds the principal amount and interest of the attempted conversion.

As an additional inducement to Coventry entering into such agreement, the Company issued to Coventry 75,000 shares of common stock on the issuance date of the Coventry Note, which was valued using the relative fair value method at $37,500 and recognized as debt discount to be amortized over the term of such note.

The Company failed to make the first installment payment due in March 2023 which was considered an event of default. The Company recorded a default penalty of $25,000 as additional principal as of June 30, 2023.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

The total principal amount outstanding and accrued interest under the above Coventry note was $144,951 including the default penalty as of June 30, 2023 following conversion of $5,049 of the principal balance and $22,749 accrued interest during the year ended June 30, 2023. Accordingly, $561 of the put premium was released to additional paid in capital in respect of such purchase agreements with Coventry during the year ended June 30, 2023 following conversion of the principal balance.

In July 2023, the Company fully paid the remaining principal including accrued interest for a total of $142,979. The total principal amount outstanding and accrued interest under the above Coventry note was $0 following conversion of $5,049 of the principal balance of $2,043 and interest of $357 during the three months ended September 30, 2023. Accordingly, $13,328 of the put premium was released to additional paid in capital in respect of such purchase agreements with Coventry during the three months ended September 30, 2023 following conversion of the principal balance.

Convertible notes in default

None of the outstanding convertible notes above were in default as of September 30, 2023.

Amortization of debt discounts

The Company recorded $92,500 and $127,418 of debt discounts related to the above note issuances during the three months ended September 30, 2023 and 2022, respectively. The Company recorded $88,846 and $115,769 of put premiums related to the above note issuances during the three months ended September 30, 2023 and 2022, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of debt discounts associated with convertible notes for the three months ended September 30, 2023 and 2022 was $52,258 and $31,275, respectively.

The Company reclassified $34,838 and $133,646 in put premiums to additional paid in capital following conversions during the three months ended September 30, 2023 and 2022, respectively.

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

On May 1, 2023, the Company filed a certificate of amendment to its certificate of incorporation, as amended, to effect a one-for-one thousand (1:1,000) Reverse Stock Split (the “Reverse Stock Split”), effective as of May 1, 2023. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the condensed consolidated financial statements to reflect the Reverse Stock Split.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Pursuant to a certificate of designation filed with the Secretary of State of the State of Delaware on June 16, 2015, five shares of preferred stock have been designated as Series B Preferred Stock, par value $0.01 per share, of the Company (“Series B Preferred Stock”). Each holder of shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of September 30, 2023 and June 30, 2023. Mr. Nathanielsz, the Company’s Chief Executive Officer, directly beneficially owns such one share of Series B Preferred Stock.

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued during the three months ended September 30, 2023 and fiscal year 2023.

Common Stock:

Shares issued for conversion of convertible debt

From July 1, 2023 through September 30, 2023, the Company issued an aggregate of 4,898,307 shares of its common stock and common stock issuable of 626,229 at an average contractual conversion price of $0.02 as a result of the conversion of principal of $106,454, interest of $7,677 and conversion fees $1,437 underlying certain outstanding convertible notes converted during such period. The total recorded to equity was $229,190 including the $113,622 discussed below. The common stock issuable of 626,229 shares were issued on October 3, 2023.

Included in the above conversions during the three months ended September 30, 2023, convertible notes with principal aggregate amount of $70,800, accrued interest of $5,184 and conversion fees of $1,437 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $191,043, resulting in a loss on extinguishment at the time of conversion of $113,622 and $147,932 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net gain of $34,310 which is included in gain (loss) on extinguishment of debt in the accompanying condensed consolidated statements of operations.

The Company reclassified $34,838 from put premium liabilities to additional paid in capital following conversions during the three months ended September 30, 2023.

The Company has 3,818,041,727 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at September 30, 2023.

Shares issued for issuable shares

As of June 30, 2023, there was common stock issuable of 1,621,653 as of June 30, 2023. The common stock issuable of 1,621,653 were issued in July 2023.

Shares issued for exercise of warrants

During the three months ended September 30, 2023, the Company issued an aggregate of 2,282,000 shares of common stock from the alternate cashless exercise of 0.0114 Series A warrants with an original exercise price of $200,000 and alternate cashless exercise price of $0.001 or the par value of common stock.

The Alternate Cashless Exercise provision, for a cashless conversion at the holder’s option, is available should the trading price of the Company’s common stock fall below $200,000 per share calculated based on the difference between the exercise price of the Series A Warrant and 70% of the market price. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $142,575 during the three months ended September 30, 2023 and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants.

Restricted Stock Units

Pursuant to employment agreements dated in May 2019, the Company granted an aggregate of 0.078 and 0.039 restricted stock unit to the Company’s Chief Executive Officer and Chief Scientific Officer, respectively. The total 0.117 restricted stock units are subject to vesting terms as defined in the employment agreements. The 0.117 restricted stock units were valued at the fair value of approximately $4,250,000 per unit or $497,240 based on the quoted trading price on the date of grant. There were $248,620 unrecognized restricted stock units expense as of September 30, 2023 and June 30, 2023. There are 0.06 unvested restricted stock units which are subject to various performance conditions which have not yet been met and such restricted stock units have not yet vested as of September 30, 2023 to which the $248,620 relates to.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Stock Warrants:

The following table summarizes warrant activity for the three months ended September 30, 2023:

			Weighted
	Number of		Average
	Shares		Price Per Share
Outstanding at June 30, 2023	3,396		$5,440
Granted	15,000,000		0.01
Exercised	-		-
Forfeited	-		-
Expired	-		-
Outstanding at September 30, 2023	15,003,396	*	$1.24

Exercisable at September 30, 2023	15,003,378		$1.24
Outstanding and Exercisable:

Weighted average remaining contractual term	2.76
Aggregate intrinsic value	$-

*	The total warrants of 15,003,396 above which are exercisable into common stock consisted of the following:

	Number of Warrants	Exercisable
Series A warrants	10	10
Series B warrants	17	17
Series C warrants	64	46
Warrants with no class designation	15,003,305	15,003,305
Total	15,003,396	15,003,378

Exercise of Warrants

During the three months ended September 30, 2023, the Company issued an aggregate of 2,282,000 shares of common stock from the alternate cashless exercise of 0.0114 Series A warrants with an original exercise price of $200,000 and alternate cashless exercise price of $0.001 or the par value of common stock.

Warrants Granted to Lender – Related Party

July 5, 2023, the Company and an institutional investor affiliated with one of our directors, Josef Zelinger, entered into a letter agreement, pursuant to which such investor loaned the Company an aggregate of $230,000 AUD ($153,256 USD). Pursuant to such agreement, the term of such loan is three (3) years, ending on July 5, 2026, with an interest rate of 10% to be paid monthly in arrears. In connection with such loan, the Company issued 15,000,000 warrants to purchase common stock to such investor immediately exercisable at an initial exercise price of $0.01 per share (subject to certain adjustments such as stock dividend, stock splits, subsequent right offering and pro-rata distribution) with an expiry date of July 5, 2026. The Company accounted for the 15,000,000 warrants issued with this loan payable by using the relative fair value method. The total debt discount which is equivalent to the relative fair value of the warrants of $141,084 using a Black-Scholes model with the following assumptions: stock price at valuation date of $0.119 based on the closing price of common stock at date of grant, exercise price of $0.01, dividend yield of zero, expected term of 3.00, a risk-free rate of 4.59%, and expected volatility of 268% and was recorded to additional paid in capital (see Note 5).

Stock Options:

A summary of the Company’s option activity during the three months ended September 30, 2023 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price Per Share
Outstanding at June 30, 2023	0.059	$4,533,000
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2023	0.059	$4,533,000

Exercisable at September 30, 2023	0.059	$4,533,000
Outstanding and Exercisable:

Weighted average remaining contractual term	5.62
Weighted average fair value of options granted during the period	$-
Aggregate intrinsic value	$-

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

During the three months ended September 30, 2023 and 2022, the Company recognized stock-based compensation of $0 for both periods from vested stock options. There was $0 of unvested stock options expense as of September 30, 2023. No stock options were granted during the three months ended September 30, 2023.

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

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company’s parent U.S. entity is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure in the September 30, 2023 and June 30, 2023 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

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

- 10,000 Euros ($10,114 USD) in July 2023 (unpaid).

The commencement date for the experiments was on September 1, 2022, and the estimated length of time for completion is 24 months.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

As of September 30, 2023 and June 30, 2023, the Company has $24,446 and $18,056, respectively, balance due to the University for unreimbursed lab fees, which are included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2023 and June 30, 2023, there are no royalty fees owed to the University.

Consulting Agreement

On July 1, 2022, the Company and a consultant agreed to extend the term of a consulting agreement from July 1, 2022 to June 30, 2023 to provide media-related services for a monthly fee of $50,000. In addition, the Company agreed to pay a stock fee equal to 9.9% of the outstanding common stock of the Company during the term of the agreement. The Company agreed to increase the consultant’s diluted holdings back to 9.9% and accrue the value of the common stock at each reporting period until June 30, 2023. All service fees are non-refundable. In November 2022, the Company and the consultant agreed to discontinue the monthly cash portion fee. On November 16, 2022, the Company issued 73,301 shares of common stock to this consultant for services rendered from July 2022 to November 2022. Additionally, on June 30, 2023, the Board approved the issuance of 608,423 shares of the Company’s common stock to this consultant for services rendered from April 2023 to June 2023. The Company did not renew this agreement after the end of the term on June 30, 2023. Accordingly, the Company has $0 balance owed to such consultant as of September 30, 2023.

Operating Lease – Related Party

On May 4, 2022, the Company entered in a three-year lease agreement with North Horizon Pty Ltd., a related party, (see Note 9) for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes. On May 4, 2022, the Company recorded right-of-use assets $66,201 and total lease liabilities of $66,201 based on an incremental borrowing rate of 8%.

ROU is summarized below:

	September 30, 2023	June 30, 2023
Office lease	$66,201	$66,201
Less: accumulated amortization	(33,722)	(27,213)
Right-of-use asset, net	$32,479	$38,988

Operating Lease liabilities are summarized below:

	September 30, 2023	June 30, 2023
Office lease	$66,201	$66,201
Reduction of lease liability	(31,894)	(25,418)
Less: office lease, current portion	(21,161)	(21,505)
Long term portion of lease liability	$13,146	$19,278

Remaining future minimum lease payments under non-cancelable operating lease at September 30, 2023 are as follows:

Fiscal Year 2024	$17,356
Fiscal Year 2025	19,284
Imputed interest	(2,333)
Total operating lease liability	$34,307

The weighted average remaining lease term for the operating lease is 1.52 years as of September 30, 2023.

NOTE 9 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors.

These transactions have included the following:

As of September 30, 2023 and June 30, 2023, the Company owed its former director a total of $28,581 and $29,630, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (see Note 4).

As of September 30, 2023 and June 30, 2023, the Company owed its former director a total of $47,567 and $49,314, respectively, for money loaned to the Company, throughout the years. The total loans balance owed at September 30, 2023 and June 30, 2023 is not interest bearing (see Note 5).

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease had a five-year term and provided for annual rental payments of $39,600 AUD or $28,325 USD, which includes $3,600 AUD or $2,575 USD of goods and service tax for total payments of $198,000 AUD or $141,629 USD during the term of the lease. Such lease expired in May 2021 and was renewed for another one-year term from May 2021 to May 2022. On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd. for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes (See Note 9). As of September 30, 2023 and June 30, 2023, total rent payable of $167,129 AUD ($107,430 USD) and $158,129 AUD ($105,377 USD), respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheet. Rent expense under those lease was $7,149 and $6,373 the three months ended September 30, 2023 and 2022, respectively and reflected as occupancy expenses – related party in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Loan payable -long-term- Related Party

July 5, 2023, the Company and an institutional investor affiliated with one of our directors, Josef Zelinger, entered into a letter agreement, pursuant to which such investor loaned the Company an aggregate of $230,000 AUD ($153,256 USD). Pursuant to such agreement, the term of such loan is three (3) years, ending on July 5, 2026, with an interest rate of 10% to be paid monthly in arrears. In connection with such loan, the Company issued 15,000,000 warrants to purchase common stock to such investor immediately exercisable at an initial exercise price of $0.01 per share (subject to certain adjustments such as stock dividend, stock splits, subsequent right offering and pro-rata distribution) with an expiry date of July 5, 2026 (see Note 5).

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

Pursuant to a February 25, 2016 board resolution, James Nathanielsz was paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the year ended June 30, 2022, a total of $7,689 AUD ($5,577 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance which expired in August 2022. No payments were made during the three months ended September 30, 2023 and during fiscal 2023.

On August 12, 2021, the Board approved a bonus of $177,840 USD. A total of $221,890 AUD ($166,418 USD) in payments were made against the bonuses during the year ended June 30, 2021 resulting in a remaining balance of $422,610 AUD ($316,957 USD) bonus payable as of June 30, 2021 which was included in accrued expenses in the accompanying consolidated balance sheet. On August 12, 2021, pursuant to the Cancellation Agreement, Mr. Nathanielsz agreed to cancel $177,840 of the bonus payable in exchange for 5,928,000 shares of the Company’s Common Stock. On August 1, 2022, the Board approved a bonus of $140,000 AUD or $96,810 USD. A total of $144,166 AUD ($99,691 USD) in payments were made in respect of the bonuses during the year ended June 30, 2022 resulting in a remaining balance of $181,324 AUD ($125,386 USD) bonus payable as of June 30, 2022, which was included in accrued expenses in the accompanying consolidated balance sheet. A total of $73,387 AUD ($48,905 USD) in payments were made in respect of the bonuses during the year ended June 30, 2023, resulting in a remaining balance of $107,937 AUD ($71,929 USD) bonus payable as of June 30, 2023 which was included in accrued expenses in the accompanying condensed consolidated balance sheet. A total of $25,000 AUD ($16,070 USD) in payments were made in respect of the bonuses during the three months ended September 30, 2023, resulting in a remaining balance of $82,937 AUD ($53,312 USD) bonus payable as of September 30, 2023 which was included in accrued expenses in the accompanying condensed consolidated balance sheet.

Amended and Restated Employment Agreement

On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Mr. Nathanielsz for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD ($309,313 USD). Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase 0.04 shares of common stock (the “Nathanielsz Options”), with an exercise price per share of $4,675,000 (110% of the closing market price of the common stock on May 14, 2019 (or $4,250,000), the date of approval of such grant by the Board), (ii) 0.04 restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and (iii) an additional 0.04 restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Board on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. The Nathanielsz Options and Additional Nathanielsz RSU’s are subject to vesting periods pursuant to the Employment Agreement. There are 0.04 vested options and 0.04 restricted stock units that are considered issuable as of September 30, 2023 and June 30, 2023.

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

September 30, 2023

(Unaudited)

Amended and Restated Employment Agreement

On May 14, 2019, the Company entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD ($41,580 USD). In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase 0.02 shares of common stock (the “Kenyon Options”), with an exercise price per share of $4,250,000 (100% of the closing market price of the common stock on May 14, 2019, the date of approval of such grant by the Board), (ii) 0.02 restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional 0.02 restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan. The Kenyon Options have a term of 10 years from the date of grant. The Kenyon Options and Additional Kenyon RSU’s are subject to vesting periods pursuant to the Services Agreement. There are 0.02 vested options and 0.02 vested restricted stock unit that are considered issuable as of September 30, 2023 and June 30, 2023.

On August 12, 2021, pursuant to a Cancellation Agreement, Mr. Kenyon agreed to cancel accrued salaries of $102,600 in exchange for 3,420 shares of common stock of the Company. As of September 30, 2023 and June 30, 2023, total accrued salaries of $107,500 AUD ($69,101 USD) and $96,000 AUD ($64,627 USD), respectively, were included in accrued expenses in the accompanying condensed consolidated balance sheets.

Intercompany Loans

All intercompany loans were made by the parent to the Company’s subsidiary, Propanc PTY LTD, none of which has been repaid as of September 30, 2023. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment on the condensed consolidated balance sheet as accumulated other comprehensive income.

NOTE 10 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through September 30, 2023.

The Company primarily relied on funding from four convertible and non-convertible debt lenders and received net proceeds after deductions of $34,500 for original issue discounts and debt issue costs during the three months ended September 30, 2023 from each of the four lenders of $150,000, $70,000, $120,000 and $153,256, respectively which represents approximately 30%, 14%, 24% and 32%, respectively of total proceeds received by the Company during the three months ended September 30, 2023.

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

Receivable Concentration

As of September 30, 2023 and June 30, 2023, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

Patent and Patent Concentration

The Company has filed multiple patent applications relating to its lead product, PRP. The Company’s lead patent application has been granted and remains in force in the United States, Belgium, Czech Republic, Denmark, France, Germany, Ireland, Italy, Netherlands, Portugal, Spain, Sweden, Switzerland, Liechtenstein, Turkey, United Kingdom, Australia, China, Japan, Indonesia, Israel, New Zealand, Singapore, Malaysia, South Africa, Republic of Korea, India and Brazil. In Canada and Mexico, the patent applications have been accepted as of fiscal year 2023.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Foreign Operations

As of September 30, 2023 and June 30, 2023, the Company’s operations are based in Camberwell, Australia; however, the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales, for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of September 30, 2023 and June 30, 2023, there has been no activity within this entity.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $82,000 (2 notes) and $75,300 (2 notes) of convertible debt, which were treated as derivative instruments outstanding at September 30, 2023 and June 30, 2023, respectively.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at September 30, 2023, the last trading day of the period ended September 30, 2023, was $0.024. The volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at September 30, 2023 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended September 30, 2023)	September 30, 2023
Volatility	327.58%	328%
Expected Remaining Term (in years)	0.50	0.40 - 0.47
Risk Free Interest Rate	5.55%	5.53%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2023 and June 30, 2023:

	Balance at September 30, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$119,069	$—	$—	$119,069
Total	$119,069	$—	$—	$119,069

	Balance at June 30, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$423,209	$—	$—	$423,209
Total	$423,209	$—	$—	$423,209

The following is a roll forward for the three months ended September 30, 2023 of the fair value liability of price adjustable derivative instruments:

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2023	$423,209
Initial fair value of embedded conversion option derivative liability recorded as debt discount	70,000
Initial fair value of embedded conversion option derivative liability recorded as derivative expense	77,721
Reduction of derivative liability upon debt conversion	(147,932)
Change in fair value included in statements of operations	(303,929)
Balance at September 30, 2023	$119,069

NOTE 12 – SUBSEQUENT EVENTS

Shares issued for conversion of convertible debt

Between October 2023 and November 2023, the Company issued an aggregate of 6,059,502 shares of its common stock at a contractual conversion price of $0.001, as a result of the conversion of principal of $37,800, interest of $2,354 and conversion fees of $160 underlying certain outstanding convertible notes converted during such period. The Company reclassified $22,200 from put premium liabilities to additional paid in capital following conversions.

Shares issued for exercise of warrants

In October 2023, the Company issued 740,000 shares of common stock from the alternate cashless exercise of 0.0037 Series A warrants. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $12,160 and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants.

Issuance of convertible notes

October 20, 2023 Securities Purchase Agreement

On October 20, 2023, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC pursuant to which 1800 Diagonal purchased a convertible promissory note (the “October 20, 2023 1800 Diagonal Note”) from the Company in the aggregate principal amount of $40,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after 180 days of the October 20, 2023 1800 Diagonal Note. The October 20, 2023 1800 Diagonal Note contains debt issue costs of $5,000. The Company intends to use the net proceeds for general working capital purposes. The maturity date is October 20, 2024.

The following terms shall apply to the above 1800 Diagonal note:

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

The conversion price for the above notes shall be equal to a 35% discount of the market price which means the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, 1800 Diagonal shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by 1800 Diagonal and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. The Company treats these convertible notes as stock settled debt under ASC 480.

The above notes contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. Failure to deliver shares of common stock upon conversion of the above 1800 Diagonal notes within three business days of notice of conversion will result in the Company paying a penalty of $1,000 per day, subject to certain exceptions. Upon certain events of default, the above 1800 Diagonal notes will become immediately due and payable and the Company must pay 1800 Diagonal 150% of the then-outstanding principal amount of the above 1800 Diagonal notes, plus any interest accrued upon such event of default or prior events of default (the “Default Amount”). Further, upon any event of default relating to the failure to issue shares of common stock upon the conversion of such notes, such notes become immediately due and payable in an amount equal to twice the Default Amount.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

(Unaudited)

GS Capital Partners, LLC Securities Purchase Agreement

On October 12, 2023, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, pursuant to which GS Capital purchased a convertible redeemable note (the “GS Capital Note”) from the Company in the aggregate principal amount of $61,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GS Capital. The GS Capital Note contains a $3,500 original issue discount. Pursuant to the terms of the GS Purchase Agreement, the Company paid GS Capital’s legal fees of $2,500. The Company intends to use the net proceeds from the GS Capital Note for general working capital purposes.

The maturity date of the GS Capital Note is April 12, 2024. The GS Capital Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note is equal to $0.015 per share (the “Fixed Price”), provided that the Fixed Price will be reduced to $0.01 per share in the event that the market price of the Common Stock trades below $0.0075 per share for ten consecutive trading days. In the event of a default under the Note and unless the Fixed Price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default. Pursuant to the Note, in the event that such conversion price is below the par value of the Common Stock, the Company has agreed to take all steps to reduce such par value or conduct a reverse split of its Common Stock, as applicable. Notwithstanding the foregoing, such conversion price and lookback periods are subject to adjustment in favor of the Investor in the event the Company issues securities to another party with more favorable conversion terms, and such conversions are subject to a 4.99% beneficial ownership limitation (which may be increased to 9.9% upon 60 days’ prior written notice from the holder of the Note) and adjustments for mergers, consolidations, reorganizations and similar events set forth in the Note, other than a transfer or sale of all or substantially all Company assets. Pursuant to the Note, the Company is required to maintain an initial reserve of at least 400% of the number of Conversion Shares, subject to any increase of such reserved amount to reflect the Company’s obligations under the Note.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Propanc Biopharma, Inc., and its wholly-owned Australian subsidiary, Propanc PTY LTD (collectively, “Propanc” or the “Company”) as of September 30, 2023 and for the three months ended September 30, 2023 and 2022 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2023 (this “Quarterly Report”). References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Propanc. This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “feel”, “forecast”, “intend”, “may,”, “outlook”, “plan”, “potential”, “predict”, “project,”, “seek”, “should”, “will”, “would” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Recent Developments

November 7, 2023, POP1 Joint Research and Drug Discovery Program

On November 7, 2023, results reported by the Company’s joint researcher, Mrs. Belén Toledo Cutillas, MSc, at the laboratory of Professor Macarena Perán, PhD, University of Jaén, Granada, Spain, showed that PRP enhances the sensitivity of resistant pancreatic tumor cells to standard chemotherapy treatment and alters the tumor microenvironment by decreasing the fibrotic tissue and its malignancy (ability to spread into surrounding tissues). Results from the experiments demonstrates the effects of PRP on reducing chemoresistance in pancreatic tumor cells, which is a significant issue among pancreatic adenocarcinoma (PDAC) patients who have a poor 5-year survival rate of less than eight percent. As a result, the Company plans to investigate the clinical effects of PRP where an opportunity for a combinatorial therapeutic strategy may be uncovered to treat these resistant tumors

October 20, 2023 Purchase Agreement

On October 20, 2023, Propanc Biopharma, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with an investor (the “Investor”), pursuant to which the Investor agreed to purchase a convertible promissory note from the Company in the aggregate principal amount of $40,000 (the “Note”), such principal and the interest thereon convertible into shares of common stock of the Company, par value $0.001 per share (the “Common Stock”), at the option of Investor at any time after 180 days of the issuance date of the Note (the “Conversion Shares”). The transaction closed on October 29, 2023, and the Company intends to use the net proceeds therefrom for general working capital purposes.

The conversion price for the Note is equal to 65% of the market price of the Common Stock, which is based on the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a notice of conversion of the Note. Notwithstanding the foregoing, such conversions are subject to a 4.99% beneficial ownership limitation and adjustments for stock splits, stock dividends or rights offerings, mergers, consolidations, reorganizations and similar events set forth in the Note. Pursuant to the Note, the Company is required to maintain an initial reserve of at least 500% of the number of Conversion Shares, subject to any increase or decrease of such reserved amount to reflect the Company’s obligations under the Note.

The maturity date of the Note is October 20, 2024, and bears interest at a rate of 8% per annum, which may be increased to 22% in the event of a default. During the first 60 days following the date of the Note, the Company has the right to prepay the principal and accrued but unpaid interest due under the Note, together with any other amounts that the Company may owe the Investor under the terms of the Note, at a 110% premium of the face amount plus accrued and unpaid interest and any other amounts owed to the Investor, which increases to (i) 115% if prepaid after 60 days, but less than 91 days from the issuance date, (ii) 120% if prepaid after 90 days, but less than 121 days from the issuance date, (iii) 125% if prepaid after 120 days, but less than 151 days from the issuance date, and (iv) 129% if prepaid after 150 days, but less than 181 days from the issuance date. After this initial 180-day period, the Company does not have a right to prepay the Note. Additionally, pursuant to the Note, so long as the Note is outstanding, the Company agreed not to sell, lease or otherwise dispose of all or substantially all of its assets outside the ordinary course of business which would render the Company a “shell company” as defined in Rule 144 of the Securities Act, without the Investor’s consent.

The Note contains certain events of default, including failure to timely issue the Conversion Shares, failure to maintain the listing of the Common Stock on at least one of the OTC markets (which specifically includes the quotation platforms maintained by the OTC Markets Group) or an equivalent replacement exchange, failure to comply with its reporting requirements under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a default by the Company under any other agreements entered into with the Investor, as well as certain customary events of default set forth in the Note, including, among others, breach of covenants, representations or warranties, insolvency, bankruptcy, liquidation and failure by the Company to pay the principal and interest due under the Note. Upon an event of default, the Note will become immediately due and payable by the Company in an amount equal to 150% of an amount equal to the then outstanding principal amount of the Note plus any interest accrued upon such event of default or prior events of default

October 12, 2023 Purchase Agreement

On October 12, 2023, Propanc Biopharma, Inc. (the “Company”) entered into a securities purchase agreement (the “Purchase Agreement”) with an investor (the “Investor”), pursuant to which the Investor agreed to purchase a convertible redeemable promissory note from the Company in the aggregate principal amount of $61,000 (the “Note”), for a purchase price of $57,500. The transaction closed on October 16, 2023, and the Company intends to use the net proceeds therefrom for general working capital purposes.

The principal and interest on the Note is convertible into shares of common stock of the Company, par value $0.001 per share (the “Common Stock”), at the option of Investor at any time (the “Conversion Shares”). The initial conversion price for the Conversion Shares issuable under the Note is equal to $0.015 per share (the “Fixed Price”), provided that the Fixed Price will be reduced to $0.0075 per share in the event that the market price of the Common Stock trades below $0.01 per share for more than five consecutive trading days. In the event of a default under the Note and unless the Fixed Price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default. Pursuant to the Note, in the event that such conversion price is below the par value of the Common Stock, the Company has agreed to take all steps to reduce such par value or conduct a reverse split of its Common Stock, as applicable. Notwithstanding the foregoing, such conversion price and lookback periods are subject to adjustment in favor of the Investor in the event the Company issues securities to another party with more favorable conversion terms, and such conversions are subject to a 4.99% beneficial ownership limitation (which may be increased to 9.9% upon 60 days’ prior written notice from the holder of the Note) and adjustments for mergers, consolidations, reorganizations and similar events set forth in the Note, other than a transfer or sale of all or substantially all Company assets. Pursuant to the Note, the Company is required to maintain an initial reserve of at least 400% of the number of Conversion Shares, subject to any increase of such reserved amount to reflect the Company’s obligations under the Note.

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

The maturity date of the Note is April 12, 2024 and the Note bears interest at a rate of 8% per annum, which may be increased to 24% in the event of a default. Interest on such Note is payable only in Common Stock in accordance with the terms of conversion in the Note. During the first 60 days following the date of the Note, the Company has the right to prepay the principal and accrued but unpaid interest due under the Note, at a 110% premium of the face amount plus accrued and unpaid interest, which increases to (i) 120% if prepaid after 60 days, but less than 121 days from the issuance date and (ii) 125% if prepaid after 120 days, but less than 181 days from the issuance date. After this initial 180-day period, the Company does not have a right to prepay the Note.

The Note contains certain events of default, including failure to timely issue the Conversion Shares, failure to maintain the listing of the Common Stock on at least one of the OTC markets (which specifically includes the quotation platforms maintained by the OTC Markets Group) or an equivalent replacement exchange or lose the “bid” price of its Common Stock on such exchange (if the latter occurs, the outstanding principal amount under the Note will increase by 20%), failure to comply with its reporting requirements with the U.S. Securities and Exchange Commission, a breach of certain covenants in the Purchase Agreement, default by the Company under any other note issued to the Investor, as well as certain customary events of default set forth in the Note, including, among others, breach of covenants, representations or warranties, insolvency, bankruptcy, liquidation and failure by the Company to pay the principal and interest due under the Note. Upon an event of default, the Note will become immediately due and payable by the Company.

Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

For the Three months ended September 30, 2023, as compared to the Three months ended September 30, 2022.

Revenue

For the three months ended September 30, 2023 and 2022, we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense decreased to $393,828 for the three months ended September 30, 2023 as compared to $465,132 for the three months ended September 30, 2022. This decrease of approximately $71,000 is primarily attributable to a decrease of approximately $103,000 in general consulting, legal and investor relation fees and decrease in stock-based expenses of approximately $2,000, offset by increase in accounting fees of approximately $9,000, increase of approximately $24,000 in employee remuneration expense and increase in other general and administrative expenses of approximately $1,000.

Occupancy Expense

Occupancy expenses increased to $7,149 for the three months ended September 30, 2023 as compared to $6,373 for the three months ended September 30, 2022. This increase of approximately $800 is primarily attributable to exchange rate movements over the period when compared to the same period in 2022.

Research and Development Expenses

Research and development expenses were decreased to $16,242 for the three months ended September 30, 2023 as compared to $101,325 for the three months ended September 30, 2022. The decrease in research and development expenses of $85,083 is primarily due to budgetary constraints as the Company prepares to advance PRP to a First-In-Human study in advanced cancer patients in 2024.

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

Interest Expense

Interest expense increased to $178,234 for the three months ended September 30, 2023, as compared to $162,752 for the three months ended September 30, 2022. Interest expense is primarily comprised of approximately $175,000 of debt discount amortization and accretion of put premium and interest expense from accrual of interest expense and other financing fees for a total of approximately $3,000 for the three months ended September 30, 2023.

This increase in interest expense of $15,482 is primarily attributable to the increase in amortization of debt discount of approximately $38,000, offset by decrease of approximately $27,000 in accretion of put premium.

Derivative Expense

Derivative expense were increased to $77,721 for the three months ended September 30, 2023 as compared to a loss of $0 for the three months ended September 30, 2022. This increase is primarily attributable to the issuance of a convertible note in August 2023 to GS Capital which initial value was bifurcated from the embedded conversion option and was recorded as derivative expense.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities were increased to a gain of $ 303,929 for the three months ended September 30, 2023 as compared to a gain of $65,173 for the three months ended September 30, 2022. This increase in gain of approximately $239,000 is primarily attributable to a decrease in fair value of the principal amount of convertible notes with bifurcated embedded conversion option derivatives as a result of the decrease in stock prices during the three months ended September 30, 2023.

Gain from Settlement of accounts payable

Gain from settlement of accounts payable was $0 for the three months ended September 30, 2023 as compared to $17,499 for the three months ended September 30, 2022. On August 16, 2022, the Company and a third-party investor relations consultant agreed to settle an outstanding payable of $23,050 in exchange for 2,305,000 warrants to purchase the Company’s common stock at $0.01 per share with an expiry date of August 16, 2025 and fair market value of $5,551. Accordingly, the Company recognized gain from settlement of accounts payable of $17,499 during the three months ended September 30, 2022.

Gain (Loss) on Extinguishment of Debt, net

During the three months ended September 30, 2023 notes with principal amounts totaling $70,800, accrued interest of $5,184 and conversion fees of $1,437 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $191,043, resulting in a loss on extinguishment at the time of conversion of $113,622 and $147,932 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net gain of $34,310 which is included in gain (loss) on extinguishment of debt in the accompanying condensed consolidated statements of operations.

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

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain (loss) decreased to a loss of ($15,948) for the three months ended September 30, 2023 as compared to a gain of $36,223 for the three months ended September 30, 2022. This decrease of approximately $52,000 is partially attributable to the decrease in exchange rates during the three months ended September 30, 2023.

Net loss

Net loss decreased to $350,866 for the three months ended September 30, 2023 as compared to a net loss of $617,295 for the three months ended September 30, 2022. The change relates to the factors discussed above.

Deemed dividend

The Company recognized the value of the effect of a down round feature related to our Series A warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $142,575 and $389,235 during the three months ended September 30, 2023 and 2022, respectively, and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants during the three months ended September 30, 2023 and 2022, respectively.

Net loss available to common stockholders

Net loss available to common stockholders decreased to $493,441 for the three months ended September 30, 2023 as compared to a net loss available to common stockholders of $1,006,530 for the three months ended September 30, 2022. This decrease of approximately $513,000 is primarily attributable to the change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2023, we had total assets of $180,371, comprised primarily of cash of $6,625, GST tax receivable of $2,634, prepaid expenses and other current assets of $20,376, refundable advance deposit of $116,169, security deposit of $1,928, operating lease ROU asset, net of $32,479, and property and equipment, net of $160. As compared to June 30, 2023, we had total assets of $60,328, comprised primarily of cash of $10,047, GST tax receivable of $2,867, prepaid expenses and other current assets of $6,125, property and equipment, net, of $302, operating lease ROU asset, net of $38,988, and security deposit of $1,999.

We had current liabilities of $3,133,113, primarily comprised of net convertible debt of $397,443, accounts payable and accrued expenses of $1,081,316, employee benefit liability of $579,083, loan payable of $65,280, note payable, net of $126,000 and embedded conversion option liabilities of $119,069 as of September 30, 2022. As compared to June 30, 2022, we had current liabilities of $3,158,229, primarily comprised of net convertible debt of $390,539, loan payable of $65,280, accounts payable and accrued expenses of $1,546,425, employee benefit liability of $587,618, and embedded conversion option liabilities of $423,209.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the three months ended September 30, 2023 we received proceeds from issuance of note of $120,000, proceeds from issuance of convertible notes of $220,000, and proceeds from issuance of loan payable from a related party of $153,256.

We have substantial capital resource requirements and have incurred significant losses since inception. As of September 30, 2023, we had $6,625 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the Three months ended September 30,
	2023	2022
Net cash used in operating activities	$(333,457)	$(509,315)
Net cash provided by financing activities	$350,347	$494,219
Effect of exchange rate changes on cash	$(20,312)	$30,425

Net Cash Flow from Operating Activities

Net cash used in operating activities was $333,457 for the three months ended September 30, 2023, due to our net loss of $350,866 offset primarily by non-cash charges of amortization of debt discount of $69,457, non-cash interest expense of $1,437, accretion of put premium of $88,846, derivative expense of $77,721, foreign currency transaction loss of $15,948, addback change in fair value of derivatives of $303,929 and gain from extinguishment of debt of $34,310. Net changes in operating assets and liabilities totaled $96,977, which is primarily attributable to increase in prepaid expense of $14,468, increase in refundable advance deposit of $116,169, increase accrued interest of $15,712, increase in accounts payable of $148,834, and increase in accrued expenses and other payables of $55,693.

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

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2023 were $350,347 as compared to $494,219 for the three months ended September 30, 2022. During the three months ended September 30, 2023 we received net proceeds from issuance of convertible notes of $220,000, proceeds from issuance of note of $120,000, proceeds from issuance of loan from a related party of $153,256 offset by repayment of convertible note of $142,909.

During the three months ended September 30, 2022 we received proceeds from the exercise of warrants of $100,000, proceeds from sale of common stock of $24,711, collections of subscription receivable of $23,758, and net proceeds from issuance of convertible notes of $345,750.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $20,312 negative adjustment to cash flows in the three months ended September 30, 2023 as compared to a $30,425 positive adjustment to cash flows in the three months ended September 30, 2022. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Going Concern Qualification

We did not generate any revenue for the three months ended September 30, 2023 and 2022 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2023 and 2022. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to the material weaknesses in financial reporting as discussed below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2023:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

As of June 30, 2023, there was common stock issuable of 807,230 from the conversion of debt during fiscal 2023. The common stock issuable of 807,230 were issued in July 2023.

From July 1, 2023 through September 30, 2023, the Company issued an aggregate of 4,898,307 shares of its common stock and common stock issuable of 626,229 at an average contractual conversion price of $0.02 as a result of the conversion of principal of $106,454, interest of $7,677 and conversion fees $1,437 underlying certain outstanding convertible notes converted during such period.

As of June 30, 2023, there was common stock issuable of 608,423 for services rendered during fiscal 2023. The common stock issuable of 608,423 were issued on July 10, 2023.

Except as otherwise noted, the securities in the transactions described above were sold in reliance on the exemption from registration provided in Section 4(a)(2) of the Securities Act and/or Rule 506(b) promulgated thereunder, as there was no general solicitation to the investors and the transactions did not involve any public offering. All certificates evidencing the shares sold bore a restrictive legend. No underwriter participated in the offer and sale of these securities, and no commission or other remuneration was paid or given directly or indirectly in connection therewith. The proceeds from these sales were used for general corporate purposes.

Item 3. Defaults Upon Senior Securities.

As of September 30, 2023, we were in default under certain loan issued to certain noteholder on October 3, 2019 for failure to pay an aggregate of $65,280 and $38,190 of principal and accrued interest, respectively, as of September 30, 2023, subsequent to their maturity date. We are currently in discussions with such noteholder to extend such maturity date. See “Note 5 – Loans “ to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, is formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: November 14, 2023	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

