Form 10-Q
period 2023-12-31
Propanc Biopharma, Inc.
filed 2024-02-20
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

As of February 20, 2024, there were 52,144,948 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at December 31, 2023 (unaudited) and June 30, 2023	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2023 and 2022 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Deficit for each of the three and six months in the periods ended December 31, 2023 and 2022 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2023 and 2022 (unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-6

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2023	June 30, 2023
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$71,650	$10,047
GST tax receivable	3,908	2,867
Prepaid expenses and other current assets	12,139	6,125
Refundable advance deposit	123,127	-

TOTAL CURRENT ASSETS	210,824	19,039

Security deposit - related party	2,044	1,999
Operating lease right-of-use assets, net - related party	28,989	38,988
Property and equipment, net	50	302

TOTAL ASSETS	$241,907	$60,328

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,157,691	$966,718
Accrued expenses and other payables	689,594	579,707
Accrued interest	66,319	44,709
Loan payable	65,280	65,280
Loans payable - related party	16,429	-
Note payable, net of discount	132,000	-
Convertible notes, net of discounts and including put premiums	687,650	390,539
Operating lease liability - related party, current portion	22,880	21,505
Embedded conversion option liabilities	219,045	423,209
Due to former director - related party	30,293	29,630
Loan from former director - related party	50,416	49,314
Employee benefit liability	624,654	587,618

TOTAL CURRENT LIABILITIES	3,762,251	3,158,229

NON-CURRENT LIABILITIES:
Loan payable - long-term - related party, net of discount	35,214	-
Operating lease liability - long-term portion - related party	8,041	19,278

TOTAL NON-CURRENT LIABILITIES	43,255	19,278

TOTAL LIABILITIES	$3,805,506	$3,177,507

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares previously authorized; 0 shares issued and outstanding as of December 31, 2023 and June 30, 2023	$-	$-
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of December 31, 2023 and June 30, 2023	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 36,169,023 and 6,031,250 shares issued and outstanding as of December 31, 2023 and June 30, 2023, respectively	36,169	6,031
Common stock issuable (0 and 1,621,653 shares as of December 31, 2023 and June 30, 2023, respectively)	-	1,621
Additional paid-in capital	61,018,603	60,311,502
Subscription receivable	(8,822)	-
Accumulated other comprehensive income	1,234,070	1,294,876
Accumulated deficit	(65,797,142)	(64,684,732)
Treasury stock ($0.001 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(3,563,599)	(3,117,179)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$241,907	$60,328

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2023	2022	2023	2022

REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	318,185	525,620	712,013	990,752
Occupancy expenses - related party	5,857	7,506	13,006	13,879
Research and development	114,022	74,878	130,264	176,203
TOTAL OPERATING EXPENSES	438,064	608,004	855,283	1,180,834

LOSS FROM OPERATIONS	(438,064)	(608,004)	(855,283)	(1,180,834)

OTHER INCOME (EXPENSE)
Interest expense	(264,462)	(98,619)	(442,696)	(261,371)
Interest income	16	17	33	19
Derivative expense	(45,658)	-	(123,379)	-
Change in fair value of derivative liabilities	(1,771)	62,335	302,158	127,508
Gain from settlement of accounts payable	-	-	-	17,499
Gain (loss) on extinguishment of debt, net	(211)	43,520	34,099	42,910
Foreign currency transaction gain (loss)	37,146	(13,988)	21,198	22,235
TOTAL OTHER INCOME (EXPENSE), NET	(274,940)	(6,735)	(208,587)	(51,200)

LOSS BEFORE TAXES	(713,004)	(614,739)	(1,063,870)	(1,232,034)

Tax benefit	128,620	129,321	128,620	129,321

NET LOSS	$(584,384)	$(485,418)	$(935,250)	$(1,102,713)

Deemed Dividend	(34,585)	(19,322)	(177,160)	(408,557)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(618,969)	$(504,740)	$(1,112,410)	$(1,511,270)

BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS	$(0.03)	$(0.53)	$(0.06)	$(2.10)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	23,813,436	960,471	17,401,558	718,360

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(618,969)	$(504,740)	$(1,112,410)	$(1,511,270)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	(134,480)	(107,812)	(60,806)	18,584

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(134,480)	(107,812)	(60,806)	18,584

TOTAL COMPREHENSIVE LOSS	$(753,449)	$(612,552)	$(1,173,216)	$(1,492,686)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2023 AND 2022

(Unaudited)

	Preferred Stock						Common Stock					Accumulated
	Series A		Series B		Common Stock		Issuable		Additional			Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2022	500,000	$5,000	1	$-	220,351	$220	19,598	$20	$57,364,690	$(23,758)	$(61,557,893)	$1,234,549	$(46,477)	$(3,023,649)

Issuance of common stock for cash	-	-	-	-	14,337	14	-	-	24,697	23,758	-	-	-	48,469

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	264,493	264	-	-	456,675	-	-	-	-	456,939

Issuance of common stock for issuable shares	-	-	-	-	19,597	20	(19,598)	(20)	-	-	-	-	-	-

Issuance of common stock for exercise of warrants	-	-	-	-	1	-	1	-	100,000	-	-	-	-	100,000

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	158,399	158	-	-	(158)	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	133,646	-	-	-	-	133,646

Stock based compensation in connection with stock warrant grant	-	-	-	-	-	-	-	-	2,408	-	-	-	-	2,408

Warrant grant for settlement of accounts payable	-	-	-	-	-	-	-	-	5,551	-	-	-	-	5,551

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	126,396	-	126,396

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	389,235	-	(389,235)	-	-	-

Net loss for the three months ended September 30, 2022	-	-	-	-	-	-	-	-	-	-	(617,295)	-	-	(617,295)

Balance at September 30, 2022	500,000	5,000	1	-	677,178	677	1	(0)	58,476,743	-	(62,564,423)	1,360,945	(46,477)	(2,767,535)

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	380,506	381	-	-	165,310	-	-	-	-	165,691

Issuance of common stock for issuable shares	-	-	-	-	1	-	(1)	-	-	-	-	-	-	-

Issuance of common stock for exercise of warrants	-	-	-	-	3	-	-	-	100,000	-	-	-	-	100,000

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	33,600	34	-	-	(34)	-	-	-	-	-

Issuance of common stock for services	-	-	-	-	79,412	79	-	-	56,732	-	-	-	-	56,811

Issuance of common stock in connection with a note payable	-	-	-	-	75,000	75	-	-	37,425	-	-	-	-	37,500

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	85,346	-	-	-	-	85,346

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(107,812)	-	(107,812)

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	19,322	-	(19,322)	-	-	-

Net loss for the three months ended December 31, 2022	-	-	-	-	-	-	-	-	-	-	(485,418)	-	-	(485,418)

Balance at December 31, 2022	500,000	$5,000	1	$-	1,245,699	$1,246	-	$(0)	$58,940,845	$-	$(63,069,163)	$1,253,133	$(46,477)	$(2,915,417)

	Preferred Stock						Common Stock					Accumulated
	Series A		Series B		Common Stock		Issuable		Additional			Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2023	-	$-	1	$-	6,031,250	$6,031	1,621,653	$1,621	$60,311,502	$-	$(64,684,732)	$1,294,876	$(46,477)	$(3,117,179)

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	4,898,307	4,899	626,229	626	223,665	-	-	-	-	229,190

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	2,282,000	2,282	-	-	(2,282)	-	-	-	-	-

Issuance of common stock for issuable shares	-	-	-	-	1,621,653	1,621	(1,621,653)	(1,621)	-	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	34,838	-	-	-	-	34,838

Relative fair value of warrant granted in connection with a loan payable - related party	-	-	-	-	-	-	-	-	141,084	-	-	-	-	141,084

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	73,674	-	73,674

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	142,575	-	(142,575)	-	-	-

Net loss for the three months ended September 30, 2023	-	-	-	-	-	-	-	-	-	-	(350,866)	-	-	(350,866)

Balance at September 30, 2023	-	$-	1	$-	14,833,210	$14,833	626,229	$626	$60,851,382	$-	$(65,178,173)	$1,368,550	$(46,477)	$(2,989,259)

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	16,679,576	16,680	-	-	75,377	-	-	-	-	92,057

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	2,640,000	2,640	-	-	(2,640)	-	-	-	-	-

Issuance of common stock for issuable shares	-	-	-	-	626,229	626	(626,229)	(626)	-	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	52,467	-	-	-	-	52,467

Issuance of common stock for cash	-	-	-	-	1,390,008	1,390	-	-	7,432	(8,822)	-	-	-	-

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(134,480)	-	(134,480)

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	34,585	-	(34,585)	-	-	-

Net loss for the three months ended December 31, 2023	-	-	-	-	-	-	-	-	-	-	(584,384)	-	-	(584,384)

Balance at December 31, 2023	-	$-	1	$-	36,169,023	$36,169	0	$(0)	$61,018,603	$(8,822)	$(65,797,142)	$1,234,070	$(46,477)	$(3,563,599)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended December 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(935,250)	$(1,102,713)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	-	56,811
Stock option, stock warrants and restricted stock expense	-	2,408
Foreign currency transaction (gain) loss	(21,198)	(22,235)
Depreciation expense	248	895
Amortization of debt discounts	164,904	83,903
Amortization of right-of-use assets	10,871	10,858
Change in fair value of derivative liabilities	(302,158)	(127,508)
Derivative expense	123,379	-
Gain on extinguishment of debt, net	(34,099)	(42,910)
Gain from settlement of accounts payable	-	(17,499)
Non-cash interest expense	1,597	-
Accretion of put premium	234,615	144,711
Changes in Assets and Liabilities:
GST receivable	(977)	(2,238)
Prepaid expenses and other assets	(5,877)	(16,724)
Refundable advance deposit	(123,127)	-
Accounts payable	169,359	9,520
Employee benefit liability	23,897	169,268
Accrued expenses and other payables	96,924	97,414
Accrued interest	35,323	31,433
Operating lease liability	(10,773)	(9,936)
NET CASH USED IN OPERATING ACTIVITIES	(572,342)	(734,542)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	477,500	395,750
Repayment of convertible note	(142,909)	-
Proceeds from the sale of common stock	-	24,711
Proceeds from note payable	120,000	100,000
Proceeds from loan payable - related party	169,685	-
Collection of subscription receivable	-	23,758
Proceeds from the exercise of warrants	-	200,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	624,276	744,219

Effect of exchange rate changes on cash	9,669	10,732

NET INCREASE IN CASH	61,603	20,409

CASH AT BEGINNING OF PERIOD	10,047	4,067
CASH AT END OF PERIOD	$71,650	$24,476

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$6,189	$1,323
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Subscription receivable	$8,822	$-
Reduction of put premium related to conversions of convertible notes	$87,305	$218,992
Conversion of convertible notes and accrued interest to common stock	$203,365	$515,221
Debt discounts related to derivative liability	$125,000	$93,668
Relative fair value of warrant granted in connection with a loan payable - related party	$141,084	$-
Warrant grant for settlement of accounts payable	$-	$37,500
Warrants issued for accrued services	$-	$5,551
Deemed dividend upon alternate cashless exercise of warrants	$177,160	$408,557

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

On July 22, 2016, the Company formed another wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of December 31, 2023, there has been no activity within this entity.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to reflect the Company’s stage of operations and development better.

In July 2020, a world-first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 73 granted, allowed, or accepted patents and 14 patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

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

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our consolidated results of operations for the three and six months ended December 31, 2023 and 2022 and cash flows for the six months ended December 31, 2023 and 2022 and our consolidated financial position at December 31, 2023 have been made. The Company’s results of operations for the six months ended December 31, 2023 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2024.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive wholly-owned subsidiary through December 31, 2023.

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

December 31, 2023

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

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that the intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). Prior to July 1, 2020, the Company recorded the foreign currency transaction gains and losses from measuring the intercompany balances as a component of other income (expenses) titled foreign currency transaction gain (loss). As of December 31, 2023 and 2022, the Company recognized a cumulative exchange gain (loss) of approximately $(408,000) and $485,000, respectively, on intercompany loans made by the parent to the subsidiary that have not been repaid as of December 31, 2023, which is included as component of accumulated other comprehensive income on the accompanying consolidated balance sheet.

As of December 31, 2023 and June 30, 2023, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2023	June 30, 2023
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.6531	0.6664

Average exchange rate for the period
USD : AUD exchange rate	0.6813	0.6732

The change in Accumulated Other Comprehensive Income by component during the six months ended December 31, 2023 was as follows:

Foreign Currency Items:
Balance, June 30, 2023	$1,294,876
Unrealized foreign currency translation loss	(60,806)
Ending balance, December 31, 2023	$1,234,070

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

December 31, 2023

(Unaudited)

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Also see Note 11 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of December 31, 2023 or June 30, 2023.

Refundable Advance Deposit

Refundable advance deposit of $123,127 and $0 at December 31, 2023 and June 30, 2023, respectively, consists primarily of a deposit paid to a potential lender to be used as payment for a loan insurance premium related to a future loan transaction with the Company. In the event, the future loan transaction does not close, the potential lender shall return the refundable advance deposit. The Company and the potential lender are going through the loan process.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through December 31, 2023 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

As of December 31, 2023, and June 30, 2023, the Company was owed $3,908 and $2,867, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the six months ended December 31, 2023 and 2022 were $130,264 and $176,203, respectively.

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

During the six months ended December 31, 2023 and 2022, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $128,620 and $129,321, respectively, which is reflected as a tax benefit in the accompanying consolidated statements of operations and comprehensive income (loss).

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

December 31, 2023

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

	December 31, 2023	December 31, 2022
	(Unaudited)	(Unaudited)
Stock Options	0.06	0.06
Stock Warrants with no designations	15,003,396	3,306
Series A Warrants as if converted at alternate cashless exercise price	1,991,703,990	1,997,190
Series B Warrants	16	24
Series C Warrants as if converted at alternate cashless exercise price *	9,175,999,954	7,999,960
Unvested restricted stock	0.06	0.06
Convertible Debt	53,628,205	930,128
Total	11,236,335,561.12	10,930,608.12

*	Only convertible ratably upon exercise of Series B Warrants

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the six months ended December 31, 2023, the Company had no revenues, had a net loss of $935,250, and had net cash used in operations of $572,342. Additionally, As of December 31, 2023, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $3,551,427, $3,563,599, and $65,797,142, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issue date of this Quarterly Report.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2023 and June 30, 2023.

	December 31, 2023	June 30, 2023
	(Unaudited)
Office equipment at cost	$26,001	$25,432
Less: Accumulated depreciation	(25,951)	(25,130)

Total property, plant, and equipment	$50	$302

Depreciation expense for the three months ended December 31, 2023 and 2022 were $114 and $422, respectively. Depreciation expense for the six months ended December 31, 2023 and 2022 were $248 and $895, respectively.

NOTE 4 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to former director – related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company, such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at December 31, 2023 and June 30, 2023 were $30,293 and $29,630, respectively. The Company plans to repay the advances as its cash resources allow (see Note 9).

NOTE 5 – LOANS

Loan from Former Director - Related Party

Loan from the Company’s former director at December 31, 2023 and June 30, 2023 were $50,416 and $49,314, respectively. The loan bears no interest and is payable on demand. The Company did not repay any amount on this loan during the six months ended December 31, 2023 and 2022, respectively (see Note 9).

Loans payable - Related Party

In November 2023, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $16,429. The loans bear no interest and are payable on demand. The loans payable amounted to $16,429 and $0 as of December 31, 2023 and June 30, 2023, respectively.

Loan payable -long-term- Related Party

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

Accrued interest from this loan amounted to $7,516 as of December 31, 2023. Amortization of debt discount from this loan for the six months ended December 31, 2023 was $23,042. The total principal outstanding under this loan was $153,256 and remaining debt discount of $118,042 as of December 31, 2023 as reflected in the accompanying condensed consolidated balance sheet as loan payable – long-term – related party, net of discount of $35,214.

Loan Payable

Crown Bridge Securities Purchase Agreement

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC (“Crown Bridge”), pursuant to which Crown Bridge purchased a convertible promissory note from the Company (the “Crown Bridge Note”), which had a remaining principal balance of $65,280 as of December 31, 2023 (see Note 6). The maturity date of the Crown Bridge Note was October 3, 2020 and is currently past due. The Crown Bridge Note bore interest at a default interest rate of 15% per annum. In August 2022, the SEC filed a complaint against Crown Bridge due to its violation of Section 15(a)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Crown Bridge agreed to surrender all conversion rights in its currently held convertible notes, including the Crown Bridge Note. Consequently, during fiscal year 2023, the Company reclassified the remaining principal balance of $65,280 from a convertible note into a loan payable. Additionally, the Company recorded the remaining put premium of $43,520 into gain on extinguishment of debt during fiscal year 2023. The total accrued interest from this loan amounted to $40,658 and $35,722 as of December 31, 2023 and June 30, 2023, respectively.

Loan in default

The Crown Bridge Note is currently past due and in default, consisting of $65,280 principal and $40,658 accrued interest, which includes interest accruing at the default interest rate at 15%.

NOTE 6 – NOTE PAYABLE AND CONVERTIBLE NOTES

Promissory Note

On August 15, 2023, the Company issued to an institutional investor (the “August 2023 Lender”) a 10% original issue discount promissory note (the “Promissory Note”) in consideration for $120,000, which has a principal face amount of $132,000, matured on November 15, 2023 and accrued interest at a rate of 10% per annum, and was increased to 18% due to the event of a default. The Company had the right to prepay the principal and accrued but unpaid interest due under the Promissory Note, together with any other amounts that the Company may owe the August 2023 Lender under the terms of the Promissory Note, on or before September 14, 2023 at a 110% premium of the face amount plus accrued and unpaid interest and any other amounts owed to the August 2023 Lender, which increases to (i) 120% if prepaid after such date, but on or before October 14, 2023, and (ii) 130% if prepaid after October 14, 2023, unless the Company and the Lender agree to otherwise effect repayment. The Promissory Note contains certain customary events of default set forth in the Promissory Note, including, among others, breach of covenants, representations or warranties, insolvency, bankruptcy, liquidation and failure by the Company to pay the principal and interest due under the Promissory Note.

Accrued interest from this note amounted to $6,322 as of December 31, 2023. Amortization of debt discount from the promissory note for the six months ended December 31, 2023 was $12,000. The total principal outstanding under this note was $132,000 and remaining debt discount of $0 as of December 31, 2023 as reflected in the accompanying condensed consolidated balance sheet as note payable of $132,000.

Convertible Notes

The Company’s convertible notes outstanding at December 31, 2023 and June 30, 2023 were as follows:

	December 31, 2023	June 30, 2023
	(Unaudited)
Convertible notes and debenture	$544,300	$338,362
Unamortized discounts	(95,132)	(38,994)
Premium, net	238,482	91,171
Convertible notes, net	$687,650	$390,539

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

December 31, 2023

(Unaudited)

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

1800 Diagonal Lending (formerly known as Sixth Street Lending) Securities Purchase Agreements

June 29, 2023 Securities Purchase Agreement

On June 29, 2023, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC (“1800 Diagonal”), which closed on July 6, 2023, pursuant to which 1800 Diagonal purchased a convertible promissory note (the “July 6, 2023 1800 Diagonal Note”) from the Company in the aggregate principal amount of $65,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after 180 days of the July 6, 2023 1800 Diagonal Note. The July 6, 2023 1800 Diagonal Note contains debt issue costs of $5,000. The Company uses the net proceeds for general working capital purposes. The maturity date is June 29, 2024.

July 19, 2023 Securities Purchase Agreement

On July 19, 2023, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC pursuant to which 1800 Diagonal purchased a convertible promissory note (the “July 19, 2023 1800 Diagonal Note”) from the Company in the aggregate principal amount of $45,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after 180 days of the July 19, 2023 1800 Diagonal Note. The July 19, 2023 1800 Diagonal Note contains debt issue costs of $5,000. The Company used the net proceeds for general working capital purposes. The maturity date is July 19, 2024.

August 16, 2023 Securities Purchase Agreement

On August 16, 2023, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC pursuant to which 1800 Diagonal purchased a convertible promissory note (the “August 16, 2023 1800 Diagonal Note”) from the Company in the aggregate principal amount of $55,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after 180 days of the August 16, 2023 1800 Diagonal Note. The August 16, 2023 1800 Diagonal Note contains debt issue costs of $5,000. The Company used the net proceeds for general working capital purposes. The maturity date is August 16, 2024.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

October 20, 2023 Securities Purchase Agreement

On October 20, 2023, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC pursuant to which 1800 Diagonal purchased a convertible promissory note (the “October 20, 2023 1800 Diagonal Note”) from the Company in the aggregate principal amount of $40,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after 180 days of the October 20, 2023 1800 Diagonal Note. The October 20, 2023 1800 Diagonal Note contains debt issue costs of $5,000. The Company used the net proceeds for general working capital purposes. The maturity date is October 20, 2024.

November 29, 2023 Securities Purchase Agreement

On November 29, 2023, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC pursuant to which 1800 Diagonal purchased a convertible promissory note (the “November 29, 2023 1800 Diagonal Note”) from the Company in the aggregate principal amount of $45,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after 180 days of the November 29, 2023 1800 Diagonal Note. The November 29, 2023 1800 Diagonal Note contains debt issue costs of $5,000. The Company intends to use the net proceeds for general working capital purposes. The maturity date is September 15, 2024.

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

The conversion price for the above notes shall be equal to a 35% discount of the market price which means the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, 1800 Diagonal shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by 1800 Diagonal and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. The Company treats these convertible notes as stock settled debt under ASC 480 and accordingly the Company recorded a total of $134,615 was recorded during the six months ended December 31, 2023.

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

The total principal amount outstanding under the above 1800 Diagonal financing agreements were $250,000 and accrued interest of $6,762 as of December 31, 2023.

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

On February 14, 2023, the Company entered into a securities purchase agreement with ONE44, pursuant to which ONE44 purchased a convertible redeemable note (the “February 14, 2023 ONE44 Note”) from the Company in the aggregate principal amount of $111,111, such principal and the interest thereon convertible into shares of the common stock at the option of ONE44 any time after the six-month anniversary of the February 14, 2023 ONE44 Note. The transaction contemplated by such purchase agreement closed on February 14, 2023. The February 14, 2023 One44 Note contains an original issue discount amount of $11,111. Pursuant to the terms of such purchase agreement, the Company paid $5,500 for ONE44’s legal fees. The Company used the net proceeds from the February 14, 2023 ONE44 Note for general working capital purposes. The maturity date of the February 14, 2023 One44 Note is February 14, 2024. The February 14, 2023 ONE44 Note bears interest at a rate of 10% per annum, which interest is payable in shares of common stock, but is not payable until the maturity date or upon acceleration or by prepayment of such note.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

December 8, 2023 Securities Purchase Agreement

On December 8, 2023, the Company entered into a securities purchase agreement with ONE44, pursuant to which ONE44 purchased a convertible redeemable note (the “December 8, 2023 ONE44 Note”) from the Company in the aggregate principal amount of $150,000, such principal and the interest thereon convertible into shares of the common stock at the option of ONE44 any time after the six-month anniversary of the December 8, 2023 ONE44 Note. The transaction contemplated by such purchase agreement closed on December 8, 2023. The December 8, 2023 One44 Note contains an original issue discount amount of $15,000. Pursuant to the terms of such purchase agreement, the Company paid $7,500 for ONE44’s legal fees. The Company intends to use the net proceeds from the December 8, 2023 ONE44 Note for general working capital purposes. The maturity date of the December 8, 2023 One44 Note is December 8, 2024. The December 8, 2023 ONE44 Note bears interest at a rate of 10% per annum, which interest is payable in shares of common stock, but is not payable until the maturity date or upon acceleration or by prepayment of such note.

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

The conversion price for the above ONE44 notes ranges from 60% to 65% (representing a 35% to 40% discount) of the market price of the common stock, which is based on the lowest closing bid prices of the common stock between ten and fifteen trading days immediately prior to the delivery of a notice of conversion. Notwithstanding the foregoing, such notes are subject to 4.99% beneficial ownership limitations. All of the above ONE44 notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $133,305 during the year ended June 30, 2023 and recorded a total of $100,000 was recorded during the six months ended December 31, 2023.

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

The total principal amount outstanding under the above ONE44 financing agreements were $155,800 and accrued interest of $1,784 as of December 31, 2023 following conversion of $112,311 of the principal balance and $7,783 accrued interest during the six months ended December 31, 2023. Accordingly, $73,977 of the put premium was released to additional paid in capital in respect to the ONE44 financing agreements during the six months ended December 31, 2023 following conversion of the principal balance.

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

December 31, 2023

(Unaudited)

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

August 23, 2023 Securities Purchase Agreement

On August 23, 2023, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, pursuant to which GS Capital purchased a convertible redeemable note from the Company in the aggregate principal amount of $77,500, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GS Capital. The GS Capital Note contains a $5,000 original issue discount. Pursuant to the terms of the GS Purchase Agreement, the Company paid GS Capital’s legal fees of $2,500. The Company used the net proceeds from the GS Capital Note for general working capital purposes.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

October 12, 2023 Securities Purchase Agreement

On October 12, 2023, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, pursuant to which GS Capital purchased a convertible redeemable note from the Company in the aggregate principal amount of $61,000, such principal and the interest thereon convertible into shares of the Company’s common stock at the option of GS Capital. The GS Capital Note contains a $3,500 original issue discount. Pursuant to the terms of the GS Purchase Agreement, the Company paid GS Capital’s legal fees of $2,500. The Company intends to use the net proceeds from the GS Capital Note for general working capital purposes.

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

The total principal outstanding and accrued interest under the above GS Capital notes were $138,500 and $3,278, respectively, as of December 31, 2023, following conversion of $75,300 of the principal balance and $5,570 accrued interest during the six months ended December 31, 2023. At December 31, 2023, an aggregate total of $138,500 of the above GS Capital notes were bifurcated with the embedded conversion option which are recorded as derivative liabilities at fair value as of December 31, 2023 (see Note 11).

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

December 31, 2023

(Unaudited)

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

In July 2023, the Company fully paid the remaining principal including accrued interest for a total of $142,979. The total principal amount outstanding and accrued interest under the above Coventry note was $0 following conversion of $5,049 of the principal balance of $2,043 and interest of $357 during the six months ended December 31, 2023. Accordingly, $13,328 of the put premium was released to additional paid in capital in respect of such purchase agreements with Coventry during the six months ended December 31, 2023 following conversion of the principal balance.

Convertible notes in default

None of the outstanding convertible notes above were in default as of December 31, 2023.

Amortization of debt discounts

The Company recorded $186,000 and $131,168 of debt discounts related to the above note issuances during the six months ended December 31, 2023 and 2022, respectively. The Company recorded $234,615 and $144,711 of put premiums related to the above note issuances during the six months ended December 31, 2023 and 2022, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of debt discounts associated with convertible notes for the three months ended December 31, 2023 and 2022 was $77,604 and $52,629, respectively.

Amortization of debt discounts associated with convertible notes for the six months ended December 31, 2023 and 2022 was $129,862 and $83,903, respectively.

The Company reclassified $87,305 and $218,992 in put premiums to additional paid in capital following conversions during the six months ended December 31, 2023 and 2022, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

Pursuant to a certificate of designation filed with the Secretary of State of the State of Delaware on June 16, 2015, five shares of preferred stock have been designated as Series B Preferred Stock, par value $0.01 per share, of the Company (“Series B Preferred Stock”). Each holder of shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of December 31, 2023 and June 30, 2023. Mr. Nathanielsz, the Company’s Chief Executive Officer, directly beneficially owns such one share of Series B Preferred Stock.

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued during the six months ended December 31, 2023 and fiscal year 2023.

Common Stock:

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

On December 13, 2023, the Company issued 1,390,008 shares of its common stock at an average price per share of approximately $0.006, as a result of delivering one draw down notice to the Investor for a subscription receivable of $8,822. The Company received the subscription receivable of $8,822 in January 2024.

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

From October 1, 2023 through December 31, 2023, the Company issued an aggregate of 16,679,576 shares of its common stock at an average contractual conversion price of $0.005 as a result of the conversion of principal of $83,200, interest of $6,034 and conversion fees $160 underlying certain outstanding convertible notes converted during such period.

The total recorded to equity related to the issuance of common stock for conversion of convertible debt for the three and six months ended December 31, 2023 was $92,057 and $321,247, respectively, including the $116,285 discussed below.

Included in the above conversions during the six months ended December 31, 2023, convertible notes with principal aggregate amount of $75,300, accrued interest of $5,570 and conversion fees of $1,597 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $198,753, resulting in a loss on extinguishment at the time of conversion of $116,285 and $150,384 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net gain of $34,099 which is included in gain (loss) on extinguishment of debt in the accompanying condensed consolidated statements of operations during the six months ended December 31, 2023.

The Company reclassified $87,305 from put premium liabilities to additional paid in capital following conversions during the six months ended December 31, 2023.

The Company has 3,988,859,144 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at December 31, 2023.

Shares issued for issuable shares

As of June 30, 2023, there was common stock issuable of 608,423 for services rendered during fiscal 2023. The common stock issuable of 608,423 were issued on July 10, 2023.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

As of September 30, 2023, there was common stock issuable of 626,229 shares which were issued on October 3, 2023.

Shares issued for exercise of warrants

During the three months ended September 30, 2023, the Company issued an aggregate of 2,282,000 shares of common stock from the alternate cashless exercise of 0.0114 Series A warrants with an original exercise price of $200,000 and alternate cashless exercise price of $0.001 or the par value of common stock.

During the three months ended December 31, 2023, the Company issued an aggregate of 2,640,000 shares of common stock from the alternate cashless exercise of 0.0132 Series A warrants with an original exercise price of $200,000 and alternate cashless exercise price of $0.001 or the par value of common stock.

The Alternate Cashless Exercise provision, for a cashless conversion at the holder’s option, is available should the trading price of the Company’s common stock fall below $200,000 per share calculated based on the difference between the exercise price of the Series A Warrant and 70% of the market price. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $34,585 and $177,160 during the three and six months ended December 31, 2023, respectively, and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants.

Restricted Stock Units

Pursuant to employment agreements dated in May 2019, the Company granted an aggregate of 0.078 and 0.039 restricted stock unit to the Company’s Chief Executive Officer and Chief Scientific Officer, respectively. The total 0.117 restricted stock units are subject to vesting terms as defined in the employment agreements. The 0.117 restricted stock units were valued at the fair value of approximately $4,250,000 per unit or $497,240 based on the quoted trading price on the date of grant. There were $248,620 unrecognized restricted stock units expense as of December 31, 2023 and June 30, 2023. There are 0.06 unvested restricted stock units which are subject to various performance conditions which have not yet been met and such restricted stock units have not yet vested as of December 31, 2023 to which the $248,620 relates to.

Stock Warrants:

The following table summarizes warrant activity for the six months ended December 31, 2023:

			Weighted
	Number of		Average
	Shares		Price Per Share
Outstanding at June 30, 2023	3,396		$5,440
Granted	15,000,000		0.01
Exercised (de minimis)	-		-
Forfeited	-		-
Expired	-		-
Outstanding at December 31, 2023	15,003,396	*	$1.24

Exercisable at December 31, 2023	15,003,378		$1.24
Outstanding and Exercisable:

Weighted average remaining contractual term	2.51
Aggregate intrinsic value	$-

*	The total warrants of 15,003,396 above which are exercisable into common stock consisted of the following:

	Number of Warrants	Exercisable
Series A warrants	10	10
Series B warrants	17	17
Series C warrants	64	46
Warrants with no class designation	15,003,305	15,003,305
Total	15,003,396	15,003,378

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

Exercise of Warrants

During the three months ended September 30, 2023, the Company issued an aggregate of 2,282,000 shares of common stock from the alternate cashless exercise of 0.0114 Series A warrants with an original exercise price of $200,000 and alternate cashless exercise price of $0.001 or the par value of common stock.

During the three months ended December 31, 2023, the Company issued an aggregate of 2,640,000 shares of common stock from the alternate cashless exercise of 0.0132 Series A warrants with an original exercise price of $200,000 and alternate cashless exercise price of $0.001 or the par value of common stock.

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

Stock Options:

A summary of the Company’s option activity during the six months ended December 31, 2023 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price Per Share
Outstanding at June 30, 2023	0.059	$4,533,000
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2023	0.059	$4,533,000

Exercisable at December 31, 2023	0.059	$4,533,000
Outstanding and Exercisable:

Weighted average remaining contractual term	5.37
Weighted average fair value of options granted during the period	$-
Aggregate intrinsic value	$-

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

During the six months ended December 31, 2023 and 2022, the Company recognized stock-based compensation of $0 for both periods from vested stock options. There was $0 of unvested stock options expense as of December 31, 2023. No stock options were granted during the six months ended December 31, 2023.

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

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company’s parent U.S. entity is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure in the December 31, 2023 and June 30, 2023 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

As of December 31, 2023 and June 30, 2023, the Company has $33,420 and $18,056, respectively, balance due to the University for unreimbursed lab fees, which are included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2023 and June 30, 2023, there are no royalty fees owed to the University.

Consulting Agreement

On July 1, 2022, the Company and a consultant agreed to extend the term of a consulting agreement from July 1, 2022 to June 30, 2023 to provide media-related services for a monthly fee of $50,000. In addition, the Company agreed to pay a stock fee equal to 9.9% of the outstanding common stock of the Company during the term of the agreement. The Company agreed to increase the consultant’s diluted holdings back to 9.9% and accrue the value of the common stock at each reporting period until June 30, 2023. All service fees are non-refundable. In November 2022, the Company and the consultant agreed to discontinue the monthly cash portion fee. On November 16, 2022, the Company issued 73,301 shares of common stock to this consultant for services rendered from July 2022 to November 2022. Additionally, on June 30, 2023, the Board approved the issuance of 608,423 shares of the Company’s common stock to this consultant for services rendered from April 2023 to June 2023. The Company did not renew this agreement after the end of the term on June 30, 2023. Accordingly, the Company has $0 balance owed to such consultant as of December 31, 2023.

Operating Leases – Related Party

On May 4, 2022, the Company entered in a three-year lease agreement with North Horizon Pty Ltd., a related party, (see Note 9) for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes. On May 4, 2022, the Company recorded right-of-use assets $66,201 and total lease liabilities of $66,201 based on an incremental borrowing rate of 8%.

ROU is summarized below:

	December 31, 2023	June 30, 2023
Office lease	$66,201	$66,201
Less: accumulated amortization	(37,212)	(27,213)
Right-of-use asset, net	$28,989	$38,988

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

Operating Lease liabilities are summarized below:

	December 31, 2023	June 30, 2023
Office lease	$66,201	$66,201
Reduction of lease liability	(35,280)	(25,418)
Less: office lease, current portion	(22,880)	(21,505)
Long term portion of lease liability	$8,041	$19,278

Remaining future minimum lease payments under non-cancelable operating lease at December 31, 2023 are as follows:

Fiscal Year 2024	$12,263
Fiscal Year 2025	20,439
Imputed interest	(1,781)
Total operating lease liability	$30,921

The weighted average remaining lease term for the operating lease is 1.26 years as of December 31, 2023.

NOTE 9 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors.

These transactions have included the following:

As of December 31, 2023 and June 30, 2023, the Company owed its former director a total of $30,293 and $29,630, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (see Note 4).

As of December 31, 2023 and June 30, 2023, the Company owed its former director a total of $50,416 and $49,314, respectively, for money loaned to the Company, throughout the years. The total loans balance owed at December 31, 2023 and June 30, 2023 is not interest bearing (see Note 5).

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease had a five-year term and provided for annual rental payments of $39,600 AUD or $28,325 USD, which includes $3,600 AUD or $2,575 USD of goods and service tax for total payments of $198,000 AUD or $141,629 USD during the term of the lease. Such lease expired in May 2021 and was renewed for another one-year term from May 2021 to May 2022. On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd. for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes (See Note 9). As of December 31, 2023 and June 30, 2023, total rent payable of $176,129 AUD ($119,997 USD) and $158,129 AUD ($105,377 USD), respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheet. Rent expense under the lease was $13,006 and $13,879 the six months ended December 31, 2023 and 2022, respectively and reflected as occupancy expenses – related party in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Loans payable - Related Party

In November 2023, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $16,429. These loans bear no interest and are payable on demand (see Note 5).

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

December 31, 2023

(Unaudited)

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive, part-time employee of the Company since October 2015. Effective February 1, 2018, Mrs. Nathanielsz receives an annual salary of $120,000 AUD ($80,904 USD) and is entitled to customary benefits.

Pursuant to a February 25, 2016 board resolution, James Nathanielsz was paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the year ended June 30, 2022, a total of $7,689 AUD ($5,577 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance which expired in August 2022. No payments were made during the six months ended December 31, 2023 and during fiscal 2023.

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

A total of $25,000 AUD ($16,070 USD) in payments were made in respect of the bonuses during the six months ended December 31, 2023. In January 2024, the Board approved a bonus of $150,000 AUD or $102,195 USD resulting in a remaining balance of $232,937 AUD ($158,700 USD) bonus payable as of December 31, 2023 which was included in accrued expenses in the accompanying condensed consolidated balance sheet.

Amended and Restated Employment Agreement

On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Mr. Nathanielsz for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD ($309,313 USD). Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase 0.04 shares of common stock (the “Nathanielsz Options”), with an exercise price per share of $4,675,000 (110% of the closing market price of the common stock on May 14, 2019 (or $4,250,000), the date of approval of such grant by the Board), (ii) 0.04 restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and (iii) an additional 0.04 restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Board on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. The Nathanielsz Options and Additional Nathanielsz RSU’s are subject to vesting periods pursuant to the Employment Agreement. There are 0.04 vested options and 0.04 restricted stock units that are considered issuable as of December 31, 2023 and June 30, 2023.

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

Amended and Restated Employment Agreement

On May 14, 2019, the Company entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD ($41,580 USD). In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase 0.02 shares of common stock (the “Kenyon Options”), with an exercise price per share of $4,250,000 (100% of the closing market price of the common stock on May 14, 2019, the date of approval of such grant by the Board), (ii) 0.02 restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional 0.02 restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan. The Kenyon Options have a term of 10 years from the date of grant. The Kenyon Options and Additional Kenyon RSU’s are subject to vesting periods pursuant to the Services Agreement. There are 0.02 vested options and 0.02 vested restricted stock unit that are considered issuable as of December 31, 2023 and June 30, 2023.

On August 12, 2021, pursuant to a Cancellation Agreement, Mr. Kenyon agreed to cancel accrued salaries of $102,600 in exchange for 3,420 shares of common stock of the Company. As of December 31, 2023 and June 30, 2023, total accrued salaries of $121,000 AUD ($79,025 USD) and $96,000 AUD ($64,627 USD), respectively, were included in accrued expenses in the accompanying condensed consolidated balance sheets.

Intercompany Loans

All intercompany loans were made by the parent to the Company’s subsidiary, Propanc PTY LTD, none of which has been repaid as of December 31, 2023. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment on the condensed consolidated balance sheet as accumulated other comprehensive income.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

NOTE 10 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through December 31, 2023.

The Company primarily relied on funding from five convertible and non-convertible debt lenders and received net proceeds after deductions of $73,000 for original issue discounts and debt issue costs during the six months ended December 31, 2023 from each of the five lenders of $225,000, $125,000, $127,500, $120,000 and $153,256, respectively which represents approximately 30%, 17%, 17%, 16% and 20%, respectively of total proceeds received by the Company during the six months ended December 31, 2023.

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

Receivable Concentration

As of December 31, 2023 and June 30, 2023, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

In July 2020, a world-first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 73 granted, allowed, or accepted patents and 14 patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

Foreign Operations

As of December 31, 2023 and June 30, 2023, the Company’s operations are based in Camberwell, Australia; however, the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales, for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of December 31, 2023 and June 30, 2023, there has been no activity within this entity.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $138,500 (2 notes) and $75,300 (2 notes) of convertible debt, which were treated as derivative instruments outstanding at December 31, 2023 and June 30, 2023, respectively.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at December 31, 2023, the last trading day of the period ended December 31, 2023, was $0.012. The volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at December 31, 2023 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the six months ended December 31, 2023)	December 31, 2023
Volatility	327.58 – 333.45%	341.84%
Expected Remaining Term (in years)	0.50	0.01 - 0.28
Risk Free Interest Rate	5.43 - 5.55%	5.40%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2023 and June 30, 2023:

	Balance at December 31, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$219,045	$—	$—	$219,045
Total	$219,045	$—	$—	$219,045

	Balance at June 30, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$423,209	$—	$—	$423,209
Total	$423,209	$—	$—	$423,209

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

(Unaudited)

The following is a roll forward for the six months ended December 31, 2023 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2023	$423,209
Initial fair value of embedded conversion option derivative liability recorded as debt discount	125,000
Initial fair value of embedded conversion option derivative liability recorded as derivative expense	123,379
Reduction of derivative liability upon debt conversion	(150,385)
Change in fair value included in statements of operations	(302,158)
Balance at December 31, 2023	$219,045

NOTE 12 – SUBSEQUENT EVENTS

Shares issued for conversion of convertible debt

Between January 2024 and February 2024, the Company issued an aggregate of 14,625,925 shares of its common stock at a contractual conversion price of $0.004, as a result of the conversion of principal of $68,500 and interest of $534 underlying certain outstanding convertible notes converted during such period. The Company reclassified $37,628 from put premium liabilities to additional paid in capital following conversions.

Shares issued for exercise of warrants

In January 2024, the Company issued 1,350,000 shares of common stock from the alternate cashless exercise of 0.00675 Series A warrants. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $15,800 and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Propanc Biopharma, Inc., and its wholly-owned Australian subsidiary, Propanc PTY LTD (collectively, “Propanc” or the “Company”) as of December 31, 2023 and for the six months ended December 31, 2023 and 2022 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q for the period ended December 31, 2023 (this “Quarterly Report”). References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Propanc. This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “feel”, “forecast”, “intend”, “may,”, “outlook”, “plan”, “potential”, “predict”, “project,”, “seek”, “should”, “will”, “would” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Recent Developments

November 7, 2023, POP1 Joint Research and Drug Discovery Program

On November 7, 2023, results reported by the Company’s joint researcher, Mrs. Belén Toledo Cutillas, MSc, at the laboratory of Professor Macarena Perán, PhD, University of Jaén, Granada, Spain, showed that PRP enhances the sensitivity of resistant pancreatic tumor cells to standard chemotherapy treatment and alters the tumor microenvironment by decreasing the fibrotic tissue and its malignancy (ability to spread into surrounding tissues). Results from the experiments demonstrates the effects of PRP on reducing chemoresistance in pancreatic tumor cells, which is a significant issue among pancreatic adenocarcinoma (PDAC) patients who have a poor 5-year survival rate of less than eight percent. As a result, the Company plans to investigate the clinical effects of PRP where an opportunity for a combinatorial therapeutic strategy may be uncovered to treat these resistant tumors.

January 16, 2024, PRP, Lead Product Candidate

A certificate of grant for the Company’s foundation patent was received from the Canadian Intellectual Property Office. The foundation patent covers composition claims for the Company’s lead product candidate, PRP. In further news, the PRP dosing and method to treat cancer stem cells (CSCs) patents were validated in countries across Europe, resulting in the Company’s IP portfolio growing to a total of 87 patents filed in major global jurisdictions.

Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

For the Three and Six months ended December 31, 2023, as compared to the Three and Six months ended December 31, 2022.

Revenue

For the three and six months ended December 31, 2023 and 2022, we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense decreased to $318,185 for the three months ended December 31, 2023 as compared to $525,620 for the three months ended December 31, 2022. This decrease of approximately $207,000 is primarily attributable to a decrease of approximately $83,000 in general consulting, legal and investor relation fees and decrease in stock-based expenses of approximately $51,000, decrease in accounting fees of approximately $13,000, decrease of approximately $91,000 in employee remuneration expense offset by increase in marketing expenses of approximately $26,000, and increase in other general and administrative expenses of approximately $5,000.

Administration expense decreased to $712,013 for the six months ended December 31, 2023 as compared to $990,752 for the six months ended December 31, 2022. This decrease of approximately $279,000 is primarily attributable to a decrease of approximately $186,000 in general consulting, legal and investor relation fees and decrease in stock-based expenses of approximately $54,000, decrease in accounting fees of approximately $4,000, decrease of approximately $67,000 in employee remuneration expense offset by increase in marketing expenses of approximately $26,000, and increase in other general and administrative expenses of approximately $6,000.

Occupancy Expense

Occupancy expenses decreased to $5,857 for the three months ended December 31, 2023 as compared to $7,506 for the three months ended December 31, 2022. This decrease of approximately $1,600 is primarily attributable to exchange rate movements over the period when compared to the same period in 2022.

Occupancy expenses decreased to $13,006 for the six months ended December 31, 2023 as compared to $13,879 for the six months ended December 31, 2022. This decrease of approximately $900 is primarily attributable to exchange rate movements over the period when compared to the same period in 2022.

Research and Development Expenses

Research and development expenses were increased to $114,022 for the three months ended December 31, 2023 as compared to $74,878 for the three months ended December 31, 2022. Research and development expenses were decreased to $130,624 for the six months ended December 31, 2023 as compared to $176,203 for the six months ended December 31, 2022. The decrease in research and development expenses of approximately $46,000 is primarily due to budgetary constraints as the Company prepares to advance PRP to a First-In-Human study in advanced cancer patients in 2024.

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

Interest Expense

Interest expense increased to $264,462 for the three months ended December 31, 2023, as compared to $98,619 for the three months ended December 31, 2022. Interest expense is primarily comprised of approximately $225,000 of debt discount amortization and accretion of put premium and $34,000 of interest expense from accrual of interest expense and other financing fees for the three months ended December 31, 2023. This increase in interest expense of $165,843 is primarily attributable to the increase in amortization of debt discount of approximately $43,000 and increase of approximately $117,000 in accretion of put premium.

Interest expense increased to $442,696 for the six months ended December 31, 2023, as compared to $261,371 for the six months ended December 31, 2022. Interest expense is primarily comprised of approximately $400,000 of debt discount amortization and accretion of put premium and $37,000 of interest expense from accrual of interest expense and other financing fees for the six months ended December 31, 2023. This increase in interest expense of $181,325 is primarily attributable to the increase in amortization of debt discount of approximately $81,000 and increase of approximately $90,000 in accretion of put premium.

Derivative Expense

Derivative expense were increased to $45,658 for the three months ended December 31, 2023 as compared to a loss of $0 for the three months ended December 31, 2022. This increase is primarily attributable to the issuance of a convertible note in October 2023 to GS Capital which initial value was bifurcated from the embedded conversion option and was recorded as derivative expense.

Derivative expense were increased to $123,379 for the six months ended December 31, 2023 as compared to a loss of $0 for the six months ended December 31, 2022. This increase is primarily attributable to the issuance of convertible notes in August 2023 and October 2023 to GS Capital which initial value was bifurcated from the embedded conversion option and was recorded as derivative expense.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities were decreased to a (loss) of $1,771 for the three months ended December 31, 2023 as compared to a gain of $62,335 for the three months ended December 31, 2022. This increase in loss of approximately $64,000 is primarily attributable to the increase in fair value of the principal amount of convertible notes with bifurcated embedded conversion option derivatives as a result of the issuance of a convertible note in October 2023 during the three months ended December 31, 2023.

Change in fair value of derivative liabilities were decreased to a gain of $302,158 for the six months ended December 31, 2023 as compared to a gain of $127,508 for the six months ended December 31, 2022. This increase in gain of approximately $175,000 is primarily attributable to the decrease in fair value of the principal amount of convertible notes with bifurcated embedded conversion option derivatives as a result of the decrease in stock prices during the six months ended December 31, 2023

Gain from Settlement of accounts payable

Gain from settlement of accounts payable was $0 for the six months ended December 31, 2023 as compared to $17,499 for the six months ended December 31, 2022. On August 16, 2022, the Company and a third-party investor relations consultant agreed to settle an outstanding payable of $23,050 in exchange for 2,305,000 warrants to purchase the Company’s common stock at $0.01 per share with an expiry date of August 16, 2025 and fair market value of $5,551. Accordingly, the Company recognized gain from settlement of accounts payable of $17,499 during the six months ended December 31, 2022.

Gain (Loss) on Extinguishment of Debt, net

During the six months ended December 31, 2023 there were principal aggregate amount of convertible notes of $75,300, accrued interest of $5,570 and conversion fees of $1,597 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $198,753, resulting in a loss on extinguishment at the time of conversion of $116,285 and $150,384 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net gain of $34,099 during the six months ended December 31, 2023.

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

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain (loss) increased to a gain of $37,146 for the three months ended December 31, 2023 as compared to a loss of ($13,988) for the three months ended December 31, 2022. This increase of approximately $51,000 is partially attributable to the increase in exchange rates during the three months ended December 31, 2023.

Foreign currency transaction gain (loss) decreased to a gain of $21,198 for the six months ended December 31, 2023 as compared to a gain of $22,235 for the six months ended December 31, 2022. This decrease of approximately $1,000 is partially attributable to the decrease in exchange rates during the six months ended December 31, 2023.

Net loss

Net loss increased to $584,384 for the three months ended December 31, 2023 as compared to a net loss of $485,418 for the three months ended December 31, 2022. The change relates to the factors discussed above. Net loss decreased to $935,250 for the six months ended December 31, 2023 as compared to a net loss of $1,102,713 for the six months ended December 31, 2022. The change relates to the factors discussed above.

Deemed dividend

The Company recognized the value of the effect of a down round feature related to our Series A warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $34,585 and $19,322 during the three months ended December 31, 2023 and 2022, respectively, and deemed dividend of $177,160 and $408,557 during the six months ended December 31, 2023 and 2022, respectively, with a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants during the three and six months ended December 31, 2023 and 2022, respectively.

Net loss available to common stockholders

Net loss available to common stockholders increased to $618,969 for the three months ended December 31, 2023 as compared to a net loss available to common stockholders of $504,740 for the three months ended December 31, 2022. This increase of approximately $114,000 is primarily attributable to the change relates to the factors discussed above. Net loss available to common stockholder decreased to $1,112,410 for the six months ended December 31, 2023 as compared to a net loss available to common stockholders of $1,511,270 for the six months ended December 31, 2022. This decrease of approximately $399,000 is primarily attributable to the change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of December 31, 2023, we had total assets of $241,907, comprised primarily of cash of $71,650, GST tax receivable of $3,908, prepaid expenses and other current assets of $12,139, refundable advance deposit of $123,127, security deposit of $2,044, operating lease ROU asset, net of $28,989, and property and equipment, net of $50. As compared to June 30, 2023, we had total assets of $60,328, comprised primarily of cash of $10,047, GST tax receivable of $2,867, prepaid expenses and other current assets of $6,125, property and equipment, net, of $302, operating lease ROU asset, net of $38,988, and security deposit of $1,999.

We had current liabilities of $3,762,251, primarily comprised of net convertible debt of $687,650, accounts payable and accrued expenses of $1,913,604, employee benefit liability of $624,654, loan payable of $65,280, loan payable – related party of $16,429, note payable, net of $132,000 and embedded conversion option liabilities of $219,045 as of December 31, 2023. As compared to June 30, 2022, we had current liabilities of $3,158,229, primarily comprised of net convertible debt of $390,539, loan payable of $65,280, accounts payable and accrued expenses of $1,546,425, employee benefit liability of $587,618, and embedded conversion option liabilities of $423,209.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the six months ended December 31, 2023 we received proceeds from issuance of note of $120,000, proceeds from issuance of convertible notes of $477,500, and total proceeds from issuance of loans payable from a related party of $169,685.

We have substantial capital resource requirements and have incurred significant losses since inception. As of December 31, 2023, we had $71,650 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the six months ended December 31,
	2023	2022
Net cash used in operating activities	$(572,342)	$(734,542)
Net cash provided by financing activities	$624,276	$744,219
Effect of exchange rate changes on cash	$9,669	$10,732

Net Cash Flow from Operating Activities

Net cash used in operating activities was $572,342 for the six months ended December 31, 2023, due to our net loss of $935,250 offset primarily by non-cash charges of amortization of debt discount of $164,904, non-cash interest expense of $1,597, accretion of put premium of $234,615, derivative expense of $123,379, foreign currency transaction gain of $21,198, addback change in fair value of derivatives of $302,158 and gain from extinguishment of debt of $34,099. Net changes in operating assets and liabilities totaled $184,749, which is primarily attributable to increase in prepaid expense of $5,877, increase in refundable advance deposit of $123,127, increase accrued interest of $35,323, increase in accounts payable of $169,359, and increase in accrued expenses and other payables of $96,924.

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

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2023 were $624,276 as compared to $744,219 for the six months ended December 31, 2022. During the six months ended December 31, 2023 we received net proceeds from issuance of convertible notes of $477,500, proceeds from issuance of note of $120,000, proceeds from issuance of loans from a related party of $169,685 offset by repayment of convertible note of $142,909.

Net cash provided by financing activities for the six months ended December 31, 2022 was $744,219. During the six months ended December 31, 2022, we received proceeds from the exercise of warrants of $200,000, proceeds from sale of shares of our Common Stock of $24,711, collections of subscription receivable of $23,758, and net proceeds from issuance of convertible notes and a note payable of $495,750.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $9,669 negative adjustment to cash flows in the six months ended December 31, 2023 as compared to a $10,732 positive adjustment to cash flows in the six months ended December 31, 2022. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Going Concern Qualification

We did not generate any revenue for the six months ended December 31, 2023 and 2022 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2023 and 2022. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to the material weaknesses in financial reporting as discussed below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2023:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From October 1, 2023 through December 31, 2023, the Company issued an aggregate of 16,679,576 shares of its common stock at an average contractual conversion price of $0.005 as a result of the conversion of principal of $83,200, interest of $6,034 and conversion fees $160 underlying certain outstanding convertible notes converted during such period.

As of September 30, 2023, there was common stock issuable of 626,229 shares which were issued on October 3, 2023.

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

Item 3. Defaults Upon Senior Securities.

As of December 31, 2023, we were in default under certain loan issued to certain noteholder on October 3, 2019 for failure to pay an aggregate of $65,280 and $40,658 of principal and accrued interest, respectively, as of December 31, 2023, subsequent to their maturity date. We are currently in discussions with such noteholder to extend such maturity date. See “Note 5 – Loans” to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
s101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2023, is formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: February 20, 2024	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

