Form 10-K
period 2024-06-30
Propanc Biopharma, Inc.
filed 2024-09-30
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $424,536 computed by reference to the closing price of the registrant’s common stock as quoted on otcmarkets.com maintained by OTC Markets, Inc. on December 29, 2023 (which was $0.012 per share), based on 36,169,023 shares of common stock, par value $0.001 per share (“Common Stock”) outstanding on such date. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 25, 2024, there were 688,022,017 shares of Common Stock issued and outstanding.

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

Our lead product candidate, PRP, is a variation upon our novel formulation and involves proenzymes, the inactive precursors of enzymes. As a result of positive early indications of the anti-cancer effects of our technology, we have conducted successful pre-clinical studies on PRP and also commenced preparation for a clinical study in advanced cancer patients. Subject to us receiving sufficient financing, we plan to begin our Investigational Medicinal Product Dossier, study proposal and Investigator’s Brochure in 2024. Our plan is to then commence our study preparation process with the contract research organization (“CRO”), analytical lab and trial site(s) selection and to begin our clinical trial application for PRP (“CTA”) compilation in the first calendar quarter of 2025 and complete the CTA compilation and submit the CTA in the first half of the 2025 calendar year. In the second calendar quarter of 2025, we plan to begin the preparation of logistics and trial site initiation visits. Subject to raising additional sufficient capital, we subsequently plan to commence a First-In-Human (“FIH”), Phase Ib study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP in the second half of the 2025 calendar year, which study we hope to complete within twelve months thereafter. We intend to develop our PRP to treat early-stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

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

In Australia, we receive an up to 43.5% “cash-back” benefit in the form of a refund of our qualified research and, development costs and expenses. We received a refund of $196,937 AUD ($129,132) and $192,872 AUD ($129,841) for the years ended June 30, 2024 and 2023, respectively. We are continuing to evaluate all options to conduct our planned clinical trials in the most cost-efficient manner, while striving to minimize dilution to our stockholders.

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

Anticipated timeline

In second calendar quarter of 2025, we anticipate the submission of the CTA for PRP. We anticipate receiving approval of the CTA in the second half of the 2025 calendar year. Following the CTA, we plan to commence our study preparation process, including CRO Selection and Contracts, Analytical Lab Selection Contracts and Trial Sites Selection and Contracts. In connection with the CTA, this product will be part of our Investigation Medicinal Product Dossier, study protocol and Investigator’s Brochure. In the second half of the 2025 calendar year, we hope to complete the study preparation process together with the Preparation of Logistics and Trial Sites Initiation Visits and complete our CTA review. Commencing in the second half of the 2025 calendar year, we intend to initiate a Phase Ib study in advanced cancer patients with solid tumors and we anticipate costs to be approximately $6.5 million. We will need to raise additional financing to fund our planned Phase I, II and III clinical trials and for working capital.

Research Activity	Timeline
CTA	November 2024 – April 2025
Investigational Medicinal Product Dossier
Phase Ib Clinical Study Protocol
Investigator’s Brochure
CTA Compilation	March 2025 – June 2025
CTA Submission	June 2025
CTA Approval	July 2025
CTA Review	July 2025 – August 2025
Contract Research Organization and Contracts	February 2024 – June 2025
Analytical Laboratory Selection and Contracts
Trial Site Selection and Contracts
Preparation of Logistics	June 2025 – September 2025
Trial Site Initiation Visits
First Patient/First Visit	October 2025

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

A second collaborative research project commenced on July 27, 2022, with the universities of Jaén and Granada investigating the effect of pancreatic proenzymes against the tumor microenvironment and premetastatic niche. The specific tasks developed under this collaboration focuses on the effects of PRP on cancer associated fibroblasts within the tumor microenvironment. Consistent with existing rights, Propanc will own any intellectual property developed. The personnel of the investigation team of the universities of Jaén and Granada whose work has contributed to the creation of knowledge that give rise to industrial property rights should be listed as inventors. Further, Professor Macarena Perán from the University of Jaén and Professor Marchal from the University of Granada will receive one percent of the net revenue to us from sales of any products sold by us, or on our behalf, which fall within the scope of protection of such industrial property rights. The commencement date for the experiments was September 1, 2022, and the estimated length of time for completion was 24 months.

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

As of September 25, 2024, we have 84 granted, allowed, or accepted patents and 6 patent applications filed, or under examination in key global jurisdictions, relating to the use of proenzymes against solid tumors, covering PRP.

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

Employees

As of September 25, 2024, we have one full-time and one part-time employee. In addition to our employees, we engage key consultants and utilize the services of independent contractors to perform various services on our behalf. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business. Over time, we may be required to hire additional employees or engage independent contractors to execute various projects that are necessary to grow and develop our business. These decisions will be made by our officers and directors, if and when appropriate.

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

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company’s parent U.S. entity is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure in the June 30, 2024 and 2023 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted under the ticker symbol “PPCB” on the OTC Pink.

On September 25, 2024, the last reported sales price per share of our Common Stock on the OTC Pink was $0.0003.

Security Holders

As of September 25, 2024 we had 81 record holders of our Common Stock.

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

Recent Sales of Unregistered Securities

Issuance of Shares of Common Stock upon Conversion

From April 1, 2024 through June 30, 2024, the Company issued an aggregate of 353,327,677 shares of its common stock at an average contractual conversion price of $0.001 as a result of the conversion of principal of $180,240, interest of $9,608 and conversion fees $1,597 underlying certain outstanding convertible notes converted during such period.

Other

On April 12, 2024, the Company entered into a securities purchase agreement with an investor pursuant to which the investor purchased a convertible promissory note from the Company in the aggregate principal amount of $27,500, such principal and the interest thereon convertible into shares of Common Stock at the option of the investor at any time.

On June 20, 2024, the Company entered into a securities purchase agreement with an investor pursuant to which the investor purchased a convertible promissory note from the Company in the aggregate principal amount of $33,750, such principal and the interest thereon convertible into shares of Common Stock at the option of the investor at any time.

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information included under “Business,” “Selected Consolidated Financial Data” and our consolidated financial statements and the accompanying notes included elsewhere in this prospectus. The discussion and analysis below are based on comparisons between our historical financial data for different periods and include certain forward-looking statements about our business, operations, and financial performance. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors described in “Risk Factors.” Our actual results may differ materially from those expressed in, or implied by, those forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether as a result of new information, future events or otherwise, except to the extent required by the federal securities laws.

Certain information contained in this discussion and elsewhere in this prospectus may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934, as amended, and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission (the “SEC”). We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this prospectus or which are otherwise made by or on our behalf. For this purpose, any statements contained in this prospectus that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “explore,” “consider,” “anticipate,” “intend,” “could,” “estimate,” “plan,” or “propose” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital necessary to sustain our anticipated operations and implement our business plan;
●	Our ability to implement our business plan;
●	Our ability to generate sufficient cash to survive;
●	The degree and nature of our competition;
●	The lack of diversification of our business plan;
●	The general volatility of the capital markets and the establishment of a market for our shares; and
●	Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police, and military activities overseas and other disruptive worldwide political and economic events and environmental weather conditions.

We are also subject to other risks detailed from time to time in our other filings with the SEC and elsewhere in this prospectus. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

We are also subject to other risks detailed from time to time in our other filings with SEC and elsewhere in this prospectus. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

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

Recent Developments

On August 7, 2024, we received written consent in lieu of a meeting by the holders of a majority of the voting power of our outstanding capital stock as of August 7, 2024 and our Board of Directors approving such actions as are necessary for us to proceed to, and accordingly intends to, effectuate and execute a reverse stock split of our issued and outstanding shares of common stock at a ratio somewhere between one post-split share per ten thousand pre-split shares (1:10,000) and one post-split share per one hundred thousand pre-split shares (1:100,000) (the “Reverse Stock Split”). Proportional adjustments for the Reverse Stock Split will be made to our outstanding stock options, warrants and equity incentive plans. We are awaiting the approval of Financial Industry Regulatory Authority (“FINRA”) for the market effectiveness of the Reverse Stock Split.

Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

Fiscal Year Ended June 30, 2024, as compared to the Fiscal Year Ended June 30, 2023

Revenue

For the years ended June 30, 2024 and 2023, we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense decreased to $1,253,797 for the year ended June 30, 2024 as compared to $1,499,885 for the year ended June 30, 2023. This decrease of approximately $246,000 is primarily attributable to a decrease of approximately $156,000 in general consulting, legal and investor relation fees and decrease in stock-based expenses of approximately $136,000, decrease of approximately $40,000 in employee remuneration expense and decrease in accounting fees of approximately $11,000 offset by increase in marketing expenses of approximately $91,000 and increase in other general and administrative expenses of approximately $5,000.

Occupancy Expense

Occupancy expenses increased to $34,150 for the year ended June 30, 2024 as compared to $28,841 for the year ended June 30, 2023. This increase of approximately $5,000 is primarily attributable to exchange rate movements over the period when compared to the same period in 2023.

Research and Development Expenses

Research and development expenses were increased to $248,102 for the year ended June 30, 2024 as compared to $247,919 for the year ended June 30, 2023, an increase in research and development expenses of approximately $180.

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

Interest Expense

Interest expense increased to $665,841 for the year ended June 30, 2024, as compared to $532,821 for the year ended June 30, 2023. Interest expense is primarily comprised of approximately $574,000 of debt discount amortization and accretion of put premium and $79,000 of interest expense from accrual of interest expense and other financing fees for the year ended June 30, 2024. This increase in interest expense of approximately $133,000 is primarily attributable to the increase in amortization of debt discount of approximately $91,000 and increase of approximately $47,000 in accretion of put.

Derivative Expense

Derivative expense were increased to $141,012 for the year ended June 30, 2024 as compared to $0 for the year ended June 30, 2023. This increase is primarily attributable to the issuance of convertible notes in August 2023, October 2023 and April 2024 to GS Capital which initial value was bifurcated from the embedded conversion option and was recorded as derivative expense.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities were increased to a gain of $316,537 for the year ended June 30, 2024 as compared to a loss of $(530,330) for the year ended June 30, 2023. This increase in gain of approximately $847,000 is primarily attributable to the decrease in fair value of the principal amount of convertible notes with bifurcated embedded conversion option derivatives as a result of the decrease in stock prices during the year ended June 30, 2024.

Gain from Settlement of accounts payable

Gain from settlement of accounts payable was $0 for the year ended June 30, 2024 as compared to $17,499 for the year ended June 30, 2023. On August 16, 2022, the Company and a third-party investor relations consultant agreed to settle an outstanding payable of $23,050 in exchange for 2,305,000 warrants to purchase the Company’s common stock at $0.01 per share with an expiry date of August 16, 2025 and fair market value of $5,551. Accordingly, the Company recognized gain from settlement of accounts payable of $17,499 during the year ended June 30, 2023.

Gain on Extinguishment of Debt, net

During the year ended June 30, 2024, convertible notes with principal aggregate amount of convertible notes of $130,800, accrued interest of $8,700 and conversion fees of $3,832 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $352,565, resulting in a loss on extinguishment at the time of conversion of $209,233 and $263,798 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net gain of $54,565 which is included in gain on extinguishment of debt in the accompanying consolidated statements of operations.

During the year ended June 30, 2023, the principal aggregate amount of convertible notes of $168,200, accrued interest of $16,632 and conversion fees of $1,838 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $556,272, resulting in a loss on extinguishment at the time of conversion of $369,602 and $352,051 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net loss of $17,551 which is included in gain on extinguishment of debt in the accompanying consolidated statements of operations. Additionally, during the year ended June 30, 2023, the Company recognized the remaining put premium of $43,520 related to a convertible note into gain on extinguishment of debt. The holder of such convertible note agreed to surrender all conversion rights in its currently held convertible notes due to violation of Section 15(a)(1) of the Exchange Act, which resulted in a net gain on extinguishment of debt of $25,969 for the year ended June 30, 2023.

Foreign Currency Transaction Gain

Foreign currency transaction gain increased to a gain of $22,080 for the year ended June 30, 2024 as compared to a gain of $5,885 for the year ended June 30, 2023. This increase of approximately $16,000 is partially attributable to the increase in exchange rates during the year ended June 30, 2024.

Net loss

Net loss decreased to $1,820,528 for the year ended June 30, 2024 as compared to a net loss of $2,660,566 for the year ended June 30, 2023. The change relates to the factors discussed above.

Deemed dividend

The Company recognized the value of the effect of a down round feature related to our Series A warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $192,960 and $466,273 during the year ended June 30, 2024 and 2023, respectively, with a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants during the years ended June 30, 2024 and 2023, respectively.

Net loss available to common stockholders

Net loss available to common stockholders decreased to $2,013,488 for the year ended June 30, 2024 as compared to a net loss available to common stockholders of $3,126,839 for the year ended June 30, 2023. This decrease of approximately $1,067,000 is primarily attributable to the change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2024, we had total assets of $72,365, comprised primarily of cash of $21,085, GST tax receivable of $2,950, prepaid expenses and other current assets of $1,406, deferred offering cost of $27,117, security deposit of $2,008, and operating lease ROU asset, net of $17,799. As compared to June 30, 2023, we had total assets of $60,328, comprised primarily of cash of $10,047, GST tax receivable of $2,867, prepaid expenses and other current assets of $6,125, property and equipment, net, of $302, operating lease ROU asset, net of $38,988, and security deposit of $1,999.

We had current liabilities of $3,792,782, primarily comprised of net convertible debt of $399,325, accounts payable and accrued expenses of $2,100,137, employee benefit liability of $639,371, loans payable of $145,091, loans payable – related party of $71,629, note payable, net of $204,694 and embedded conversion option liabilities of $133,886 as of June 30, 2024. As compared to June 30, 2023, we had current liabilities of $3,158,229, primarily comprised of net convertible debt of $390,539, loans payable of $65,280, accounts payable and accrued expenses of $1,546,425, employee benefit liability of $587,618, and embedded conversion option liabilities of $423,209.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the year ended June 30, 2024 we received proceeds from issuance of note of $190,000, proceeds from issuance of convertible notes of $567,050, proceeds from sale of common stock of $23,057, and total proceeds from issuance of loans payable including from a related party of $304,696.

We have substantial capital resource requirements and have incurred significant losses since inception. As of June 30, 2024, we had $21,085 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the years ended June 30,
	2024	2023
Net cash used in operating activities	$(935,118)	$(1,105,251)
Net cash provided by financing activities	$941,894	$1,113,719
Effect of exchange rate changes on cash	$4,262	$(2,488)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $935,118, for the year ended June 30, 2024, due to our net loss of $1,820,528 offset primarily by non-cash charges of amortization of debt discount of $294,005, non-cash interest expense of $3,832, accretion of put premium of $279,711, derivative expense of $141,012, addback change in fair value of derivatives of $316,537, foreign currency transaction gain of $22,080, and gain from extinguishment of debt of $54,565. Net changes in operating assets and liabilities totaled $538,376, which is primarily attributable to increase accrued interest of $78,733, increase in accounts payable of $242,408, and increase in accrued expenses and other payables of $209,962.

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

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended June 30, 2024 were $941,894 as compared to $1,113,719 for the year ended June 30, 2023. During the year ended June 30, 2024 we received net proceeds from issuance of convertible notes of $567,050, proceeds from issuance of note of $190,000, total proceeds from issuance of loans including from a related party of $304,696, proceeds from the sale of shares of our common stock of $23,057 offset by repayment of convertible note of $142,909.

Net cash provided by financing activities for the year ended June 30, 2023 was $1,113,719. During the year ended June 30, 2023 we received proceeds from the exercise of warrants of $475,000, proceeds from sale of common stock of $24,711, collections of subscription receivables of $23,758 and proceeds from issuance of convertible notes of $590,250.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $4,262 positive adjustment to cash flows in the year ended June 30, 2024 as compared to a $2,488 negative adjustment to cash flows in the year ended June 30, 2023. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Going Concern Qualification

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the fiscal year ended June 30, 2024, the Company had no revenues, had a net loss of $1,820,528 and had net cash used in operations of $935,118. Additionally, as of June 30, 2024, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $3,767,341, $3,779,059, and $66,698,220, respectively.

Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2024 and 2023. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

The following consolidated financial statements of Propanc Biopharma, Inc. are included in this Annual Report on Form 10-K:

PROPANC BIOPHARMA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and the Board of Directors of:

Propanc Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Propanc Biopharma, Inc. and Subsidiary (the “Company”) as of June 30, 2024 and 2023, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended June 30, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2024 and 2023 and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss of $1,820,528 and net cash used in operating activities of $935,118 for the fiscal year ended June 30, 2024. The Company has a working capital deficit, stockholder’s deficit, and accumulated deficit of $3,767,341, $3,779,059, and $66,698,220, respectively, at June 30, 2024. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

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

Derivative Liabilities

As noted in Footnote 1 “Derivative Instruments” and as described in Footnote 12 “Derivative Financial Instruments and Fair Value Measurements” to the consolidated financial statements, the Company bifurcated embedded conversion features included in convertible debt instruments issued by the Company during the fiscal year that resulted primarily in an initial derivative expense and a gain from the change in fair value of these new and previously recorded derivatives of $141,012 and $316,537, respectively, in fiscal 2024, and derivative liabilities of $133,886 at June 30, 2024.

We identified the evaluation of instruments and contracts to determine whether there are embedded derivatives requiring bifurcation from its debt host, the analysis of the accounting treatment and presentation for derivative transactions and the valuation of derivatives as critical audit matters. Auditing management’s analysis of the above critical audit matters was complex and involved a high degree of subjectivity.

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
September 30, 2024

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2024	June 30, 2023

ASSETS

CURRENT ASSETS:
Cash	$21,085	$10,047
GST tax receivable	2,950	2,867
Prepaid expenses and other current assets	1,406	6,125

TOTAL CURRENT ASSETS	25,441	19,039

Deferred offering costs	27,117	-
Security deposit - related party	2,008	1,999
Operating lease right-of-use assets, net - related party	17,799	38,988
Property and equipment, net	-	302

TOTAL ASSETS	$72,365	$60,328

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,213,335	$966,718
Accrued expenses and other payables	792,190	579,707
Accrued interest	94,612	44,709
Loans payable	145,091	65,280
Loans payable - related party	71,629	-
Note payable, net of discount	204,694	-
Convertible notes, net of discounts and including put premiums	399,325	390,539
Operating lease liability - related party, current portion	19,362	21,505
Embedded conversion option liabilities	133,886	423,209
Due to former director - related party	29,759	29,630
Loan from former director - related party	49,528	49,314
Employee benefit liability	639,371	587,618

TOTAL CURRENT LIABILITIES	3,792,782	3,158,229

NON-CURRENT LIABILITIES:
Loan payable - long-term - related party, net of discount	58,642	-
Operating lease liability - long-term portion - related party	-	19,278

TOTAL NON-CURRENT LIABILITIES	58,642	19,278

TOTAL LIABILITIES	$3,851,424	$3,177,507

Commitments and Contingencies (See Note 9)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of June 30, 2024 and 2023	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 478,802,488 and 6,031,250 shares issued and outstanding as of June 30, 2024 and 2023, respectively	478,802	6,031
Common stock issuable (0 and 1,621,653 shares as of June 30, 2024 and 2023, respectively)	-	1,621
Additional paid-in capital	61,217,255	60,311,502
Accumulated other comprehensive income	1,269,581	1,294,876
Accumulated deficit	(66,698,220)	(64,684,732)
Treasury stock ($0.001 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(3,779,059)	(3,117,179)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$72,365	$60,328

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended June 30,
	2024	2023

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	1,253,797	1,499,885
Occupancy expenses - related party	34,150	28,841
Research and development	248,102	247,919
TOTAL OPERATING EXPENSES	1,536,049	1,776,645

LOSS FROM OPERATIONS	(1,536,049)	(1,776,645)

OTHER INCOME (EXPENSE)
Interest expense	(665,841)	(532,821)
Interest income	60	36
Derivative expense	(141,012)	-
Change in fair value of derivative liabilities	316,537	(530,330)
Gain from settlement of accounts payable	-	17,499
Gain on extinguishment of debt, net	54,565	25,969
Foreign currency transaction gain	22,080	5,885
TOTAL OTHER EXPENSE, NET	(413,611)	(1,013,762)

LOSS BEFORE TAXES	(1,949,660)	(2,790,407)

Tax benefit	129,132	129,841

NET LOSS	$(1,820,528)	$(2,660,566)

Deemed Dividend	(192,960)	(466,273)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,013,488)	$(3,126,839)

BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS	$(0.02)	$(1.80)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	85,045,339	1,738,802

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,013,488)	$(3,126,839)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	(25,295)	60,327

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(25,295)	60,327

TOTAL COMPREHENSIVE LOSS	$(2,038,783)	$(3,066,512)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE YEARS ENDED JUNE 30, 2024 AND 2023

	Preferred Stock						Common Stock					Accumulated
	Series A		Series B		Common Stock		Issuable		Additional			Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2022	500,000	$5,000	1	$-	220,351	$220	19,598	$20	$57,364,690	$(23,758)	$(61,557,893)	$1,234,549	$(46,477)	$(3,023,649)

Issuance of common stock for cash	-	-	-	-	14,337	14	-	-	24,697	23,758	-	-	-	48,469

Retirement of Series A Preferred Stock	(500,000)	(5,000)	-	-	-	-	-	-	5,000	-	-	-	-	-

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	5,061,180	5,061	807,230	807	1,381,855	-	-	-	-	1,387,723

Issuance of common stock for services	-	-	-	-	79,412	79	608,423	608	138,260	-	-	-	-	138,947

Issuance of common stock for exercise of Series B warrants	-	-	-	-	12	-	-	-	475,000	-	-	-	-	475,000

Issuance of common stock for alternate cashless exercise of Series A warrants	-	-	-	-	559,999	560	206,000	206	(766)	-	-	-	-	-

Issuance of common stock in connection with a note payable	-	-	-	-	75,000	75	-	-	37,425	-	-	-	-	37,500

Issuance of common stock for issuable shares	-	-	-	-	19,598	20	(19,598)	(20)	-	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	411,111	-	-	-	-	411,111

Warrant grant for settlement of accounts payable	-	-	-	-	-	-	-	-	5,551	-	-	-	-	5,551

Stock based compensation in connection with stock warrant grant	-	-	-	-	-	-	-	-	2,408	-	-	-	-	2,408

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	60,327	-	60,327

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	466,273	-	(466,273)	-	-	-

Fractional shares due to reverse split	-	-	-	-	1,361	2	-	-	(2)	-	-	-	-	-

Net loss for the fiscal year ended June 30, 2023	-	-	-	-	-	-	-	-	-	-	(2,660,566)	-	-	(2,660,566)

Balance at June 30, 2023	-	-	1	-	6,031,250	6,031	1,621,653	1,621	60,311,502	-	(64,684,732)	1,294,876	(46,477)	(3,117,179)

Issuance of common stock for conversion of convertible debt and accrued interest	-	-	-	-	445,963,937	445,964	-	-	327,584	-	-	-	-	773,548

Issuance of common stock for cash	-	-	-	-	18,913,648	18,914	-	-	4,143	-	-	-	-	23,057

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	6,272,000	6,272	-	-	(6,272)	-	-	-	-	-

Issuance of common stock for issuable shares	-	-	-	-	1,621,653	1,621	(1,621,653)	(1,621)	-	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	246,254	-	-	-	-	246,254

Relative fair value of warrant granted in connection with a loan payable - related party	-	-	-	-	-	-	-	-	141,084	-	-	-	-	141,084

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	192,960	-	(192,960)	-	-	-

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(25,295)	-	(25,295)

Net loss for the fiscal year ended June 30, 2024	-	-	-	-	-	-	-	-	-	-	(1,820,528)	-	-	(1,820,528)

Balance at June 30, 2024	-	$-	1	$-	478,802,488	$478,802	-	$-	$61,217,255	$-	$(66,698,220)	$1,269,581	$(46,477)	$(3,779,059)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,820,528)	$(2,660,566)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance and amortization of common stock for services	-	138,948
Stock option, stock warrants and restricted stock expense	-	2,408
Foreign currency transaction gain	(22,080)	(5,885)
Depreciation expense	297	1,665
Allowance on refundable advance deposit	120,958	-
Amortization of debt discounts	294,005	202,952
Amortization of right-of-use assets	21,359	21,266
Change in fair value of derivative liabilities	(316,537)	530,330
Derivative expense	141,012	-
Gain on extinguishment of debt, net	(54,565)	(25,969)
Gain from settlement of accounts payable	-	(17,499)
Non-cash interest expense	3,832	1,838
Accretion of put premium	279,711	232,674
Changes in Assets and Liabilities:
GST receivable	(71)	(610)
Prepaid expenses and other assets	4,746	2,182
Refundable advance deposit	(120,958)	-
Deferred offering costs	(25,000)	-
Accounts payable	242,408	80,975
Employee benefit liability	49,196	186,912
Accrued expenses and other payables	209,962	130,511
Accrued interest	78,733	92,474
Operating lease liability	(21,598)	(19,857)
NET CASH USED IN OPERATING ACTIVITIES	(935,118)	(1,105,251)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	567,050	590,250
Repayment of convertible note	(142,909)	-
Proceeds from the sale of common stock	23,057	24,711
Proceeds from note payable	190,000	-
Proceeds from loans payable	79,811	-
Proceeds from loans payable - related party	224,885	-
Collection of subscription receivable	-	23,758
Proceeds from the exercise of warrants	-	475,000
NET CASH PROVIDED BY FINANCING ACTIVITIES	941,894	1,113,719

Effect of exchange rate changes on cash	4,262	(2,488)

NET INCREASE IN CASH	11,038	5,980

CASH AT BEGINNING OF YEAR	10,047	4,067
CASH AT END OF YEAR	$21,085	$10,047

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$9,491	$2,883
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$246,254	$411,111
Conversion of convertible notes and accrued interest to common stock	$560,483	$1,016,285
Debt discounts related to derivative liability	$150,000	$93,668
Relative fair value of warrant granted in connection with a loan payable - related party	$141,084	$-
Warrant grant for settlement of accounts payable	$-	$37,500
Warrants issued for accrued services	$-	$5,551
Deemed dividend upon alternate cashless exercise of warrants	$192,960	$466,273

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

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

On July 22, 2016, the Company formed another wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of June 30, 2024, there has been no activity within this entity.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to reflect the Company’s stage of operations and development better.

In July 2020, a world-first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 84 granted, allowed, or accepted patents and 6 patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive wholly-owned subsidiary through June 30, 2024 and remains inactive.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying consolidated financial statements include the estimates of useful lives of long-lived assets, valuation of the collectability of a refundable advance deposit, present value of the operating lease liability and related right-of-use asset, valuation of derivatives, valuation of equity based instruments issued for other than cash, the valuation allowance on deferred tax assets and foreign currency translation due to certain average exchange rates applied in lieu of spot rates on transaction dates.

Foreign Currency Translation and Other Comprehensive Income (Loss)

The Company’s wholly-owned subsidiary’s functional currency is the Australian dollar (AUD). For financial reporting purposes, the Australian dollar has been translated into the Company’s reporting currency, which is the United States dollar ($) and/or (USD). Assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Revenues and expenses are translated at the average rate of exchange prevailing during the reporting period. Equity transactions are translated at each historical transaction date spot rate. Translation adjustments arising from the use of different exchange rates from period to period are included as a component of stockholders’ equity (deficit) as “Accumulated other comprehensive income (loss).” Gains and losses resulting from foreign currency translations are included in the statements of operations and comprehensive income (loss) as a component of other comprehensive income (loss). There have been no significant fluctuations in the exchange rate for the conversion of Australian dollars to USD after the balance sheet date.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

Other Comprehensive Income (Loss) for all periods presented includes only foreign currency translation gains (losses).

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that the intercompany loans will not be repaid in the foreseeable future and thus, per Accounting Standards Codification (“ASC”) 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). As of June 30, 2024 and 2023, the Company recognized a cumulative exchange gain of approximately $90,000 and $648,000, respectively, on intercompany loans made by the parent to the subsidiary that have not been repaid as of June 30, 2024, which is included as a component of accumulated other comprehensive income on the accompanying consolidated balance sheets.

As of June 30, 2024 and 2023, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2024	June 30, 2023
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.6693	0.6664

Average exchange rate for the period
USD : AUD exchange rate	0.6557	0.6732

Change in Accumulated Other Comprehensive Income (Loss) by component during the years ended June 30, 2024 and 2023 were as follows:

Foreign Currency Items:
Beginning balance, June 30, 2022	$1,234,549
Foreign currency translation gain	60,327
Balance, June 30, 2023	1,294,876
Foreign currency translation loss	(25,295)
Ending balance, June 30, 2024	$1,269,581

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

June 30, 2024 and 2023

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

Also see Note 12 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts, as applicable, are reflected as a current liability on the balance sheets. There were no cash equivalents as of June 30, 2024 and 2023.

Refundable Advance Deposit

In August 2023, the Company paid a refundable advance deposit of $120,958 which consisted primarily of a deposit paid to a potential lender to be used as payment for a loan insurance premium related to a future loan transaction with the Company. In the event, the future loan transaction does not close, the potential lender shall return the refundable advance deposit. During the year ended June 30, 2024, the Company recorded an allowance for the recoverability of this refundable advance deposit of $120,958.

Deferred Offering Costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized and consist principally of professional, underwriting and other expenses incurred through the balance sheet date that are directly related to the Company’s proposed public offering. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of June 30, 2024 and 2023 the Company had recorded $27,117 and $0 in deferred offering costs, respectively.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through June 30, 2024 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

June 30, 2024 and 2023

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

As of June 30, 2024 and 2023, the Company was owed $2,950 and $2,867, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the years ended June 30, 2024 and 2023 were $248,102 and $247,919, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

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

During each of the fiscal years ended June 30, 2024 and 2023, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $129,132 and $129,841, respectively, which is reflected as a tax benefit in the accompanying consolidated statements of operations and comprehensive income (loss).

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

Basic and Diluted Net Loss Per Common Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding for the period and, if dilutive, potential common shares outstanding during the period. Potentially dilutive securities consist of the incremental common shares issuable upon exercise of common stock equivalents such as stock options, warrants and convertible debt instruments. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As a result, the basic and diluted per share amounts for all periods presented are identical. Each holder of the convertible notes has agreed to a 4.99% beneficial ownership conversion limitation (subject to certain noteholders’ ability to increase such limitation to 9.99% upon 60 days’ notice to the Company), and each note may not be converted during the first six-month period from the date of issuance. The Company’s CEO holds Series B Preferred Stock that, when combined, confers upon him a majority vote, including regarding authorization of additional common shares and/or the authorization of a reverse split the stock as considered necessary. Such securities are considered dilutive securities which were excluded from the computation since the effect is anti-dilutive.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

	June 30, 2024	June 30, 2023

Stock Options	0.06	0.06
Warrants with no designations	15,003,396	90
Series A Warrants as if converted at alternate cashless exercise prices	1,990,353,990	1,996,625,990
Series B Warrants	16	16
Series C Warrants as if converted at alternate cashless exercise prices *	9,175,999,954	9,473,999,953
Unvested restricted stock units	0.06	0.06
Convertible Debt	393,727,811	5,991,195
Total	11,575,085,167.12	11,476,617,244.12

*	Only convertible ratably upon exercise of Series B Warrants

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the fiscal year ended June 30, 2024, the Company had no revenues, had a net loss of $1,820,528 and had net cash used in operations of $935,118. Additionally, as of June 30, 2024, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $3,767,341, $3,779,059, and $66,698,220, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this filing.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30:

	2024	2023

Office equipment at cost	$25,543	$25,432
Less: Accumulated depreciation	(25,543)	(25,130)

Total property, plant, and equipment	$-	$302

Depreciation expense for the years ended June 30, 2024 and 2023 was $297 and $1,665, respectively.

NOTE 4 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to former director – related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company, such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amounts owed to the former director at June 30, 2024 and 2023 were $29,759 and $29,630, respectively. The Company plans to repay the advances as its cash resources allow (see Note 10).

NOTE 5 – LOANS

Loan from Former Director - Related Party

Loan from the Company’s former director at June 30, 2024 and 2023 was $49,528 and $49,314, respectively. The loan bears no interest and is payable on demand. The Company did not repay any amount on this loan during the years ended June 30, 2024 and 2023, respectively, (see Note 10).

Loans payable - Related Party

Between November 2023 and May 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $71,629. The loans bear no interest and are payable on demand. The loans payable amounted to $71,629 and $0 as of June 30, 2024 and 2023, respectively.

Loan payable -long-term- Related Party

On July 5, 2023, the Company and an institutional investor affiliated with one of our directors, Josef Zelinger, entered into a letter agreement, pursuant to which such investor loaned the Company an aggregate of $230,000 AUD ($153,256 USD). Pursuant to such agreement, the term of such loan is three (3) years, ending on July 5, 2026, with an interest rate of 10% to be paid monthly in arrears. In connection with such loan, the Company issued 15,000,000 warrants to purchase common stock to such investor immediately exercisable at an initial exercise price of $0.01 per share (subject to certain adjustments such as stock dividend, stock splits, subsequent right offering and pro-rata distribution) with an expiry date of July 5, 2026. The Company accounted for the 15,000,000 warrants issued with this loan payable as debt discount by using the relative fair value method. The total debt discount which is equivalent to the relative fair value of the warrants of $141,084 was based on a fair value determination using a Black-Scholes model with the following assumptions: stock price at valuation date of $0.119 based on the closing price of common stock at date of grant, exercise price of $0.01, dividend yield of zero, expected term of 3.00, a risk-free rate of 4.59%, and expected volatility of 268%. The debt discount shall be amortized over the term of this loan.

A portion of the proceeds of such loan were used to repay an outstanding balance of approximately $143,000 due on a convertible note (Coventry Note) held by a third-party investor and which had been in default (see Note 6).

Accrued interest from this loan amounted to $15,158 as of June 30, 2024. Amortization of debt discount from this loan for the year ended June 30, 2024 was $46,470. The total principal outstanding under this loan was $153,256 and remaining unamortized debt discount of $94,614 as of June 30, 2024 as reflected in the accompanying consolidated balance sheet as loan payable – long-term – related party, net of discount of $58,642.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

Loans Payable

Crown Bridge Securities Purchase Agreement

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC (“Crown Bridge”), pursuant to which Crown Bridge purchased a convertible promissory note from the Company (the “Crown Bridge Note”), which had a remaining principal balance of $65,280 as of June 30, 2024 (see Note 6). The maturity date of the Crown Bridge Note was October 3, 2020 and is currently past due. The Crown Bridge Note bore interest at a default interest rate of 15% per annum. In August 2022, the SEC filed a complaint against Crown Bridge due to its violation of Section 15(a)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Crown Bridge agreed to surrender all conversion rights in its currently held convertible notes, including the Crown Bridge Note. Consequently, during fiscal year 2023, the Company reclassified the remaining principal balance of $65,280 from a convertible note into a loan payable which is the principal balance at June 30, 2024 and 2023. Additionally, the Company recorded the remaining put premium of $43,520 into gain on extinguishment of debt during fiscal year 2023. The total accrued interest from this loan amounted to $45,541 and $35,722 as of June 30, 2024 and 2023, respectively.

Loans Payable - others

In June 2024, the Company entered into loan agreements with two investors who loaned the Company an aggregate of $120,000 AUD ($79,811 USD). The maturity dates of these loans are both in June 2025. These loans bear interest at a rate of 12% per annum. The total balance of these loans amounted to $79,811 and accrued interest of $665 as of June 30, 2024.

The aggregate principal outstanding on the above loans was $145,091 and $65,280 as of June 30, 2024 and 2023, respectively.

Loan in default

The Crown Bridge Note is currently past due and in default, consisting of $65,280 principal and $45,541 accrued interest, which includes interest accruing at the default interest rate at 15%.

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

Accrued interest from this note amounted to $15,536 as of June 30, 2024. Amortization of debt discount from the promissory note for the year ended June 30, 2024 was $12,000. The total principal outstanding under this note was $132,000 and remaining debt discount of $0 as of June 30, 2024 as reflected in the accompanying consolidated balance sheet as note payable of $132,000.

1800 Diagonal Lending Promissory Notes

On May 24, 2024, the Company entered into a 15% promissory note in the amount of $49,200 less original issue discount of $8,200 and legal and financing costs of $6,000 for net proceeds of $35,000 with 1800 Diagonal Lending, LLC. The principal and accrued interest is payable on or before March 30, 2025. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid on November 30, 2024 in the amount of $28,290 and 4 payments each in the amount of $7,072.50 (a total payback to the Holder of $56,580). The first payment of $7,072.50 shall be due on December 30, 2024 with 3 subsequent payments each month thereafter. The Company shall have a five (5) day grace period with respect to each payment.

On June 10, 2024, the Company entered into a 15% promissory note in the amount of $49,200 less original issue discount of $8,200 and legal and financing costs of $6,000 for net proceeds of $35,000 with 1800 Diagonal Lending, LLC. The principal and accrued interest is payable on or before April 15, 2025. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid on December 15, 2024 in the amount of $28,290 and 4 payments each in the amount of $7,072.50 (a total payback to the Holder of $56,580). The first payment of $7,072.50 shall be due on January 15, 2025 with 3 subsequent payments each month thereafter. The Company shall have a five (5) day grace period with respect to each payment.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

The Company has right to accelerate payments or prepay in full at any time with no prepayment penalty. At any time following an event of default, the noteholder shall have the right, to convert all or any part of the outstanding and unpaid amount of these notes into shares of common stock. The conversion price of the above notes shall mean 65% multiplied by the lowest trading price for the common stock during the 10 trading days prior to the conversion date (representing a discount rate of 35%) subject to a 4.99% beneficial ownership limitations. Upon the occurrence of any event of defaults, these notes shall be immediately due and payable in an amount equal to 150% default percentage multiplied by the sum of the outstanding principal balances plus accrued interest and default interest.

The total balance of these 1800 Diagonal Lending promissory notes amounted to $98,400 and accrued interest of $1,193 as of June 30, 2024.

The total balance of the above three promissory notes, net of unamortized discount of $25,706 was $204,694 at June 30, 2024.

Convertible Notes

The Company’s convertible notes outstanding at June 30, 2024 and 2023 were as follows:

	June 30, 2024	June 30, 2023
Convertible notes and debenture	$313,550	$338,362
Unamortized discounts	(38,854)	(38,994)
Premium, net	124,629	91,171
Convertible notes, net	$399,325	$390,539

Crown Bridge Securities Purchase Agreements

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge, pursuant to which Crown Bridge purchased the Crown Bridge Note from the Company in the aggregate principal amount of $108,000, such principal and the interest thereon were convertible into shares of common stock at the option of Crown Bridge any time after issuance of such note. Pursuant to the terms of such securities purchase agreement, Crown Bridge deducted $3,000 from the principal payment due under the Crown Bridge Note, at the time of closing, to be applied to its legal expenses, and there was a $5,000 original issuance discount resulting in $100,000 net proceeds to the Company. The Company used the net proceeds from the Crown Bridge Note for general working capital purposes. The maturity date of the Crown Bridge Note was October 3, 2020 and is currently past due. The Crown Bridge Note bore interest at a default interest rate of 15% per annum.

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

The conversion price of the Crown Bridge Note was equal to 60% (representing a 40% discount) of the lowest closing bid price of the common stock for the ten trading days immediately prior to the delivery of a notice of conversion under such note, including the day upon which such notice was received subject to 4.99% or 9.99% beneficial ownership limitations. The Crown Bridge Note was treated as stock settled debt under ASC 480 and accordingly the Company recorded a $72,000 put premium.

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

The total principal amount outstanding under the Crown Bridge Note was $65,280 and accrued interest was $7,232 as of June 30, 2020 following conversion of $42,720 of the principal balance during the year ended June 30, 2020. Accordingly, $28,480 of the put premium was released in respect of the October 3, 2019 Crown Bridge Note during the year ended June 30, 2020 following partial conversion of the principal balance.

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

The total principal amount outstanding under the Crown Bridge Note was $65,280 and accrued interest was $25,930 as of June 30, 2022.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

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

1800 Diagonal Lending (formerly known as Sixth Street Lending) Securities Purchase Agreements

June 30, 2022 Securities Purchase Agreement

On June 30, 2022, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC (“1800 Diagonal”), which closed on July 11, 2022, pursuant to which 1800 Diagonal purchased a convertible promissory note (the “July 11, 2022 1800 Diagonal Note”) from the Company in the aggregate principal amount of $105,000, such principal and the interest thereon were convertible into shares of common stock at the option of 1800 Diagonal any time after 180 days of the July 11, 2022 1800 Diagonal Note. The July 11, 2022 1800 Diagonal Note contained debt issue cost of $3,750. The Company used the net proceeds from the July 11, 2022 1800 Diagonal Note for general working capital purposes. The maturity date of the July 11, 2022 1800 Diagonal Note was June 30, 2023. The 1800 Diagonal Note bore interest at a rate of 8% per annum, which interest was payable in shares of common stock; but was not payable until the maturity date or upon acceleration or by prepayment of such note.

June 29, 2023 Securities Purchase Agreement

On June 29, 2023, the Company entered into a securities purchase agreement with 1800 Diagonal, which closed on July 6, 2023, pursuant to which 1800 Diagonal purchased a convertible promissory note (the “July 6, 2023 1800 Diagonal Note”) from the Company in the aggregate principal amount of $65,000, such principal and the interest thereon were convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after 180 days of the July 6, 2023 1800 Diagonal Note. The July 6, 2023 1800 Diagonal Note contained debt issue costs of $5,000. The Company used the net proceeds for general working capital purposes. The maturity date was June 29, 2024.

July 19, 2023 Securities Purchase Agreement

On July 19, 2023, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC pursuant to which 1800 Diagonal purchased a convertible promissory note (the “July 19, 2023 1800 Diagonal Note”) from the Company in the aggregate principal amount of $45,000, such principal and the interest thereon were convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after 180 days of the July 19, 2023 1800 Diagonal Note. The July 19, 2023 1800 Diagonal Note contained debt issue costs of $5,000. The Company used the net proceeds for general working capital purposes. The maturity date was July 19, 2024.

August 16, 2023 Securities Purchase Agreement

On August 16, 2023, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC pursuant to which 1800 Diagonal purchased a convertible promissory note (the “August 16, 2023 1800 Diagonal Note”) from the Company in the aggregate principal amount of $55,000, such principal and the interest thereon were convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after 180 days of the August 16, 2023 1800 Diagonal Note. The August 16, 2023 1800 Diagonal Note contained debt issue costs of $5,000. The Company used the net proceeds for general working capital purposes. The maturity date was August 16, 2024.

October 20, 2023 Securities Purchase Agreement

On October 20, 2023, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC pursuant to which 1800 Diagonal purchased a convertible promissory note (the “October 20, 2023 1800 Diagonal Note”) from the Company in the aggregate principal amount of $40,000, such principal and the interest thereon were convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after 180 days of the October 20, 2023 1800 Diagonal Note. The October 20, 2023 1800 Diagonal Note contained debt issue costs of $5,000. The Company used the net proceeds for general working capital purposes. The maturity date was October 20, 2024.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

November 29, 2023 Securities Purchase Agreement

On November 29, 2023, the Company entered into a securities purchase agreement with 1800 Diagonal Lending LLC pursuant to which 1800 Diagonal purchased a convertible promissory note (the “November 29, 2023 1800 Diagonal Note”) from the Company in the aggregate principal amount of $45,000, such principal and the interest thereon were convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after 180 days of the November 29, 2023 1800 Diagonal Note. The November 29, 2023 1800 Diagonal Note contained debt issue costs of $5,000. The Company used the net proceeds for general working capital purposes. The maturity date was September 15, 2024.

The following terms shall apply to all the above 1800 Diagonal notes:

The 1800 Diagonal Notes bore interest at a rate of 8% per annum, which interest may be paid by the Company to 1800 Diagonal in shares of the Company’s common stock; but shall not be payable until the 1800 Diagonal Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

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

The conversion price for the above notes was equal to a 35% discount of the market price which means the average of the lowest three trading prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Notwithstanding the foregoing, 1800 Diagonal shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by 1800 Diagonal and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. The Company treats these convertible notes as stock settled debt under ASC 480 and accordingly the Company recorded a total debt premium of $134,615 which was recorded during the year ended June 30, 2024.

The above notes contained certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions.

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

The total principal amount outstanding under the above 1800 Diagonal financing agreements was $0 as of June 30, 2024 following conversion of $250,000 of the principal balance and $9,863 accrued interest during the year ended June 30, 2024. Accordingly, $134,615 of the put premium was released to additional paid in capital in respect to the 1800 Diagonal financing agreements during the year ended June 30, 2024 following conversion of the principal balance.

ONE44 Capital Securities Purchase Agreements

August 15, 2022 Securities Purchase Agreement

On August 15, 2022, the Company entered into a securities purchase agreement with ONE44, pursuant to which ONE44 purchased a convertible redeemable note (the “August 15, 2022 ONE44 Note”) from the Company in the aggregate principal amount of $110,000, such principal and the interest thereon were convertible into shares of the common stock at the option of ONE44 any time after the six-month anniversary of the August 15, 2022 ONE44 Note. The transaction contemplated by such purchase agreement closed on August 16, 2022. The August 15, 2022 One44 Note contained an original issue discount amount of $10,000. Pursuant to the terms of such purchase agreement, the Company paid $5,500 for ONE44’s legal fees. The Company used the net proceeds from the August 15, 2022 ONE44 Note for general working capital purposes. The maturity date of the August 15, 2022 One44 Note was August 15, 2023. The August 15, 2022 ONE44 Note bore interest at a rate of 10% per annum, which was payable in shares of common stock, but was not payable until the maturity date or upon acceleration or by prepayment of such note.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

February 14, 2023 Securities Purchase Agreement

On February 14, 2023, the Company entered into a securities purchase agreement with ONE44, pursuant to which ONE44 purchased a convertible redeemable note (the “February 14, 2023 ONE44 Note”) from the Company in the aggregate principal amount of $111,111, such principal and the interest thereon were convertible into shares of the common stock at the option of ONE44 any time after the six-month anniversary of the February 14, 2023 ONE44 Note. The transaction contemplated by such purchase agreement closed on February 14, 2023. The February 14, 2023 One44 Note contained an original issue discount amount of $11,111. Pursuant to the terms of such purchase agreement, the Company paid $5,500 for ONE44’s legal fees. The Company used the net proceeds from the February 14, 2023 ONE44 Note for general working capital purposes. The maturity date of the February 14, 2023 One44 Note was February 14, 2024. The February 14, 2023 ONE44 Note bore interest at a rate of 10% per annum, which interest was payable in shares of common stock, but was not payable until the maturity date or upon acceleration or by prepayment of such note.

December 8, 2023 Securities Purchase Agreement

On December 8, 2023, the Company entered into a securities purchase agreement with ONE44, pursuant to which ONE44 purchased a convertible redeemable note (the “December 8, 2023 ONE44 Note”) from the Company in the aggregate principal amount of $150,000, such principal and the interest thereon are convertible into shares of the common stock at the option of ONE44 any time after the six-month anniversary of the December 8, 2023 ONE44 Note. The transaction contemplated by such purchase agreement closed on December 8, 2023. The December 8, 2023 One44 Note contains an original issue discount amount of $15,000. Pursuant to the terms of such purchase agreement, the Company paid $7,500 for ONE44’s legal fees. The Company used the net proceeds from the December 8, 2023 ONE44 Note for general working capital purposes. The maturity date of the December 8, 2023 One44 Note is December 8, 2024. The December 8, 2023 ONE44 Note bears interest at a rate of 10% per annum, which interest is payable in shares of common stock, but is not payable until the maturity date or upon acceleration or by prepayment of such note.

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

The conversion price for the above ONE44 notes ranges from 60% to 65% (representing a 35% to 40% discount) of the market price of the common stock, which is based on the lowest closing bid prices of the common stock between ten and fifteen trading days immediately prior to the delivery of a notice of conversion. Notwithstanding the foregoing, such notes are subject to 4.99% beneficial ownership limitations. All of the above ONE44 notes are treated as stock settled debt under ASC 480 and accordingly the Company recorded a total debt premium of $133,305 during the year ended June 30, 2023 and recorded a total debt premium of $100,000 was recorded during the year ended June 30, 2024.

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

The total principal amount outstanding under the above ONE44 notes was $118,111 and accrued interest was $4,726 as of June 30, 2023, following conversion of $338,700 of the principal balance and $24,255 accrued interest during the year ended June 30, 2023. Accordingly, $182,376 of the put premium was released to additional paid in capital in respect to the purchase agreements with ONE44 during the year ended June 30, 2023 following conversion of the principal balance.

The total principal amount outstanding under the above ONE44 financing agreements was $119,300 and accrued interest was $6,726 as of June 30, 2024 following conversion of $148,811 of the principal balance and $9,909 accrued interest during the year ended June 30, 2024. Accordingly, $98,311 of the put premium was released to additional paid in capital in respect to the ONE44 financing agreements during the year ended June 30, 2024 following conversion of the principal balance.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

GS Capital Partners Securities Purchase Agreements

August 12, 2022 Securities Purchase Agreement

On August 12, 2022, the Company entered into a securities purchase agreement (the “GS Capital Purchase Agreement”) with GS Capital Partners, LLC (“GS Capital”), pursuant to which GS Capital purchased a convertible redeemable note (the “GS Capital Note”) from the Company in the aggregate principal amount of $93,000, such principal and the interest thereon were convertible into shares of common stock at the option of GS Capital. The transaction contemplated by the GS Capital Purchase Agreement closed on August 16, 2022. The GS Capital Note contained a $5,000 original issue discount. Pursuant to the terms of the GS Purchase Agreement, the Company paid $3,000 for GS Capital’s legal fees. The Company used the net proceeds ($85,000) from the GS Capital Note for general working capital purposes.

The maturity date of the GS Capital Note was April 12, 2023, but was extended to August 12, 2023 in April 2023. The GS Capital Note bore interest at a rate of 8% per annum, which interest was payable in shares of common stock, but was not payable until the maturity date or upon acceleration or by prepayment of such note. The GS Capital Note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital by surrendering the same. GS Capital was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Capital Note then outstanding into shares of common stock at a price per share equal to $2.80 per share (the “Fixed Price”). However, in the event the common stock trades below $2 per share for more than five consecutive trading days, then the Fixed Price becomes $1.30 per share. In the event of default, such conversion price was equal to 65% of the lowest trading price of the common stock reported on the OTC Markets or other exchange for the ten prior trading days, including the day upon which a notice of conversion is received by the Company. The GS Capital Note was subject to a 4.99% beneficial ownership limitation. Such note was fully converted during fiscal year 2024.

September 21, 2022 Securities Purchase Agreement

On September 21, 2022, the Company entered into a securities purchase agreement with GS Capital, pursuant to which GS Capital purchased a convertible redeemable note from the Company in the aggregate principal amount of $71,500, such principal and the interest thereon were convertible into shares of common stock at the option of GS Capital. The transaction contemplated by such purchase agreement closed on September 26, 2022. Such note contains a $4,000 original issue discount. Pursuant to the terms of such purchase agreement, the Company paid $2,500 for GS Capital’s legal fees. The Company used the net proceeds ($65,000) from such note for general working capital purposes.

The maturity date of such note was March 21, 2023 but was extended to March 21, 2024 in April 2023. Such note bore interest at a rate of 8% per annum, which interest was payable in shares of common stock, but was not payable until the maturity date or upon acceleration or by prepayment of such note. Such note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. GS Capital was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Capital Note then outstanding into shares of common stock at a price per share equal to $2 (the “September Fixed Price”). However, in the event the common stock trades below $1.40 per share for more than five consecutive trading days, then the September Fixed Price becomes $0.90 per share. In the event of default under such note, such conversion price was equal to 65% of the lowest trading price of the common stock as reported on the OTC Markets or other exchange for the ten prior trading days, including the day upon which a notice of conversion is received by the Company. Such note was subject to 4.99% beneficial ownership limitations. Such note was fully converted during fiscal year 2024.

August 23, 2023 Securities Purchase Agreement

On August 23, 2023, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, pursuant to which GS Capital purchased a convertible redeemable note from the Company in the aggregate principal amount of $77,500, such principal and the interest thereon are convertible into shares of the Company’s common stock at the option of GS Capital. The GS Capital Note contains a $5,000 original issue discount. Pursuant to the terms of the GS Purchase Agreement, the Company paid GS Capital’s legal fees of $2,500. The Company used the net proceeds from the GS Capital Note for general working capital purposes.

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

October 12, 2023 Securities Purchase Agreement

On October 12, 2023, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, pursuant to which GS Capital purchased a convertible redeemable note from the Company in the aggregate principal amount of $61,000, such principal and the interest thereon are convertible into shares of the Company’s common stock at the option of GS Capital. The GS Capital Note contains a $3,500 original issue discount. Pursuant to the terms of the GS Purchase Agreement, the Company paid GS Capital’s legal fees of $2,500. The Company intends to use the net proceeds from the GS Capital Note for general working capital purposes.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

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

April 12, 2024 Securities Purchase Agreement

On April 12, 2024, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, pursuant to which GS Capital purchased a convertible redeemable note from the Company in the aggregate principal amount of $27,500, such principal and the interest thereon are convertible into shares of the Company’s common stock at the option of GS Capital. The GS Capital Note contains a $2,500 original issue discount. The Company intends to use the net proceeds from the GS Capital Note for general working capital purposes.

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

The following terms shall apply to all of the above GS Capital notes:

Pursuant to the above GS Capital notes, in the event that such conversion price is below the par value of the Common Stock, the Company has agreed to take all steps to reduce such par value or conduct a reverse split of its Common Stock, as applicable. Notwithstanding the foregoing, such conversion price and lookback periods are subject to adjustment in favor of the Investor in the event the Company issues securities to another party with more favorable conversion terms, and such conversions are subject to a 4.99% beneficial ownership limitation (which may be increased to 9.9% upon 60 days’ prior written notice from the holder of the Note) and adjustments for mergers, consolidations, reorganizations and similar events set forth in the Note, other than a transfer or sale of all or substantially all Company assets. Pursuant to the Note, the Company is required to maintain an initial reserve of at least 400% of the number of Conversion Shares, subject to any increase of such reserved amount to reflect the Company’s obligations under the Note.

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

June 30, 2024 and 2023

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

The total principal outstanding and accrued interest under the above GS Capital notes were $110,500 and $8,364, respectively, as of June 30, 2024, following conversion of $130,800 of the principal balance, $8,700 accrued interest (including $1,254 at default interest rate) and $3,832 conversion fees during the year ended June 30, 2024. The two GS Capital notes with total principal amount of $83,000 are currently in default and accrue at a default interest rate of 24% per annum. At June 30, 2024, an aggregate total of $110,500 of the above GS Capital notes were bifurcated with the embedded conversion option which are recorded as derivative liabilities at fair value as of June 30, 2024 (see Note 12).

Red Road Holdings Securities Purchase Agreement

On October 6, 2022, the Company entered into a securities purchase agreement (the “Red Road Purchase Agreement”) with Red Road Holdings Corporation, a Virginia corporation (“Red Road”), pursuant to which Red Road purchased a convertible promissory note (the “Red Road Note”) from the Company in the aggregate principal amount of $53,750, such principal and the interest thereon were convertible into shares of common stock at the option of Red Road. The transaction contemplated by the Red Road Purchase Agreement closed on October 12, 2022. The Company used the net proceeds ($50,000) from the Red Road Note for general working capital purposes. The maturity date of the Note was October 6, 2023. The Red Road Note bore interest at a rate of 8% per annum, which interest was payable in shares of common stock, but was not payable until the maturity date or upon acceleration or by prepayment of the Red Road Note, as described below. In addition, upon an event of default, interest on the outstanding principal accrued at a default interest rate of 22% per annum, or if such rate was usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. Red Road had the option to convert all or any amount of the principal face amount of the Red Road Note, beginning one hundred eighty (180) days following the date of the Red Road Note and ending on the later of: (i) the maturity date of such note and (ii) the date of payment of the Default Amount (as defined in the Red Road Note), each in respect of the remaining outstanding amount of the Red Road Note, to convert all or any part of the outstanding and unpaid amount of the Note into common stock at the then-applicable conversion price. Pursuant to the terms of the Red Road Purchase Agreement, the Company paid Red Road’s legal fees and due diligence expenses in the aggregate amount of $3,750 which was recorded as a debt discount.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

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

Coventry Enterprises, LLC Securities Purchase Agreement

On November 3, 2022, the Company entered into a Securities Purchase Agreement with Coventry Enterprises, LLC (“Coventry”), pursuant to which the Company issued Coventry a promissory note from the Company in the aggregate principal amount of $125,000, such principal and the interest thereon were convertible into shares of the Company’s common stock following an event of default (the “Coventry Note”). The Coventry Note contains a $25,000 original issue discount. The Company used the net proceeds of $100,000 from the Coventry Note for general working capital purposes.

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

June 30, 2024 and 2023

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

In July 2023, the Company fully paid the remaining principal of $142,909 and accrued interest of $70 for a total of $142,979. The total principal amount outstanding and accrued interest under the above Coventry note was $0 following conversion of the principal balance of $2,043 and interest of $357 during the year ended June 30, 2024. Accordingly, $13,328 of the put premium was released to additional paid in capital in respect of such purchase agreements with Coventry during the year ended June 30, 2024 following conversion of the principal balance.

104 LLC Securities Purchase Agreement

March 5, 2024 Securities Purchase Agreement

Effective March 5, 2024, the Company entered into and closed a securities purchase agreement (the “Purchase Agreement”) with 104 LLC (“104”), pursuant to which 104 agreed to purchase a convertible promissory note from the Company in the aggregate principal amount of $50,000, for a purchase price of $46,875, after an original issue discount of $3,125. The Company paid legal and financing costs of $7,500. The Company used the net proceeds therefrom for general working capital purposes. The maturity date of the note is March 1, 2025 and the note bears interest at a rate of eight percent (8%) per annum, which may be increased to sixteen percent (16%) in the event of a default.

June 20, 2024 Securities Purchase Agreement

Effective June 20, 2024, Company entered into and closed a securities purchase agreement with 104 LLC, pursuant to which 104 agreed to purchase a convertible promissory note from the Company in the aggregate principal amount of $33,750, for a purchase price of $30,375, after an original issue discount of $3,375. The Company paid legal and financing costs of $5,200. The Company used the net proceeds therefrom for general working capital purposes. The maturity date of the note is June 20, 2025 and the note bears interest at a rate of eight percent (8%) per annum, which may be increased to sixteen percent (16%) in the event of a default.

The principal and interest on the notes are convertible into shares of common stock of the Company at the option of 104 at any time following the issuance date of the notes (the “Conversion Shares”) at a price per share equal to 65% of the lowest closing trade price of the common stock during the ten (10) trading days prior to conversion (representing a discount of 35%). Notwithstanding the foregoing, such conversions are subject to a 4.99% beneficial ownership limitation and adjustments for mergers, consolidations, reorganizations and similar events set forth in the notes, other than a transfer or sale of all or substantially all Company assets. Pursuant to the notes, the Company is required to maintain an initial reserve of at least 500% of the number of conversion shares, subject to any increase of such reserved amount to reflect the Company’s obligations under the notes. The above 104 notes treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $45,096 was recorded as a put premium during the year ended June 30, 2024.

During the first 60 days following the date of the notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the notes, at a one hundred ten percent (110%) premium of the face amount plus accrued and unpaid interest, which increases to (i) one hundred fifteen percent (115%) if prepaid after 60 days, but less than 91 days from the issuance date, (ii) one hundred twenty percent (120%) if prepaid after 90 days, but less than 121 days from the issuance date, (iii) one hundred twenty five percent (125%) if prepaid after 120 days, but less than 181 days from the issuance date. After this initial 180-day period, the Company does not have a right to prepay the notes.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

The 104 notes contain certain events of default, including failure to pay principal and interest when due, failure to timely issue the conversion shares, failure to maintain the listing of the common stock on at least one of the OTC markets (which specifically includes the quotation platforms maintained by the OTC Markets Group) or an equivalent replacement exchange, failure to comply with its reporting requirements with the U.S. Securities and Exchange Commission, a breach of certain covenants in the purchase agreement, default by the Company under any other note issued to the Investor, as well as certain customary events of default set forth in the notes, including, among others, breach of covenants, representations or warranties, insolvency, bankruptcy, and liquidation. Upon an event of default, the notes will become immediately due and payable by the Company.

The total principal amount outstanding under the above 104 financing agreements was $83,750 and accrued interest was $1,429 as of June 30, 2024.

Outstanding convertible notes in default

Outstanding convertible notes for total principal amount of $83,000 with maturity dates between February 23, 2024 and April 12, 2024 are currently in default as of the date of this filing.

Amortization of debt discounts

The Company recorded $232,700 and $210,278 of debt discounts related to the above note issuances during the years ended June 30, 2024 and 2023, respectively. The Company recorded $279,711 and $232,674 of put premiums related to the above note issuances during the years ended June 30, 2024 and 2023, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the years ended June 30, 2024 and 2023 was $294,005 and $202,952, respectively.

The Company reclassified $246,254 and $411,111 in put premiums to additional paid in capital following conversions during the years ended June 30, 2024 and 2023, respectively.

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

On November 23, 2010, the Company was incorporated in the state of Delaware. In January 2011, the Company acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis with Propanc PTY LTD becoming a wholly owned subsidiary of the Company. As a result of these transactions, the Company is subject to the income tax laws of both the United States and Australia for the years ended June 30, 2013 through June 30, 2024.

The reconciliation of income tax expense computed at the U.S. federal statutory rate of 21% to the income tax provision for the years ended June 30, 2024 and 2023 is as follows:

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

	Year Ended
US	June 30, 2024	June 30, 2023
Loss before Income taxes	$(1,874,914)	$(2,790,407)

Taxes under statutory US tax rates	$(393,732)	$(585,986)
Increase (decrease) in valuation allowance	306,682	556,521
Foreign tax rate differential	(55,358)	(60,316)
Prior period adjustment	76,194	81,599
Other	66,214	8,182
Income tax (expense) benefit	$-	$-

The Company reflects a tax benefit on its consolidated statement of operations and comprehensive income (loss) in 2024 and 2023 of $129,132 and $129,841, respectively. These amounts are research and development tax credits and are not considered income tax.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Year Ended
	June 30, 2024	June 30, 2023
Deferred tax assets
Warrant Derivative Liability	$513,071	$579,544
Accrued Expenses	559,723	478,273
Prepaid Investor Services	551,796	575,021
Non-cash interest	817,536	758,797
Intangibles (Intellectual Property and Patent Cost)	351,144	321,557
Deferred Rent	4,492	4,550
Formation Expense	6,553	6,553
Net Operating Loss carryforward	9,075,029	8,910,874
Gain on extinguishment of debt	97,992	47,393
Stock Based Compensation	84,028	84,028
Total Deferred tax assets	$12,061,364	$11,766,590

Deferred tax liabilities
Research and Development	$(170,435)	$(202,568)
Foreign Exchange Loss (OCI)	(39,379)	(39,379)
Capital Raising Costs	(389,258)	(369,033)
Total deferred tax liabilities	$(599,072)	$(610,980)

Net deferred tax assets	$11,462,292	$11,155,610
Valuation allowance	(11,462,292)	(11,155,610)
Net deferred tax assets	$-	$-

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

At June 30, 2024, the Company had U.S. net operating loss carry forwards of $10,601,740 that may be offset against future taxable income, subject to limitation under IRC Section 382. Of the approximately $10.6 million of net operating loss carryforwards, $7.2 million will begin to expire in 2024 and the remaining $3.4 million will not expire but is subject to annual usage limitations. The Australian tax rate remained at 25% during 2023 and 2024. At June 30, 2024, the Company had Australia net operating loss carry forwards of $27,394,654 which can be carried forward without expiration. No tax benefit has been reported in the June 30, 2024 and 2023 consolidated financial statements due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of June 30, 2024 and 2023, respectively.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statement of operations. As of June 30, 2024, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended June 30, 2024 and 2023. The Company did not recognize any interest or penalties during fiscal 2024 or 2023 related to unrecognized tax benefits.

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

June 30, 2024 and 2023

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

On March 15, 2023, the Company filed a certificate with the Secretary of State of Delaware (the “Certificate of Retirement”), effecting the retirement and cancellation of the Series A Preferred Stock to eliminate such Series A Preferred Stock. No shares of Series A Preferred Stock are currently outstanding as they were redeemed by the Company in March 2023. There were no shares of Series A Preferred Stock issued and outstanding as of June 30, 2024 and 2023 for both periods.

Pursuant to a certificate of designation filed with the Secretary of State of the State of Delaware on June 16, 2015, five shares of preferred stock have been designated as Series B Preferred Stock, par value $0.01 per share, of the Company (“Series B Preferred Stock”). Each holder of shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of June 30, 2024 and 2023. Mr. Nathanielsz, the Company’s Chief Executive Officer, directly beneficially owns such one share of Series B Preferred Stock.

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued during fiscal year 2024 and 2023.

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

June 30, 2024 and 2023

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

On July 20, 2023, the Company entered into a common stock purchase agreement (the “Equity Line Agreement”) with Dutchess Capital Growth Fund LP (the “Investor”) providing for an equity financing facility, pursuant to which Company has the option to request that the Investor commit to purchase up to $5,000,000 of the Company’s shares (the “Shares”) of common stock, par value $0.001 per share (the “Common Stock”), over a 24-month term commencing on the date on which a registration statement filed by the Company to register the offer and resale of the Shares by the Investor (the “Registration Statement”) is declared effective by the U.S. Securities and Exchange Commission (the “SEC”). Pursuant to the Equity Line Agreement, the Company has the option to exercise this right by providing a notice (a “Drawdown Notice”) from the Company to the Investor setting forth the number of Shares that the Investor will purchase. The Company has agreed to use the proceeds from such issuances for the purpose of financing its research and product development activities, finished product manufacture for clinical studies, working capital requirements and general corporate purposes.

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

On June 11, 2024, the Company issued 15,768,400 shares of its common stock at an average price per share of approximately $0.0008 as a result of delivering one draw down notice to the Investor for $11,975.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

The maximum number of shares of common stock requested to be purchased pursuant to any single Coventry Draw Down Notice cannot exceed the lesser of (i) 200% of the average daily traded value of the common stock during the 10 business days immediately preceding the Coventry Draw Down Notice, (ii) $250,000 or (iii) an amount that would cause Coventry’s beneficial ownership to exceed 9.99% of the outstanding number of shares of common stock immediately after giving effect to the issuance of the Coventry Draw Down Notice. During the years ended June 30, 2024 and 2023, the Company has not received a Coventry Draw Down Notice.

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

Included in the above conversion during the year ended June 30, 2023 were principal aggregate amount of convertible notes of $168,200, accrued interest of $16,632 and conversion fees of $1,838 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $556,272, resulting in a loss on extinguishment at the time of conversion of $369,602 and $352,051 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net loss of $17,551 which is included in gain on extinguishment of debt in the accompanying consolidated statements of operations.

During the year ended June 30, 2024, the Company issued an aggregate of 445,963,937 shares of its common stock at average contractual conversion price of $0.0013, as a result of the conversion of principal of $531,654, interest of $28,829 and conversion fees $3,832 underlying certain outstanding convertible notes converted during the year.

Included in the above conversion during the year ended June 30, 2024 were aggregate principal amounts of convertible notes of $130,800, accrued interest of $8,700 and conversion fees of $3,832 containing bifurcated embedded conversion option derivatives. Accordingly, the fair market value of the shares issued upon conversion was $352,565, resulting in a loss on extinguishment at the time of conversion of $209,233 and $263,798 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net gain of $54,565 which is included in gain on extinguishment of debt in the accompanying consolidated statements of operations.

The Company has 6,973,534,490 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at June 30, 2024.

Shares issued for services and accrued expenses

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

During the year ended June 30, 2024, the Company issued an aggregate of 6,272,000 shares of common stock from the alternate cashless exercise of 0.0314 Series A warrants with an original exercise price of $200,000 and alternate cashless exercise price of $0.001 or the par value of common stock.

The Alternate Cashless Exercise provision, for a cashless conversion at the holder’s option, is available should the trading price of the Company’s common stock fall below $200,000 per share calculated based on the difference between the exercise price of the Series A Warrant and 70% of the market price. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $192,960 and $466,273, during the years ended June 30, 2024 and 2023, respectively, and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants.

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

Restricted Stock Units

Pursuant to employment agreements dated in May 2019, the Company granted an aggregate of 0.078 and 0.039 restricted stock unit to the Company’s Chief Executive Officer and Chief Scientific Officer, respectively. The total 0.117 restricted stock units are subject to vesting terms as defined in the employment agreements. The 0.117 restricted stock units were valued at the fair value of approximately $4,250,000 per unit or $497,240 based on the quoted trading price on the date of grant. There were $248,620 unrecognized restricted stock units expense as of June 30, 2024 and 2023. There are 0.06 unvested restricted stock units which are subject to various performance conditions which have not yet been met and such restricted stock units have not yet vested as of June 30, 2024 and 2023 to which the $248,620 relates.

Stock Options

A summary of the Company’s stock option activity during the years ended June 30, 2024 and 2023 is presented below:

		Weighted
	Number of	Average
	Options	Price Per Share
Outstanding at June 30, 2022	0.059	$4,533,000
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2023	0.059	$4,533,000
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2024	0.059	$4,533,000

Exercisable at June 30, 2024	0.059	$4,533,000
Outstanding and Exercisable:

Weighted average remaining contractual term	4.87
Weighted average fair value of options granted during the period	$-
Aggregate intrinsic value	$-

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

During the years ended June 30, 2024 and 2023, the Company recognized stock-based compensation of $0 for both periods from vested stock options. There was $0 of unvested stock options expense as of June 30, 2024. No stock options were granted during the years ended June 30, 2024 and 2023.

Stock Warrants

The following table summarizes common stock warrant activity for the years ended June 30, 2024 and 2023:

		Weighted
	Number of	Average
	Warrants	Price Per Share
Outstanding at June 30, 2022	105	$200,270
Issued	3,305	10
Exercised	(13)	52,081
Forfeited	(1)	2,000,000
Expired	-	-
Outstanding at June 30, 2023	3,396	$5,440
Issued	15,000,000	0.01
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2024	15,003,396 *	$1.24

Exercisable at June 30, 2024	15,003,378	$1.24
Outstanding and Exercisable:

Weighted average remaining contractual term	2.01
Aggregate intrinsic value	$-

*	The total warrants of 15,003,396 above which are exercisable into common stock consisted of the following:

	Number of Warrants	Exercisable
Series A warrants	10	10
Series B warrants	17	17
Series C warrants	64	46
Common stock warrants with no class designation	15,003,305	15,003,305
Total	15,003,396	15,003,378

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

June 30, 2024 and 2023

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

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

Exercise of Warrants

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

During the year ended June 30, 2024, the Company issued an aggregate of 6,272,000 shares of common stock from the alternate cashless exercise of 0.0314 Series A warrants with an original exercise price of $200,000 and alternate cashless exercise price of $0.001 or the par value of common stock.

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

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure on the June 30, 2024 and 2023 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

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

As of June 30, 2024 and 2023, the Company has $47,531 and $18,056, respectively, balance due to the University for unreimbursed lab fees, which are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. As of June 30, 2024 and 2023, there are no royalty fees owed to the University.

Consulting Agreements

On July 1, 2022, the Company and a consultant agreed to extend the term of a consulting agreement from July 1, 2022 to June 30, 2023 to provide media-related services for a monthly fee of $50,000. In addition, the Company agreed to pay a stock fee equal to 9.9% of the outstanding common stock of the Company during the term of the agreement. The Company agreed to increase the consultant’s diluted holdings back to 9.9% and accrue the value of the common stock at each reporting period until June 30, 2023. All service fees are non-refundable. In November 2022, the Company and the consultant agreed to discontinue the monthly cash portion fee. On November 16, 2022, the Company issued 73,301 shares of common stock to this consultant for services rendered from July 2022 to November 2022. Additionally, on June 30, 2023, the Board approved the issuance of 608,423 shares of the Company’s common stock to this consultant for services rendered from April 2023 to June 2023. The Company did not renew this agreement after the end of the term on June 30, 2023. Accordingly, the Company has $0 balance owed to such consultant as of June 30, 2024.

On May 4, 2024, the Company entered into an Engagement Agreement (the “Agreement”) with EF Hutton LLC (the “Consultant”) which will act as an exclusive lead underwriter, financial advisor, placement agent and investment banker of the Company, whereby the Consultant will assist the Company to a public offering and uplisting of the Company’s equity, debt or equity derivative instruments (“Offering”). The engagement period shall end on the earlier of i) 12 months from the date of this agreement or ii) the final closing if any of the Offering. The Consultant will prepare an Underwriting Agreement (the “Underwriting Agreement”) covering the sale of up to $15 million of equity, equity derivatives, and equity linked instruments of the Company. The Company shall pay compensation for:

(a) Financing Fees:

(i) For private equity and equity-linked placements, pay the Consultant a cash fee of eight percent (8.0%) of the amount of capital raised, invested or committed, payable in cash at the closing or closings of the financing to which it relates; and

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

(ii) For debt placements, pay the Consultant a cash fee of six percent (6.0%) of the amount of capital raised, invested or committed, payable in cash at the closing or closings of the financing to which it relates.

(iii) As additional compensation for EF Hutton’s services, the Company shall issue to the Consultant or its designees at the closing warrants (the “Warrants”) to purchase that number of shares of Common Stock equal to three percent (3.0%) of the aggregate proceeds sold in an offering. The Warrants will be exercisable at any time in whole or in part, during the five years (5) years from the effective date of the Offering at a price per share equal to the Offering price. The Warrants will provide for piggyback registration rights, Black Scholes change in control provisions and customary anti-dilution provisions and adjustments in the number and price of such warrants and the shares underlying such warrants resulting from corporate events which would include dividends, reorganizations, mergers, etc. and future issuance of Common Stock or Common Stock equivalents at prices or with exercise and/or conversion prices below the offering price as permitted under FINRA Rule 5110(f)(2)(G).

Additionally, the Consultant shall be entitled to a cash fee equal to eight percent (8.0%) of the gross proceeds received by the Company from the sale of any equity, debt and/or equity derivative instruments to any investor introduced by the Consultant to the Company during the engagement period, in connection with any public or private financing or capital raise.

(b) Merger, acquisition or sale of stock or assets (the “M&A Transaction”) Fees: The M&A Transaction fees shall be payable to the Consultant in cash at the closing or closings of the M&A Transaction to which it relates and shall be equal to five percent (5.0%) of M&A Transaction consideration.

The Company will be responsible for and will pay all expenses relating to the Offering as defined in the Agreement. Additionally, the Company will provide an expense advance (the “Advance”) to the Consultant of $50,000, of which $25,000 was payable upon the execution of the Agreement and $25,000 of which is payable upon the initial filing of a registration statement. The Company paid $25,000 in May 2024 and has been recorded as deferred offering cost as of June 30, 2024.

Operating Leases – Related Party

On May 4, 2022, the Company entered in a three-year lease agreement with North Horizon Pty Ltd., a related party, for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes. On May 4, 2022, the Company recorded right-of-use assets $66,201 and total lease liabilities of $66,201 based on an incremental borrowing rate of 8%.

ROU is summarized below:

	June 30, 2024	June 30, 2023
Office lease	$66,201	$66,201
Less: accumulated amortization	(48,402)	(27,213)
Right-of-use asset, net	$17,799	$38,988

Operating Lease liabilities are summarized below:

	June 30, 2024	June 30, 2023
Office lease	$66,201	$66,201
Reduction of lease liability	(46,839)	(25,418)
Less: office lease, current portion	(19,362)	(21,505)
Long term portion of lease liability	$-	$19,278

Remaining future minimum lease payments under non-cancelable operating lease at June 30, 2024 are as follows:

Fiscal Year 2025	$20,079
Imputed interest	(717)
Total operating lease liability	$19,362

The weighted average remaining lease term for the operating lease is 0.76 years as of June 30, 2024.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

NOTE 10 – RELATED PARTY TRANSACTIONS AND BALANCES

Since its inception, the Company has conducted transactions with its directors and entities related to such directors.

These transactions have included the following:

As of June 30, 2024 and 2023, the Company owed its former director a total of $29,759 and $29,630, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (see Note 4).

As of June 30, 2024 and 2023, the Company owed its former director a total of $49,528 and $49,314, respectively, for money loaned to the Company, throughout the years. The total loans balance owed at June 30, 2024 and 2023 is not interest bearing (see Note 5).

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease had a five-year term and provided for annual rental payments of $39,600 AUD or $28,325 USD, which includes $3,600 AUD or $2,575 USD of goods and service tax for total payments of $198,000 AUD or $141,629 USD during the term of the lease. Such lease expired in May 2021 and was renewed for another one-year term from May 2021 to May 2022. On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd. for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes (See Note 9). As of June 30, 2024 and 2023, total rent payable of $194,129 AUD ($129,930 USD) and $158,129 AUD ($105,377 USD), respectively, was included in accrued expenses in the accompanying consolidated balance sheet. Rent expense under those lease was $34,150 and $28,841 in fiscal 2024 and 2023, respectively and reflected as occupancy expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

Loans payable - Related Party

In November 2023, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $71,629. These loans bear no interest and are payable on demand (see Note 5).

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

Pursuant to a February 25, 2016 board resolution, James Nathanielsz was paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile. For the year ended June 30, 2022, a total of $7,689 AUD ($5,577 USD) in payments have been made with respect to Mr. Nathanielsz’s car allowance which expired in August 2022. For the fiscal years ended June 30, 2024 and 2023, $17,714 USD and $3,344 USD, respectively, was paid to Mr. Nathanielsz for use of a vehicle.

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

A total of $25,000 AUD ($16,070 USD) in payments were made in respect of the bonuses during the year ended June 30, 2024. In January 2024, the Board approved a bonus of $150,000 AUD or $102,195 USD resulting in a remaining balance of $217,540 AUD ($145,599 USD) bonus payable as of June 30, 2024 which was included in accrued expenses in the accompanying consolidated balance sheet.

Amended and Restated Employment Agreement

On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Mr. Nathanielsz for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD ($309,313 USD). Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase 0.04 shares of common stock (the “Nathanielsz Options”), with an exercise price per share of $4,675,000 (110% of the closing market price of the common stock on May 14, 2019 (or $4,250,000), the date of approval of such grant by the Board), (ii) 0.04 restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and (iii) an additional 0.04 restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Board on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. The Nathanielsz Options and Additional Nathanielsz RSU’s are subject to vesting periods pursuant to the Employment Agreement. There are 0.04 vested options and 0.04 restricted stock units that are considered issuable as of June 30, 2024 and 2023.

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

Amended and Restated Employment Agreement

On May 14, 2019, the Company entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD ($41,580 USD). In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase 0.02 shares of common stock (the “Kenyon Options”), with an exercise price per share of $4,250,000 (100% of the closing market price of the common stock on May 14, 2019, the date of approval of such grant by the Board), (ii) 0.02 restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional 0.02 restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan. The Kenyon Options have a term of 10 years from the date of grant. The Kenyon Options and Additional Kenyon RSU’s are subject to vesting periods pursuant to the Services Agreement. There are 0.02 vested options and 0.02 vested restricted stock unit that are considered issuable as of June 30, 2024 and 2023.

As of June 30, 2024 and 2023, total accrued salaries of $148,000 AUD ($97,044 USD) and $$96,000 AUD ($64,627 USD), respectively, were included in accrued expenses in the accompanying consolidated balance sheets.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

Intercompany Loans

All intercompany loans were made by the parent to the Company’s subsidiary, Propanc PTY LTD, none of which has been repaid as of June 30, 2024. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment on the consolidated balance sheet as accumulated other comprehensive income.

NOTE 11 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through June 30, 2024.

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

In fiscal 2024, the Company primarily relied on funding from five convertible and non-convertible debt lenders and received net proceeds after deductions of $103,900 for original issue discounts and debt issue costs from each of the five lenders of $295,000, $150,000, $127,500, $120,000 and $224,885, respectively which represents approximately 28%, 14%, 12%, 11% and 21%, respectively of total net proceeds received by the Company during fiscal 2024.

Receivable Concentration

As of June 30, 2024 and 2023, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

In July 2020, a world-first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 84 granted, allowed, or accepted patents and 6 patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

Foreign Operations

As of June 30, 2024 and 2023, the Company’s operations are based in Camberwell, Australia; however, the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales, for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of June 30, 2024 and 2023, there has been no activity within this entity.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $110,500 (3 notes) and $75,300 (2 notes) of convertible debt, which were treated as derivative instruments outstanding at June 30, 2024 and 2023, respectively.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at June 28, 2024, the last trading day of the period ended June 30, 2024, was $0.0013 per share. The volatility, expected remaining term, and risk-free interest rates used to estimate the fair value of derivative liabilities at June 30, 2024 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

Convertible Debt

Initial Valuations (on new derivative instruments entered into during the year ended June 30, 2024)
Volatility	323.40 – 333.45%
Expected Remaining Term (in years)	0.50
Risk Free Interest Rate	5.42 - 5.55%
Expected dividend yield	None

	June 30, 2024	June 30, 2023
Volatility	323.40%	334.56%
Expected remaining term	0.01 - 0.28	0.01 - 0.73
Risk-free interest rate	5.45 - 5.47%	5.24%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024:

	Balance at June 30, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$133,886	$—	$—	$133,886
Total	$133,886	$—	$—	$133,886

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2023:

	Balance at June 30, 2023	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$423,209	$—	$—	$423,209
Total	$423,209	$—	$—	$423,209

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

The following is a roll forward for the years ended June 30, 2024 and 2023 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2022	$151,262
Initial fair value of embedded conversion option derivative liability recorded as debt discount	93,668
Gain on debt extinguishment	(352,051)
Change in fair value included in statements of operations	530,330
Balance at June 30, 2023	423,209
Initial fair value of embedded conversion option derivative liability recorded as debt discount	150,000
Initial fair value of embedded conversion option derivative liability recorded as derivative expense	141,012
Gain on debt extinguishment	(263,798)
Change in fair value included in statements of operations	(316,537)
Balance at June 30, 2024	$133,886

NOTE 13 – SUBSEQUENT EVENTS

Loans Payable – Related Party

Effective August 1, 2024, the Company entered into and closed a loan agreement (the “Loan”) with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $150,000 AUD ($97,649 USD). The Company intends to use the net proceeds therefrom for general working capital purposes. The maturity date of the Loan is November 1, 2024, or sooner at the discretion of the Company, and the Loan bears an interest rate of 12% per annum and default interest rate of 18% per annum. The Company has the right to prepay in full at any time with no prepayment penalty. By mutual consent the amount can be repaid via the issuance of common stock of the Company (upon uplisting on NASDAQ) and the strike price shall be at a 35% discount to lowest daily balance of the five preceding trading days.

Effective August 26, 2024, the Company entered into and closed a loan agreement with one of the members of the Board of Directors of the Company (the “Board Member”), pursuant to which the Board Member loaned the Company an aggregate principal amount of $85,000 AUD ($57,638 USD). The Company intends to use the net proceeds for general working capital purposes. There is no maturity date or interest rate on this loan and it is intended to be repaid as soon as practicable at the discretion of the Company.

Issuance of convertible notes

GS Capital Partners, LLC Securities Purchase Agreement

On August 2, 2024, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, pursuant to which GS Capital purchased a convertible redeemable note from the Company in the aggregate principal amount of $33,000, such principal and the interest thereon are convertible into shares of the Company’s common stock at the option of GS Capital. The GS Capital Note contains a $3,000 original issue discount. The Company intends to use the net proceeds from the GS Capital Note for general working capital purposes.

The maturity date of the GS Capital Note is February 2, 2025. The GS Capital Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note is equal to $0.0017 per share (the “Fixed Price”), provided that the Fixed Price will be reduced to $0.001 per share in the event that the market price of the Common Stock trades below $0.0014 per share for five consecutive trading days. In the event of a default under the Note and unless the Fixed Price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default. Pursuant to the Note, in the event that such conversion price is below the par value of the Common Stock, the Company has agreed to take all steps to reduce such par value or conduct a reverse split of its Common Stock, as applicable. Notwithstanding the foregoing, such conversion price and lookback periods are subject to adjustment in favor of the investor in the event the Company issues securities to another party with more favorable conversion terms, and such conversions are subject to a 4.99% beneficial ownership limitation (which may be increased to 9.9% upon 60 days’ prior written notice from the holder of the Note). The GS Capital note shall be bifurcated from the embedded conversion option which was recorded as derivative liabilities at fair value.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

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

Shares issued for conversion of convertible debt

From July 1, 2024 through September 19, 2024, the Company issued an aggregate of 209,219,529 shares of its common stock at an average contractual conversion price of $0.0003 as a result of the conversion of principal of $44,925, accrued interest $7,053 and conversion fees of $2,548 underlying certain outstanding convertible notes converted during such period. The Company reclassified $9,337 in put premiums to additional paid in capital following these conversions.

Consulting Agreement

On August 12, 2024, the Company entered into a consulting agreement with two consultants to provide investor relation services from August 12, 2024 to October 12, 2024 for a total fee of $7,500 for each consultant. In August 2024, the Company issued an aggregate of 15,000,000 shares of common stock to the consultants related to this consulting agreement. Those shares were valued at approximately $0.001 per share or $15,000, being the closing price of the stock on the date of grant to such consultants.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2024 and 2023

Proposed Reverse Stock Split (Unaudited)

On August 7, 2024, the Company received written consent in lieu of a meeting by the holders of a majority of the voting power of the Company’s outstanding capital stock as of August 7, 2024 and the Company’s Board of Directors approving such actions as are necessary for the Company to proceed to, and the Company accordingly intends to, effectuate and execute a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio somewhere between one post-split share per ten thousand pre-split shares (1:10,000) and one post-split share per one hundred thousand pre-split shares (1:100,000) (the “Reverse Stock Split”). Proportional adjustments for the Reverse Stock Split will be made to the Company’s outstanding stock options, warrants and equity incentive plans. The Company is awaiting the approval of Financial Industry Regulatory Authority (“FINRA”) for the market effectiveness of the Reverse Stock Split.

The unaudited pro forma tables below show the losses per share prior to the reverse split and following the reverse split. A key assumption to the loss per share calculation is that post-reverse split price is equal to the pre-reverse split times the number of shares from the ratio.

Historical per share data – (Pre- Split basis)	Year Ended June 30, 2024	Year Ended June 30, 2023

Net loss available to Common Stockholders	$2,013,488	$3,126,839
Basic and diluted weighted average shares outstanding	85,045,339	1,738,802
Basic and diluted net loss per share	$0.02	$1.80

The assumption inherent in the table below is a reverse split of 1:100,000.

Historical per share data – (Post- Split basis)	Year Ended June 30, 2024	Year Ended June 30, 2023

Net loss available to Common Stockholders	$2,013,488	$3,126,839
Basic and diluted weighted average shares outstanding	850	17
Basic and diluted net loss per share	$2,368.81	$183,931.71

The table below shows the loss per share effect of reverse stock splits at 1:10,000, 1:50,000 and 1:100,000:

Split Ratio	1:10,000		1:50,000		1:100,000
	Year Ended June 30, 2024	Year Ended June 30, 2023	Year Ended June 30, 2024	Year Ended June 30, 2023	Year Ended June 30, 2024	Year Ended June 30, 2023
Net losses available to common stockholders	$2,013,488	$3,126,839	$2,013,488	$3,126,839	$2,013,488	$3,126,839
Weighted Average Shares Outstanding	8,505	174	1,701	35	850	17
Loss per share	$236.74	$17,970	$1,183.71	$89,338.26	$2,368.81	$183,931.71

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

At the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to the material weaknesses in financial reporting as discussed below.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2024. Based on this assessment, management believes that, as of June 30, 2024, we did not maintain effective internal control over financial reporting based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 due to certain material weaknesses in its internal controls.

Material Weaknesses and Corrective Actions

In connection with the audits of our financial statements for the fiscal years ended June 30, 2024 and 2023, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2024:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended June 30, 2024, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our current executive officers and directors as of September 25, 2024:

Name	Age	Position
James Nathanielsz	50	Chief Executive Officer, Chief Financial Officer, and Director
Dr. Julian Kenyon	77	Chief Scientific Officer and Director
Josef Zelinger	74	Independent Director

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

As of September 25, 2024, the members of our Scientific Advisory Board were:

●	Professor Klaus Kutz (also serving as our acting Chief Medical Officer);

●	Professor Macarena Perán;

●	Professor Juan Antonio Marchal Corrales;

●	Dr. Maria Garcia; and

●	Dr. Ralf Brandt.

Each of the members of our Scientific Advisory Board acts as an independent consultant and is compensated on an hourly basis for his or her services. There is presently no stock-based compensation for their services. In addition, we may have relationships with entities with which the members may be associated.

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

Professor Juan Antonio Marchal Corrales is Professor of Anatomy and Embryology at the Faculty of Medicine of University of Granada. He graduated in Medicine and Surgery in 1992, obtaining the degree “summa cum laude”. He defended his doctoral thesis in 1996. Prof. Marchal has worked at three universities in different educational categories and is responsible for the research group “Differentiation, Regeneration and Cancer”. He has participated in 39 research projects of national and international character, being principal investigator in 13 of them. He has a total of 145 publications in journals, of which 125 are listed in the Journal Citation Reports. He has spent time at the University of Sassari in Italy and as visiting professor. He is the inventor of 14 patents, 4 of them licensed. He is a member of the Advisory Board of the International Graduate School of the University of Granada, member of the standing committee of the Scientific Council and coordinator of Area Research in the Biosanitary Institute of Granada (ibs.GRANADA) and member of the Governing Board at the Institute of Pathobiology and Regenerative Medicine (IBIMER). He has recently been named director of the Chair Drs. Galera and Requena of Cancer Stem Cell Research at the University of Granada.

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

During the fiscal year ended June 30, 2024, we do not believe any reports were required to be filed by such persons pursuant to Section 16(a).

Item 11. Executive Compensation.

The following table sets forth the compensation paid or accrued by us to our Executive Officers for the fiscal years ended June 30, 2024 and 2023.

Summary Compensation Table

	Year	Salary ($)	Bonus ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
James Nathanielsz (1)	2023	$399,840	$-		$-	$30,444	(4)	$430,284
Chief Executive Officer	2024	$401,580	$102,195	(3)	$-	$44,752	(4)	$548,527

(1)	For purposes of the information included in this “Executive Compensation” section, including the table above, the conversion rates as of June 30, 2024 and 2023, $0.6693 and $0.6664, respectively, were used to convert dollar amounts from AUD to USD.

(2)	Under the Nathanielsz Employment Agreement (as defined below), Mr. Nathanielsz received a gross annual salary of $400,000 AUD ($309,313 USD) per year effective February 1, 2018 as approved by the board of directors. Mr. Nathanielsz has also accrued unused annual and long service leave in the amounts of $627,337 AUD ($419,877 USD) and $584,815 AUD ($389,721 USD) for the fiscal years ended June 30, 2024 and 2023, respectively, which are included in the total above. On August 1, 2022, the board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $400,000 AUD ($309,313 USD) to $600,000 AUD ($414,900 USD), effective July 1, 2022.

(3)	No bonus was approved in fiscal year 2023. In January 2024, the Board approved a bonus of $150,000 AUD or $102,195 USD.

(4)	Under the Nathanielsz Employment Agreement, Mr. Nathanielsz receives a 11.0% contribution to a pension of which he is the beneficiary and amounted to $27,038 USD and $27,100 USD for the years ended June 30, 2024 and 2023, respectively. In addition, pursuant to the Nathanielsz Employment Agreement, we may make a monthly payment to cover the costs relating to Mr. Nathanielsz use of a vehicle and certain fringe benefits. For the fiscal years ended June 30, 2024 and 2023, $17,714 USD and $3,344 USD, respectively, was paid to Mr. Nathanielsz for use of a vehicle.

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

No awards or any shares of our Common Stock were issued during the fiscal year 2024 under the 2019 Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended June 30, 2024 to the Named Executive Officer. Except as set forth below, all of the outstanding equity awards granted to our Named Executive Officer were fully vested as of June 30, 2024.

Option awards				Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James Nathanielsz (1)	0.04	-	$4,675,000	May 13, 2029	0.04	165,747
Julian Kenyon (2)	0.02	-	$4,250,000	May 13, 2029	0.02	82,873

(1)	On May 14, 2019, the board of directors granted Mr. Nathanielsz an option to purchase 0.04 shares of Common Stock at an exercise price of $4,675,000 per share and 0.08 performance-based restricted stock units. The fair value of such options and restricted stock units at the grant date was $165,747 and $331,493, respectively. 0.04 of such restricted stock units vested on May 14, 2020 and the balance is subject to performance conditions.

(2)	On May 14, 2019, the board of directors granted Mr. Kenyon an option to purchase 0.02 shares of Common Stock at an exercise price of $4,250,000 per share and 0.04 performance-based restricted stock units. The fair value of such options and restricted stock units at the grant date was $82,873 and $165,747, respectively. 0.02 of such restricted stock units vested on May 14, 2020 and the balance is subject to performance conditions.

Director Compensation for the Fiscal Year Ended June 30, 2024

Name	Fees earned or paid in cash ($)		Option Awards ($)	All Other Compensation ($)	Total ($)
Julian Kenyon (1)	$36,142	(2)	$-	$-	$36,142

(1)	For purposes of the information included in the table, the conversion rate as of June 30, 2024, $0.6693 was used to convert amounts from AUD to USD.
(2)	Effective May 2019, Dr. Kenyon receives gross monthly compensation of $4,500 AUD or $3,264 USD per month for his services as a director of our Company.

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

Scientific Advisory Board Members Compensation

The Company has entered into Scientific Advisory Board Member Agreements with certain members of its Scientific Advisory Board (the “SAB Agreements”). The SAB Agreements contain substantially similar terms and primarily relate to the protection of the Company’s intellectual property and include provisions for the members’ compensation for the services performed as a member of the Scientific Advisory Board. Mr. Kutz and Dr. Brandt each are paid a monetary fee for each year of service provided.

The following sets forth information as of October 5, 2023, regarding the number of shares of our Common Stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding voting securities, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officers as a group.

The amounts and percentages beneficially owned are reported on the basis of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise or conversion of any equity or debt securities, as applicable. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the stockholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares listed below. Except as otherwise indicated, the address of each of the stockholders listed below is c/o Propanc Biopharma, Inc., 302, 6 Butler Street, Camberwell, VIC, 3124, Australia.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of September 25, 2024 regarding the number of shares of our Common Stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding Common Stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officers as a group.

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

	Common Stock Beneficially Owned		Series B Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class(1)	Number of Shares Beneficially Owned	Percentage of Class(6)	Total Voting Shares	Total Voting Power (1) (6)

Directors and Executive Officers:

James Nathanielsz(2)	8,732	*	1	100%	8,733	50.01%

Dr. Julian Kenyon(3)	3,425	*	-	-	3,425	*

Josef Zelinger(4)	778,904	0.1%	-	-	778,904	0.1%

All directors and executive officers, as a group (3 persons)	791, 061	0.1%	1	100%	791,062	50.1%

Non-Director or Officer 5% Stockholder:

Sylva International LLC	703,744	0.1%	-	-	703,744	0.1%

* Represents less than 1%

(1) Applicable percentages are based on 688,022,017 shares of our Common Stock outstanding as of September 25, 2024.

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

(6) Applicable percentage is based on one share of our Series B Preferred Stock outstanding as of September 25, 2024. The holder of such share has voting power equivalent of the number of votes equal to the total number of shares of Common Stock outstanding as of the time of determination of stockholders entitled to vote.

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

As of June 30, 2024 and 2023, the Company owed its former director a total of $49,528 and $49,314, respectively, for money loaned to the Company, throughout the years. The total loans balance owed at June 30, 2024 and 2023 is not interest bearing.

As of June 30, 2024 and 2023, the Company owed its former director a total of $29,759 and $29,630, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property.

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

Mrs. Nathanielsz has been an employee of the Company since October 2015. On August 1, 2022, the Company’s Mr. Nathanielsz’s annual base salary increased from $400,000 AUD ($309,313 USD) to $600,000 AUD ($414,900 USD), effective July 1, 2022 and is entitled to benefits customarily expected to be provided to employees of the Company.

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

Director Independence

Our board of directors has reviewed the independence of our directors and has determined that Josef Zelinger qualifies as an independent director pursuant to applicable SEC rules and regulations. In making this determination, our board of directors considered the relationships that such director has with us and all other facts and circumstances that our board of directors deemed relevant in determining his independence.

Item 14. Principal Accounting Fees and Services.

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided, and fees charged by Salberg & Company, P.A. in fiscal years ended June 30, 2024 and 2023 were approved by the Board of Directors. The following table shows the fees for the fiscal years ended June 30, 2024 and 2023:

	2024	2023
Audit Fees (1)	$64,500	$64,000
Audit Related Fees (2)	$5,700	$20,800
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$70,200	$84,800

(1)	Audit fees - these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.
(2)	Audit related fees - these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.
(3)	Tax fees - no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2024 and 2023 fiscal years.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2024 and 2023.

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

Pre-Approval Policies and Procedures

We do not have an audit committee. Our Board pre-approves all services provided by our independent registered public accounting firm. All of the above services and fees during the fiscal years ended June 30, 2024 and 2023 were reviewed and approved by our Board before the respective services were rendered.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, dated November 11, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, dated July 9, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of January 23, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

3.8	Certificate of Amendment, dated as of June 7, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.9	Certificate of Correction, dated as of June 10, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.10	Certificate of Amendment, dated as of March 13, 2019 (incorporated by reference to Exhibit 3.10 to the Company’s Form S-1/A filed on August 13, 2020).

3.11	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of November 17, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 19, 2020).

3.12	Certificate of Amendment to Certificate of Incorporation, dated July 6, 2022 (incorporated by reference to Exhibit 3.1 to the Company Current Report on From 8-K filed on July 11, 2022)

3.13	Certificate of Designation of Series A Preferred Stock of the Company, dated December 2, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

3.14	Certificate of Designation of Series B Preferred Stock of the Company, dated June 16, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

3.15	Certificate of Retirement of Series A Preferred Stock of the Company, dated March 15, 2023 (incorporated by reference to Exhibit 3.1 to the Company Current Report on Form 8-K filed on March 17, 2023).

3.16	Certificate of Amendment to the Certificate of Incorporation of the Company, dated May 1, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 5, 2023).

4.1	Common Stock Purchase Warrant for the purchase of up to 450,000 shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.2	Common Stock Purchase Warrant for the purchase of up to 300,000 shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.3	Common Stock Purchase Warrant for the purchase of up to 225,000 shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.4	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.55 to the Company’s Annual Report on Form 10-K filed on October 15, 2019)

4.5	Form of Prefunded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.6	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.7	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.8	Form of Series C Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.9	Form of Convertible Redeemable Promissory Note, dated October 1, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 8, 2019)

4.10	10% Convertible Promissory Note, dated December 7, 2021, issued by the Company to One44 Capital LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 13, 2021)

4.11	8% Convertible Promissory Note, dated March 7, 2022, issued by the Company to Sixth Street Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 10, 2022)

4.12	10% Convertible Promissory Note, dated March 29, 2022, issued by the Company to One44 Capital LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K April 1, 2022)

4.13	8% Convertible Promissory Note, dated April 12, 2022, issued by the Company to Sixth Street Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2022)

4.14	8% Convertible Promissory Note, dated May 12, 2022, issued by the Company to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 18, 2022)

4.15	8% Convertible Promissory Note, dated June 30, 2022, issued by the Company to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 7, 2022)

4.16	8% Convertible Redeemable Promissory Note, dated August 12, 2022, issued by the Company to GS Capital Partners LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 18, 2022)

4.17	10% Convertible Note, dated August 15, 1022, issued by the Company to One44 Capital LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 18, 2022)

4.18	8% Convertible Redeemable Note, dated September 21, 2022, issued by the Company to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 26, 2022)

4.19	10% Convertible Redeemable Note, dated February 14, 2023, issued by the Company to ONE44 Capital LLC (incorporated by reference to Exhibit 4.20 to the Company’s Current Report on Form 8-K dated February 21, 2023)

4.20	8% Convertible Promissory Note, dated June 29, 2023, issued to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2023)

4.21	Form of Warrant dated July 5, 2023, issued to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 29, 2023)

4.22	8% Convertible Promissory Note, dated July 19, 2023, issued to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 8, 2023).

4.23	10% Original Issue Discount Promissory Note, dated August 15, 2023, issued to a Lender (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 21, 2023)

4.24	8% Convertible Promissory Note, dated August 16, 2023, issued to an Investor (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 21, 2023)

4.25	8% Convertible Redeemable Note, dated August 23, 2023 issued to an Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 29, 2023)

10.1	Debt Settlement Agreement between the Company and James Nathanielsz, dated February 4, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.2	Debt Settlement Agreement between the Company and Julian Kenyon, dated February 4, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.3†	Employment Agreement entered into as of February 25, 2015 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.4†	Director Agreement entered into as of February 25, 2015 by and between Julian Kenyon and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.5†	Form of Scientific Advisory Board Member Agreement, incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on March 25, 2016.

10.6†	Amendment No. 1 to Employment Agreement entered into as of April 14, 2016 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016).

10.7†	Amendment No. 2 to Employment Agreement entered into as of September 25, 2017 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

10.8†	Amended and Restated Employment Agreement, dated as of May 14, 2019, by and between the James Nathanielsz and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.9†	Amended and Restated Services Agreement, by and between Julian Kenyon and the Company, dated as of May 19, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.10†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.11†	Director Agreement by and between Josef Zelinger and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2020).

10.12†	Amended and Restated Director Agreement by and between Josef Zelinger and the Company, dated August 12, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.13	Cancellation Agreement by and between James Nathanielsz and the Company, dated August 12, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.14	Cancellation Agreement by and between Julian Kenyon and the Company, dated August 12, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.15	Manufacturing Services Agreement by and between Q-Biologicals NV (now Amatsigroup NV) and the Company, dated August 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.16	Quality Assurance Agreement by and between Q-Biologicals NV (now Amatsigroup NV) and the Company dated August 12, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.27	Propanc Biopharma, Inc.’s 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.28	Form of Securities Purchase Agreement, dated October 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 8, 2019)

10.29	Securities Purchase Agreement, dated December 7, 2021, by and between the Company and One44 Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2021)

10.30	Securities Purchase Agreement, dated March 7, 2022, by and between the Company and Sixth Street Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2022)

10.31	Securities Purchase Agreement, dated March 29, 2022, by and between the Company and One44 Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2022)

10.32	Securities Purchase Agreement, dated April 12, 2022, by and between the Company and Sixth Street Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 18, 2022)

10.34	Securities Purchase Agreement, dated May 12, 2022, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2022)

10.35	Securities Purchase Agreement, dated June 30, 2022, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 7, 2022)

10.36	Securities Purchase Agreement, dated August 12, 2022, by and between the Company and GS Capital Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 18, 2022)

10.37	Securities Purchase Agreement, dated August 15, 2022, by and between the Company and ONE44 Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 18, 2022)

10.38	Securities Purchase Agreement, dated September 21, 2022, by and between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 26, 2022)

10.39	Amended and Restated Employment Agreement, by and between the Company and James Nathanielsz, dated October 26, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2022)

10.40	Securities Purchase Agreement, dated February 14, 2023, by and between the Company and ONE44 Capital LLC (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K dated February 21, 2023)

10.41	Securities Purchase Agreement dated November 3, 2022, by and between the Company and Coventry Enterprises, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 15, 2023).

10.42	Common Stock Purchase Agreement, dated November 3, 2022, by and between the Company and Coventry Enterprises, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 15, 2023)

10.43	Registration Rights Agreement, dated November 3, 2022, by and between the Company and the Coventry Enterprises, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 15, 2023)

10.44	Warrant Agreement, dated March 8, 2023, by and between the Company and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 15, 2023)

10.45	Securities Purchase Agreement, dated as of June 29, 2023, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2023)

10.46	July Loan Agreement, dated July 5, 2023, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 29, 2023)

10.47	Equity Line Agreement, dated July 20, 2023, by and between the Company and Dutchess Capital Growth Fund L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 26, 2023)

10.48	Registration Rights Agreement, dated July 20, 2023, by and between the Company and Dutchess Capital Growth Fund L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 26, 2023)

10.49	Securities Purchase Agreement, dated as of July 19, 2023, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2023)

10.50	Securities Purchase Agreement, dated as of August 16, 2023, by and between the Company and an Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 80K dated August 21, 2023)

10.51	Securities Purchase Agreement, dated as of August 23, 2023, by and between the Company and an Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2023)

14.1	Code of Ethics (incorporated by reference to our Annual Report on Form 10-K filed September 28, 2023.

21.1	List of Subsidiaries (incorporated by reference to our Annual Report on Form 10-K filed September 28, 2023.

31.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	Inline XBRL Instance Document.

101. SCH*	Inline XBRL Taxonomy Extension Schema Document.

101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: September 30, 2024	By:	/s/ James Nathanielsz
James Nathanielsz
Chief Executive Officer,
Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Nathanielsz	Chief Executive Officer, Chief Financial Officer, Director	September 30, 2024
James Nathanielsz	(Principal Executive Officer and Principal Financial Officer)

/s/ Julian Kenyon	Chief Scientific Officer and Director	September 30, 2024
Julian Kenyon

/s/ Josef Zelinger	Director	September 30, 2024
Josef Zelinger

