Form 10-Q
period 2024-09-30
Propanc Biopharma, Inc.
filed 2024-11-14
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 14, 2024, there were 789,899,183 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at September 30, 2024 (unaudited) and June 30, 2024	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2024 and 2023 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Deficit for each of the three months in the periods ended September 30, 2024 and 2023 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2024 and 2023 (unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-6

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2024	June 30, 2024
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$9,268	$21,085
GST tax receivable	3,309	2,950
Prepaid expenses and other current assets	8,957	1,406

TOTAL CURRENT ASSETS	21,534	25,441

Deferred offering costs	27,117	27,117
Security deposit - related party	2,081	2,008
Operating lease right-of-use assets, net - related party	12,912	17,799

TOTAL ASSETS	$63,644	$72,365

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,238,589	$1,213,335
Accrued expenses and other payables	875,199	792,190
Accrued interest	111,652	94,612
Loans payable	145,091	145,091
Loans payable - related parties	227,328	71,629
Notes payable, net of discount	213,109	204,694
Convertible notes, net of discounts and including put premiums	381,789	399,325
Operating lease liability - related party, current portion	14,185	19,362
Embedded conversion option liabilities	134,234	133,886
Due to former director - related party	30,840	29,759
Loan from former director - related party	51,326	49,528
Employee benefit liability	677,902	639,371

TOTAL CURRENT LIABILITIES	4,101,244	3,792,782

NON-CURRENT LIABILITIES:
Loan payable - long-term - related party, net of discount	70,485	58,642

TOTAL NON-CURRENT LIABILITIES	70,485	58,642

TOTAL LIABILITIES	$4,171,729	$3,851,424

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of September 30, 2024 and June 30, 2024	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 688,022,017 and 478,802,488 shares issued and outstanding as of September 30, 2024 and June 30, 2024, respectively	688,022	478,802
Additional paid-in capital	61,132,262	61,217,255
Accumulated other comprehensive income	1,170,638	1,269,581
Accumulated deficit	(67,052,530)	(66,698,220)
Treasury stock ($0.001 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(4,108,085)	(3,779,059)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$63,644	$72,365

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,
	2024	2023

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	220,759	393,828
Occupancy expenses - related party	8,317	7,149
Research and development	61,714	16,242
TOTAL OPERATING EXPENSES	290,790	417,219

LOSS FROM OPERATIONS	(290,790)	(417,219)

OTHER INCOME (EXPENSE)
Interest expense	(86,230)	(178,234)
Interest income	1	17
Derivative expense	(27,182)	(77,721)
Change in fair value of derivative liabilities	52,787	303,929
Gain (loss) on extinguishment of debt, net	(11,319)	34,310
Foreign currency transaction gain (loss)	8,423	(15,948)
TOTAL OTHER INCOME (EXPENSE), NET	(63,520)	66,353

LOSS BEFORE TAXES	(354,310)	(350,866)

Tax benefit	-	-

NET LOSS	$(354,310)	$(350,866)

Deemed Dividend	-	(142,575)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(354,310)	$(493,441)

BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS	$(0.00)	$(0.04)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	590,937,498	10,989,681

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(354,310)	$(493,441)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	(98,943)	73,674

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(98,943)	73,674

TOTAL COMPREHENSIVE LOSS	$(453,253)	$(419,767)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023

(Unaudited)

	Preferred Stock						Common Stock				Accumulated
	Series A		Series B		Common Stock		Issuable		Additional		Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2023	-	$-	1	$-	6,031,250	$6,031	1,621,653	$1,621	$60,311,502	$(64,684,732)	$1,294,876	$(46,477)	$(3,117,179)

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	4,898,307	4,899	626,229	626	223,665	-	-	-	229,190

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	2,282,000	2,282	-	-	(2,282)	-	-	-	-

Issuance of common stock for issuable shares	-	-	-	-	1,621,653	1,621	(1,621,653)	(1,621)	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	34,838	-	-	-	34,838

Relative fair value of warrant granted in connection with a loan payable - related party	-	-	-	-	-	-	-	-	141,084	-	-	-	141,084

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	73,674	-	73,674

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	142,575	(142,575)	-	-	-

Net loss for the three months ended September 30, 2023	-	-	-	-	-	-	-	-	-	(350,866)	-	-	(350,866)

Balance at September 30, 2023	-	$-	1	$-	14,833,210	$14,833	$626,229	$626	$60,851,382	$(65,178,173)	$1,368,550	$(46,477)	$(2,989,259)

	Preferred Stock						Common Stock				Accumulated
	Series A		Series B		Common Stock		Issuable		Additional		Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2024	-	$-	1	$-	478,802,488	$478,802	-	$-	$61,217,255	$(66,698,220)	$1,269,581	$(46,477)	$(3,779,059)

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	194,219,529	194,220	-	-	(94,329)	-	-	-	99,891

Issuance of common stock for services	-	-	-	-	15,000,000	15,000	-	-	-	-	-	-	15,000

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	9,336	-	-	-	9,336

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(98,943)	-	(98,943)

Net loss for the three months ended September 30, 2024	-	-	-	-	-	-	-	-	-	(354,310)	-	-	(354,310)

Balance at September 30, 2024	-	$-	1	$-	688,022,017	$688,022	-	$-	$61,132,262	$(67,052,530)	$1,170,638	$(46,477)	$(4,108,085)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(354,310)	$(350,866)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance of common stock for services	7,500	-
Foreign currency transaction loss (gain)	(8,423)	15,948
Depreciation expense	-	134
Amortization of debt discounts	56,983	69,457
Amortization of right-of-use assets	5,534	5,128
Change in fair value of derivative liabilities	(52,787)	(303,929)
Derivative expense	27,182	77,721
Loss (gain) on extinguishment of debt, net	11,319	(34,310)
Non-cash interest expense	2,548	1,437
Accretion of put premium	-	88,846
Changes in Assets and Liabilities:
GST receivable	(251)	132
Prepaid expenses and other assets	-	(14,468)
Refundable advance deposit	-	(116,169)
Accounts payable	(18,797)	148,834
Employee benefit liability	15,317	12,275
Accrued expenses and other payables	54,457	55,693
Accrued interest	24,093	15,712
Operating lease liability	(5,880)	(5,032)
NET CASH USED IN OPERATING ACTIVITIES	(235,515)	(333,457)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	60,000	220,000
Repayment of convertible note	-	(142,909)
Proceeds from note payable	-	120,000
Proceeds from loans payable - related parties	155,699	153,256
NET CASH PROVIDED BY FINANCING ACTIVITIES	215,699	350,347

Effect of exchange rate changes on cash	7,999	(20,312)

NET DECREASE IN CASH	(11,817)	(3,422)

CASH AT BEGINNING OF PERIOD	21,085	10,047

CASH AT END OF PERIOD	$9,268	$6,625

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$2,606	$2,713
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$9,336	$34,838
Conversion of convertible notes and accrued interest to common stock	$51,978	$114,131
Debt discounts related to derivative liability	$60,000	$70,000
Relative fair value of warrant granted in connection with a loan payable - related party	$-	$141,084
Deemed dividend upon alternate cashless exercise of warrants	$-	$142,575
Issuance of common stock for prepaid service	$7,500	$-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

On July 22, 2016, the Company formed another wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of September 30, 2024, there has been no activity within this entity.

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

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our consolidated results of operations for the three months ended September 30, 2024 and 2023 and cash flows for the three months ended September 30, 2024 and 2023 and our consolidated financial position at September 30, 2024 have been made. The Company’s results of operations for the three months ended September 30, 2024 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2025.

Certain information and disclosures normally included in the notes to the Company’s annual audited consolidated financial statements have been condensed or omitted from the Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2024. The June 30, 2024 balance sheet is derived from those statements.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive wholly-owned subsidiary through September 30, 2024 and still remains inactive.

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

September 30, 2024

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

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that the intercompany loans will not be repaid in the foreseeable future and thus, per Accounting Standards Codification (“ASC”) 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). As of September 30, 2024 and 2023, the Company recognized a cumulative exchange gain (loss) of approximately $677,000 and $669,000, respectively, on intercompany loans made by the parent to the subsidiary that have not been repaid as of September 30, 2024, which is included as a component of accumulated other comprehensive income on the accompanying condensed consolidated balance sheets.

As of September 30, 2024 and June 30, 2024, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2024	June 30, 2024
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.6936	0.6693
Average exchange rate for the period
USD : AUD exchange rate	0.6668	0.6557

The change in Accumulated Other Comprehensive Income by component during the three months ended September 30, 2024 was as follows:

Foreign Currency Items:
Balance, June 30, 2024	$1,269,581
Unrealized foreign currency translation loss	(98,943)
Ending balance, September 30, 2024	$1,170,638

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

September 30, 2024

(Unaudited)

Level 3: Unobservable inputs in which little or no market data exists, therefore developed using estimates and assumptions developed by us, which reflect those that a market participant would use.

Also see Note 11 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of September 30, 2024 or June 30, 2024.

Refundable Advance Deposit

In August 2023, the Company paid a refundable advance deposit of $120,958 which consisted primarily of a deposit paid to a potential lender to be used as payment for a loan insurance premium related to a future loan transaction with the Company. In the event, the future loan transaction does not close, the potential lender shall return the refundable advance deposit. During fiscal year 2024, the Company recorded an allowance for the recoverability of this refundable advance deposit of $120,958.

Deferred Offering Costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized and consist principally of professional, underwriting and other expenses incurred through the balance sheet date that are directly related to the Company’s proposed public offering. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of September 30, 2024 and June 30, 2024, the Company had recorded $27,117 in deferred offering costs for both periods.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through September 30, 2024 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

September 30, 2024

(Unaudited)

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

As of September 30, 2024 and June 30, 2024, the Company was owed $3,309 and $2,950, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the three months ended September 30, 2024 and 2023 were $61,714 and $16,242, respectively.

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

September 30, 2024

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

	September 30, 2024	September 30, 2023
	(Unaudited)	(Unaudited)
Stock Options	0.06	0.06
Stock Warrants with no designations	15,003,306	15,003,306
Series A Warrants as if converted at alternate cashless exercise price	1,990,353,990	1,994,343,990
Series B Warrants	16	16
Series C Warrants as if converted at alternate cashless exercise price *	9,175,999,954	9,175,999,954
Unvested restricted stock	0.06	0.06
Convertible Debt	1,823,504,274	210,849,945
Total	13,004,861,540.12	11,396,197,211.12

*	Only convertible ratably upon exercise of Series B Warrants

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

In August 2020, the FASB issued Accounting Standards Update (“ASU”) 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging Contracts in Entity’s Own Equity (Subtopic 815-40), which eliminates the beneficial conversion and cash conversion accounting models for convertible instruments, amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions, and modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS calculation. The standard is effective for annual periods beginning after December 15, 2023 for smaller reporting companies, and interim periods within those reporting periods. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those reporting periods. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements or disclosures.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the three months ended September 30, 2024, the Company had no revenues, had a net loss of $354,310, and had net cash used in operations of $235,515. Additionally, As of September 30, 2024, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $4,079,710, $4,108,085, and $67,052,530, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issue date of this Quarterly Report.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following As of September 30, 2024 and June 30, 2024.

	September 30, 2024	June 30, 2024
	(Unaudited)
Office equipment at cost	$26,471	$25,543
Less: Accumulated depreciation	(26,471)	(25,543)

Total property, plant, and equipment	$-	$-

Depreciation expense for the three months ended September 30, 2024 and 2023 were $0 and $134, respectively.

NOTE 4 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to former director – related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company, such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at September 30, 2024 and June 30, 2024 were $30,840 and $29,759, respectively. The Company plans to repay the advances as its cash resources allow (see Note 9).

NOTE 5 – LOANS

Loan from Former Director - Related Party

Loan from the Company’s former director at September 30, 2024 and June 30, 2024 were $51,326 and $49,528, respectively. The loan bears no interest and is payable on demand. The Company did not repay any amount on this loan during the three months ended September 30, 2024 and 2023, respectively (see Note 9).

Loans payable - Related Parties

Between November 2023 and May 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $71,629. Additionally, in August 2024, the same affiliated institutional investor loaned the Company an amount of 85,000 AUD ($57,639 USD). These loans bear no interest and are payable on demand.

Effective August 1, 2024, the Company entered into and closed a loan agreement (the “Loan”) with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $150,000 AUD ($98,060 USD). The Company used the net proceeds for general working capital purposes. The maturity date of the Loan is November 1, 2024, or sooner at the discretion of the Company, and the Loan bears an interest rate of 12% per annum and default interest rate of 18% per annum. The Company has the right to prepay in full at any time with no prepayment penalty. By mutual consent the amount can be repaid via the issuance of common stock of the Company (upon uplisting on NASDAQ) and the strike price shall be at a 35% discount to lowest daily balance of the five preceding trading days. As of the date of filing this report, such Loan is past due and currently in default.

The loans payable – related parties amounted to $227,328 and $71,629 as of September 30, 2024 and June 30, 2024, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Loan payable -long-term- Related Party

On July 5, 2023, the Company and an institutional investor affiliated with one of our directors, Josef Zelinger, entered into a letter agreement, pursuant to which such investor loaned the Company an aggregate of $230,000 AUD ($153,256 USD). Pursuant to such agreement, the term of such loan is three (3) years, ending on July 5, 2026, with an interest rate of 10% to be paid monthly in arrears. In connection with such loan, the Company issued 15,000,000 warrants to purchase common stock to such investor immediately exercisable at an initial exercise price of $0.01 per share (subject to certain adjustments such as stock dividend, stock splits, subsequent right offering and pro-rata distribution) with an expiry date of July 5, 2026. The Company accounted for the 15,000,000 warrants issued with this loan payable as debt discount by using the relative fair value method. The total debt discount which is equivalent to the relative fair value of the warrants of $141,084 was based on a fair value determination using a Black-Scholes model with the following assumptions: stock price at valuation date of $0.119 based on the closing price of common stock at date of grant, exercise price of $0.01, dividend yield of zero, expected term of 3.00, a risk-free rate of 4.59%, and expected volatility of 268%. The debt discount shall be amortized over the term of this loan. A portion of the proceeds of such loan were used to repay an outstanding balance of approximately $143,000 due on a convertible note held by a third-party investor and which had been in default.

Accrued interest from this loan amounted to $15,158 as of June 30, 2024. Amortization of debt discount from this loan for fiscal year 2024 was $46,470. The total principal outstanding under this loan was $153,256 and remaining unamortized debt discount of $94,614 as of June 30, 2024 as reflected in the accompanying condensed consolidated balance sheet as loan payable – long-term – related party, net of discount of $58,642.

Accrued interest from this loan amounted to $19,020 as of September 30, 2024. Amortization of debt discount for the three months ended September 30, 2024 was $11,843. The total principal outstanding under this loan was $153,256 and remaining debt discount of $82,771 as of September 30, 2024 as reflected in the accompanying condensed consolidated balance sheet as loan payable – long-term – related party, net of discount of $70,485.

Loan Payable

Crown Bridge Securities Purchase Agreement

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC (“Crown Bridge”), pursuant to which Crown Bridge purchased a convertible promissory note from the Company (the “Crown Bridge Note”), which had a remaining principal balance of $65,280 as of June 30, 2024. The maturity date of the Crown Bridge Note was October 3, 2020 and is currently past due. The Crown Bridge Note bore interest at a default interest rate of 15% per annum. In August 2022, the SEC filed a complaint against Crown Bridge due to its violation of Section 15(a)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Crown Bridge agreed to surrender all conversion rights in its currently held convertible notes, including the Crown Bridge Note. Consequently, during fiscal year 2023, the Company reclassified the remaining principal balance of $65,280 from a convertible note into a loan payable which is the principal balance at September 30, 2024 and June 30, 2024. Additionally, the Company recorded the remaining put premium of $43,520 into gain on extinguishment of debt during fiscal year 2023. The total accrued interest from this loan amounted to $48,009 and $45,541 as of September 30, 2024 and June 30, 2024, respectively.

Loans Payable - others

In June 2024, the Company entered into loan agreements with two investors who loaned the Company an aggregate of $120,000 AUD ($79,811 USD). The maturity dates of these loans are both in June 2025. These loans bear interest at a rate of 12% per annum. As of September 30, 2024 and June 30, 2024, the total balance of these loans amounted to $79,811 for both periods and accrued interest of $3,079 and $665, respectively.

The aggregate principal outstanding on the above loans was $145,091 as of September 30, 2024 and June 30, 2024.

Loan in default

The Crown Bridge Note is currently past due and in default, consisting of $65,280 principal and $48,009 accrued interest, which includes interest accruing at the default interest rate at 15%.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES

Promissory Note

On August 15, 2023, the Company issued to an institutional investor (the “August 2023 Lender”) a 10% original issue discount promissory note (the “Promissory Note”) in consideration for $120,000, which has a principal face amount of $132,000, matured on November 15, 2023 and accrued interest at a rate of 10% per annum, and was increased to 18% due to the event of a default. The Company had the right to prepay the principal and accrued but unpaid interest due under the Promissory Note, together with any other amounts that the Company may owe the August 2023 Lender under the terms of the Promissory Note, on or before September 14, 2023 at a 110% premium of the face amount plus accrued and unpaid interest and any other amounts owed to the August 2023 Lender, which increases to (i) 120% if prepaid after such date, but on or before October 14, 2023, and (ii) 130% if prepaid after October 14, 2023 (including on the maturity date), unless the Company and the Lender agree to otherwise effect repayment. The Promissory Note contains certain customary events of default set forth in the Promissory Note, including, among others, breach of covenants, representations or warranties, insolvency, bankruptcy, liquidation and failure by the Company to pay the principal and interest due under the Promissory Note. On May 7, 2024, the August 2023 Lender notified the Company that the 130% default repayment plus interest will be waived and shall extend the maturity of the Promissory Note to September 30, 2024. As of the date of filing this report, such Promissory Note is past due and currently in default.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Accrued interest from this note amounted to $18,863 and $15,536 as of September 30, 2024 and June 30, 2024, respectively. Amortization of debt discount from the promissory note for fiscal year 2024 was $12,000. The total principal outstanding under this note was $132,000 and remaining debt discount of $0 as of September 30, 2024 and June 30, 2024 as reflected in the accompanying condensed consolidated balance sheet as note payable of $132,000.

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

As of September 30, 2024 and June 30, 2024 the total balance of these 1800 Diagonal Lending promissory notes amounted to $98,400 for both periods and accrued interest of $4,913 and $1,193, respectively.

The total balance of the above three promissory notes, net of unamortized discount of $17,291 was $213,109 at September 30, 2024. The total balance of the above three promissory notes, net of unamortized discount of $25,706 was $204,694 at June 30, 2024.

Convertible Notes

The Company’s convertible notes outstanding at September 30, 2024 and June 30, 2024 were as follows:

	September 30, 2024 (Unaudited)	June 30, 2024
Convertible notes and debenture	$334,625	$313,550
Unamortized discounts	(68,129)	(38,854)
Premium, net	115,293	124,629
Convertible notes, net	$381,789	$399,325

ONE44 Capital Securities Purchase Agreements

August 15, 2022 Securities Purchase Agreement

On August 15, 2022, the Company entered into a securities purchase agreement with ONE44, pursuant to which ONE44 purchased a convertible redeemable note (the “August 15, 2022 ONE44 Note”) from the Company in the aggregate principal amount of $110,000, such principal and the interest thereon were convertible into shares of the common stock at the option of ONE44 any time after the six-month anniversary of the August 15, 2022 ONE44 Note. The transaction contemplated by such purchase agreement closed on August 16, 2022. The August 15, 2022 One44 Note contained an original issue discount amount of $10,000. Pursuant to the terms of such purchase agreement, the Company paid $5,500 for ONE44’s legal fees. The Company used the net proceeds from the August 15, 2022 ONE44 Note for general working capital purposes. The maturity date of the August 15, 2022 One44 Note was August 15, 2023. The August 15, 2022 ONE44 Note bore interest at a rate of 10% per annum, which was payable in shares of common stock, but was not payable until the maturity date or upon acceleration or by prepayment of such note. The August 15, 2022 ONE44 Note was fully converted in fiscal year 2024.

February 14, 2023 Securities Purchase Agreement

On February 14, 2023, the Company entered into a securities purchase agreement with ONE44, pursuant to which ONE44 purchased a convertible redeemable note (the “February 14, 2023 ONE44 Note”) from the Company in the aggregate principal amount of $111,111, such principal and the interest thereon were convertible into shares of the common stock at the option of ONE44 any time after the six-month anniversary of the February 14, 2023 ONE44 Note. The transaction contemplated by such purchase agreement closed on February 14, 2023. The February 14, 2023 One44 Note contained an original issue discount amount of $11,111. Pursuant to the terms of such purchase agreement, the Company paid $5,500 for ONE44’s legal fees. The Company used the net proceeds from the February 14, 2023 ONE44 Note for general working capital purposes. The maturity date of the February 14, 2023 One44 Note was February 14, 2024. The February 14, 2023 ONE44 Note bore interest at a rate of 10% per annum, which interest was payable in shares of common stock, but was not payable until the maturity date or upon acceleration or by prepayment of such note. The February 14, 2023 One44 Note was fully converted in fiscal year 2024.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

The total principal amount outstanding under the above ONE44 financing agreements was $105,800 and accrued interest was $8,645 as of September 30, 2024 following conversion of $13,500 of the principal balance and $841 accrued interest during the three months ended September 30, 2024. Accordingly, $9,000 of the put premium was released to additional paid in capital in respect to the ONE44 financing agreements during the three months ended September 30, 2024 following conversion of the principal balance.

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

The maturity date of the GS Capital Note was February 23, 2024 and is currently in default. The GS Capital Note bore an interest at a rate of 8% per annum and was increased to 24% due to the event of a default, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note is equal to $0.04 per share, provided that the fixed price will be reduced to $0.02 per share in the event that the market price of the Common Stock trades below $0.03 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

The maturity date of the GS Capital Note was April 12, 2024 and is currently in default. The GS Capital Note bore interest at a rate of 8% per annum and was increased to 24% due to the event of a default, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note is equal to $0.015 per share, provided that the fixed price will be reduced to $0.01 per share in the event that the market price of the Common Stock trades below $0.0075 per share for ten consecutive trading days. In the event of a default under the note and unless the fixed price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default.

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

The maturity date of the GS Capital Note is October 12, 2024. The GS Capital Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note is equal to $0.0017 per share, provided that the fixed price will be reduced to $0.001 per share in the event that the market price of the Common Stock trades below $0.0014 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default. As of the date of filing this report, such GS Capital Note is past due and currently in default.

August 2, 2024 Securities Purchase Agreement

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

The maturity date of the GS Capital Note is February 2, 2025. The GS Capital Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note is equal to $0.0017 per share, provided that the fixed price will be reduced to $0.001 per share in the event that the market price of the Common Stock trades below $0.0014 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default.

September 20, 2024 Securities Purchase Agreement

On September 20, 2024, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, pursuant to which GS Capital purchased a convertible redeemable note from the Company in the aggregate principal amount of $33,000, such principal and the interest thereon are convertible into shares of the Company’s common stock at the option of GS Capital. The GS Capital Note contains a $3,000 original issue discount. The Company used the net proceeds from the GS Capital Note for general working capital purposes.

The maturity date of the GS Capital Note is March 20, 2025. The GS Capital Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note is equal to $0.0003 per share, provided that the fixed price will be reduced to $0.0001 per share in the event that the market price of the Common Stock trades below $0.0003 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

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

The total principal outstanding and accrued interest under the above GS Capital notes were $110,500 and $8,364, respectively, as of June 30, 2024, following conversion of $130,800 of the principal balance, $8,700 accrued interest (including $1,254 at default interest rate) and $3,832 conversion fees during the year ended June 30, 2024. During fiscal year 2024, an aggregate total of $110,500 of the above GS Capital notes were bifurcated with the embedded conversion option which were recorded as derivative liabilities at fair value as of June 30, 2024 (see Note 11).

The total principal outstanding and accrued interest under the above GS Capital notes were $145,700 and $7,902, respectively, as of September 30, 2024, following conversion of $30,800 of the principal balance and $2,212 accrued interest during the three months ended September 30, 2024. During the three months ended September 30, 2024, an aggregate total of $66,000 of the above GS Capital notes were bifurcated with the embedded conversion option which were recorded as derivative liabilities at fair value (see Note 11).

One GS Capital note with principal amount of $52,200 is currently in default and accrues at a default interest rate of 24% per annum.

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

September 30, 2024

(Unaudited)

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

The total principal amount outstanding under the above 104 financing agreements was $83,750 and accrued interest was $1,429 as of June 30, 2024. The total principal outstanding and accrued interest under the above 104 financing agreements were $83,125 and $0, respectively, as of September 30, 2024, following conversion of $625 of the principal balance and $4,000 accrued interest during the three months ended September 30, 2024.

Outstanding convertible notes in default

Outstanding convertible notes for total principal amount of $83,000 with maturity dates between February 23, 2024 and April 12, 2024 are currently in default as of the date of this filing.

Amortization of debt discounts

The Company recorded $66,000 and $92,500 of debt discounts related to the above note issuances during the three months ended September 30, 2024 and 2023, respectively. The Company recorded $0 and $88,846 of put premiums related to the above note issuances during the three months ended September 30, 2024 and 2023, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the three months ended September 30, 2024 and 2023 was $56,983 and $69,457, respectively.

The Company reclassified $9,336 and $34,838 in put premiums to additional paid in capital following conversions during the three months ended September 30, 2024 and 2023, respectively.

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

September 30, 2024

(Unaudited)

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

On March 15, 2023, the Company filed a certificate with the Secretary of State of Delaware (the “Certificate of Retirement”), effecting the retirement and cancellation of the Series A Preferred Stock to eliminate such Series A Preferred Stock. No shares of Series A Preferred Stock are currently outstanding as they were redeemed by the Company in March 2023. There were no shares of Series A Preferred Stock issued and outstanding as of September 30, 2024 and June 30, 2024 for both periods.

Pursuant to a certificate of designation filed with the Secretary of State of the State of Delaware on June 16, 2015, five shares of preferred stock have been designated as Series B Preferred Stock, par value $0.01 per share, of the Company (“Series B Preferred Stock”). Each holder of shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of September 30, 2024 and June 30, 2024. Mr. Nathanielsz, the Company’s Chief Executive Officer, directly beneficially owns such one share of Series B Preferred Stock.

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued during three months ended September 30, 2024 and fiscal year 2024.

Common Stock:

Shares issued for conversion of convertible debt

From July 1, 2024 through September 30, 2024, the Company issued an aggregate of 194,219,529 shares of its common stock at an average contractual conversion price of $0.0002 as a result of the conversion of principal of $44,925, interest of $7,053 and conversion fees $2,548 underlying certain outstanding convertible notes converted during such period.

Included in the above conversion during the three months ended September 30, 2024, were principal aggregate amount of convertible notes of $30,800, accrued interest of $2,212 and conversion fees of $798 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $79,176, resulting in a loss on extinguishment at the time of conversion of $45,365 and $34,046 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net loss of $11,319 which is included in gain (loss) on extinguishment of debt in the accompanying condensed consolidated statements of operations.

The Company reclassified $9,336 from put premium liabilities to additional paid in capital following conversions during the three months ended September 30, 2024.

The Company has 7,100,870,280 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at September 30, 2024.

Shares issued for services

On August 12, 2024, the Company entered into a consulting agreement with two consultants to provide investor relation services from August 12, 2024 to October 12, 2024 for a total fee of $7,500 for each consultant. In August 2024, the Company issued an aggregate of 15,000,000 shares of common stock to the consultants related to this consulting agreement. Those shares were valued at approximately $0.001 per share or $15,000, being the closing price of the stock on the date of grant to such consultants. During the three months ended September 30, 2024, the Company recorded stock-based compensation of $7,500 and prepaid stock-based expense of $7,500 as of September 30, 2024.

Restricted Stock Units

Pursuant to employment agreements dated in May 2019, the Company granted an aggregate of 0.078 and 0.039 restricted stock unit to the Company’s Chief Executive Officer and Chief Scientific Officer, respectively. The total 0.117 restricted stock units are subject to vesting terms as defined in the employment agreements. The 0.117 restricted stock units were valued at the fair value of approximately $4,250,000 per unit or $497,240 based on the quoted trading price on the date of grant. There were $248,620 unrecognized restricted stock units expense as of September 30, 2024 and June 30, 2024. There are 0.06 unvested restricted stock units which are subject to various performance conditions which have not yet been met and such restricted stock units have not yet vested as of September 30, 2024 to which the $248,620 relates to.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Stock Warrants:

The following table summarizes warrant activity for the three months ended September 30, 2024:

			Weighted
	Number of		Average
	Shares		Price Per Share
Outstanding at June 30, 2024	15,003,396		$1.24
Granted	-		-
Exercised	-		-
Forfeited	-		-
Expired	-		-
Outstanding at September 30, 2024	15,003,396	*	$1.24

Exercisable at September 30, 2024	15,003,378		$1.24
Outstanding and Exercisable:

Weighted average remaining contractual term	1.76
Aggregate intrinsic value	$-

*	The total warrants of 15,003,396 above which are exercisable into common stock consisted of the following:

	Number of Warrants	Exercisable
Series A warrants	10	10
Series B warrants	16	16
Series C warrants	64	46
Warrants with no class designation	15,003,306	15,003,306
Total	15,003,396	15,003,378

Stock Options:

A summary of the Company’s option activity during the three months ended September 30, 2024 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price Per Share
Outstanding at June 30, 2024	0.059	$4,533,000
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2024	0.059	$4,533,000

Exercisable at September 30, 2024	0.059	$4,533,000
Outstanding and Exercisable:

Weighted average remaining contractual term	4.62
Weighted average fair value of options granted during the period	$-
Aggregate intrinsic value	$-

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

During the three months ended September 30, 2024 and 2023, the Company recognized stock-based compensation of $0 for both periods from vested stock options. There was $0 of unvested stock options expense as of September 30, 2024. No stock options were granted during the three months ended September 30, 2024.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Proposed Reverse Stock Split (Unaudited)

On August 7, 2024, the Company received written consent in lieu of a meeting by the holders of a majority of the voting power of the Company’s outstanding capital stock as of August 7, 2024 and the Company’s Board of Directors approving such actions as are necessary for the Company to proceed to, and the Company accordingly intends to, effectuate and execute a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of one post-split share per sixty thousand pre-split shares (1:60,000) (the “Reverse Stock Split”). Proportional adjustments for the Reverse Stock Split will be made to the Company’s outstanding stock options, warrants and equity incentive plans. The Company is awaiting the approval of Financial Industry Regulatory Authority (“FINRA”) for the market effectiveness of the Reverse Stock Split.

The unaudited pro forma tables below show the losses per share prior to the reverse split and following the reverse split. A key assumption to the loss per share calculation is that post-reverse split price is equal to the pre-reverse split times the number of shares from the ratio.

Historical per share data – (Pre- Split basis)	Three months Ended September 30, 2024	Three months Ended September 30, 2023

Net loss available to Common Stockholders	$354,310	$493,441
Basic and diluted weighted average shares outstanding	590,937,498	10,989,681
Basic and diluted net loss per share	$0.00	$0.04

The table below reflects the reverse split of 1:60,000.

Historical per share data – (Post- Split basis)	Three months Ended September 30, 2024	Three months Ended September 30, 2023

Net loss available to Common Stockholders	$354,310	$493,441
Basic and diluted weighted average shares outstanding	9,849	183
Basic and diluted net loss per share	$35.97	$2,696.40

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

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure on the September 30, 2024 and June 30, 2024 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Collaboration Agreement

On September 13, 2018, the Company entered into a two-year collaboration agreement with the University of Jaén (the “University”) to provide certain research On September 13, 2018, the Company entered into a two-year collaboration agreement with the University of Jaén (the “University”) to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the University approximately 52,000 Euros ($59,508 USD) in year one and a maximum of 40,000 Euros ($45,775 USD) in year two. Additionally, in exchange for full ownership of the intellectual property, the Company agreed to pay royalties of 2% of net revenues to the University.

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

- 8,000 Euros ($8,091 USD) in September 2022 (unpaid),

- 7,000 Euros ($7,080 USD) in December 2022 (unpaid),

- 10,000 Euros ($10,114 USD) in March 2023 (unpaid), and

- 10,000 Euros ($10,114 USD) in July 2023 (unpaid).

The commencement date for the experiments was on September 1, 2022, and the estimated length of time for completion was 24 months.

As of September 30, 2024 and June 30, 2024, the Company has $54,327 and $47,531, respectively, balance due to the University for unreimbursed lab fees, which are included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. As of September 30, 2024 and June 30, 2024, there are no royalty fees owed to the University.

Consulting Agreement

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

September 30, 2024

(Unaudited)

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

The Company will be responsible for and will pay all expenses relating to the Offering as defined in the Agreement. Additionally, the Company will provide an expense advance (the “Advance”) to the Consultant of $50,000, of which $25,000 was payable upon the execution of the Agreement and $25,000 of which is payable upon the initial filing of a registration statement. The Company paid $25,000 in May 2024 and has been recorded as deferred offering cost as of September 30, 2024 and June 30, 2024. No payment was made during the three months ended September 30, 2024.

Operating Leases

On May 4, 2022, the Company entered in a three-year lease agreement with North Horizon Pty Ltd., a related party, (see Note 9) for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes. On May 4, 2022, the Company recorded right-of-use assets $66,201 and total lease liabilities of $66,201 based on an incremental borrowing rate of 8%.

ROU is summarized below:

	September 30, 2024 (Unaudited)	June 30, 2024
Office lease	$66,201	$66,201
Less: accumulated amortization	(53,289)	(48,402)
Right-of-use asset, net	$12,912	$17,799

Operating Lease liabilities are summarized below:

	September 30, 2024	June 30, 2024
Office lease	$66,201	$66,201
Reduction of lease liability	(52,016)	(46,839)
Less: office lease, current portion	(14,185)	(19,362)
Long term portion of lease liability	$-	$-

Remaining future minimum lease payments under non-cancelable operating lease at September 30, 2024 are as follows:

Fiscal Year 2025	$14,566
Imputed interest	(381)
Total operating lease liability	$14,185

The weighted average remaining lease term for the operating lease is 0.51 years as of September 30, 2024.

NOTE 9 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors.

These transactions have included the following:

As of September 30, 2024 and June 30, 2024, the Company owed its former director a total of $30,840 and $29,759, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (see Note 4).

As of September 30, 2024 and June 30, 2024, the Company owed its former director a total of $51,326 and $49,528, respectively, for money loaned to the Company, throughout the years. The total loans balance owed at September 30, 2024 and June 30, 2024 is not interest bearing (see Note 5).

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease had a five-year term and provided for annual rental payments of $39,600 AUD or $28,325 USD, which includes $3,600 AUD or $2,575 USD of goods and service tax for total payments of $198,000 AUD or $141,629 USD during the term of the lease. Such lease expired in May 2021 and was renewed for another one-year term from May 2021 to May 2022. On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd. for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes. As of September 30, 2024 and June 30, 2024, total rent payable of $203,129 AUD ($140,890 USD) and $194,129 AUD ($129,930 USD), respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheet. Rent expense under those lease was $8,317 and $7,149 for the three months ended September 30, 2024 and 2023, respectively and reflected as occupancy expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

Loans payable - Related Parties

Between November 2023 and May 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $71,629. Additionally, in August 2024, the same affiliated institutional investor loaned the Company an amount of 85,000 AUD ($57,639 USD). These loans bear no interest and are payable on demand (see Note 5).

Effective August 1, 2024, the Company entered into and closed a loan agreement (the “Loan”) with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $150,000 AUD ($98,060 USD). The Company intends to use the net proceeds therefrom for general working capital purposes. The maturity date of the Loan is November 1, 2024, or sooner at the discretion of the Company, and the Loan bears an interest rate of 12% per annum and default interest rate of 18% per annum. The Company has the right to prepay in full at any time with no prepayment penalty. By mutual consent the amount can be repaid via the issuance of common stock of the Company (upon uplisting on NASDAQ) and the strike price shall be at a 35% discount to lowest daily balance of the five preceding trading days (see Note 5).

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

Pursuant to a February 25, 2016 board resolution, James Nathanielsz was paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile which car allowance expired in August 2022. For the fiscal years ended June 30, 2024 and 2023, $17,714 USD and $3,344 USD, respectively, was paid to Mr. Nathanielsz for use of a vehicle. For the three months ended September 30, 2024, 3,557 AUD ($2,372 USD) was paid to Mr. Nathanielsz for use of a vehicle.

On August 12, 2021, the Board approved a bonus of $177,840 USD. A total of $221,890 AUD ($166,418 USD) in payments were made against the bonuses during the year ended June 30, 2021 resulting in a remaining balance of $422,610 AUD ($316,957 USD) bonus payable as of June 30, 2021 which was included in accrued expenses in the accompanying consolidated balance sheet. On August 12, 2021, pursuant to the Cancellation Agreement, Mr. Nathanielsz agreed to cancel $177,840 of the bonus payable in exchange for 5,928,000 shares of the Company’s Common Stock. On August 1, 2022, the Board approved a bonus of $140,000 AUD or $96,810 USD. A total of $73,387 AUD ($48,905 USD) in payments were made in respect of the bonuses during the year ended June 30, 2023, resulting in a remaining balance of $107,937 AUD ($71,929 USD) bonus payable as of June 30, 2023 which was included in accrued expenses in the accompanying consolidated balance sheet. A total of $25,000 AUD ($16,070 USD) in payments were made in respect of the bonuses during the year ended June 30, 2024. In January 2024, the Board approved a bonus of $150,000 AUD or $102,195 USD resulting in a remaining balance of $217,540 AUD ($145,599 USD) bonus payable as of September 30, 2024 and June 30, 2024 for both periods which was included in accrued expenses in the accompanying condensed consolidated balance sheet.

Amended and Restated Employment Agreement

On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Mr. Nathanielsz for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD ($309,313 USD). Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase 0.04 shares of common stock (the “Nathanielsz Options”), with an exercise price per share of $4,675,000 (110% of the closing market price of the common stock on May 14, 2019 (or $4,250,000), the date of approval of such grant by the Board), (ii) 0.04 restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and (iii) an additional 0.04 restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Board on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. The Nathanielsz Options and Additional Nathanielsz RSU’s are subject to vesting periods pursuant to the Employment Agreement. There are 0.04 vested options and 0.04 restricted stock units that are considered issuable as of September 30, 2024 and June 30, 2024.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Amended and Restated Employment Agreement

On May 14, 2019, the Company entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD ($41,580 USD). In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase 0.02 shares of common stock (the “Kenyon Options”), with an exercise price per share of $4,250,000 (100% of the closing market price of the common stock on May 14, 2019, the date of approval of such grant by the Board), (ii) 0.02 restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional 0.02 restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan. The Kenyon Options have a term of 10 years from the date of grant. The Kenyon Options and Additional Kenyon RSU’s are subject to vesting periods pursuant to the Services Agreement. There are 0.02 vested options and 0.02 vested restricted stock unit that are considered issuable as of September 30, 2024 and June 30, 2024.

As of September 30, 2024 and June 30, 2024, total accrued salaries of $161,500 AUD ($112,016 USD) and $148,000 AUD ($97,044 USD), respectively, were included in accrued expenses in the accompanying condensed consolidated balance sheets.

Intercompany Loans

All intercompany loans were made by the parent to the Company’s subsidiary, Propanc PTY LTD, none of which has been repaid as of September 30, 2024. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment on the consolidated balance sheet as accumulated other comprehensive income.

NOTE 10 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through September 30, 2024.

The Company primarily relied on funding from one convertible and two non-convertible debt lenders and received net proceeds after deductions of $6,000 for original issue discounts and debt issue costs during the three months ended September 30, 2024 from each of the three lenders of $60,000, $57,639, and $98,060, respectively which represents approximately 28%, 27% and 45%, respectively of total proceeds received by the Company during the three months ended September 30, 2024.

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

Receivable Concentration

As of September 30, 2024 and June 30, 2024, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

September 30, 2024

(Unaudited)

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

Foreign Operations

As of September 30, 2024 and June 30, 2024, the Company’s operations are based in Camberwell, Australia; however, the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales, for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of September 30, 2024 and June 30, 2024, there has been no activity within this entity.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $145,700 (4 notes) and $110,500 (3 notes) of convertible debt, which were treated as derivative instruments outstanding at September 30, 2024 and June 30, 2024, respectively.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at September 30, 2024, the last trading day of the period ended September 30, 2024, was $0.0003. The volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at September 30, 2024 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended September 30, 2024)	September 30, 2024
Volatility	290-316%	282%
Expected Remaining Term (in years)	0.50	0.01 - 0.47
Risk Free Interest Rate	4.43-4.88%	4.65-5.53%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis As of September 30, 2024 and June 30, 2024:

	Balance at September 30, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$134,234	$—	$—	$134,234
Total	$134,234	$—	$—	$134,234

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

(Unaudited)

	Balance at June 30, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$133,886	$—	$—	$133,886
Total	$133,886	$—	$—	$133,886

The following is a roll forward for the three months ended September 30, 2024 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2024	$133,886
Initial fair value of embedded conversion option derivative liability recorded as debt discount	60,000
Initial fair value of embedded conversion option derivative liability recorded as derivative expense	27,182
Reduction of derivative liability upon debt conversion	(34,047)
Change in fair value included in statements of operations	(52,787)
Balance at September 30, 2024	$134,234

NOTE 12 – SUBSEQUENT EVENTS

Shares issued for conversion of convertible debt

In October 2024, the Company issued an aggregate of 101,877,166 shares of its common stock at a contractual conversion price of $0.0001, as a result of the conversion of principal of $10,300, interest of $828 and conversion fees of $1,097 underlying certain outstanding convertible notes converted during such period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Propanc Biopharma, Inc., and its wholly-owned Australian subsidiary, Propanc PTY LTD (collectively, “Propanc” or the “Company”) as of September 30, 2024 and for the three months ended September 30, 2024 and 2023 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2024 (this “Quarterly Report”). References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Propanc. This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “feel”, “forecast”, “intend”, “may,”, “outlook”, “plan”, “potential”, “predict”, “project,”, “seek”, “should”, “will”, “would” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Recent Developments

On August 7, 2024, we received written consent in lieu of a meeting by the holders of a majority of the voting power of our outstanding capital stock as of August 7, 2024 and our Board of Directors approving such actions as are necessary for us to proceed to, and accordingly intends to, effectuate and execute a reverse stock split of our issued and outstanding shares of common stock at a ratio of one post-split share per sixty thousand pre-split shares (1:60,000) (the “Reverse Stock Split”). Proportional adjustments for the Reverse Stock Split will be made to our outstanding stock options, warrants and equity incentive  plans. We are awaiting the approval of Financial Industry Regulatory Authority (“FINRA”) for the market effectiveness of the Reverse Stock Split.

On August 14, 2024, allowance for the Company’s “proenzyme composition” patent was received from the Canadian Intellectual Property Office (CIPO). The patent broadly captures both high dose and high ratio claims for future clinical doses of the company’s lead asset, PRP. This is the second Canadian patent either allowed or granted in this important North American jurisdiction. The proenzymes composition patent is an important part of the IP portfolio covering possible future clinical dosage ranges for PRP, as the Company advances to a Phase 1, First-In-Human (FIH) study in advanced cancer patients suffering from solid tumors.

On August 21, 2024, we reported that two scientific, peer reviewed journal articles published by the Company and its research partners reached 10 citations and 4,500 reads, respectively. Published data from the Company’s joint research and development program were generated in conjunction with the Universities of Jaén and Granada, Biosanitary Research Institute of Granada, and University Hospital, Spain.

On October 30, 2024, we filed an S-1 registration statement with the Securities and Exchange Commission for an underwritten offering that reflects the proposed reverse split of the outstanding Common Stock and treasury stock of the Company at an assumed 1- for- 60,000 ratio, which is anticipated to occur prior to the closing of the offering. Our Common Stock is currently quoted on the OTC Pink Marketplace operated by the OTC Markets Group Inc. (“OTC”) under the symbol “PPCB.” In connection with this offering, we have applied to have our Common Stock listed on the Nasdaq Capital Market under the symbol “PPCB.”

Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

For the Three months ended September 30, 2024, as compared to the Three months ended September 30, 2023.

Revenue

For the three months ended September 30, 2024 and 2023, we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense decreased to $220,759 for the three months ended September 30, 2024 as compared to $393,828 for the three months ended September 30, 2023. This decrease of approximately $173,000 is primarily attributable to a decrease of approximately $144,000 in general consulting, legal and investor relation fees and decrease in accounting fees of approximately $6,000, decrease of approximately $40,000 in employee remuneration expense offset by increase in stock-based expenses of approximately $8,000, increase in marketing expenses of $8,000 and increase in other general and administrative expenses of approximately $1,000.

Occupancy Expense

Occupancy expenses increased to $8,317 for the three months ended September 30, 2024 as compared to $7,149 for the three months ended September 30, 2023. This increase of approximately $1,000 is primarily attributable to exchange rate movements over the period when compared to the same period in 2023.

Research and Development Expenses

Research and development expenses were increased to $61,714 for the three months ended September 30, 2024 as compared to $16,242 for the three months ended September 30, 2023, an increase in research and development expenses of approximately $45,000.

Such research and development expenses are related to the two-year collaboration agreement with University of Jaén, which was executed in October 2020 to provide certain research services to the Company ending on October 2022, relating to the investigation of a fully synthetic recombinant version of PRP. Additionally, on July 27, 2022, the Company entered into another two-year research agreement with the University of Jaén to provide certain research and experiment services to the Company relating to the investigation of the effects of pancreatic proenzymes against the tumor microenvironment. Additionally, we also allocate a portion of the management’s salary to research and development expenses.

Interest Expense

Interest expense decreased to $86,230 for the three months ended September 30, 2024, as compared to $178,234 for the three months ended September 30, 2023. Interest expense is primarily comprised of approximately $57,000 of debt discount amortization and interest expense from accrual of interest expense and other financing fees for a total of approximately $29,000 for the for the three months ended September 30, 2023.

This decrease in interest expense of $92,004 is primarily attributable to the decrease in amortization of debt discount of approximately $12,000 and decrease of approximately $89,000 in accretion of put premium.

Derivative Expense

Derivative expense decreased to $27,182 for the three months ended September 30, 2024 as compared to $77,721 for the three months ended September 30, 2023. This decrease is primarily attributable to the decrease in issuance of convertible notes to GS Capital which initial value was bifurcated from the embedded conversion option and was recorded as derivative expense.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities were decreased to a gain of $52,787 for the three months ended September 30, 2024 as compared to a gain of $303,929 for the three months ended September 30, 2023. This decrease in gain of approximately $251,000 is primarily attributable to a decrease in fair value of the principal amount of convertible notes with bifurcated embedded conversion option derivatives as a result of the decrease in stock prices during the three months ended September 30, 2024.

Gain (Loss) on Extinguishment of Debt, net

During the three months ended September 30, 2024, notes with principal amounts totaling $30,800, accrued interest of $2,212 and conversion fees of $798 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $79,176, resulting in a loss on extinguishment at the time of conversion of $45,365 and $34,046 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net loss of $11,319 which is included in gain (loss) on extinguishment of debt in the accompanying condensed consolidated statements of operations.

During the three months ended September 30, 2023, notes with principal amounts totaling $70,800, accrued interest of $5,184 and conversion fees of $1,437 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $191,043, resulting in a loss on extinguishment at the time of conversion of $113,622 and $147,932 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net gain of $34,310 which is included in gain (loss) on extinguishment of debt in the accompanying condensed consolidated statements of operations.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain (loss) decreased to a loss of $8,423 for the three months ended September 30, 2024 as compared to a loss of ($15,948) for the three months ended September 30, 2023. This decrease of approximately $24,000 is partially attributable to the increase in exchange rates during the three months ended September 30, 2024.

Net loss

Net loss decreased to $354,310 for the three months ended September 30, 2024 as compared to a net loss of $350,866 for the three months ended September 30, 2023. The change relates to the factors discussed above.

Deemed dividend

The Company recognized the value of the effect of a down round feature related to our Series A warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $0 and $142,575 during the three months ended September 30, 2024 and 2023, respectively, and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants during the three months ended September 30, 2024 and 2023, respectively.

Net loss available to common stockholders

Net loss available to common stockholders decreased to $354,310 for the three months ended September 30, 2024 as compared to a net loss available to common stockholders of $493,441 for the three months ended September 30, 2023. This decrease of approximately $139,000 is primarily attributable to the change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2024, we had total assets of $63,644, comprised primarily of cash of $9,268, GST tax receivable of $3,309, prepaid expenses and other current assets of $8,957, security deposit of $2,081, and operating lease ROU asset, net of $12,912. As compared to June 30, 2024, we had total assets of $72,365, comprised primarily of cash of $21,085, GST tax receivable of $2,950, prepaid expenses and other current assets of $1,406, deferred offering cost of $27,117, security deposit of $2,008, and operating lease ROU asset, net of $17,799.

We had current liabilities of $4,101,244, primarily comprised of net convertible debt of $381,789, accounts payable and accrued expenses of $2,113,788, employee benefit liability of $677,902, loans payable of $145,091, loans payable-related parties of $227,328, note payable, net of $213,109 and embedded conversion option liabilities of $134,234 as of September 30, 2024. As compared to June 30, 2024, we had current liabilities of $3,792,782, primarily comprised of net convertible debt of $399,325, accounts payable and accrued expenses of $2,100,137, employee benefit liability of $639,371, loans payable of $145,091, loans payable – related party of $71,629, note payable, net of $204,694 and embedded conversion option liabilities of $133,886 as of June 30, 2024.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the three months ended September 30, 2024 we received proceeds from issuance of note of $60,000 and proceeds from issuance of loan payable from related parties of $155,699.

We have substantial capital resource requirements and have incurred significant losses since inception. As of September 30, 2024, we had $9,268 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the Three months ended September 30,
	2024	2023
Net cash used in operating activities	$(235,515)	$(333,457)
Net cash provided by financing activities	$215,699	$350,347
Effect of exchange rate changes on cash	$7,999	$(20,312)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $235,515 for the three months ended September 30, 2024, due to our net loss of $354,310 offset primarily by non-cash charges of amortization of debt discount of $56,983, non-cash interest expense of $2,548, derivative expense of $27,182, foreign currency transaction gain of $8,423, addback change in fair value of derivatives of $52,787 and loss from extinguishment of debt of $11,319. Net changes in operating assets and liabilities totaled $68,939, which is primarily attributable to increase accrued interest of $24,093 and increase in accrued expenses and other payables of $54,457.

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

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2024 was $215,699. During the three months ended September 30, 2024 we received net proceeds from issuance of convertible notes of $60,000 and proceeds from issuance of loan from related parties of $155,699.

Net cash provided by financing activities for the three months ended September 30, 2023 was $350,347. During the three months ended September 30, 2023 we received net proceeds from issuance of convertible notes of $220,000, proceed from issuance of note of $120,000, proceeds from issuance of loan from a related party of $153,256 offset by repayment of convertible note of $142,909.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $7,999 positive adjustment to cash flows in the three months ended September 30, 2024 as compared to a $20,312 negative adjustment to cash flows in the three months ended September 30, 2023. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Going Concern Qualification

We did not generate any revenue for the three months ended September 30, 2024 and 2023 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2024 and 2023. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to the material weaknesses in financial reporting as discussed below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2024:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From July 1, 2024 through September 30, 2024, the Company issued an aggregate of 194,219,529 shares of its common stock at an average contractual conversion price of $0.0002 as a result of the conversion of principal of $44,925, interest of $7,053 and conversion fees $2,548 underlying certain outstanding convertible notes converted during such period.

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

Item 3. Defaults Upon Senior Securities.

As of September 30, 2024, we were in default under certain loan issued to certain noteholder on October 3, 2019 for failure to pay an aggregate of $65,280 and $48,009 of principal and accrued interest, respectively, as of September 30, 2024, subsequent to their maturity date. Additionally, outstanding convertible notes for total principal amount of $83,000 with maturity dates between February 23, 2024 and April 12, 2024 are currently as of September 30, 2024. We are currently in discussions with such noteholder to extend such maturity date. See “Note 5 and 6” to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
s101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, is formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: November 14, 2024	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

