Form 10-Q
period 2024-12-31
Propanc Biopharma, Inc.
filed 2025-02-14
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

As of February 12, 2025, there were 15,372 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at December 31, 2024 (unaudited) and June 30, 2024	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2024 and 2023 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Deficit for each of the three and six months in the periods ended December 31, 2024 and 2023 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2024 and 2023 (unaudited)	F-6

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-7

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2024	June 30, 2024
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$14,633	$21,085
GST tax receivable	1,973	2,950
Prepaid expenses and other current assets	1,378	1,406

TOTAL CURRENT ASSETS	17,984	25,441

Deferred offering costs	52,117	27,117
Security deposit - related party	1,855	2,008
Operating lease right-of-use assets, net - related party	6,577	17,799

TOTAL ASSETS	$78,533	$72,365

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable	$1,223,254	$1,213,335
Accrued expenses and other payables	899,262	792,190
Accrued interest	135,351	94,612
Loans payable	145,091	145,091
Loans payable - related parties	350,544	71,629
Notes payable, net of discount	168,217	204,694
Convertible notes, net of discounts and including put premiums	409,799	399,325
Operating lease liability - related party, current portion	7,298	19,362
Embedded conversion option liabilities	131,585	133,886
Due to former director - related party	27,491	29,759
Loan from former director - related party	45,754	49,528
Employee benefit liability	611,318	639,371

TOTAL CURRENT LIABILITIES	4,154,964	3,792,782

NON-CURRENT LIABILITIES:
Loan payable - long-term - related party, net of discount	82,328	58,642

TOTAL NON-CURRENT LIABILITIES	82,328	58,642

TOTAL LIABILITIES	$4,237,292	$3,851,424

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ DEFICIT:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of December 31, 2024 and June 30, 2024	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 14,508 and 7,980 shares issued and outstanding as of December 31, 2024 and June 30, 2024, respectively	14	8
Additional paid-in capital	61,878,549	61,696,049
Accumulated other comprehensive income	1,491,868	1,269,581
Accumulated deficit	(67,482,713)	(66,698,220)
Treasury stock ($0.001 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ DEFICIT	(4,158,759)	(3,779,059)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$78,533	$72,365

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2024	2023	2024	2023

REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	153,593	318,185	374,352	712,013
Occupancy expenses - related party	5,401	5,857	13,718	13,006
Research and development	54,388	114,022	116,102	130,264
TOTAL OPERATING EXPENSES	213,382	438,064	504,172	855,283

LOSS FROM OPERATIONS	(213,382)	(438,064)	(504,172)	(855,283)

OTHER INCOME (EXPENSE)
Interest expense	(118,943)	(264,462)	(205,173)	(442,696)
Interest income	-	16	1	33
Derivative expense	(8,559)	(45,658)	(35,741)	(123,379)
Change in fair value of derivative liabilities	13,581	(1,771)	66,368	302,158
Gain (loss) on extinguishment of debt, net	(18,759)	(211)	(30,078)	34,099
Foreign currency transaction gain (loss)	(84,121)	37,146	(75,698)	21,198
TOTAL OTHER INCOME (EXPENSE), NET	(216,801)	(274,940)	(280,321)	(208,587)

LOSS BEFORE TAXES	(430,183)	(713,004)	(784,493)	(1,063,870)

Tax benefit	-	128,620	-	128,620

NET LOSS	$(430,183)	$(584,384)	$(784,493)	$(935,250)

Deemed Dividend	-	(34,585)	-	(177,160)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(430,183)	$(618,969)	$(784,493)	$(1,112,410)

BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS	$(32.23)	$(1,559.55)	$(67.64)	$(3,835.55)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	13,347	397	11,597	290

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(430,183)	$(618,969)	$(784,493)	$(1,112,410)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	321,230	(134,480)	222,287	(60,806)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	321,230	(134,480)	222,287	(60,806)

TOTAL COMPREHENSIVE LOSS	$(108,953)	$(753,449)	$(562,206)	$(1,173,216)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2024 AND 2023

(Unaudited)

	Preferred Stock						Common
	Series A		Series B		Common Stock		Stock Issuable		Additional			Accumulated Other		Total Stockholders’
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income	Treasury Stock	Deficit

Balance at June 30, 2023	-	$-	1	$-	101	$-	27	$-	$60,319,154	$-	$(64,684,732)	$1,294,876	$(46,477)	$(3,117,179)

Issuance of common stock for conversion of convertible debt, conversion fees and accrued interest	-	-	-	-	82	-	10	-	229,190	-	-	-	-	229,190

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	38	-	-	-	-	-	-	-	-	-

Issuance of common stock for issuable shares	-	-	-	-	27	-	(27)	-	-	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	34,838	-	-	-	-	34,838

Relative fair value of warrant granted in connection with a loan payable - related party	-	-	-	-	-	-	-	-	141,084	-	-	-	-	141,084

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	73,674	-	73,674

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	142,575	-	(142,575)	-	-	-

Net loss for the three months ended September 30, 2023	-	-	-	-	-	-	-	-	-	-	(350,866)	-	-	(350,866)

Balance at September 30, 2023	-	-	1	-	247	-	10	-	60,866,841	-	(65,178,173)	1,368,550	(46,477)	(2,989,259)

Issuance of common stock for conversion of convertible debt, conversion fees and accrued interest	-	-	-	-	278	-	-	-	92,057	-	-	-	-	92,057

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	44	-	-	-	-	-	-	-	-	-

Issuance of common stock for issuable shares	-	-	-	-	10	-	(10)	-	-	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	52,467	-	-	-	-	52,467

Issuance of common stock for cash	-	-	-	-	23	-	-	-	8,822	(8,822)	-	-	-	-

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(134,480)	-	(134,480)

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	34,585	-	(34,585)	-	-	-

Net loss for the three months ended December 31, 2023	-	-	-	-	-	-	-	-	-	-	(584,384)	-	-	(584,384)

Balance at December 31, 2023	-	$-	1	$-	603	$-	$(0)	$-	$61,054,772	$(8,822)	$(65,797,142)	$1,234,070	$(46,477)	$(3,563,599)

	Preferred Stock				Common		Common					Accumulated		Total
	Series A		Series B		Stock		Stock Issuable		Additional			Other		Stockholders’
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income	Treasury Stock	Deficit

Balance at June 30, 2024	-	$-	1	$-	7,980	$8	-	$-	$61,696,049	$-	$(66,698,220)	$1,269,581	$(46,477)	$(3,779,059)

Issuance of common stock for conversion of convertible debt, conversion fees and accrued interest	-	-	-	-	3,237	3	-	-	99,888	-	-	-	-	99,891

Issuance of common stock for services	-	-	-	-	250	-	-	-	15,000	-	-	-	-	15,000

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	9,336	-	-	-	-	9,336

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(98,943)	-	(98,943)

Net loss for the three months ended September 30, 2024	-	-	-	-	-	-	-	-	-	-	(354,310)	-	-	(354,310)

Balance at September 30, 2024	-	-	1	-	11,467	11	-	-	61,820,273	-	(67,052,530)	1,170,638	(46,477)	(4,108,085)

Issuance of common stock for conversion of convertible debt, conversion fees and accrued interest	-	-	-	-	3,041	3	-	-	58,276	-	-	-	-	58,279

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	321,230	-	321,230

Net loss for the three months ended December 31, 2024	-	-	-	-	-	-	-	-	-	-	(430,183)	-	-	(430,183)

Balance at December 31, 2024	-	$-	1	$-	14,508	$14	-	$-	$61,878,549	$-	$(67,482,713)	$1,491,868	$(46,477)	$(4,158,759)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(784,493)	$(935,250)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance of common stock for services	15,000	-
Foreign currency transaction loss (gain)	75,698	(21,198)
Depreciation expense	-	248
Amortization of debt discounts	133,644	164,904
Amortization of right-of-use assets	9,866	10,871
Change in fair value of derivative liabilities	(66,368)	(302,158)
Derivative expense	35,741	123,379
Loss (gain) on extinguishment of debt, net	30,078	(34,099)
Non-cash interest expense	4,582	1,597
Accretion of put premium	-	234,615
Changes in Assets and Liabilities:
GST receivable	752	(977)
Prepaid expenses and other assets	(80)	(5,877)
Refundable advance deposit	-	(123,127)
Deferred offering costs	(25,000)	-
Accounts payable	102,374	169,359
Employee benefit liability	20,666	23,897
Accrued expenses and other payables	166,993	96,924
Accrued interest	49,350	35,323
Operating lease liability	(10,589)	(10,773)
NET CASH USED IN OPERATING ACTIVITIES	(241,786)	(572,342)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	80,000	477,500
Repayment of convertible note	-	(142,909)
Repayment of notes	(98,400)	-
Proceeds from note payable	35,000	120,000
Proceeds from loans payable - related parties	278,915	169,685
NET CASH PROVIDED BY FINANCING ACTIVITIES	295,515	624,276

Effect of exchange rate changes on cash	(60,181)	9,669

NET (DECREASE) INCREASE IN CASH	(6,452)	61,603

CASH AT BEGINNING OF PERIOD	21,085	10,047
CASH AT END OF PERIOD	$14,633	$71,650

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$17,599	$6,189
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Subscription receivable	$-	$8,822
Reduction of put premium related to conversions of convertible notes	$9,336	$87,305
Conversion of convertible notes and accrued interest to common stock	$71,836	$203,365
Debt discounts related to derivative liability	$80,000	$125,000
Relative fair value of warrant granted in connection with a loan payable - related party	$-	$141,084
Deemed dividend upon alternate cashless exercise of warrants	$-	$177,160

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

On July 22, 2016, the Company formed another wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of December 31, 2024, there has been no activity within this entity.

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

On August 7, 2024, the Company received written consent in lieu of a meeting by the holders of a majority of the voting power of the Company’s outstanding capital stock as of August 7, 2024 and the Company’s Board of Directors approving such actions as are necessary for the Company to proceed to, and the Company accordingly intends to, effectuate and execute a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of one post-split share per sixty thousand pre-split shares (1:60,000) (the “Reverse Stock Split”). The Reverse Stock Split became effective as of January 29, 2025. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the Reverse Stock Split.

The Company hopes to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer by filing additional patent applications as it advances its lead product candidate, PRP, through various stages of development.

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our consolidated results of operations for the six months ended December 31, 2024 and 2023 and cash flows for the six months ended December 31, 2024 and 2023 and our consolidated financial position at December 31, 2024 have been made. The Company’s results of operations for the six months ended December 31, 2024 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2025.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive wholly-owned subsidiary through December 31, 2024 and still remains inactive.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that the intercompany loans will not be repaid in the foreseeable future and thus, per Accounting Standards Codification (“ASC”) 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). As of December 31, 2024 and 2023, the Company recognized a cumulative exchange gain (loss) of approximately ($1,573,000) and ($408,000), respectively, on intercompany loans made by the parent to the subsidiary that have not been repaid as of December 31, 2024, which is included as a component of accumulated other comprehensive income on the accompanying condensed consolidated balance sheets.

As of December 31, 2024 and June 30, 2024, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2024	June 30, 2024
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.6183	0.6693

Average exchange rate for the period
USD : AUD exchange rate	0.6594	0.6557

The change in Accumulated Other Comprehensive Income by component during the six months ended December 31, 2024 was as follows:

Foreign Currency Items:
Balance, June 30, 2024	$1,269,581
Unrealized foreign currency translation gain	222,287
Ending balance, December 31, 2024	$1,491,868

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

Also see Note 11 - Derivative Financial Instruments and Fair Value Measurements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of December 31, 2024 or June 30, 2024.

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

Deferred Offering Costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized and consist principally of professional, underwriting and other expenses incurred through the balance sheet date that are directly related to the Company’s proposed public offering. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2024 and June 30, 2024, the Company had recorded $52,117 and $27,117 in deferred offering costs, respectively.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through December 31, 2024 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

December 31, 2024

(Unaudited)

Australian Goods and Services Tax (“GST”)

Revenues, expenses and balance sheet items are recognized net of the amount of GST, except payable and receivable balances which are shown inclusive of GST. The GST incurred is payable on revenues to, and recoverable on purchases from, the Australian Taxation Office.

Cash flows are presented in the statements of cash flow on a gross basis, except for the GST component of investing and financing activities, which are disclosed as operating cash flows. As of December 31, 2024 and June 30, 2024, the Company was owed $1,973 and $2,950, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the six months ended December 31, 2024 and 2023 were $116,102 and $130,264, respectively.

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

December 31, 2024

(Unaudited)

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

	December 31, 2024	December 31, 2023
	(Unaudited)	(Unaudited)
Stock Options	-	-
Stock Warrants with no designations	250	250
Series A Warrants as if converted at alternate cashless exercise price	33,173	33,195
Series B Warrants	-	-
Series C Warrants as if converted at alternate cashless exercise price *	152,933	152,933
Unvested restricted stock	-	-
Convertible Debt	44,971	893
Total	231,327	187,271

*	Only convertible ratably upon exercise of Series B Warrants

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the six months ended December 31, 2024, the Company had no revenues, had a net loss of $784,493, and had net cash used in operations of $241,786. Additionally, As of December 31, 2024, the Company had a working capital deficit, stockholders’ deficit and accumulated deficit of $4,136,980, $4,158,759, and $67,482,713, respectively. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issue date of this Quarterly Report.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following As of December 31, 2024 and June 30, 2024.

	December 31, 2024	June 30, 2024
	(Unaudited)
Office equipment at cost	$23,597	$25,543
Less: Accumulated depreciation	(23,597)	(25,543)

Total property, plant, and equipment	$-	$-

Depreciation expense for the six months ended December 31, 2024 and 2023 were $0 and $248, respectively.

NOTE 4 – DUE TO FORMER DIRECTOR - RELATED PARTY

Due to former director – related party represents unsecured advances made primarily by a former director for operating expenses on behalf of the Company, such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and are due upon demand. The Company is currently not being charged interest under these advances. The total amount owed the former director at December 31, 2024 and June 30, 2024 were $27,491 and $29,759, respectively. The Company plans to repay the advances as its cash resources allow (see Note 9).

NOTE 5 – LOANS

Loan from Former Director - Related Party

Loan from the Company’s former director at December 31, 2024 and June 30, 2024 were $45,754 and $49,528, respectively. The loan bears no interest and is payable on demand. The Company did not repay any amount on this loan during the six months ended December 31, 2024 and 2023, respectively (see Note 9).

Loans payable - Related Parties

Between November 2023 and May 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $71,629. Additionally, in August 2024, the same affiliated institutional investor loaned the Company an amount of $85,000 AUD ($57,639 USD). These loans bear no interest and are payable on demand.

Effective August 1, 2024, the Company entered into and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $150,000 AUD ($98,060 USD). The Company used the net proceeds for general working capital purposes. The maturity date of the loan is November 1, 2024, or sooner at the discretion of the Company, and the loan bears an interest rate of 12% per annum and default interest rate of 18% per annum. The Company has the right to prepay in full at any time with no prepayment penalty. By mutual consent the amount can be repaid via the issuance of common stock of the Company (upon uplisting on NASDAQ) and the strike price shall be at a 35% discount to lowest daily balance of the five preceding trading days. Such loan is past due and currently in default.

Between November 2024 and December 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $15,000 AUD ($9,731 USD). These loans bear no interest and are payable on demand.

Effective December 3, 2024, the Company entered into and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $175,000 AUD ($113,485 USD). The Company used the net proceeds for general working capital purposes. The term of the loan is four months or less (to be determined at the discretion of the Company), with $70,000 AUD due on February 28, 2024 and $105,000 AUD due on April 2, 2024. The loan bears an interest rate of 12% per annum and default interest rate of 18% per annum.

The loans payable – related parties amounted to $350,544 and $71,629 as of December 31, 2024 and June 30, 2024, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

Loan payable -long-term- Related Party

On July 5, 2023, the Company and an institutional investor affiliated with one of our directors, Josef Zelinger, entered into a letter agreement, pursuant to which such investor loaned the Company an aggregate of $230,000 AUD ($153,256 USD). Pursuant to such agreement, the term of such loan is three (3) years, ending on July 5, 2026, with an interest rate of 10% to be paid monthly in arrears. In connection with such loan, the Company issued 250 warrants to purchase common stock to such investor immediately exercisable at an initial exercise price of $600 per share (subject to certain adjustments such as stock dividend, stock splits, subsequent right offering and pro-rata distribution) with an expiry date of July 5, 2026. The Company accounted for the 250 warrants issued with this loan payable as debt discount by using the relative fair value method. The total debt discount which is equivalent to the relative fair value of the warrants of $141,084 was based on a fair value determination using a Black-Scholes model with the following assumptions: stock price at valuation date of $7,140 based on the closing price of common stock at date of grant, exercise price of $600, dividend yield of zero, expected term of 3.00, a risk-free rate of 4.59%, and expected volatility of 268%. The debt discount shall be amortized over the term of this loan. A portion of the proceeds of such loan were used to repay an outstanding balance of approximately $143,000 due on a convertible note held by a third-party investor and which had been in default.

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

Accrued interest from this loan amounted to $22,883 as of December 31, 2024. Amortization of debt discount for the six months ended December 31, 2024 was $23,686. The total principal outstanding under this loan was $153,256 and remaining debt discount of $70,928 as of December 31, 2024 as reflected in the accompanying condensed consolidated balance sheet as loan payable – long-term – related party, net of discount of $82,328.

Loan Payable

Crown Bridge Securities Purchase Agreement

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC (“Crown Bridge”), pursuant to which Crown Bridge purchased a convertible promissory note from the Company (the “Crown Bridge Note”), which had a remaining principal balance of $65,280 as of June 30, 2024. The maturity date of the Crown Bridge Note was October 3, 2020 and is currently past due. The Crown Bridge Note bore interest at a default interest rate of 15% per annum. In August 2022, the SEC filed a complaint against Crown Bridge due to its violation of Section 15(a)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Crown Bridge agreed to surrender all conversion rights in its currently held convertible notes, including the Crown Bridge Note. Consequently, during fiscal year 2023, the Company reclassified the remaining principal balance of $65,280 from a convertible note into a loan payable which is the principal balance at December 31, 2024 and June 30, 2024. Additionally, the Company recorded the remaining put premium of $43,520 into gain on extinguishment of debt during fiscal year 2023. The total accrued interest from this loan amounted to $50,477 and $45,541 as of December 31, 2024 and June 30, 2024, respectively.

Loans Payable - others

In June 2024, the Company entered into loan agreements with two investors who loaned the Company an aggregate of $120,000 AUD ($79,811 USD). The maturity dates of these loans are both in June 2025. These loans bear interest at a rate of 12% per annum. As of December 31, 2024 and June 30, 2024, the total balance of these loans amounted to $79,811 for both periods and accrued interest of $5,493 and $665, respectively.

The aggregate principal outstanding on the above loans was $145,091 as of December 31, 2024 and June 30, 2024.

Loan in default

The Crown Bridge Note is currently past due and in default, consisting of $65,280 principal and $50,477 accrued interest, which includes interest accruing at the default interest rate at 15%.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES

Promissory Note

On August 15, 2023, the Company issued to an institutional investor (the “August 2023 Lender”) a 10% original issue discount promissory note (the “Promissory Note”) in consideration for $120,000, which has a principal face amount of $132,000, matured on November 15, 2023 and accrued interest at a rate of 10% per annum, and was increased to 18% due to the event of a default. The Company had the right to prepay the principal and accrued but unpaid interest due under the Promissory Note, together with any other amounts that the Company may owe the August 2023 Lender under the terms of the Promissory Note, on or before September 14, 2023 at a 110% premium of the face amount plus accrued and unpaid interest and any other amounts owed to the August 2023 Lender, which increases to (i) 120% if prepaid after such date, but on or before October 14, 2023, and (ii) 130% if prepaid after October 14, 2023 (including on the maturity date), unless the Company and the Lender agree to otherwise effect repayment. The Promissory Note contains certain customary events of default set forth in the Promissory Note, including, among others, breach of covenants, representations or warranties, insolvency, bankruptcy, liquidation and failure by the Company to pay the principal and interest due under the Promissory Note. On May 7, 2024, the August 2023 Lender notified the Company that the 130% default repayment plus interest will be waived and shall extend the maturity of the Promissory Note to September 30, 2024. As of the date of filing this report, such Promissory Note is past due, in default, and accrues at a default interest rate of 18% per annum.

Accrued interest from this note amounted to $24,852 and $15,536 as of December 31, 2024 and June 30, 2024, respectively. Amortization of debt discount from the promissory note for fiscal year 2024 was $12,000. The total principal outstanding under this note was $132,000 and remaining debt discount of $0 as of December 31, 2024 and June 30, 2024 as reflected in the accompanying condensed consolidated balance sheet as note payable of $132,000.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

1800 Diagonal Lending Promissory Notes

On May 24, 2024, the Company entered into a 15% promissory note in the amount of $49,200 less original issue discount of $8,200 and legal and financing costs of $6,000 for net proceeds of $35,000 with 1800 Diagonal Lending, LLC. The principal and accrued interest was payable on or before March 30, 2025. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid on November 30, 2024 in the amount of $28,290 and 4 payments each in the amount of $7,072.50 (a total payback to the Holder of $56,580). The first payment of $7,072.50 was due on December 30, 2024 with 3 subsequent payments each month thereafter. The Company had a five (5) day grace period with respect to each payment. In November 2024, the Company fully paid the principal of $49,200 and accrued interest of $5,683.

On June 10, 2024, the Company entered into a 15% promissory note in the amount of $49,200 less original issue discount of $8,200 and legal and financing costs of $6,000 for net proceeds of $35,000 with 1800 Diagonal Lending, LLC. The principal and accrued interest was payable on or before April 15, 2025. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid on December 15, 2024 in the amount of $28,290 and 4 payments each in the amount of $7,072.50 (a total payback to the Holder of $56,580). The first payment of $7,072.50 was due on January 15, 2025 with 3 subsequent payments each month thereafter. The Company shall had a five (5) day grace period with respect to each payment. In November 2024, the Company fully paid the principal of $49,200 and accrued interest of $5,683.

The Company had the right to accelerate payments or prepay in full at any time with no prepayment penalty. At any time following an event of default, the noteholder had the right, to convert all or any part of the outstanding and unpaid amount of these notes into shares of common stock. The conversion price of the above notes was equal to 65% multiplied by the lowest trading price for the common stock during the 10 trading days prior to the conversion date (representing a discount rate of 35%) subject to a 4.99% beneficial ownership limitations. Upon the occurrence of any event of defaults, these notes shall be immediately due and payable in an amount equal to 150% default percentage multiplied by the sum of the outstanding principal balances plus accrued interest and default interest.

As of December 31, 2024 and June 30, 2024 the total balance of these 1800 Diagonal Lending promissory notes amounted to $0 and $98,400, respectively and accrued interest of $0 and $1,193, respectively.

Red Road Holdings Promissory Note

On December 4, 2024, the Company entered into a 15% promissory note in the amount of $49,200 less original issue discount of $8,200 and legal and financing costs of $6,000 for net proceeds of $35,000 with Red Road Holdings. The principal and accrued interest was payable on or before October 15, 2025. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. Accrued interest and outstanding principal, subject to adjustment, shall be paid on June 15, 2025 in the amount of $28,290 and 4 payments each in the amount of $7,072.50 (a total payback to the Holder of $56,580). The first payment of $7,072.50 is due on July 15, 2025 with 3 subsequent payments each month thereafter. The Company had a five (5) day grace period with respect to each payment.

The Company had the right to accelerate payments or prepay in full at any time with no prepayment penalty. At any time following an event of default, the noteholder has the right, to convert all or any part of the outstanding and unpaid amount of the note into shares of common stock. The conversion price of the note is equal to 65% multiplied by the lowest trading price for the common stock during the 10 trading days prior to the conversion date (representing a discount rate of 35%) subject to a 4.99% beneficial ownership limitations. Upon the occurrence of any event of defaults, the note shall be immediately due and payable in an amount equal to 150% default percentage multiplied by the sum of the outstanding principal balances plus accrued interest and default interest.

As of December 31, 2024, the total balance of principal and accrued interest of the Red Road Holdings promissory note amounted to $49,200 and $546, respectively.

The total balance of the above four promissory notes, net of unamortized discount of $12,983 was $168,217 at December 31, 2024. The total balance of the above three promissory notes, net of unamortized discount of $25,706 was $204,694 at June 30, 2024.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

Convertible Notes

The Company’s convertible notes outstanding at December 31, 2024 and June 30, 2024 were as follows:

	December 31, 2024 (Unaudited)	June 30, 2024

Convertible notes and debenture	$338,325	$313,550
Unamortized discounts	(43,819)	(38,854)
Premium, net	115,293	124,629
Convertible notes, net	$409,799	$399,325

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

December 8, 2023 Securities Purchase Agreement

On December 8, 2023, the Company entered into a securities purchase agreement with ONE44, pursuant to which ONE44 purchased a convertible redeemable note (the “December 8, 2023 ONE44 Note”) from the Company in the aggregate principal amount of $150,000, such principal and the interest thereon are convertible into shares of the common stock at the option of ONE44 any time after the six-month anniversary of the December 8, 2023 ONE44 Note. The transaction contemplated by such purchase agreement closed on December 8, 2023. The December 8, 2023 One44 Note contains an original issue discount amount of $15,000. Pursuant to the terms of such purchase agreement, the Company paid $7,500 for ONE44’s legal fees. The Company used the net proceeds from the December 8, 2023 ONE44 Note for general working capital purposes. The maturity date of the December 8, 2023 One44 Note was December 8, 2024. The December 8, 2023 ONE44 Note bears interest at a rate of 10% per annum, which interest is payable in shares of common stock, but is not payable until the maturity date or upon acceleration or by prepayment of such note. As of the date of filing this report, such ONE44 Note is past due and currently in default.

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

The total principal amount outstanding under the above ONE44 financing agreements was $105,800 and accrued interest was $12,570 as of December 31, 2024 following conversion of $13,500 of the principal balance and $841 accrued interest during the six months ended December 31, 2024. Accordingly, $9,000 of the put premium was released to additional paid in capital in respect to the ONE44 financing agreements during the six months ended December 31, 2024 following conversion of the principal balance.

One ONE44 note with principal amount of $105,800 is currently in default and accrues at a default interest rate of 24% per annum.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

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

The maturity date of the GS Capital Note was February 23, 2024. The GS Capital Note bore an interest at a rate of 8% per annum and was increased to 24% due to the event of a default, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note was equal to $2,400 per share, provided that the fixed price will be reduced to $1,200 per share in the event that the market price of the Common Stock trades below $1,800 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price was lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price was subject to re-adjustment every thirty calendar days during the period in which the Company remained in default. The August 23, 2023 GS Capital Note was fully converted in July 2024.

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

The maturity date of the GS Capital Note was April 12, 2024. The GS Capital Note bore interest at a rate of 8% per annum and was increased to 24% due to the event of a default, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note is equal to $900 per share, provided that the fixed price will be reduced to $600 per share in the event that the market price of the Common Stock trades below $450 per share for ten consecutive trading days. In the event of a default under the note and unless the fixed price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default. As of the date of filing this report, such GS Capital Note is past due and currently in default.

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

The maturity date of the GS Capital Note was October 12, 2024. The GS Capital Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note is equal to $102 per share, provided that the fixed price will be reduced to $60 per share in the event that the market price of the Common Stock trades below $84 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default. As of the date of filing this report, such GS Capital Note is past due and currently in default.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

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

The maturity date of the GS Capital Note is February 2, 2025. The GS Capital Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note is equal to $102 per share, provided that the fixed price will be reduced to $60 per share in the event that the market price of the Common Stock trades below $84 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default. As of the date of filing this report, such GS Capital Note is past due and currently in default.

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

The maturity date of the GS Capital Note is March 20, 2025. The GS Capital Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note is equal to $18 per share, provided that the fixed price will be reduced to $6 per share in the event that the market price of the Common Stock trades below $18 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default.

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

The above GS Capital notes were bifurcated from the embedded conversion option which was recorded as derivative liabilities at fair value (see Note 11).

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

The total principal outstanding and accrued interest under the above GS Capital notes were $127,400 and $11,366, respectively, as of December 31, 2024, following conversion of $49,100 of the principal balance and $3,769 accrued interest during the six months ended December 31, 2024. During the six months ended December 31, 2024, an aggregate total of $66,000 of the above GS Capital notes were bifurcated with the embedded conversion option which were recorded as derivative liabilities at fair value (see Note 11).

Two GS Capital notes with total principal amounts of $61,400 are currently in default and accrue at a default interest rate of 24% per annum.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

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

The total principal amount outstanding under the above 104 financing agreements was $83,750 and accrued interest was $1,429 as of June 30, 2024. The total principal outstanding and accrued interest under the above 104 financing agreements were $83,125 and $1,132, respectively, as of December 31, 2024, following conversion of $625 of the principal balance and $4,000 accrued interest during the six months ended December 31, 2024.

Geebis Consulting Purchase Agreement

December 13, 2024 Securities Purchase Agreement

On December 13, 2024, the Company entered into a securities purchase agreement with Geebis Consulting, LLC (“Geebis”), pursuant to which Geebis purchased a convertible redeemable note from the Company in the aggregate principal amount of $22,000, such principal and the interest thereon are convertible into shares of the Company’s common stock at the option of Geebis. The Geebis note contains a $2,000 original issue discount. The Company used the net proceeds from the Geebis note for general working capital purposes.

The maturity date of the Geebis note is June 15, 2025. The Geebis note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to Geebis in shares of common stock but shall not be payable until the Geebis note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The Geebis note is exchangeable for an equal aggregate principal amount of note of different authorized denominations, as requested by Geebis surrendering the same. The initial conversion price for the Geebis note is equal to $18 per share, provided that the fixed price will be reduced to $6 per share in the event that the market price of the common stock trades below $18 per share for five consecutive trading days. In the event of default, the conversion price shall be equal to the lowest trading price of the common stock on which the Company’s shares are then traded or any exchange upon which the common stock may be traded in the future. Notwithstanding the foregoing, such conversions are subject to a 4.99% beneficial ownership limitation and adjustments for mergers, consolidations, reorganizations and similar events set forth in the note, other than a transfer or sale of all or substantially all Company assets. Pursuant to the note, the Company is required to maintain an initial reserve of at least 500% of the number of conversion shares, subject to any increase of such reserved amount to reflect the Company’s obligations under the note.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

Additionally, the conversion price of the Geebis note will be adjusted in favor of the note holder if the Company issues securities with more favorable conversion terms. The effective conversion price of the outstanding Geebis note is 60% (representing a 40% discount) of the market price, which means the lowest closing bid prices of the Common Stock for the ten trading days immediately prior to the delivery of a notice of conversion.

The above Geebis note was bifurcated from the embedded conversion option which was recorded as derivative liabilities at fair value (see Note 11).

During the first 60 to 180 days following the date of the above Geebis note, the Company has the right to prepay the principal and accrued but unpaid interest due under the above notes issued to Geebis, together with any other amounts that the Company may owe Geebis under the terms of the note, at a premium ranging from 110% to 125% of the principal amount and interest of such note. After this initial 180-day period, the Company does not have a right to prepay such notes.

Upon the occurrence and during the continuation of certain events of default, interest accrues at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. In the event that the Company fails to deliver to Geebis shares of common stock issuable upon conversion of principal or interest under the above Geebis note, the penalty becomes $250 per day for each day that the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty increases to $500 per day beginning on the 10th day. In the event that the Company loses the bid price of its common stock on OTC, such Geebis note does not incur penalty and instead the outstanding principal amount increases by 20%.

The total principal outstanding and accrued interest under the above Geebis note was $22,000 and $87, respectively, as of December 31, 2024. As of December 31, 2024, an aggregate total of $22,000 of the above Geebis note was bifurcated with the embedded conversion option which was recorded as derivative liabilities at fair value as of December 31, 2024 (see Note 11).

Outstanding convertible notes in default

Three outstanding convertible notes for total principal amount of $167,200 with maturity dates between April 2024 and December 2024 are currently in default as of December 31, 2024.

Amortization of debt discounts

The Company recorded $88,000 and $186,000 of debt discounts related to the above note issuances during the six months ended December 31, 2024 and 2023, respectively. The Company recorded $0 and $234,615 of put premiums related to the above note issuances during the six months ended December 31, 2024 and 2023, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the six months ended December 31, 2024 and 2023 was $133,644 and $164,904, respectively.

The Company reclassified $9,336 and $87,305 in put premiums to additional paid in capital following conversions during the six months ended December 31, 2024 and 2023, respectively.

NOTE 7 – STOCKHOLDERS’ DEFICIT

Reverse Stock Split

On August 7, 2024, the Company received written consent in lieu of a meeting by the holders of a majority of the voting power of the Company’s outstanding capital stock as of August 7, 2024 and the Company’s Board of Directors approving such actions as are necessary for the Company to proceed to, and the Company accordingly intends to, effectuate and execute a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of one post-split share per sixty thousand pre-split shares (1:60,000) (the “Reverse Stock Split”). The Reverse Stock Split became effective as of January 29, 2025. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the Reverse Stock Split.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

On March 15, 2023, the Company filed a certificate with the Secretary of State of Delaware (the “Certificate of Retirement”), effecting the retirement and cancellation of the Series A Preferred Stock to eliminate such Series A Preferred Stock. No shares of Series A Preferred Stock are currently outstanding as they were redeemed by the Company in March 2023. There were no shares of Series A Preferred Stock issued and outstanding as of December 31, 2024 and June 30, 2024 for both periods.

Pursuant to a certificate of designation filed with the Secretary of State of the State of Delaware on June 16, 2015, five shares of preferred stock have been designated as Series B Preferred Stock, par value $0.01 per share, of the Company (“Series B Preferred Stock”). Each holder of shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of December 31, 2024 and June 30, 2024. Mr. Nathanielsz, the Company’s Chief Executive Officer, directly beneficially owns such one share of Series B Preferred Stock.

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued during six months ended December 31, 2024 and fiscal year 2024.

Common Stock:

Shares issued for conversion of convertible debt

From July 1, 2024 through September 30, 2024, the Company issued an aggregate of 3,237 shares of its common stock at an average contractual conversion price of $12 as a result of the conversion of principal of $44,925, interest of $7,053 and conversion fees of $2,548 underlying certain outstanding convertible notes converted during such period.

From October 1, 2024 through December 31, 2024, the Company issued an aggregate of 3,041 shares of its common stock at an average contractual conversion price of $6 as a result of the conversion of principal of $18,300, interest of $1,558 and conversion fees of $2,034 underlying certain outstanding convertible notes converted during such period.

Included in the above conversion during the six months ended December 31, 2024, were principal aggregate amount of convertible notes of $49,100, accrued interest of $3,769 and conversion fees of $2,833 containing bifurcated embedded conversion option derivatives which were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $137,454, resulting in a loss on extinguishment at the time of conversion of $81,752 and $51,674 of derivative liability fair value and was recorded as a gain on extinguishment at the time of conversion, resulting in a net loss of $30,078 which is included in gain (loss) on extinguishment of debt in the accompanying condensed consolidated statements of operations.

The Company reclassified $9,336 from put premium liabilities to additional paid in capital following conversions during the six months ended December 31, 2024.

The Company has 124,368 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at December 31, 2024.

Shares issued for services

On August 12, 2024, the Company entered into a consulting agreement with two consultants to provide investor relation services from August 12, 2024 to October 12, 2024 for a total fee of $7,500 for each consultant. In August 2024, the Company issued an aggregate of 250 shares of common stock to the consultants related to this consulting agreement. Those shares were valued at approximately $60 per share or $15,000, being the closing price of the stock on the date of grant to such consultants. During the six months ended December 31, 2024, the Company recorded stock-based compensation of $15,000.

Restricted Stock Units

Pursuant to employment agreements dated in May 2019, the Company granted de minimis restricted stock unit (after the Reverse Stock Split) to the Company’s Chief Executive Officer and Chief Scientific Officer. Such restricted stock units are subject to vesting terms as defined in the employment agreements. Such restricted stock units were valued at the fair value of approximately $497,240 based on the quoted trading price on the date of grant. There were $248,620 unrecognized restricted stock units expense as of December 31, 2024 and June 30, 2024. A de minimis unvested restricted stock units which are subject to various performance conditions have not yet been met and have not yet vested as of December 31, 2024 to which the above amount of $248,620 relates to.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

Stock Warrants:

The following table summarizes warrant activity for the six months ended December 31, 2024:

			Weighted
	Number of		Average
	Shares		Price Per Share
Outstanding at June 30, 2024	250		$74,400
Granted	-		-
Exercised	-		-
Forfeited	-		-
Expired	-		-
Outstanding at December 31, 2024	250	*	$74,400

Exercisable at December 31, 2024	250		$74,400
Outstanding and Exercisable:

Weighted average remaining contractual term	1.51
Aggregate intrinsic value	$-

*	The total warrants of 250 above which are exercisable into common stock consisted of the following:

	Number of Warrants	Exercisable
Series A warrants	0.0002	0.0002
Series B warrants	0.0003	0.0003
Series C warrants	0.001	0.0008
Warrants with no class designation	250	250
Total	250	250

Stock Options:

During the six months ended December 31, 2024 and 2023, there were no stock option activities for both periods. There are de minimis outstanding number of stock options and vested stock options at weighted average contractual term of 4.37 years as of December 31, 2024.

On the Effective Date, the Company’s board of directors approved and adopted the Company’s 2019 Equity Incentive Plan (the “2019 Plan”), which reserves a total of 0.004 shares of the Company’s common stock for issuance under the 2019 Plan. Incentive awards authorized under the 2019 Plan include, but are not limited to, incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units.

During the six months ended December 31, 2024 and 2023, the Company recognized stock-based compensation of $0 for both periods from vested stock options. There was $0 of unvested stock options expense as of December 31, 2024. No stock options were granted during the six months ended December 31, 2024.

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

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure on the December 31, 2024 and June 30, 2024 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

As of December 31, 2024 and June 30, 2024, the Company has $48,429 and $47,531, respectively, balance due to the University for unreimbursed lab fees, which are included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. As of December 31, 2024 and June 30, 2024, there are no royalty fees owed to the University.

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

December 31, 2024

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

The Company will be responsible for and will pay all expenses relating to the Offering as defined in the Agreement. Additionally, the Company will provide an expense advance (the “Advance”) to the Consultant of $50,000, of which $25,000 was payable upon the execution of the Agreement and $25,000 of which is payable upon the initial filing of a registration statement. The Company paid $25,000 in May 2024 and accrued an additional $25,000 as of December 31, 2024 which were being recorded as deferred offering cost as of December 31, 2024. No payment was made during the six months ended December 31, 2024.

Operating Leases

On May 4, 2022, the Company entered in a three-year lease agreement with North Horizon Pty Ltd., a related party, (see Note 9) for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes. On May 4, 2022, the Company recorded right-of-use assets $66,201 and total lease liabilities of $66,201 based on an incremental borrowing rate of 8%.

ROU is summarized below:

	December 31, 2024 (Unaudited)	June 30, 2024
Office lease	$66,201	$66,201
Less: accumulated amortization	(59,624)	(48,402)
Right-of-use asset, net	$6,577	$17,799

Operating Lease liabilities are summarized below:

	December 31, 2024 (Unaudited)	June 30, 2024
Office lease	$66,201	$66,201
Reduction of lease liability	(58,903)	(46,839)
Less: office lease, current portion	(7,298)	(19,362)
Long term portion of lease liability	$-	$-

Remaining future minimum lease payments under non-cancelable operating lease at December 31, 2024 are as follows:

Fiscal Year 2025	$7,420
Imputed interest	(122)
Total operating lease liability	$7,298

The weighted average remaining lease term for the operating lease is 0.26 years as of December 31, 2024.

NOTE 9 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors.

These transactions have included the following:

As of December 31, 2024 and June 30, 2024, the Company owed its former director a total of $27,491 and $29,759, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (see Note 4).

As of December 31, 2024 and June 30, 2024, the Company owed its former director a total of $45,754 and $49,528, respectively, for money loaned to the Company, throughout the years. The total loans balance owed at December 31, 2024 and June 30, 2024 is not interest bearing (see Note 5).

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease had a five-year term and provided for annual rental payments of $39,600 AUD or $28,325 USD, which includes $3,600 AUD or $2,575 USD of goods and service tax for total payments of $198,000 AUD or $141,629 USD during the term of the lease. Such lease expired in May 2021 and was renewed for another one-year term from May 2021 to May 2022. On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd. for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes. As of December 31, 2024 and June 30, 2024, total rent payable of $202,129 AUD ($124,976 USD) and $194,129 AUD ($129,930 USD), respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheet. Rent expense under the lease was $13,718 and $13,006 for the six months ended December 31, 2024 and 2023, respectively and reflected as occupancy expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

Loans payable - Related Parties

Between November 2023 and May 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $71,629. Additionally, in August 2024, the same affiliated institutional investor loaned the Company an amount of $85,000 AUD ($57,639 USD). These loans bear no interest and are payable on demand (see Note 5).

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

Between November 2024 and December 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $15,000 AUD ($9,731 USD). These loans bear no interest and are payable on demand (see Note 5).

Effective December 3, 2024, the Company entered into and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $175,000 AUD ($113,485 USD). The Company used the net proceeds for general working capital purposes. The term of the loan is four months or less (to be determined at the discretion of the Company), with $70,000 AUD due on February 28, 2024 and $105,000 AUD due on April 2, 2024. The loan bears an interest rate of 12% per annum and default interest rate of 18% per annum (see Note 5).

Loan payable -long-term- Related Party

On July 5, 2023, the Company and an institutional investor affiliated with one of our directors, Josef Zelinger, entered into a letter agreement, pursuant to which such investor loaned the Company an aggregate of $230,000 AUD ($153,256 USD). Pursuant to such agreement, the term of such loan is three (3) years, ending on July 5, 2026, with an interest rate of 10% to be paid monthly in arrears. In connection with such loan, the Company issued 250 warrants to purchase common stock to such investor immediately exercisable at an initial exercise price of $600 per share (subject to certain adjustments such as stock dividend, stock splits, subsequent right offering and pro-rata distribution) with an expiry date of July 5, 2026 (see Note 5).

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

Pursuant to a February 25, 2016 board resolution, James Nathanielsz was paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile which car allowance expired in August 2022. For the fiscal years ended June 30, 2024 and 2023, $17,714 USD and $3,344 USD, respectively, was paid to Mr. Nathanielsz for use of a vehicle. For the six months ended December 31, 2024, $3,557 AUD ($2,372 USD) was paid to Mr. Nathanielsz for use of a vehicle.

On August 12, 2021, the Board approved a bonus of $177,840 USD. A total of $221,890 AUD ($166,418 USD) in payments were made against the bonuses during the year ended June 30, 2021 resulting in a remaining balance of $422,610 AUD ($316,957 USD) bonus payable as of June 30, 2021 which was included in accrued expenses in the accompanying consolidated balance sheet. On August 12, 2021, pursuant to the Cancellation Agreement, Mr. Nathanielsz agreed to cancel $177,840 of the bonus payable in exchange for 99 shares of the Company’s Common Stock. On August 1, 2022, the Board approved a bonus of $140,000 AUD or $96,810 USD. A total of $73,387 AUD ($48,905 USD) in payments were made in respect of the bonuses during the year ended June 30, 2023, resulting in a remaining balance of $107,937 AUD ($71,929 USD) bonus payable as of June 30, 2023 which was included in accrued expenses in the accompanying consolidated balance sheet. A total of $25,000 AUD ($16,070 USD) in payments were made in respect of the bonuses during the year ended June 30, 2024. In January 2024, the Board approved a bonus of $150,000 AUD or $102,195 USD resulting in a remaining balance of $217,540 AUD ($145,599 USD) bonus payable as of December 31, 2024 and June 30, 2024 for both periods which was included in accrued expenses in the accompanying condensed consolidated balance sheet.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

Amended and Restated Employment Agreement

On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Mr. Nathanielsz for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD ($309,313 USD). Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase a de minimis share of common stock (the “Nathanielsz Options”), de minimis restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and an additional de minimis restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Board on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. The Nathanielsz Options and Additional Nathanielsz RSU’s are subject to vesting periods pursuant to the Employment Agreement. There are de minimis vested options and restricted stock units that are considered issuable as of December 31, 2024 and June 30, 2024.

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

Amended and Restated Employment Agreement

On May 14, 2019, the Company entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD ($41,580 USD). In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase a de minimis share of common stock (the “Kenyon Options”), a de minimis restricted stock units of the Company (the “Initial Kenyon RSUs”), and an additional de minimis restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan. The Kenyon Options have a term of 10 years from the date of grant. The Kenyon Options and Additional Kenyon RSU’s are subject to vesting periods pursuant to the Services Agreement. There are de minimis vested options and vested restricted stock unit that are considered issuable as of December 31, 2024 and June 30, 2024.

As of December 31, 2024 and June 30, 2024, total accrued salaries of $175,000 AUD ($115,395 USD) and $148,000 AUD ($97,044 USD), respectively, were included in accrued expenses in the accompanying condensed consolidated balance sheets.

Intercompany Loans

All intercompany loans were made by the parent to the Company’s subsidiary, Propanc PTY LTD, none of which has been repaid as of December 31, 2024. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment on the consolidated balance sheet as accumulated other comprehensive income.

NOTE 10 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through December 31, 2024.

The Company primarily relied on funding from one convertible and two non-convertible debt lenders and received net proceeds after deductions of $16,200 for original issue discounts and debt issue costs during the six months ended December 31, 2024 from each of the four lenders of $60,000, $35,000, $180,855, and $98,060, respectively which represents approximately 18%, 10%, 53% and 29%, respectively of total proceeds received by the Company during the six months ended December 31, 2024.

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

Receivable Concentration

As of December 31, 2024 and June 30, 2024, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

Foreign Operations

As of December 31, 2024 and June 30, 2024, the Company’s operations are based in Camberwell, Australia; however, the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales, for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of December 31, 2024 and June 30, 2024, there has been no activity within this entity.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $149,400 (5 notes) and $110,500 (3 notes) of convertible debt, which were treated as derivative instruments outstanding at December 31, 2024 and June 30, 2024, respectively.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at December 31, 2024, the last trading day of the period ended December 31, 2024, was $10. The volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at December 31, 2024 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended December 31, 2024)	December 31, 2024
Volatility	295%	295%
Expected Remaining Term (in years)	0.50	0.01 - 0.45
Risk Free Interest Rate	4.32%	4.24-4.40%
Expected dividend yield	None	None

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

(Unaudited)

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value of liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2024 and June 30, 2024:

	Balance at December 31, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$131,585	$—	$—	$131,585
Total	$131,585	$—	$—	$131,585

	Balance at June 30, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$133,886	$—	$—	$133,886
Total	$133,886	$—	$—	$133,886

The following is a roll forward for the six months ended December 31, 2024 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2024	$133,886
Initial fair value of embedded conversion option derivative liability recorded as debt discount	80,000
Initial fair value of embedded conversion option derivative liability recorded as derivative expense	35,741
Reduction of derivative liability upon debt conversion	(51,674)
Change in fair value included in statements of operations	(66,368)
Balance at December 31, 2024	$131,585

NOTE 12 – SUBSEQUENT EVENTS

Shares issued for conversion of convertible debt

In January 2025, the Company issued an aggregate of 684 shares of its common stock at a contractual conversion price of $6, as a result of the conversion of principal of $4,050, interest of $403 and conversion fees of $469 underlying certain outstanding convertible notes converted during such period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Propanc Biopharma, Inc., and its wholly-owned Australian subsidiary, Propanc PTY LTD (collectively, “Propanc” or the “Company”) as of December 31, 2024 and for the six months ended December 31, 2024 and 2023 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q for the period ended December 31, 2024 (this “Quarterly Report”). References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Propanc. This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “feel”, “forecast”, “intend”, “may,”, “outlook”, “plan”, “potential”, “predict”, “project,”, “seek”, “should”, “will”, “would” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

On October 30, 2024, we filed an S-1 registration statement with the Securities and Exchange Commission for an underwritten offering that reflects the proposed reverse split of the outstanding Common Stock and treasury stock of the Company at an assumed 1- for- 60,000 ratio, which is anticipated to occur prior to the closing of the offering. Our Common Stock is currently quoted on the OTC Pink Marketplace operated by the OTC Markets Group Inc. (“OTC”) under the symbol “PPCB.” In connection with this offering, we have applied to have our Common Stock listed on the Nasdaq Capital Market under the symbol “PPCB.” The Reverse Stock Split became effective as of January 29, 2025. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the Reverse Stock Split.

Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

For the three and six months ended December 31, 2024, as compared to the three and six months ended December 31, 2023.

Revenue

For the six months ended December 31, 2024 and 2023, we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense decreased to $374,352 for the six months ended December 31, 2024 as compared to $712,013 for the six months ended December 31, 2023. This decrease of approximately $338,000 is primarily attributable to a decrease of approximately $227,000 in general consulting, legal and investor relation fees, decrease in accounting fees of approximately $2,000, decrease of approximately $96,000 in employee remuneration expense, decrease marketing expense of approximately $26,000 and decrease in other general and administrative expenses of approximately $2,000 offset by increase in stock-based expenses of approximately $15,000.

Administration expense decreased to $153,593 for the three months ended December 31, 2024 as compared to $318,185 for the three months ended December 31, 2023. This decrease of approximately $165,000 is primarily attributable to a decrease of approximately $83,000 in general consulting, legal and investor relation fees, decrease of approximately $56,000 in employee remuneration expense, decrease marketing expense of approximately $33,000 and decrease in other general and administrative expenses of approximately $3,000 offset by increase in stock-based expenses of approximately $7,000 and increase in accounting fees of approximately $3,000.

Occupancy Expense

Occupancy expenses increased to $13,718 for the six months ended December 31, 2024 as compared to $13,006 for the six months ended December 31, 2023. This increase of approximately $1,000 is primarily attributable to exchange rate movements over the period when compared to the same period in 2023.

Occupancy expenses decreased to $5,401 for the three months ended December 31, 2024 as compared to $5,857 for the three months ended December 31, 2023. This decrease of approximately $500 is primarily attributable to exchange rate movements over the period when compared to the same period in 2023.

Research and Development Expenses

Research and development expenses decreased to $116,102 for the six months ended December 31, 2024 as compared to $130,264 for the six months ended December 31, 2023, a decrease in research and development expenses of approximately $14,000.

Research and development expenses decreased to $54,388 for the three months ended December 31, 2024 as compared to $114,022 for the three months ended December 31, 2023, a decrease in research and development expenses of approximately $60,000.

Such research and development expenses are related to the two-year collaboration agreement with University of Jaén, which was executed in October 2020 to provide certain research services to the Company ending on October 2022, relating to the investigation of a fully synthetic recombinant version of PRP. Additionally, on July 27, 2022, the Company entered into another two-year research agreement with the University of Jaén to provide certain research and experiment services to the Company relating to the investigation of the effects of pancreatic proenzymes against the tumor microenvironment. Additionally, we also allocate a portion of the management’s salary to research and development expenses. The overall decrease in research and development expenses is primarily related to our cost-cutting measures due to lack of working capital funding. Further research and development collaborations are currently under negotiation with the University of Jaén and other contract research organizations in preparation for upcoming available working capital for future research and development expenses.

Interest Expense

Interest expense decreased to $205,173 for the six months ended December 31, 2024, as compared to $442,696 for the six months ended December 31, 2023. Interest expense is primarily comprised of approximately $133,000 of debt discount amortization and interest expense from accrual of interest expense and other financing fees for a total of approximately $72,000 for the six months ended December 31, 2023. This decrease in interest expense of approximately $238,000 is primarily attributable to the decrease in amortization of debt discount of approximately $31,000 and decrease of approximately $235,000 in accretion of put premium offset by increase in accrual of interest expense.

Interest expense decreased to $118,943 for the three months ended December 31, 2024, as compared to $264,462 for the three months ended December 31, 2023. Interest expense is primarily comprised of approximately $76,000 of debt discount amortization and interest expense from accrual of interest expense and other financing fees for a total of approximately $43,000 for the three months ended December 31, 2023. This decrease in interest expense of approximately $146,000 is primarily attributable to the decrease in amortization of debt discount of approximately $19,000 and decrease of approximately $146,000 in accretion of put premium offset by increase in accrual of interest expense.

Derivative Expense

Derivative expense decreased to approximately $36,000 for the six months ended December 31, 2024 as compared to approximately $123,000 for the six months ended December 31, 2023. Derivative expense decreased to approximately $9,000 for the three months ended December 31, 2024 as compared to approximately $46,000 for the three months ended December 31, 2023. This decrease is primarily attributable to the decrease in the issuance of convertible notes which initial value was bifurcated from the embedded conversion option and was recorded as derivative expense.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased to a gain of approximately $66,000 for the six months ended December 31, 2024 as compared to a gain of approximately $302,000 for the six months ended December 31, 2023. Change in fair value of derivative liabilities were decreased to a gain of approximately $14,000 for the three months ended December 31, 2024 as compared to a loss of approximately $2,000 for the three months ended December 31, 2023. This decrease in gain of approximately $15,000 and $236,000 is primarily attributable to a decrease in fair value of the principal amount of convertible notes with bifurcated embedded conversion option derivatives as a result of the decrease in stock prices during the three and six months ended December 31, 2024, respectively.

Gain (Loss) on Extinguishment of Debt, net

During the six months ended December 31, 2024, notes with principal amounts totaling $49,100, accrued interest of $3,769 and conversion fees of $2,833 containing bifurcated embedded conversion option derivatives which were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $137,454, resulting in a loss on extinguishment at the time of conversion of $81,752 and $51,674 of derivative liability fair value and was recorded as a gain on extinguishment at the time of conversion, resulting in a net loss of $30,078 which is included in gain (loss) on extinguishment of debt in the accompanying condensed consolidated statements of operations.

During the six months ended December 31, 2023 there were principal aggregate amount of convertible notes of $75,300, accrued interest of $5,570 and conversion fees of $1,597 containing bifurcated embedded conversion option derivatives which were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $198,753, resulting in a loss on extinguishment at the time of conversion of $116,285 and $150,384 of derivative liability fair value and was recorded as a gain on extinguishment at the time of conversion, resulting in a net gain of $34,099.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain (loss) decreased to a loss of approximately ($76,000) for the six months ended December 31, 2024 as compared to a gain of approximately $21,000 for the six months ended December 31, 2023. This decrease of approximately $97,000 is partially attributable to the decrease in exchange rates during the six months ended December 31, 2024.

Foreign currency transaction gain (loss) decreased to a loss of approximately ($84,000) for the three months ended December 31, 2024 as compared to a gain of approximately $37,000 for the three months ended December 31, 2023. This decrease of approximately $121,000 is partially attributable to the decrease in exchange rates during the three months ended December 31, 2024.

Net loss

Net loss decreased to $784,493 for the six months ended December 31, 2024 as compared to a net loss of $935,250 for the six months ended December 31, 2023. Net loss decreased to $430,183 for the three months ended December 31, 2024 as compared to a net loss of $584,384 for the three months ended December 31, 2023. The change relates to the factors discussed above.

Deemed dividend

The Company recognized the value of the effect of a down-round feature related to our Series A warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $0 and $177,160 during the six months ended December 31, 2024 and 2023, respectively, $0 and $128,620 during the three months ended December 31, 2024 and 2023, respectively, and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants during the three and six months ended December 31, 2024 and 2023.

Net loss available to common stockholders

Net loss available to common stockholders decreased to $784,493 for the six months ended December 31, 2024 as compared to a net loss available to common stockholders of $1,112,410 for the six months ended December 31, 2023. Net loss available to common stockholders decreased to $430,183 for the three months ended December 31, 2024 as compared to a net loss available to common stockholders of $618,969 for the three months ended December 31, 2023. This decrease of approximately $189,000 and $328,000 during the three months ended December 31, 2024 and 2023, respectively, is primarily attributable to the change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of December 31, 2024, we had total assets of $78,533, comprised primarily of cash of $14,633, GST tax receivable of $1,973, prepaid expenses and other current assets of $1,378, security deposit of $1,855, and operating lease ROU asset, net of $6,577. As compared to June 30, 2024, we had total assets of $72,365, comprised primarily of cash of $21,085, GST tax receivable of $2,950, prepaid expenses and other current assets of $1,406, deferred offering cost of $27,117, security deposit of $2,008, and operating lease ROU asset, net of $17,799.

We had current liabilities of $4,154,964, primarily comprised of net convertible debt of $409,799, accounts payable and accrued expenses of $2,257,867, employee benefit liability of $611,318, loans payable of $145,091, loans payable-related parties of $350,544, note payable, net of $168,217 and embedded conversion option liabilities of $131,585 as of December 31, 2024. As compared to June 30, 2024, we had current liabilities of $3,792,782, primarily comprised of net convertible debt of $399,325, accounts payable and accrued expenses of $2,100,137, employee benefit liability of $639,371, loans payable of $145,091, loans payable – related party of $71,629, note payable, net of $204,694 and embedded conversion option liabilities of $133,886 as of June 30, 2024.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the six months ended December 31, 2024 we received proceeds from issuance of notes of $115,000 and proceeds from issuance of loan payable from related parties of $278,915.

We have substantial capital resource requirements and have incurred significant losses since inception. As of December 31, 2024, we had $14,633 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the six months ended December 31,
	2024	2023
Net cash used in operating activities	$(241,786)	$(572,342)
Net cash provided by financing activities	$295,515	$624,276
Effect of exchange rate changes on cash	$(60,181)	$9,669

Net Cash Flow from Operating Activities

Net cash used in operating activities was $241,786 for the six months ended December 31, 2024, due to our net loss of $784,493 offset primarily by non-cash charges of amortization of debt discount of $133,644, non-cash interest expense of $4,582, derivative expense of $35,741, foreign currency transaction loss of $75,698, and gain from extinguishment of debt of $30,078 addback change in fair value of derivatives of $66,368. Net changes in operating assets and liabilities totaled $304,466, which is primarily attributable to an increase in accrued interest of $49,350, increase in accounts payable of $102,374 and increase in accrued expenses and other payables of $166,993.

Net cash used in operating activities was $572,342 for the six months ended December 31, 2023, due to our net loss of $935,250 offset primarily by non-cash charges of amortization of debt discount of $164,904, non-cash interest expense of $1,597, accretion of put premium of $234,615, derivative expense of $123,379, foreign currency transaction gain of $21,198, addback change in fair value of derivatives of $302,158 and gain from extinguishment of debt of $34,099. Net changes in operating assets and liabilities totaled $184,749, which is primarily attributable to an increase in prepaid expense of $5,877, increase in refundable advance deposit of $123,127, increase accrued interest of $35,323, increase in accounts payable of $169,359, and increase in accrued expenses and other payables of $96,924.

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2024 was $295,515. During the six months ended December 31, 2024 we received net proceeds from issuance of convertible notes of $80,000, proceeds from a note of $35,000 and proceeds from issuance of loan from related parties of $278,915 offset by repayment of notes of $98,400.

Net cash provided by financing activities for the six months ended December 31, 2023 were $624,276. During the six months ended December 31, 2023 we received net proceeds from issuance of convertible notes of $477,500, proceeds from issuance of note of $120,000, proceeds from issuance of loans from a related party of $169,685 offset by repayment of convertible note of $142,909.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $60,181 negative adjustment to cash flows in the six months ended December 31, 2024 as compared to a $9,669 positive adjustment to cash flows in the six months ended December 31, 2023. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Going Concern Qualification

We did not generate any revenue for the six months ended December 31, 2024 and 2023 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2024 and 2023. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to the material weaknesses in financial reporting as discussed below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2024:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From October 1, 2024 through December 31, 2024, the Company issued an aggregate of 3,041 shares of its common stock at an average contractual conversion price of $6 as a result of the conversion of principal of $18,300, interest of $1,558 and conversion fees $2,034 underlying certain outstanding convertible notes converted during such period.

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

Item 3. Defaults Upon Senior Securities.

As of December 31, 2024, we were in default under certain loan issued to certain noteholders on October 3, 2019 for failure to pay an aggregate of $65,280 and $50,477 of principal and accrued interest, respectively, and noteholder on August 15, 2023 for failure to pay an aggregate of $132,000 and $24,852 of principal and accrued interest, respectively, as of December 31, 2024, subsequent to their maturity date. Additionally, outstanding convertible notes for total principal amount of $167,200 with maturity dates between April 2024 and December 2024 are currently in default as of December 31, 2024. We are currently in discussions with such noteholders to extend such maturity date. See “Note 5 and 6” to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

s101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2024, is formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: February 14, 2025	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

