Form 10-Q
period 2025-03-31
Propanc Biopharma, Inc.
filed 2025-05-15
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 15, 2025, there were 11,611,782 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at March 31, 2025 (unaudited) and June 30, 2024	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2025 and 2024 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for each of the three and nine months in the periods ended March 31, 2025 and 2024 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2025 and 2024 (unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-6

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	June 30, 2024
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$50,760	$21,085
GST tax receivable	3,633	2,950
Prepaid expenses - current portion	9,680,347	-
Other current assets	1,312	1,406

TOTAL CURRENT ASSETS	9,736,052	25,441

Deferred offering costs	92,117	27,117
Prepaid expenses - long-term portion	12,695,648	-
Security deposit - related party	1,874	2,008
Operating lease right-of-use assets, net - related party	1,661	17,799

TOTAL ASSETS	$22,527,352	$72,365

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,121,834	$1,213,335
Accrued expenses and other payables	1,082,012	792,190
Accrued interest	167,592	94,612
Loans payable	65,280	145,091
Loans payable - related parties	366,029	71,629
Notes payable, net of discount	281,508	204,694
Convertible notes, net of discounts and including put premiums	438,578	399,325
Operating lease liability - related party, current portion	1,862	19,362
Embedded conversion option liabilities	191,770	133,886
Due to former director - related party	-	29,759
Loan from former director - related party	-	49,528
Employee benefit liability	624,682	639,371

TOTAL CURRENT LIABILITIES	4,341,147	3,792,782

NON-CURRENT LIABILITIES:
Loan payable - long-term - related party, net of discount	93,913	58,642

TOTAL NON-CURRENT LIABILITIES	93,913	58,642

TOTAL LIABILITIES	$4,435,060	$3,851,424

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of March 31, 2025 and June 30, 2024	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 11,611,782 and 7,980 shares issued and outstanding as of March 31, 2025 and June 30, 2024, respectively	11,612	8
Additional paid-in capital	138,212,659	61,696,049
Accumulated other comprehensive income	1,464,557	1,269,581
Accumulated deficit	(121,550,059)	(66,698,220)
Treasury stock ($0.001 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	18,092,292	(3,779,059)

TOTAL LIABILITIES AND STOCKHOLDERS’EQUITY (DEFICIT)	$22,527,352	$72,365

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2025	2024	2025	2024

REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	53,068,147	348,841	53,442,499	1,060,854
Occupancy expenses - related party	6,469	6,578	20,187	19,584
Research and development	54,097	65,448	170,199	195,712
TOTAL OPERATING EXPENSES	53,128,713	420,867	53,632,885	1,276,150

LOSS FROM OPERATIONS	(53,128,713)	(420,867)	(53,632,885)	(1,276,150)

OTHER INCOME (EXPENSE)
Interest expense	(104,042)	(133,141)	(309,215)	(575,837)
Interest income	1	27	2	60
Derivative expense	(59,271)	-	(95,012)	(123,379)
Change in fair value of derivative liabilities	47,119	70,213	113,487	372,371
Gain (loss) on extinguishment of debt, net	(809,954)	(6,781)	(840,032)	27,318
Foreign currency transaction gain (loss)	(12,486)	(36,426)	(88,184)	(15,228)
TOTAL OTHER INCOME (EXPENSE), NET	(938,633)	(106,108)	(1,218,954)	(314,695)

LOSS BEFORE TAXES	(54,067,346)	(526,975)	(54,851,839)	(1,590,845)

Tax benefit	-	275	-	128,895

NET LOSS	$(54,067,346)	$(526,700)	$(54,851,839)	$(1,461,950)

Deemed Dividend	-	(15,800)	-	(192,960)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(54,067,346)	$(542,500)	$(54,851,839)	$(1,654,910)

BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS	$(12.50)	$(545.79)	$(38.62)	$(3,164.41)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	4,325,994	994	1,420,307	523

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(54,067,346)	$(542,500)	$(54,851,839)	$(1,654,910)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	(27,311)	105,380	194,976	44,574

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(27,311)	105,380	194,976	44,574

TOTAL COMPREHENSIVE LOSS	$(54,094,657)	$(437,120)	$(54,656,863)	$(1,610,336)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT )FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2025 AND 2024

(Unaudited)

	Preferred Stock						Common Stock					Accumulated
	Series A		Series B		Common Stock		Issuable		Additional			Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2023	-	$-	1	$-	101	$-	27	$-	$60,319,154	$-	$(64,684,732)	$1,294,876	$(46,477)	$(3,117,179)

Issuance of common stock for conversion of convertible debt, conversion fees and accrued interest	-	-	-	-	82	-	10	-	229,190	-	-	-	-	229,190

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	38	-	-	-	-	-	-	-	-	-

Issuance of common stock for issuable shares	-	-	-	-	27	-	(27)	-	-	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	34,838	-	-	-	-	34,838

Relative fair value of warrant granted in connection with a loan payable - related party	-	-	-	-	-	-	-	-	141,084	-	-	-	-	141,084

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	73,674	-	73,674

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	142,575	-	(142,575)	-	-	-

Net loss for the three months ended September 30, 2023	-	-	-	-	-	-	-	-	-	-	(350,866)	-	-	(350,866)

Balance at September 30, 2023	-	-	1	-	247	-	10	-	60,866,841	-	(65,178,173)	1,368,550	(46,477)	(2,989,259)

Issuance of common stock for conversion of convertible debt, conversion fees and accrued interest	-	-	-	-	278	-	-	-	92,057	-	-	-	-	92,057

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	44	-	-	-	-	-	-	-	-	-

Issuance of common stock for issuable shares	-	-	-	-	10	-	(10)	-	-	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	52,467	-	-	-	-	52,467

Issuance of common stock for cash	-	-	-	-	23	-	-	-	8,822	(8,822)	-	-	-	-

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(134,480)	-	(134,480)

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	34,585	-	(34,585)	-	-	-

Net loss for the three months ended December 31, 2023	-	-	-	-	-	-	-	-	-	-	(584,384)	-	-	(584,384)

Balance at December 31, 2023	-	-	1	-	603	-	-	-	61,054,772	(8,822)	(65,797,142)	1,234,070	(46,477)	(3,563,599)

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	1,174	1	-	-	195,089	-	-	-	-	195,090

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	23	-	-	-	-	-	-	-	-	-

Issuance of common stock for cash	-	-	-	-	29	1	-	-	2,259	-	-	-	-	2,260

Collection of subscription receivable	-	-	-	-	-	-	-	-	-	8,822	-	-	-	8,822

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	79,230	-	-	-	-	79,230

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	105,380	-	105,380

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	15,800	-	(15,800)	-	-	-

Net loss for the three months ended March 31, 2024	-	-	-	-	-	-	-	-	-	-	(526,700)	-	-	(526,700)

Balance at March 31, 2024	-	$-	1	$-	1,828	$2	-	$-	$61,347,150	$-	$(66,339,642)	$1,339,450	$(46,477)	$(3,699,517)

	Preferred Stock						Common Stock					Accumulated		Total
	Series A		Series B		Common Stock		Issuable		Additional			Other		Stockholders’
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Subscription Receivable	Accumulated Deficit	Comprehensive Income	Treasury Stock	Equity (Deficit)

Balance at June 30, 2024	-	$-	1	$-	7,980	$8	-	$-	$61,696,049	$-	$(66,698,220)	$1,269,581	$(46,477)	$(3,779,059)

Issuance of common stock for conversion of convertible debt, conversion fees and accrued interest	-	-	-	-	3,237	3	-	-	99,888	-	-	-	-	99,891

Issuance of common stock for services	-	-	-	-	250	-	-	-	15,000	-	-	-	-	15,000

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	9,336	-	-	-	-	9,336

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(98,943)	-	(98,943)

Net loss for the three months ended September 30, 2024	-	-	-	-	-	-	-	-	-	-	(354,310)	-	-	(354,310)

Balance at September 30, 2024	-	-	1	-	11,467	11	-	-	61,820,273	-	(67,052,530)	1,170,638	(46,477)	(4,108,085)

Issuance of common stock for conversion of convertible debt, conversion fees and accrued interest	-	-	-	-	3,041	3	-	-	58,276	-	-	-	-	58,279

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	321,230	-	321,230

Net loss for the three months ended December 31, 2024	-	-	-	-	-	-	-	-	-	-	(430,183)	-	-	(430,183)

Balance at December 31, 2024	-	-	1	-	14,508	14	-	-	61,878,549	-	(67,482,713)	1,491,868	(46,477)	(4,158,759)

Issuance of common stock for conversion of convertible debt, conversion fees and accrued interest	-	-	-	-	2,548	3	-	-	18,202	-	-	-	-	18,205

Issuance of common stock for services rendered	-	-	-	-	8,555,500	8,556	-	-	51,324,444	-	-	-	-	51,333,000

Issuance of common stock for prepaid services	-	-	-	-	2,025,000	2,025	-	-	23,879,085	-	-	-	-	23,881,110

Issuance of common stock related to debt exchange agreement	-	-	-	-	111,000	111	-	-	1,112,389	-	-	-	-	1,112,500

Issuance of common stock related to warrant exchange agreement	-	-	-	-	900,000	900	-	-	(900)	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	893	-	-	-	-	893

Fractional shares due to reverse split	-	-	-	-	3,226	3	-	-	(3)	-	-	-	-	-

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	(27,311)	-	(27,311)

Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	-	-	-	(54,067,346)	-	-	(54,067,346)

Balance at March 31, 2025	-	$-	1	$-	11,611,782	$11,612	-	$-	$138,212,659	$-	$(121,550,059)	$1,464,557	$(46,477)	$18,092,292

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(54,851,839)	$(1,461,950)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance of common stock for services	51,348,000	-
Amortization of prepaid stock based expenses	1,505,115	-
Foreign currency transaction loss	88,184	15,228
Depreciation expense	-	297
Amortization of debt discounts	193,283	246,612
Amortization of right-of-use assets	14,952	15,595
Change in fair value of derivative liabilities	(113,487)	(372,371)
Derivative expense	95,012	123,379
Loss (gain) on extinguishment of debt, net	840,032	(27,318)
Non-cash interest expense	5,519	2,236
Accretion of put premium	-	261,538
Changes in Assets and Liabilities:
GST receivable	(880)	(2,462)
Prepaid expenses - current portion	1,312	4,620
Deferred offering costs	(65,000)	-
Accounts payable	118,706	242,466
Employee benefit liability	27,917	35,772
Accrued expenses and other payables	342,223	198,995
Accrued interest	89,179	57,823
Operating lease liability	(16,210)	(15,612)
NET CASH USED IN OPERATING ACTIVITIES	(377,982)	(675,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	150,000	516,875
Repayment of convertible note	(8,000)	(142,909)
Repayment of notes	(98,400)	-
Proceeds from the sale of common stock	-	11,082
Proceeds from note payable	145,000	120,000
Proceeds from loans payable - related parties	294,400	185,872
NET CASH PROVIDED BY FINANCING ACTIVITIES	483,000	690,920

Effect of exchange rate changes on cash	(75,343)	(19,593)

NET INCREASE (DECREASE) IN CASH	29,675	(3,825)

CASH AT BEGINNING OF PERIOD	21,085	10,047
CASH AT END OF PERIOD	$50,760	$6,222

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$21,625	$7,559
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$10,229	$166,535
Conversion of convertible notes and accrued interest to common stock	$79,686	$370,635
Settlement of accounts payable for shares of common stock	$129,354	$-
Settlement of loans to former director for shares of common stock	$74,395	$-
Settlement of loans payable including accrued interest for shares of common stock	$86,248	$-
Debt discounts related to derivative liability	$150,000	$125,000
Relative fair value of warrant granted in connection with a loan payable - related party	$-	$141,084
Issuance of common stock for prepaid services (net of amortized portion)	$22,375,995	$-
Deemed dividend upon alternate cashless exercise of warrants	$-	$192,960

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

On July 22, 2016, the Company formed another wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of March 31, 2025, there has been no activity within this entity.

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

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our consolidated results of operations for the three and nine months ended March 31, 2025 and 2024 and cash flows for the nine months ended March 31, 2025 and 2024 and our consolidated financial position at March 31, 2025 have been made. The Company’s results of operations for the nine months ended March 31, 2025 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2025.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive wholly-owned subsidiary through March 31, 2025 and still remains inactive.

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

March 31, 2025

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

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that the intercompany loans will not be repaid in the foreseeable future and thus, per Accounting Standards Codification (“ASC”) 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). As of March 31, 2025 and 2024, the Company recognized a cumulative exchange gain (loss) of approximately ($1,339,000) and $416,000, respectively, on intercompany loans made by the parent to the subsidiary that have not been repaid as of March 31, 2025, which is included as a component of accumulated other comprehensive income on the accompanying condensed consolidated balance sheets.

As of March 31, 2025 and June 30, 2024, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2025	June 30, 2024
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.6247	0.6693

Average exchange rate for the period
USD : AUD exchange rate	0.6487	0.6557

The change in Accumulated Other Comprehensive Income by component during the nine months ended March 31, 2025 was as follows:

Foreign Currency Items:
Balance, June 30, 2024	$1,269,581
Unrealized foreign currency translation gain	194,976
Ending balance, March 31, 2025	$1,464,557

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

Also see Note 11 - Derivative Financial Instruments and Fair Value Measurements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of March 31, 2025 or June 30, 2024.

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

Prepaid expenses

Prepaid expenses – current portion and long-term portion of $9,680,347 and $12,695,648, respectively, at March 31, 2025, consist primarily of costs paid for future services which will occur between 6 months to three years. Prepaid expenses principally include prepayments in vested, non-forfeitable equity instruments for general consulting, investor relations, and business advisory services, which are being amortized over the terms of their respective agreements.

Deferred Offering Costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized and consist principally of professional, underwriting and other expenses incurred through the balance sheet date that are directly related to the Company’s proposed public offering. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of March 31, 2025 and June 30, 2024, the Company had recorded $92,117 and $27,117 in deferred offering costs, respectively.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through March 31, 2025 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

March 31, 2025

(Unaudited)

Australian Goods and Services Tax (“GST”)

Revenues, expenses and balance sheet items are recognized net of the amount of GST, except payable and receivable balances which are shown inclusive of GST. The GST incurred is payable on revenues to, and recoverable on purchases from, the Australian Taxation Office.

Cash flows are presented in the statements of cash flow on a gross basis, except for the GST component of investing and financing activities, which are disclosed as operating cash flows. As of March 31, 2025 and June 30, 2024, the Company was owed $3,633 and $2,950, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the nine months ended March 31, 2025 and 2024 were $170,199 and $195,712, respectively, and for the three months ended March 31, 2025 and 2024 were $54,097 and $65,448, respectively.

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

March 31, 2025

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

	March 31, 2025	March 31, 2024
	(Unaudited)	(Unaudited)
Stock Options	-	-
Stock Warrants with no designations	250	250
Series A Warrants as if converted at alternate cashless exercise price	-	33,173
Series C Warrants as if converted at alternate cashless exercise price *	-	152,933
Convertible Debt	116,608	3,845
Total	116,858	190,201

*	Only convertible ratably upon exercise of Series B Warrants

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

In November 2023, FASB issued Accounting Standards Update (“ASU No. 2023-07”), Segment reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which amended Topic 280. The amendments in this update enhance segment reporting by expanding the breadth and frequency of segment disclosures required by public entities. ASU 2023-07 requires public entities to disclose factors used to identify the entities’ reportable segments, how the Chief Operating Decision Maker (“CODM”) uses the reported measure(s) of a segment’s profit or loss to assess segment performance and decide how to allocate resources, significant expenses regularly provided to the CODM and included within the reported measure(s) of a segment’s profit or loss, types of products and services from which each reportable segment derives its revenues, and the title and position of the CODM. The new standard is effective for public entities with fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted and is required to be adopted retrospectively for all prior periods presented in the consolidated financial statements. Other than the new disclosure requirements, the adoption of this guidance will not have a significant impact on the Company’s condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

On November 4, 2024 the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE) requiring additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. This standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 applies to all public business entities (PBEs) and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the nine months ended March 31, 2025, the Company had no revenues, had a net loss of approximately $54.9 million, and had net cash used in operations of approximately $378,000. Additionally, As of March 31, 2025, the Company had an accumulated deficit of approximately $121.6 million. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issue date of this Quarterly Report.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following As of March 31, 2025 and June 30, 2024.

	March 31, 2025	June 30, 2024
	(Unaudited)
Office equipment at cost	$23,841	$25,543
Less: Accumulated depreciation	(23,841)	(25,543)

Total property, plant, and equipment	$-	$-

Depreciation expense for the nine months ended March 31, 2025 and 2024 were $0 and $297, respectively. Depreciation expense for the three months ended March 31, 2025 and 2024 were $0 and $49, respectively.

NOTE 4 – DUE TO AND LOANS FROM FORMER DIRECTOR - RELATED PARTY

Due to former director – related party

Due to former director – related party represented unsecured advances made primarily by a former director for operating expenses on behalf of the Company, such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and were due upon demand. The Company was not charged interest under these advances. The total amount owed the former director at March 31, 2025 and June 30, 2024 were $0 and $29,759, respectively. On January 23, 2025, the Company entered into a Debt Exchange Agreement (“the Debt Exchange”) with the former director (see below) to settle such debt.

Loan from Former Director - Related Party

Loan from the Company’s former director at March 31, 2025 and June 30, 2024 were $0 and $49,528, respectively. The loan bore no interest and was payable on demand.

On January 23, 2025, the Company entered into a Debt Exchange with the former director and issued 30,000 shares of common stock in exchange for the total outstanding loans of $74,395 (which includes above amount of $29,759). Those shares were valued at $12.50 per share or $375,000, being the closing price of the stock on the date of grant to the former director. Accordingly, the fair market value of the shares issued was $375,000, resulting in a loss on extinguishment of debt at the time of exchange of $300,605 during the nine months ended March 31, 2025.

NOTE 5 – LOANS

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

March 31, 2025

(Unaudited)

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

In January 2025, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $25,000 AUD ($15,485 USD). These loans bear no interest and are payable on demand.

The loans payable – related parties amounted to $366,029 and $71,629 as of March 31, 2025 and June 30, 2024, respectively.

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

Accrued interest from this loan amounted to $26,662 as of March 31, 2025. Amortization of debt discount for the nine months ended March 31, 2025 was $35,271 and for the three months ended March 31, 2025 was $11,585. The total principal outstanding under this loan was $153,256 and remaining debt discount of $59,343 as of March 31, 2025 as reflected in the accompanying condensed consolidated balance sheet as loan payable – long-term – related party, net of discount of $93,913.

Loan Payable

Crown Bridge Securities Purchase Agreement

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC (“Crown Bridge”), pursuant to which Crown Bridge purchased a convertible promissory note from the Company (the “Crown Bridge Note”), which had a remaining principal balance of $65,280 as of June 30, 2024. The maturity date of the Crown Bridge Note was October 3, 2020 and is currently past due. The Crown Bridge Note bore interest at a default interest rate of 15% per annum. In August 2022, the SEC filed a complaint against Crown Bridge due to its violation of Section 15(a)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Crown Bridge agreed to surrender all conversion rights in its currently held convertible notes, including the Crown Bridge Note. Consequently, during fiscal year 2023, the Company reclassified the remaining principal balance of $65,280 from a convertible note into a loan payable which is the principal balance at March 31, 2025 and June 30, 2024. Additionally, the Company recorded the remaining put premium of $43,520 into gain on extinguishment of debt during fiscal year 2023. The total accrued interest from this loan amounted to $52,918 and $45,541 as of March 31, 2025 and June 30, 2024, respectively.

Loans Payable - others

In June 2024, the Company entered into loan agreements with two investors who loaned the Company an aggregate of $120,000 AUD ($79,811 USD). The maturity dates of these loans were both in June 2025. These loans bore interest at a rate of 12% per annum. On February 5, 2025, the Company entered into a Debt Exchange Agreements with the two investors and issued an aggregate of 30,000 shares of common stock in exchange for the total outstanding loan including accrued interest of $86,248. Those shares were valued at $10 per share or $300,000, being the closing price of the stock on the date of grant to the two investors. Accordingly, the fair market value of the shares issued was $300,000, resulting in a loss on extinguishment of debt at the time of exchange of $213,752 during the nine months ended March 31, 2025. As of March 31, 2025 and June 30, 2024, the total balance of these loans amounted to $0 and $79,811, respectively, and accrued interest of $0 and $665, respectively.

The aggregate principal outstanding on the above loans was $65,280 and $145,091 as of March 31, 2025 and June 30, 2024, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Loan in default

The Crown Bridge Note is currently past due and in default, consisting of $65,280 principal and $52,918 accrued interest, which includes interest accruing at the default interest rate at 15%.

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

Effective May 7, 2025, the Company entered into a Maturity Extension Agreement with the August 2023 Lender whereby the August 2023 Lender agreed to extend the maturity date of the promissory note dated August 15, 2023, which was amended on May 7, 2024 (the “Old Note”) to June 15, 2025. All other terms of the Old Note shall remain unchanged and in full force and effect.

Accrued interest from this note amounted to $30,711 and $15,536 as of March 31, 2025 and June 30, 2024, respectively. Amortization of debt discount from the promissory note for fiscal year 2024 was $12,000. The total principal outstanding under this note was $132,000 and remaining debt discount of $0 as of March 31, 2025 and June 30, 2024 as reflected in the accompanying condensed consolidated balance sheet as note payable of $132,000.

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

On January 31, 2025, the Company entered into and closed a securities purchase agreement 1800 Diagonal (the “Investor”), pursuant to which the Investor agreed to purchase a convertible promissory note from the Company in the aggregate principal amount of $65,000, for a purchase price of $56,000. The Company intends to use the net proceeds therefrom for general working capital purposes. The maturity date of the note is November 30, 2025 and the note bears a one-time interest charge of fifteen percent that shall be applied on the issuance date. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in five (5) payments, with the first on July 30, 2025 for $37,375.00, and the other four payments of $9,343.75 on August 30, 2025, September 30, 2025, October 30, 2025 and November 30, 2025 (a total payback to the Holder of $74,750.00). The Company shall have a five (5) day grace period with respect to each payment. The Company has right to prepay in full at any time with no prepayment penalty.

On March 25, 2025, the Company entered into and closed a securities purchase agreement 1800 Diagonal (the “Investor”), pursuant to which the Investor agreed to purchase a convertible promissory note from the Company in the aggregate principal amount of $79,200, for a purchase price of $67,000. The Company intends to use the net proceeds therefrom for general working capital purposes. The maturity date of the note is January 30, 2026 and the note bears a one-time interest charge of fifteen percent that shall be applied on the issuance date. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in five (5) payments, with the first on September 30, 2025 for $45,540, and the other four payments of $11,385 on October 30, 2025, November 30, 2025, December 30, 2025 and January 30, 2026 (a total payback to the Holder of $91,080). The Company shall have a five (5) day grace period with respect to each payment. The Company has the right to prepay in full at any time with no prepayment penalty.

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

As of March 31, 2025 and June 30, 2024 the total balance of these 1800 Diagonal Lending promissory notes amounted to $144,200 and $98,400, respectively and accrued interest of $1,771 and $1,193, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

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

As of March 31, 2025, the total balance of principal and accrued interest of the Red Road Holdings promissory note amounted to $49,200 and $2,366, respectively.

The total balance of the above four promissory notes, net of unamortized discount of $43,892 was $281,508 at March 31, 2025. The total balance of the above three promissory notes, net of unamortized discount of $25,706 was $204,694 at June 30, 2024.

Convertible Notes

The Company’s convertible notes outstanding at March 31, 2025 and June 30, 2024 were as follows:

	March 31, 2025 (Unaudited)	June 30, 2024
Convertible notes and debenture	$399,235	$313,550
Unamortized discounts	(75,056)	(38,854)
Premium, net	114,399	124,629
Convertible notes, net	$438,578	$399,325

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

March 31, 2025

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

The total principal amount outstanding under the above ONE44 financing agreements was $104,460 and accrued interest was $12,570 as of March 31, 2025 following conversion of $14,840 of the principal balance and $1,006 accrued interest during the nine months ended March 31, 2025. Accordingly, $9,893 of the put premium was released to additional paid in capital in respect to the ONE44 financing agreements during the nine months ended March 31, 2025 following conversion of the principal balance.

One ONE44 note with principal amount of $104,460 is currently in default and accrues at a default interest rate of 24% per annum.

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

March 31, 2025

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

The maturity date of the GS Capital Note was February 2, 2025. The GS Capital Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note is equal to $102 per share, provided that the fixed price will be reduced to $60 per share in the event that the market price of the Common Stock trades below $84 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default. As of the date of filing this report, such GS Capital Note is past due and currently in default.

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

The maturity date of the GS Capital Note was March 20, 2025. The GS Capital Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note is equal to $18 per share, provided that the fixed price will be reduced to $6 per share in the event that the market price of the Common Stock trades below $18 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default. As of the date of filing this report, such GS Capital Note is past due and currently in default.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

February 7, 2025 Securities Purchase Agreement

On February 7, 2025, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, pursuant to which GS Capital purchased a convertible redeemable note from the Company in the aggregate principal amount of $43,000, such principal and the interest thereon are convertible into shares of the Company’s common stock at the option of GS Capital. The GS Capital Note contains a $3,000 original issue discount. The Company used the net proceeds from the GS Capital Note for general working capital purposes.

The maturity date of the GS Capital Note is October 7, 2025. The GS Capital Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note is equal to $9 per share, provided that the fixed price will be reduced to $6 per share in the event that the market price of the Common Stock trades below $8 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default.

March 11, 2025 Securities Purchase Agreement

On March 11, 2025, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, pursuant to which GS Capital purchased a convertible redeemable note from the Company in the aggregate principal amount of $33,000, such principal and the interest thereon are convertible into shares of the Company’s common stock at the option of GS Capital. The GS Capital Note contains a $3,000 original issue discount. The Company used the net proceeds from the GS Capital Note for general working capital purposes.

The maturity date of the GS Capital Note is November 11, 2025. The GS Capital Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note is equal to $6 per share, provided that the fixed price will be reduced to $3 per share in the event that the market price of the Common Stock trades below $5 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default.

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

The total principal outstanding and accrued interest under the above GS Capital notes were $197,650 and $11,366, respectively, as of March 31, 2025, following conversion of $54,850 of the principal balance and $4,365 accrued interest during the nine months ended March 31, 2025. During the nine months ended March 31, 2025, an aggregate total of $142,000 of the above GS Capital notes were bifurcated with the embedded conversion option which were recorded as derivative liabilities at fair value (see Note 11).

Four GS Capital notes with total principal amounts of $121,650 are currently in default and accrue at a default interest rate of 24% per annum.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

104 LLC Securities Purchase Agreement

March 5, 2024 Securities Purchase Agreement

Effective March 5, 2024, the Company entered into and closed a securities purchase agreement (the “Purchase Agreement”) with 104 LLC (“104”), pursuant to which 104 agreed to purchase a convertible promissory note from the Company in the aggregate principal amount of $50,000, for a purchase price of $46,875, after an original issue discount of $3,125. The Company paid legal and financing costs of $7,500. The Company used the net proceeds therefrom for general working capital purposes. The maturity date of the note is March 1, 2025 and the note bears interest at a rate of eight percent (8%) per annum, which may be increased to sixteen percent (16%) in the event of a default. As of the date of filing this report, such 104 Note is past due and currently in default.

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

The total principal amount outstanding under the above 104 financing agreements was $83,750 and accrued interest was $1,429 as of June 30, 2024. The total principal outstanding and accrued interest under the above 104 financing agreements were $83,125 and $2,958, respectively, as of March 31, 2025, following conversion of $625 of the principal balance and $4,000 accrued interest during the nine months ended March 31, 2025.

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

March 31, 2025

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

In February 2025, the Company repaid $8,000 of the principal amount. The total principal outstanding and accrued interest under the above Geebis note was $14,000 and $443, respectively, as of March 31, 2025. As of March 31, 2025, an aggregate total of $14,000 of the above Geebis note was bifurcated with the embedded conversion option which was recorded as derivative liabilities at fair value as of March 31, 2025 (see Note 11).

Outstanding convertible notes in default

Three outstanding convertible notes for total principal amount of $275,485 with maturity dates between April 2024 and March 2025 are currently in default as of March 31, 2025.

Amortization of debt discounts

The Company recorded $164,000 and $196,625 of debt discounts related to the above note issuances during the nine months ended March 31, 2025 and 2024, respectively. The Company recorded $0 and $261,538 of put premiums related to the above note issuances during the nine months ended March 31, 2025 and 2024, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the nine months ended March 31, 2025 and 2024 was $193,283 and $246,612, respectively. Amortization of all debt discounts for the three months ended March 31, 2025 and 2024 was $59,639 and $81,708, respectively.

The Company reclassified $10,229 and $166,535 in put premiums to additional paid in capital following conversions and repayment during the nine months ended March 31, 2025 and 2024, respectively.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

On March 15, 2023, the Company filed a certificate with the Secretary of State of Delaware (the “Certificate of Retirement”), effecting the retirement and cancellation of the Series A Preferred Stock to eliminate such Series A Preferred Stock. No shares of Series A Preferred Stock are currently outstanding as they were redeemed by the Company in March 2023. There were no shares of Series A Preferred Stock issued and outstanding as of March 31, 2025 and June 30, 2024 for both periods.

Pursuant to a certificate of designation filed with the Secretary of State of the State of Delaware on June 16, 2015, five shares of preferred stock have been designated as Series B Preferred Stock, par value $0.01 per share, of the Company (“Series B Preferred Stock”). Each holder of shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of March 31, 2025 and June 30, 2024. Mr. Nathanielsz, the Company’s Chief Executive Officer, directly beneficially owns such one share of Series B Preferred Stock.

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued during nine months ended March 31, 2025 and fiscal year 2024.

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

From October 1, 2024 through March 31, 2025, the Company issued an aggregate of 3,041 shares of its common stock at an average contractual conversion price of $6 as a result of the conversion of principal of $18,300, interest of $1,558 and conversion fees of $2,034 underlying certain outstanding convertible notes converted during such period.

From January 1, 2025 through March 19, 2025, the Company issued an aggregate of 2,548 shares of its common stock at an average contractual conversion price of $3 as a result of the conversion of principal of $7,090, interest of $760 and conversion fees $937 underlying certain outstanding convertible notes converted during such period.

Included in the above conversion during the nine months ended March 31, 2025, were principal aggregate amount of convertible notes of $54,850, accrued interest of $4,365 and conversion fees of $3,770 containing bifurcated embedded conversion option derivatives which were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $154,154, resulting in a loss on extinguishment at the time of conversion of $91,169 and $73,640 of derivative liability fair value and was recorded as a gain on extinguishment at the time of conversion, resulting in a net loss of $17,529 which is included in gain (loss) on extinguishment of debt in the accompanying condensed consolidated statements of operations.

The Company reclassified $10,229 from put premium liabilities to additional paid in capital following conversions and repayment during the nine months ended March 31, 2025.

The Company has 124,368 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at March 31, 2025.

Shares issued for services rendered

On August 12, 2024, the Company entered into a consulting agreement with two consultants to provide investor relation services from August 12, 2024 to October 12, 2024 for a total fee of $7,500 for each consultant. In August 2024, the Company issued an aggregate of 250 shares of common stock to the consultants related to this consulting agreement. Those shares were valued at approximately $60 per share or $15,000, being the closing price of the stock on the date of grant to such consultants. During the nine months ended March 31, 2025, the Company recorded stock-based compensation of $15,000.

On March 3, 2025, the Company issued an aggregate of 8,555,500 shares of common stock to certain officers, employees, directors and consultants for services rendered. Those shares were valued at approximately $6 per share or $51,333,000, being the closing price of the stock on the date of grant. During the nine months ended March 31, 2025, the Company recorded stock-based compensation of $51,333,000 related to the issuance.

Shares issued for prepaid services

Between January 9, 2025 and March 23, 2025, the Company issued an aggregate of 2,025,000 shares of fully vested, non-forfeitable common stock to various consultants for consulting, investor relations and business advisory services with service terms ranging from 6 months to three years. Those shares were valued at an average price of $11.79 (ranging from $7 to $12.5) or $23,881,110, being the closing prices of the stock on each respective date of grants. During the nine months ended March 31, 2025, the Company recorded stock-based compensation of $1,505,115. At March 31, 2025, the Company recorded prepaid expense – current portion of $9,680,347 and prepaid expense – long-term portion of $12,695,648 to be amortized over the terms of the respective agreements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Shares issued in connection with Debt Exchange Agreements

Between January 5, 2025 and March 5, 2025, the Company issued an aggregate of 51,000 shares of common stock to certain vendors in exchange for payment of outstanding balance of accounts payable of $129,354 pursuant to debt exchange agreements. Those shares were valued at an average price of $8.58 (ranging from $6.75 to $15) or $437,500, being the closing prices of the stock on each respective date of grants. Accordingly, the fair market value of the shares issued was $437,500, resulting in a loss on extinguishment of debt at the time of exchange of $308,146 during the nine months ended March 31, 2025.

On January 23, 2025, the Company entered into a Debt Exchange with the former director and issued 30,000 shares of common stock in exchange for the total outstanding loan of $74,395. Those shares were valued at $12.50 per share or $375,000, being the closing price of the stock on the date of grant to the former director. Accordingly, the fair market value of the shares issued was $375,000, resulting in a loss on extinguishment of debt at the time of exchange of $300,605 during the nine months ended March 31, 2025.

On February 5, 2025, the Company entered into debt exchange agreements with the two investors and issued an aggregate of 30,000 shares of common stock in exchange for the total outstanding loan including accrued interest of $86,248. Those shares were valued at $10 per share or $300,000, being the closing price of the stock on the date of grant to the two investors. Accordingly, the fair market value of the shares issued was $300,000, resulting in a loss on extinguishment of debt at the time of exchange of $213,752 during the nine months ended March 31, 2025.

Shares issued in connection with a Warrant Exchange Agreement

On March 3, 2025, the Company issued 900,000 shares of common stock to an investor in exchange for all the existing warrants (the “Exchange Warrants”) that included an alternate cashless exercise provision held by the investor pursuant to a Warrant Exchange Agreement. The fair value of the surrendered Exchange Warrants exceeded the fair value of the 900,000 shares of common stock issued. Accordingly, there was no deemed dividend recorded in connection with the Warrant Exchange Agreement. The fair value of the 900,000 shares issued was $6 per share or $5.4 million based on the quoted trading price on the exchange date.

Restricted Stock Units

Pursuant to employment agreements dated in May 2019, the Company granted de minimis restricted stock unit (after the Reverse Stock Split) to the Company’s Chief Executive Officer and Chief Scientific Officer. Such restricted stock units are subject to vesting terms as defined in the employment agreements. Such restricted stock units were valued at the fair value of approximately $497,240 based on the quoted trading price on the date of grant. There were $248,620 unrecognized restricted stock units expense as of March 31, 2025 and June 30, 2024. A de minimis unvested restricted stock units which are subject to various performance conditions have not yet been met and have not yet vested as of March 31, 2025 to which the above amount of $248,620 relates to.

Stock Warrants:

The following table summarizes warrant activity for the nine months ended March 31, 2025:

			Weighted
	Number of		Average
	Shares		Price Per Share
Outstanding at June 30, 2024	250		$74,400
Granted	-		-
Exercised	-		-
Cancelled *	-		-
Expired	-		-
Outstanding at March 31, 2025	250	*	$0.01

Exercisable at March 31, 2025	250		$0.01
Outstanding and Exercisable:

Weighted average remaining contractual term	1.26
Aggregate intrinsic value	$-

*	On March 3, 2025, the Company cancelled all the existing warrants (0.0002 Series A warrants, 0.0003 Series B warrants, and 0.0008 Series C warrants) held by an investor pursuant to a Warrant Exchange Agreement (see above).

Stock Options:

During the nine months ended March 31, 2025 and 2024, there were no stock option activities for both periods. There are de minimis outstanding number of stock options and vested stock options at weighted average contractual term of 4.37 years as of March 31, 2025.

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

During the nine months ended March 31, 2025 and 2024, the Company recognized stock-based compensation of $0 for both periods. There was $0 of unvested stock options expense as of March 31, 2025. No stock options were granted during the nine months ended March 31, 2025.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure on the March 31, 2025 and June 30, 2024 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

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

As of March 31, 2025 and June 30, 2024, the Company has $48,931 and $47,531, respectively, balance due to the University for unreimbursed lab fees, which are included in accrued expenses and other liabilities in the accompanying condensed consolidated balance sheets. As of March 31, 2025 and June 30, 2024, there are no royalty fees owed to the University.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

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

The Company will be responsible for and will pay all expenses relating to the Offering as defined in the Agreement. Additionally, the Company will provide an expense advance (the “Advance”) to the Consultant of $50,000, of which $25,000 was payable upon the execution of the Agreement and $25,000 of which is payable upon the initial filing of a registration statement. The Company paid $25,000 in May 2024 and accrued an additional $25,000 as of March 31, 2025 which were being recorded as deferred offering cost as of March 31, 2025. No payment was made during the nine months ended March 31, 2025.

Operating Leases

On May 4, 2022, the Company entered in a three-year lease agreement with North Horizon Pty Ltd., a related party, (see Note 9) for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes. On May 4, 2022, the Company recorded right-of-use assets $66,201 and total lease liabilities of $66,201 based on an incremental borrowing rate of 8%.

ROU is summarized below:

	March 31, 2025 (Unaudited)	June 30, 2024
Office lease	$66,201	$66,201
Less: accumulated amortization	(64,540)	(48,402)
Right-of-use asset, net	$1,661	$17,799

Operating Lease liabilities are summarized below:

	March 31, 2025 (Unaudited)	June 30, 2024
Office lease	$66,201	$66,201
Reduction of lease liability	(64,339)	(46,839)
Less: office lease, current portion	(1,862)	(19,362)
Long term portion of lease liability	$-	$-

Remaining future minimum lease payments under non-cancelable operating lease at March 31, 2025 are as follows:

Fiscal Year 2025	$1,874
Imputed interest	(12)
Total operating lease liability	$1,862

The weighted average remaining lease term for the operating lease is 0.01 years as of March 31, 2025.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors.

These transactions have included the following:

As of March 31, 2025 and June 30, 2024, the Company owed its former director a total of $0 and $29,759, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property (see Note 4). Additionally, as of March 31, 2025 and June 30, 2024, the Company owed its former director a total of $0 and $49,528, respectively, for money loaned to the Company, throughout the years. On January 23, 2025, the Company entered into a Debt Exchange with the former director and issued 30,000 shares of common stock in exchange for the total outstanding loans of $74,395 as discussed above.

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

As of March 31, 2025 and June 30, 2024, total rent payable of $202,129 AUD ($124,976 USD) and $194,129 AUD ($129,930 USD), respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheet. Rent expense under the lease was $20,817 and $19,584 for the nine months ended March 31, 2025 and 2024, respectively, and $7,099 and $6,578 for the three months ended March 31, 2025 and 2024, respectively and reflected as occupancy expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

In January 2025, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $25,000 AUD ($15,485 USD). These loans bear no interest and are payable on demand (see Note 5).

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

March 31, 2025

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

Pursuant to a February 25, 2016 board resolution, James Nathanielsz was paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile which car allowance expired in August 2022. For the fiscal years ended June 30, 2024 and 2023, $17,714 USD and $3,344 USD, respectively, was paid to Mr. Nathanielsz for use of a vehicle. For the nine months ended March 31, 2025, $5,466 AUD ($3,546 USD) was paid to Mr. Nathanielsz for use of a vehicle. For the three months ended March 31, 2025, $1,909 AUD ($1,174 USD) was paid to Mr. Nathanielsz for use of a vehicle.

On August 12, 2021, the Board approved a bonus of $177,840 USD. A total of $221,890 AUD ($166,418 USD) in payments were made against the bonuses during the year ended June 30, 2021 resulting in a remaining balance of $422,610 AUD ($316,957 USD) bonus payable as of June 30, 2021 which was included in accrued expenses in the accompanying consolidated balance sheet. On August 12, 2021, pursuant to the Cancellation Agreement, Mr. Nathanielsz agreed to cancel $177,840 of the bonus payable in exchange for 99 shares of the Company’s Common Stock. On August 1, 2022, the Board approved a bonus of $140,000 AUD or $96,810 USD. A total of $73,387 AUD ($48,905 USD) in payments were made in respect of the bonuses during the year ended June 30, 2023, resulting in a remaining balance of $107,937 AUD ($71,929 USD) bonus payable as of June 30, 2023 which was included in accrued expenses in the accompanying consolidated balance sheet. A total of $25,000 AUD ($16,070 USD) in payments were made in respect of the bonuses during the year ended June 30, 2024. In January 2024, the Board approved a bonus of $150,000 AUD or $102,195 USD resulting in a remaining balance of $217,540 AUD ($141,118 USD) bonus ,payable as of March 31, 2025 and June 30, 2024 for both periods which was included in accrued expenses in the accompanying condensed consolidated balance sheet.

Amended and Restated Employment Agreement

On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Mr. Nathanielsz for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD ($309,313 USD). Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase a de minimis share of common stock (the “Nathanielsz Options”), de minimis restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and an additional de minimis restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Board on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. The Nathanielsz Options and Additional Nathanielsz RSU’s are subject to vesting periods pursuant to the Employment Agreement. There are de minimis vested options and restricted stock units that are considered issuable as of March 31, 2025 and June 30, 2024.

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

Amended and Restated Employment Agreement

On May 14, 2019, the Company entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD ($41,580 USD). In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase a de minimis share of common stock (the “Kenyon Options”), a de minimis restricted stock units of the Company (the “Initial Kenyon RSUs”), and an additional de minimis restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan. The Kenyon Options have a term of 10 years from the date of grant. The Kenyon Options and Additional Kenyon RSU’s are subject to vesting periods pursuant to the Services Agreement. There are de minimis vested options and vested restricted stock unit that are considered issuable as of March 31, 2025 and June 30, 2024.

As of March 31, 2025 and June 30, 2024, total accrued salaries of $188,500 AUD ($122,280 USD) and $148,000 AUD ($97,044 USD), respectively, were included in accrued expenses in the accompanying condensed consolidated balance sheets.

Intercompany Loans

All intercompany loans were made by the parent to the Company’s subsidiary, Propanc PTY LTD, none of which has been repaid as of March 31, 2025. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment on the consolidated balance sheet as accumulated other comprehensive income.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 10 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through March 31, 2025.

The Company primarily relied on funding from two convertible and two non-convertible debt lenders and received net proceeds after deductions of $33,200 for original issue discounts and debt issue costs during the nine months ended March 31, 2025 from each of the four lenders of $110,000, $130,000, $196,340, and $98,060, respectively which represents approximately 19%, 22%, 33% and 17%, respectively of total proceeds received by the Company during the nine months ended March 31, 2025.

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

Receivable Concentration

As of March 31, 2025 and June 30, 2024, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

Foreign Operations

As of March 31, 2025 and June 30, 2024, the Company’s operations are based in Camberwell, Australia; however, the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales, for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of March 31, 2025 and June 30, 2024, there has been no activity within this entity.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $211,650 (7 notes) and $110,500 (3 notes) of convertible debt, which were treated as derivative instruments outstanding at March 31, 2025 and June 30, 2024, respectively.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at March 31, 2025, the last trading day of the period ended March 31, 2025, was $5.50. The volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at March 31, 2025 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended March 31, 2025)	March 31, 2025
Volatility	344-368%	344%
Expected Remaining Term (in years)	0.66	0.01 - 0.62
Risk Free Interest Rate	4.25-4.26%	4.23-4.38%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value of liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2025 and June 30, 2024:

	Balance at March 31, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$191,770	$—	$—	$191,770
Total	$191,770	$—	$—	$191,770

	Balance at June 30, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$133,886	$—	$—	$133,886
Total	$133,886	$—	$—	$133,886

The following is a roll forward for the nine months ended March 31, 2025 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2024	$133,886
Initial fair value of embedded conversion option derivative liability recorded as debt discount	150,000
Initial fair value of embedded conversion option derivative liability recorded as derivative expense	95,012
Reduction of derivative liability upon debt conversion	(73,641)
Change in fair value included in statements of operations	(113,487)
Balance at March 31, 2025	$191,770

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

(Unaudited)

NOTE 12 – SUBSEQUENT EVENTS

April 15, 2025 Securities Purchase Agreement

On April 15, 2025, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, pursuant to which GS Capital purchased a convertible redeemable note from the Company in the aggregate principal amount of $55,000, such principal and the interest thereon are convertible into shares of the Company’s common stock at the option of GS Capital. The GS Capital Note contains a $5,000 original issue discount. The Company used the net proceeds from the GS Capital Note for general working capital purposes.

The maturity date of the GS Capital Note is December 15, 2025. The GS Capital Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note is equal to $5 per share, provided that the fixed price will be reduced to $2.50 per share in the event that the market price of the Common Stock trades below $4 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default. Additionally, the conversion prices of the above GS Capital notes will be adjusted in favor of the note holder if the Company issues securities with more favorable conversion terms. The effective conversion price of the outstanding GS Capital notes are 60% (representing a 40% discount) of the market price, which means the lowest closing bid prices of the Common Stock for the ten trading days immediately prior to the delivery of a Notice of Conversion. Upon the occurrence and during the continuation of certain events of default, interest accrues at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. In the event that the Company fails to deliver to GS Capital shares of common stock issuable upon conversion of principal or interest under the above GS Capital notes, the penalty becomes $250 per day for each day that the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty increases to $500 per day beginning on the 10th day. In the event that the Company loses the bid price of its common stock on OTC, such GS Capital note does not incur penalty and instead the outstanding principal amount increases by 20%.

Loan payable - Related Party

On April 12, 2025, the Company entered into and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $63,188 AUD ($39,733 USD). The Company used the net proceeds for general working capital purposes. Th maturity date is on June 30, 2025. The loan bears an interest rate of 12% per annum and default interest rate of 18% per annum.

Promissory Note

Effective May 7, 2025, the Company issued a Promissory Note to an accredited investor (the “Investor”) in the aggregate principal amount of $90,000 (the “Note”), for a purchase price of $75,000. The Company intends to use the net proceeds therefrom for general working capital purposes. The maturity date of the Note is June 15, 2025 and bears interest at a rate of ten percent (10%) per annum. Repayment of the Note may occur as follows: (a) if the Company repays this Note on or before June 7, 2025, then Company shall pay Investor in cash the sum of one hundred percent (100%) of the sum of the outstanding principal amount of the Note (the “Principal Amount”) at such time, all accrued interest unpaid at such time, and any other payment due; and (b) if the Company repays the Note after June 7, 2025 and on or before July 7, 2025, then Company shall pay Investor in cash the sum of one hundred twenty percent (120%) of the sum of the outstanding Principal Amount at such time, all accrued interest unpaid at such time, and any other payment due (the “Maximum Repayment Amount”) or (b) at such time as the Company and the Investor may agree to effect repayment.

Extension Agreement

Effective May 7, 2025, the Company entered into a Maturity Extension Agreement with the August 2023 Lender whereby the August 2023 Lender agreed to extend the maturity date of the promissory note dated August 15, 2023, which was amended on May 7, 2024 (the “Old Note”) to June 15, 2025. All other terms of the Old Note shall remain unchanged and in full force and effect (see Note 6).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Propanc Biopharma, Inc., and its wholly-owned Australian subsidiary, Propanc PTY LTD (collectively, “Propanc” or the “Company”) as of March 31, 2025 and for the nine months ended March 31, 2025 and 2024 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2025 (this “Quarterly Report”). References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Propanc. This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “feel”, “forecast”, “intend”, “may,”, “outlook”, “plan”, “potential”, “predict”, “project,”, “seek”, “should”, “will”, “would” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

On November 25, 2024, after a four-year collaboration, our joint research partners and lead scientific researcher from the University Jaén of produced a doctoral thesis, entitled, “Study and evaluation of the efficacy of pancreatic proenzymes against the tumour microenvironment (TME) and chemoresistance in pancreatic cancer.” We focused on the TME supporting tumour progression, invasiveness, metastasis, and in promoting drug resistance in pancreatic ductal adenocarcinoma. Second, we targeted cancer associated fibroblasts, testing the efficacy of pancreatic proenzymes treatment on this cell population. Third, we validated the proenzymes pancreatic formulation on chemoresistant human pancreatic cancer cell lines. As a result, we concluded that the development of a coadjuvant treatment with PRP and Gemcitabine (based on PRP followed by later addition of Gemcitabine) holds significant promise for addressing the challenge of chemoresistance in pancreatic cancer.

Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

For the three and nine months ended March 31, 2025, as compared to the three and nine months ended March 31, 2024.

Revenue

For the three and nine months ended March 31, 2025 and 2024, we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense increased to $53,442,499 for the nine months ended March 31, 2025 as compared to $1,060,854 for the nine months ended March 31, 2024. This increase of approximately $52,382,000 is primarily attributable to the increase in stock-based compensation expenses of approximately $37,800,000 to our officers and an employee, stock based consulting and legal services of approximately $15,053,000 and increase in other general and administrative expenses of approximately $2,700 offset by decrease of approximately $303,000 in general consulting, legal and investor relation fees, decrease in accounting fees of approximately $1,000, decrease of approximately $109,000 in employee remuneration expense, and decrease in marketing expense of approximately $60,000.

Administration expense increased to $53,068,147 for the three months ended March 31, 2025 as compared to $348,841 for the three months ended March 31, 2024. This increase of approximately $52,719,000 is primarily attributable to the increase in stock-based compensation expenses of approximately $37,800,000 to our officers and an employee, stock based consulting and legal services of approximately $15,038,000, increase in accounting fees of approximately $2,000 and increase in other general and administrative expenses of approximately $11,000 offset by decrease of approximately $84,000 in general consulting, legal and investor relation fees, decrease of approximately $14,000 in employee remuneration expense, and decrease in marketing expense of approximately $34,000.

Occupancy Expense

Occupancy expenses increased to $20,187 for the nine months ended March 31, 2025 as compared to $19,584 for the nine months ended March 31, 2024. This increase of approximately $600 is primarily attributable to exchange rate movements over the period when compared to the same period in 2024.

Occupancy expenses decreased to $6,469 for the three months ended March 31, 2025 as compared to $6,578 for the three months ended March 31, 2024. This decrease of approximately $100 is primarily attributable to exchange rate movements over the period when compared to the same period in 2024.

Research and Development Expenses

Research and development expenses decreased to $170,199 for the nine months ended March 31, 2025 as compared to $195,712 for the nine months ended March 31, 2024, a decrease in research and development expenses of approximately $26,000.

Research and development expenses decreased to $54,097 for the three months ended March 31, 2025 as compared to $65,448 for the three months ended March 31, 2024, a decrease in research and development expenses of approximately $11,000.

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

Interest Expense

Interest expense decreased to $309,215 for the nine months ended March 31, 2025, as compared to $575,837 for the nine months ended March 31, 2024. Interest expense is primarily comprised of approximately $193,000 of debt discount amortization and interest expense from accrual of interest expense and other financing fees for a total of approximately $95,000 for the nine months ended March 31, 2024. This decrease in interest expense of approximately $266,000 is primarily attributable to the decrease in amortization of debt discount of approximately $53,000 and decrease of approximately $262,000 in accretion of put premium offset by increase in accrual of interest expense.

Interest expense decreased to $104,042 for the three months ended March 31, 2025, as compared to $133,141 for the three months ended March 31, 2024. Interest expense is primarily comprised of approximately $60,000 of debt discount amortization and interest expense from accrual of interest expense and other financing fees for a total of approximately $23,000 for the three months ended March 31, 2024. This decrease in interest expense of approximately $29,000 is primarily attributable to the decrease in amortization of debt discount of approximately $22,000 and decrease of approximately $27,000 in accretion of put premium offset by increase in accrual of interest expense.

Derivative Expense

Derivative expense decreased to approximately $95,000 for the nine months ended March 31, 2025 as compared to approximately $123,000 for the nine months ended March 31, 2024. This decrease is primarily attributable to the decrease in the issuance of convertible notes which initial value was bifurcated from the embedded conversion option and was recorded as derivative expense during the nine-month period.

Derivative expense increased to approximately $59,000 for the three months ended March 31, 2025 as compared to approximately $0 for the three months ended March 31, 2024. This increase is primarily attributable to the increase in the issuance of convertible notes which initial value was bifurcated from the embedded conversion option and was recorded as derivative expense during the three-month period.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased to a gain of approximately $113,000 for the nine months ended March 31, 2025 as compared to a gain of approximately $372,000 for the nine months ended March 31, 2024. Change in fair value of derivative liabilities were decreased to a gain of approximately $47,000 for the three months ended March 31, 2025 as compared to a loss of approximately $70,000 for the three months ended March 31, 2024. This decrease in gain of approximately $23,000 and $259,000 is primarily attributable to a decrease in fair value of the principal amount of convertible notes with bifurcated embedded conversion option derivatives as a result of the decrease in stock prices during the three and nine months ended March 31, 2025, respectively.

Gain (Loss) on Extinguishment of Debt, net

During the nine months ended March 31, 2025, convertible notes containing bifurcated embedded conversion option derivatives with principal aggregate amount of $54,850, accrued interest of $4,365 and conversion fees of $3,770 were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $154,154, resulting in a loss on extinguishment at the time of conversion of $91,169 and $73,640 of derivative liability fair value and was recorded as a gain on extinguishment at the time of conversion, resulting in a net loss of $17,529 which is included in gain (loss) on extinguishment of debt in the accompanying condensed consolidated statements of operations.

Additionally, Between January 5, 2025 and March 5, 2025, the Company issued an aggregate of 51,000 shares of common stock to certain vendors in exchange for payment of outstanding balance of accounts payable of $129,354 pursuant to debt exchange agreements. Accordingly, the fair market value of the shares issued was $437,500, resulting in a loss on extinguishment of debt at the time of exchange of $308,146 during the nine months ended March 31, 2025.

On January 23, 2025, the Company entered into a debt exchange agreement with the former director and issued 30,000 shares of common stock in exchange for the total outstanding loan of $74,395. Accordingly, the fair market value of the shares issued was $375,000, resulting in a loss on extinguishment of debt at the time of exchange of $300,605 during the nine months ended March 31, 2025.

On February 5, 2025, the Company entered into debt exchange agreements with the two investors and issued an aggregate of 30,000 shares of common stock in exchange for the total outstanding loan including accrued interest of $86,248. Accordingly, the fair market value of the shares issued was $300,000, resulting in a loss on extinguishment of debt at the time of exchange of $213,752 during the nine months ended March 31, 2025.

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

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain (loss) increased to a loss of approximately ($88,000) for the nine months ended March 31, 2025 as compared to a loss of approximately $15,000 for the nine months ended March 31, 2024. This increase of approximately $73,000 is primarily attributable to the decrease in exchange rates during the nine months ended March 31, 2025.

Foreign currency transaction gain (loss) decreased to a loss of approximately ($12,000) for the three months ended March 31, 2025 as compared to a gain of approximately $36,000 for the three months ended March 31, 2024. This increase of approximately $24,000 is primarily attributable to the decrease in exchange rates during the three months ended March 31, 2025.

Net loss

Net loss increased to $54,851,839 for the nine months ended March 31, 2025 as compared to a net loss of $1,461,950 for the nine months ended March 31, 2024. Net loss increased to $54,067,346 for the three months ended March 31, 2025 as compared to a net loss of $526,700 for the three months ended March 31, 2024. The change relates to the factors discussed above.

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

The Company recognized deemed dividend of $0 and $192,160 during the nine months ended March 31, 2025 and 2024, respectively, $0 and $15,800 during the three months ended March 31, 2025 and 2024, respectively, and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants during the three and nine months ended March 31, 2025 and 2024.

Net loss available to common stockholders

Net loss available to common stockholders increased to $54,851,839 for the nine months ended March 31, 2025 as compared to a net loss available to common stockholders of $1,654,910 for the nine months ended March 31, 2024. Net loss available to common stockholders increased to $54,067,346 for the three months ended March 31, 2025 as compared to a net loss available to common stockholders of $542,500 for the three months ended March 31, 2024. This increase of approximately $53,525,000 and $53,197,000 during the three and nine months ended March 31, 2025 and 2024, respectively, is primarily attributable to the change related to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of March 31, 2025, we had total assets of $22,527,352, comprised primarily of cash of $50,760, GST tax receivable of $3,633, prepaid expenses – current portion of $9,680,347, other current assets of $1,312, security deposit of $1,874, deferred offering cost of $92,117, prepaid expenses – long-term of $12,695,648, and operating lease ROU asset, net of $1,661. As compared to June 30, 2024, we had total assets of $72,365, comprised primarily of cash of $21,085, GST tax receivable of $2,950, prepaid expenses and other current assets of $1,406, deferred offering cost of $27,117, security deposit of $2,008, and operating lease ROU asset, net of $17,799.

We had current liabilities of $4,341,147, primarily comprised of net convertible debt of $438,578, accounts payable and accrued expenses of $2,203,846, employee benefit liability of $624,682, loans payable of $65,280, loans payable-related parties of $366,029, note payable, net of $281,508 and embedded conversion option liabilities of $191,770 as of March 31, 2025. As compared to June 30, 2024, we had current liabilities of $3,792,782, primarily comprised of net convertible debt of $399,325, accounts payable and accrued expenses of $2,100,137, employee benefit liability of $639,371, loans payable of $145,091, loans payable – related party of $71,629, note payable, net of $204,694 and embedded conversion option liabilities of $133,886 as of June 30, 2024.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the nine months ended March 31, 2025 we received proceeds from issuance of notes of $145,000, proceeds from convertible notes of $150,000, and proceeds from issuance of loan payable from related parties of $294,400.

We have substantial capital resource requirements and have incurred significant losses since inception. As of March 31, 2025, we had $50,760 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the nine months ended March 31,
	2025	2024
Net cash used in operating activities	$(377,982)	$(675,152)
Net cash provided by financing activities	$483,000	$690,920
Effect of exchange rate changes on cash	$(75,343)	$19,593

Net Cash Flow from Operating Activities

Net cash used in operating activities was $377,982 for the nine months ended March 31, 2025, due to our net loss of $54,851,839 offset primarily by non-cash charges of amortization of debt discount of $193,283, non-cash interest expense of $5,519, total stock-based expenses of $52,853,115, derivative expense of $95,012, foreign currency transaction loss of $88,184, and loss from extinguishment of debt of $840,032 addback change in fair value of derivatives of $113,487. Net changes in operating assets and liabilities totaled $497,247, which is primarily attributable to an increase in accrued interest of $89,179, increase in accounts payable of $118,706 and increase in accrued expenses and other payables of $342,223 offset by increase in deferred offering cost of $65,000.

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

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2025 was $483,000. During the nine months ended March 31, 2025 we received net proceeds from issuance of convertible notes of $150,000, proceeds from a note of $145,000 and proceeds from issuance of loan from related parties of $294,400 offset by repayment of notes of $98,400 and convertible note of $8,000.

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

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $75,343 negative adjustment to cash flows in the nine months ended March 31, 2025 as compared to a $19,593 negative adjustment to cash flows in the nine months ended March 31, 2024. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Going Concern Qualification

We did not generate any revenue for the nine months ended March 31, 2025 and 2024 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2024 and 2023. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raise substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to the material weaknesses in financial reporting as discussed below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2025:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From January 1, 2025 through March 19, 2025, the Company issued an aggregate of 2,548 shares of its common stock at an average contractual conversion price of $3 as a result of the conversion of principal of $7,090, interest of $760 and conversion fees $937 underlying certain outstanding convertible notes converted during such period.

On March 3, 2025, the Company issued an aggregate of 8,555,500 shares of common stock to certain officers, employees, directors and consultants for services rendered.

Between January 9, 2025 and March 23, 2025, the Company issued an aggregate of 2,025,000 shares of fully vested, non-forfeitable common stock to various consultants for consulting, investor relations and business advisory services with service terms ranging from 6 months to three years.

Between January 5, 2025 and March 5, 2025, the Company issued an aggregate of 51,000 shares of common stock to certain vendors in exchange for payment of outstanding balance of accounts payable of $129,354 pursuant to debt exchange agreements.

On January 23, 2025, the Company entered into a Debt Exchange with the former director and issued 30,000 shares of common stock in exchange for the total outstanding loan of $74,395.

On February 5, 2025, the Company entered into debt exchange agreements with the two investors and issued an aggregate of 30,000 shares of common stock in exchange for the total outstanding loan including accrued interest of $86,248.

On March 3, 2025, the Company issued 900,000 shares of common stock to an investor in exchange for all the existing warrants that included an alternate cashless exercise provision held by the investor pursuant to a Warrant Exchange Agreement.

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

Item 3. Defaults Upon Senior Securities.

As of March 31, 2025, we were in default under certain loan issued to certain noteholders on October 3, 2019 for failure to pay an aggregate of $65,280 and $50,477 of principal and accrued interest, respectively, and noteholder on August 15, 2023 for failure to pay an aggregate of $132,000 and $30,711 of principal and accrued interest, respectively, as of March 31, 2025, subsequent to their maturity date. Additionally, outstanding convertible notes for total principal amount of $275,485 with maturity dates between April 2024 and March 2025 are currently in default as of March 31, 2025. We are currently in discussions with such noteholders to extend such maturity date. See “Note 5 and 6” to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
s101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, is formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: May 15, 2025	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer and Chief Financial Officer (Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

