Form 10-K
period 2025-06-30
Propanc Biopharma, Inc.
filed 2025-09-29
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission File Number: 001-42806

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large, accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $347,895 computed by reference to the closing price of the registrant’s common stock as quoted on otcmarkets.com maintained by OTC Markets, Inc. on December 31, 2024 (which was $0.0004 per share), based on 869,738,031 shares of common stock, par value $0.001 per share (“Common Stock”) outstanding on such date. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 24, 2025, there were 12,806,747 shares of Common Stock issued and outstanding.

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

Our lead product candidate, PRP, is a variation upon our novel formulation and involves proenzymes, the inactive precursors of enzymes. As a result of positive early indications of the anti-cancer effects of our technology, we have conducted successful pre-clinical studies on PRP and commenced preparation for a clinical study in advanced cancer patients. Subject to us receiving sufficient financing, we plan to begin our Investigational Medicinal Product Dossier, study proposal and Investigator’s Brochure in 2025. Our plan is to then commence our study preparation process with the contract research organization (“CRO”), analytical lab and trial site(s) selection and to begin our clinical trial application for PRP (“CTA”) compilation in the first calendar quarter of 2026 and complete the CTA compilation and submit the CTA in the first half of the 2026 calendar year. In the second calendar quarter of 2026, we plan to begin the preparation of logistics and trial site initiation visits. Subject to raising additional sufficient capital, we subsequently plan to commence a First-In-Human (“FIH”), Phase Ib study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP in the second half of the 2026 calendar year, which study we hope to complete within twelve months thereafter. We intend to develop our PRP to treat early-stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

PRP is an intravenous injection proenzyme treatment designed as a therapeutic option in cancer treatment and prevention. PRP is a combination of pancreatic proenzymes, trypsinogen and chymotrypsinogen. PRP produces multiple effects on cancerous cells intended to inhibit tumor growth and potentially stop a tumor from spreading through the body.

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

Our POP1 joint research and drug discovery program (“POP1 Program”) is designed to produce a backup clinical compound to PRP. With the aim of producing large quantities of trypsinogen and chymotrypsinogen for commercial use, exhibiting minimal variation between lots and without sourcing the proenzymes from animals, we are undertaking a research project in collaboration with the universities of Jaén and Granada. We entered into a second two-year joint research and collaboration agreement with the University of Jaén, which concluded successfully late 2024. A third agreement is planned for the next three years for future joint drug discovery research activities designed to produce a new compound which enhances the anti-cancer effects of proenzymes and consequently introduces a new therapeutic drug class for the treatment and prevention of metastatic cancer.

Our Focus

Cancer occurs when cells in the body start to divide quickly and uncontrollably with an ability to migrate from one location and spread to distant sites. A cell becomes cancerous when it becomes undifferentiated. The cell forgets to do its job and invests all its energy in proliferating. Unlike normal cells, cancer cells multiply, but do not differentiate.

Common cancer therapies take advantage of the uncontrolled proliferation of the cancer cells and kill these cells by targeting the cell division machinery. These therapies are effective but affect healthy cells as well, particularly those with a high rate of cell turnover, inducing undesirable side effects.

Our goal is to stop cancer not by targeting tumor cell death but inducing cell differentiation. This is known as differentiation therapy. The key focus is to convince the malignant cells to stop proliferating and return to do their work as a specific cell type. Differentiation therapy does not target cell death, so healthy cells within the patient will not be compromised, unlike chemotherapeutic drugs or gamma irradiation.

Differentiation therapy induces the cancer cells into the pathway of terminal differentiation and eventual senescence (i.e., a non-proliferative state). Differentiation therapy acts not only against cancer cells but interestingly can turn cancer stem cells (undifferentiated cells) towards completely differentiated (i.e., normal) cells.

There are natural elements within our body that could help us fight against cancer. Enzymes are natural proteins that stimulate and accelerate biological reactions in the body. Particularly, enzymes secreted by the exocrine pancreas are essential for the digestion of proteins and fats. More than one hundred years ago, Professor John Beard first proposed that pancreatic enzymes represent the body’s primary defense against cancer and would be useful as a cancer treatment. Since then, several scientists have endorsed Professor Beard´s hypothesis with encouraging data from patient treatment.

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

A synthetic version of trypsinogen and chymotrypsinogen could have additional benefits to the global healthcare system that could further capitalize on the new therapeutic approach to treating cancer that PRP offers to cancer sufferers. For example, both proenzymes are synthesized by an in vivo (living organism) system to produce crystalized proteins that could be maintained for long periods without suffering degradation, even in the absence of refrigeration. This will be particularly useful for a longer shelf-life as well as global distribution of the drug product, particularly in warmer climates and developing regions where refrigeration may not be available. The program’s joint researchers at the universities of Jaén and Granada are currently collaborating with the Institute of Microbiology and Microbial Biotechnology, at the University of Natural Resources and Life Sciences in Vienna, Austria, and are working towards full scale manufacture of a synthetic recombinant formulation to PRP.

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

For many patients with solid cancers, such as breast, ovarian, colorectal, lung and pancreatic cancer, surgery is frequently the first treatment option, often followed by first-line chemotherapy with or without radiotherapy. While the hope is that such procedures are curative, in many instances the tumor returns, and second-line treatment strategies are chosen to achieve a degree of control over the tumor. In most instances, the benefit is temporary, and eventually the point is reached where the patient’s tumor either fails to respond to treatment adequately, or the treatment has unacceptable toxicity that severely limits its usefulness.

Should the planned Phase I, II and III clinical trials confirm the efficacy of PRP, along with the favorable safety and tolerability profile suggested by pre-clinical studies conducted to date, we believe our product will have utility in several clinical situations including:

1.	In the early-stage management of solid tumors, most likely as part of a multi-pronged treatment strategy in combination with existing therapeutic interventions;

2.	As a product that can be administered long term for patients following standard treatment approaches, such as surgery, or chemotherapy, to prevent or delay recurrence; and

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

Pancreatic cancer has claimed notoriety over the last decades by proving to be one of the most recalcitrant solid tumors. As an indicator of its lethality, pancreatic cancer accounts for less than 3% of new cancers diagnosed annually in developed countries; yet it is the third leading cause of cancer-related mortality.

Since pancreatic cancer is an essentially fatal condition, disease duration is roughly equivalent to survival time. The median time of survival of patients with pancreatic cancer depends on the extend of disease at the time of diagnosis and ranges from 11 to 20 months for patients who qualified for surgical resection (Stage I/II), to 6-11 months for patients with locally advanced disease (Stage III), and only two to six months for patients with metastatic disease (Stage IV) (Amikura 1995, Richter 2003). Taking these low survival times into consideration, yearly incidence rates for pancreatic cancer are considered the more relevant measure for this disease.

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

Current therapeutic options for the treatment of cancer offer, at most, a few months of extra life or tumor stabilization. Some experts believe that drugs that kill most tumor cells do not affect cancer stem cells, which can regenerate the tumor (e.g., chemotherapy). Studies reveal the genetic changes in cells that cause cancer and spur its growth. This research is providing scientific researchers with many potential targets for drugs. Tumor cells, however, can develop resistance to drugs.

Limitations of Current Therapies

PRP was developed because of the limitation of current cancer therapies. While surgery is often safe and effective for early-stage cancer, many standard therapies for late-stage cancer urgently need improvement; current treatments generally provide modest benefits and frequently cause significant adverse effects. Our focus is to provide oncologists and their patients with therapies for metastatic cancer which are more effective than current therapies, and which have a substantially reduced side effect profile.

While progress has been made within the oncology sector in developing new treatments, the overall cancer death rate has only improved by fifteen percent over the last 30 years. This is attributed to a reduction in smoking and an increase in 5-year survival rates for cancers.

Most of these new treatments have some limitations, such as:

1.	significant toxic effects;

2.	expense; and

3.	limited survival benefits.

We believe that our treatment will provide a competitive advantage over the following treatments:

●	Chemotherapeutics: Side effects from chemotherapy can include pain, diarrhea, constipation, mouth sores, hair loss, nausea and vomiting, as well as blood-related side effects, which may include a low cell count of infection fighting white blood cells (neutropenia), low red blood cell count (anemia), and low platelet count (thrombocytopenia). Our goal is to demonstrate that our treatment will be more effective than chemotherapeutic and hormonal therapies with fewer side effects.

●	Targeted therapies: The most common type is multi-targeted kinase inhibitors (molecules which inhibit a specific class of enzymes called kinases). Common side effects include fatigue, rash, hand-foot reaction, diarrhea, hypertension and dyspnea (shortness of breath). Further, tyrosine kinases inhibited by these drugs appear to develop resistance to inhibitors. While the clinical findings with PRP are early and subject to confirmation in future clinical trials, no evidence has yet been observed of the development of resistance by the cancer to PRP.

●	Monoclonal antibodies: Development of monoclonal antibodies is often difficult due to safety concerns. Side effects that are most common include skin and gastro-intestinal toxicities. For example, several serious side effects from Avastin, an anti-angiogenic cancer drug, include gastrointestinal perforation and dehiscence (e.g., rupture of the bowel), severe hypertension (often requiring emergency treatment) and nephrotic syndrome (protein leakage into the urine). Antibody therapy can be applied to various cancer types but can also be limited to certain genetic sub-populations in many instances.

●	Immunotherapy: There is a long history of attempts to develop therapeutic cancer vaccines to stimulate the body’s own immune system to attack cancer cells. While these products generally do not have the poor safety profile of standard therapeutic approaches, only a small number of them are FDA-approved and available compared to the number of patients diagnosed with cancer. Furthermore, only a relatively small number of the patient population is eligible to receive and subsequently respond to treatment, as defined by preventing tumor growth.

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

In Australia, we receive an up to 43.5% “cash-back” benefit in the form of a refund of our qualified research and, development costs and expenses. We received a refund of $0 and $196,937 AUD ($129,132) for the years ended June 30, 2025, and 2024, respectively. We are continuing to evaluate all options to conduct our planned clinical trials in the most cost-efficient manner, while striving to minimize dilution to our stockholders.

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

Anticipated timeline

In second calendar quarter of 2025, we anticipate the submission of the CTA for PRP. We anticipate receiving approval in the second half of the 2025 calendar year. Following the CTA approval, we plan to commence our study preparation process, including CRO Selection and Contracts, Analytical Lab Selection Contracts and Trial Sites Selection and Contracts. In connection with the CTA, this product will be part of our Investigation Medicinal Product Dossier, study protocol and Investigator’s Brochure. In the second half of the 2025 calendar year, we hope to complete the study preparation process together with the Preparation of Logistics and Trial Sites Initiation Visits and complete our CTA review. Commencing in the second half of the 2025 calendar year, we intend to initiate a Phase Ib study in advanced cancer patients with solid tumors and we anticipate costs to be approximately $6.5 million. We will need to raise additional financing to fund our planned Phase I, II and III clinical trials and for working capital.

Research Activity	Timeline
CTA	November 2025 – April 2026
Investigational Medicinal Product Dossier
Phase Ib Clinical Study Protocol
Investigator’s Brochure
CTA Compilation	March 2026 – June 2026
CTA Submission	June 2026
CTA Approval	July 2026
CTA Review	July 2026 – August 2026
Contract Research Organization and Contracts	February 2026 – June 2026
Analytical Laboratory Selection and Contracts
Trial Site Selection and Contracts
Preparation of Logistics	June 2026 – September 2026
Trial Site Initiation Visits
First Patient/First Visit	October 2026

Pop1 Joint Research and Drug Discovery Program

The POP1 Program has been established with our collaborators at the universities of Jaén and Granada to investigate the changes in genetic and protein expression that occur in cancer cells because of being exposed to our proenzyme formulation. The objective of this work is to understand at the molecular level the targets of our proenzyme formulation, thereby providing the opportunity for new, patentable drugs which can be developed further. We plan to commence a targeted drug discovery program utilizing the identified molecular target to search for novel anticancer agents.

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

Corporate Strategy

Our initial focus is to organize, coordinate and finance the various parts of our drug development pipeline. We intend to carefully introduce new personnel into our Company over time as our R&D activities expand. We plan for such personnel to have specific expertise in product development, manufacture and formulation, regulatory affairs, toxicology, clinical operations and business development (including intellectual property management, licensing and other corporate activities). Additional clinical management and development expertise will likely be required at the outset to assist with the development of PRP. Therefore, we anticipate hiring additional employees to effectively manage our contractors as our development activities progress.

This outsourcing strategy is common in the biotechnology sector and is an efficient way to obtain access to the necessary skills required to progress a project, as the required skills change as the project progresses from discovery, through manufacturing and non-clinical development and into clinical trials. We anticipate that we will continue to use this model, thereby retaining the flexibility to contract in the appropriate resource as and when required.

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

We believe such potential treatment approaches will be complementary to existing treatment regimens and PRP. No formal approaches regarding such other products have currently been made and it is unknown whether we will engage in any such discussion soon. However, as we further develop PRP within the development pathway, we intend to assess future opportunities that may arise to use the expertise of our management and scientific personnel for future prospective R&D projects.

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

We plan to target patients with solid tumors, most likely pancreatic and ovarian tumors, for whom other treatment options have been exhausted. Globally these cancers resulted in over 673,255 deaths combined in 2020, according to the World Health Organization. With such a high mortality rate, a substantial unmet medical need exists for new treatments. Once the efficacy and safety of PRP is demonstrated in late-stage patient populations, we plan to undertake exploration of the utility of the drug in earlier stage disease, together with investigation of the drug’s utility in other types of cancer.

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

On June 14, 2012, we and the University of Bath agreed to an earlier assignment to us of the patents pursuant to an Assignment and Amendment Deed, on the provision that the University of Bath retains certain rights arising from the Commercialization Agreement, as follows:

●	The University of Bath reserves for itself (and its employees and students and permitted academic sub-licensees with respect to research use) the non-exclusive, irrevocable, worldwide, royalty free right to use the patents for research use;

●	The publication rights of the University of Bath specified in the contract relating to the original research made between the parties with an effective date of July 18, 2008, will continue in force;

●	We agreed to pay to the University of Bath a royalty of two percent of all net revenues;

●	We agreed to use all reasonable endeavors to develop and commercially exploit the patents for the mutual benefit of us and the University of Bath to the maximum extent throughout the covered territory and in any additional territory and to obtain, maintain and/or renew any licenses or authorizations that are necessary to enable such development and commercial exploitation. Without prejudice to the generality of the foregoing, we agreed to comply with all relevant regulatory requirements in respect of our sponsoring and/or performing clinical trials in humans involving the administration of a product or materials within a claim of the patents; and

●	We agreed to take out with a reputable insurance company and maintain liability insurance coverage prior to the first human trials.

In consideration of such assignment, we agreed to pay royalties of two percent of net revenues to the University of Bath. Additionally, we agreed to pay five percent of each, and every license agreement subscribed for. The contract may be cancelled at any time by either party. To date, no amounts are owed under the agreement.

University of Jaén Collaboration Agreement

We have established a collaboration with the University of Jaén to carry out a research project aimed at the synthetic development of PRP and its subsequent validation. The University of Jaén is providing scientific research activities, the Department of Health Sciences, which provides the necessary technical and human resources to carry out the programmed works. A Collaboration Agreement (the “Collaboration Agreement”), dated October 1, 2020, was entered into with the main objective for the synthetic development of PRP and its subsequent validation. Pursuant to the Collaboration Agreement, a pre-clinical protocol of safety evaluation was established relating to the antitumor efficacy on cancer stem cells and in orthotopic xenotransplantations derived from cancer stem cells isolated from tumor cell lines, and newly developed synthetic formulation based on the two pancreatic zymogens.

The ownership of potential intellectual property rights that may arise because of the knowledge obtained through such research project will belong to us. In consideration for payment of compensation, the University of Jaén assigned and agreed to do all things reasonably required to assign to the contracting entity all industrial property rights arising from such research project.

In return for ownership of the industrial property rights arising from such research project, we agreed to pay the University of Jaén two percent of the net sales of any products sold by the contracting entity which fall within the scope of the protection of such industrial property rights.

A second collaborative research project commenced on July 27, 2022, with the universities of Jaén and Granada investigating the effect of pancreatic proenzymes against the tumor microenvironment and premetastatic niche. The specific tasks developed under this collaboration focused on the effects of PRP on cancer-associated fibroblasts within the tumor microenvironment. Consistent with existing rights, Propanc will own any intellectual property developed. The personnel of the investigation team of the universities of Jaén and Granada whose work has contributed to the creation of knowledge that gives rise to industrial property rights should be listed as inventors. Further, Professor Macarena Perán from the University of Jaén and Professor Marchal from the University of Granada will receive one percent of the net revenue to us from sales of any products sold by us, or on our behalf, which fall within the scope of protection of such industrial property rights. The commencement date for the experiments was September 1, 2022, and the estimated length of time for completion was 24 months.

Future Agreements

We continue to learn the properties of proenzymes with the long-term aim of screening new compounds for development. We anticipate engaging in future discussions with several technology companies who are progressing new developments in the oncology field as potential additions to our product line. Initially targeting the oncology sector, our focus is to identify and develop novel treatments that are highly effective targeted therapies, with few side effects because of toxicity to healthy cells.

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

As of June 30, 2025, we have 85 granted, allowed, or accepted patents and 5 patent applications filed, or under examination in key global jurisdictions, relating to the use of proenzymes against solid tumors, covering PRP.

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

A list of the Company’s patents are as follows:

FPA Ref	Country	Official No.	Title	Case Status	Family
M50096550	Australia	2010310887	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted	2009905147
M50096566	Brazil	BR112012009521-8	A pharmaceutical composition and use of chymotrypsinogen or tripsinogen	Granted	2009905147
M50177545	China	ZL201710885368.4	A pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted	2009905147
M50096689	China	ZL201080054056.5	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted	2009905147
M50096571	Canada	2814958	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted	2009905147
M50136138	European Patent Convention	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Validated in designated states	2009905147

FPA Ref	Country	Official No.	Title	Case Status	Family
MBE3095458	Belgium	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted	2009905147
MCHL3095458	Switzerland & Liechtenstein	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted	2009905147
MCZ3095458	Czech Republic	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted	2009905147
MDE3095458	Germany	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted	2009905147
MDK3095458	Denmark	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted	2009905147
MES3095458	Spain	ES3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted	2009905147
MFR3095458	France	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted	2009905147
MGB3095458	United Kingdom	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted	2009905147
MIE3095458	Ireland	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted	2009905147
MIT3095458	Italy	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted	2009905147
MNL3095458	Netherlands	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted	2009905147
MPT3095458	Portugal	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted	2009905147
MSE3095458	Sweden	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted	2009905147
MTR3095458	Turkey	TR3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted	2009905147
M50185011	Hong Kong	HK1249017	A pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted	2009905147
M50154552	Hong Kong	HK1228730	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted	2009905147
M50096605	India	303918	A pharmaceutical composition comprising trypsinogen and chymotrypsinogen	Granted	2009905147
M50096610	Indonesia	IDP000043024	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted	2009905147

FPA Ref	Country	Official No.	Title	Case Status	Family
M50096626	Israel	219216	Pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted	2009905147
M50096631	Japan	5871805	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted	2009905147
M50096647	Malaysia	MY-166634-A	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted	2009905147
M50096652	Mexico	355971	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted	2009905147
M50175059	Mexico	MX/a/2017/009455	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted	2009905147
M50096668	New Zealand	599996	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted	2009905147
M50096694	Republic of Korea	10-1936439	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted	2009905147
M50096728	Singapore	1020140665IP	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted	2009905147
M50096749	South Africa	2012/03689	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted	2009905147
M50096775	United States of America	9636359	Pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted	2009905147
M50158751	United States of America	10350239	Pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted	2009905147
M53188747	United States of America	17/862120	Pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Abandoned by client (D)	2009905147
M50206824	Australia	2016353539	Proenzyme composition	Granted	2015904678

FPA Ref	Country	Official No.	Title	Case Status	Family
M50206845	Canada	3003835	Proenzyme composition	Application accepted	2015904678
M50206871	China	201680070907.2	Proenzyme composition	Under examination	2015904678
M50206887	European Patent Convention	3373956	Proenzyme composition	Validated in designated states	2015904678
MBE3373956	Belgium	BE3373956	Proenzyme composition	Granted	2015904678
MCHL3373956	Switzerland & Liechtenstein	CHL3373956	Proenzyme composition	Granted	2015904678
MCZ3373956	Czech Republic	CZ3373956	Proenzyme composition	Granted	2015904678
MDE3373956	Germany	DE3373956	Proenzyme composition	Granted	2015904678
MDK3373956	Denmark	DK3373956	Proenzyme composition	Granted	2015904678
MES3373956	Spain	ES3373956	Proenzyme composition	Granted	2015904678
MFR3373956	France	FR3373956	Proenzyme composition	Granted	2015904678
MGB3373956	United Kingdom	GB3373956	Proenzyme composition	Granted	2015904678
MIE3373956	Ireland	IE3373956	Proenzyme composition	Granted	2015904678
MIT3373956	Italy	IT3373956	Proenzyme composition	Granted	2015904678
MNL3373956	Netherlands	NL3373956	Proenzyme composition	Granted	2015904678
MSE3373956	Sweden	SE3373956	Proenzyme composition	Granted	2015904678
M53020319	Hong Kong	19101905.1	Proenzyme composition	Application filed	2015904678
M50206905	Indonesia	IDP000075710	Proenzyme composition	Granted	2015904678
M50206910	Israel	259259	Proenzyme composition	Granted	2015904678
M50206926	Japan	7479119	Proenzyme composition	Granted	2015904678
M50206931	Malaysia	MY-196737-A	Proenzyme composition	Granted	2015904678
M50206947	New Zealand	742020	Proenzyme composition	Granted	2015904678
M50206952	Singapore	11201803531X	Proenzyme composition	Granted	2015904678
M50206968	South Africa	2018/03855	Proenzyme composition	Application accepted	2015904678
M50206973	United States of America	15/775375	Proenzyme composition	Application allowed	2015904678
M50215370	Australia	2017212151	Cancer treatment	Granted	201630112
M50215386	Canada	3012398	Cancer treatment	Under examination	201630112
M50215404	European Patent Convention	3407909	Cancer treatment	Validated in designated states	201630112
MBE3407909	Belgium	BE3407909	Cancer treatment	Granted	201630112
MCHL3407909	Switzerland & Liechtenstein	CHL3407909	Cancer treatment	Granted	201630112
MDE3407909	Germany	DE3407909	Cancer treatment	Granted	201630112
MDK3407909	Denmark	DK3407909	Cancer treatment	Granted	201630112
MES3407909	Spain	ES3407909	Cancer treatment	Granted	201630112
MFR3407909	France	FR3407909	Cancer treatment	Granted	201630112
MGB3407909	United Kingdom	GB3407909	Cancer treatment	Granted	201630112
MIE3407909	Ireland	IE3407909	Cancer treatment	Granted	201630112
MIT3407909	Italy	IT3407909	Cancer treatment	Granted	201630112
MLU3407909	Luxembourg	LU3407909	Cancer treatment	Granted	201630112
MMC3407909	Monaco	MC3407909	Cancer treatment	Granted	201630112
MNL3407909	Netherlands	NL3407909	Cancer treatment	Granted	201630112
MSE3407909	Sweden	SE3407909	Cancer treatment	Granted	201630112
M50215425	Israel	260814	Chymotrypsinogen and trypsinogen in cancer treatment	Granted	201630112
M50215430	Japan	7058604	Cancer treatment	Granted	201630112
M50215446	Malaysia	MY-198500-A	Cancer treatment	Granted	201630112
M50215451	New Zealand	744845	Cancer treatment	Granted	201630112
M50215467	Singapore	11201806318U	Cancer treatment	Granted	201630112
M50215472	United States of America	11376313	Cancer treatment	Granted	201630112
M53003341	Australia	2017250010	Composition of proenzymes for cancer treatment	Abandoned by client (D)	62/321370
M53003354	China	201780021479.9	Composition of proenzymes for cancer treatment	Under examination	62/321370

FPA Ref	Country	Official No.	Title	Case Status	Family
M53003367	European Patent Convention	3442564	Composition of proenzymes for cancer treatment	Validated in designated states	62/321370
MBE3442564	Belgium	BE3442564	Composition of proenzymes for cancer treatment	Granted	62/321370
MCHL3442564	Switzerland & Liechtenstein	CHL3442564	Composition of proenzymes for cancer treatment	Granted	62/321370
MDE3442564	Germany	DE3442564	Composition of proenzymes for cancer treatment	Granted	62/321370
MFR3442564	France	FR3442564	Composition of proenzymes for cancer treatment	Granted	62/321370
MGB3442564	United Kingdom	GB3442564	Composition of proenzymes for cancer treatment	Granted	62/321370
MIE3442564	Ireland	IE3442564	Composition of proenzymes for cancer treatment	Granted	62/321370
MLU3442564	Luxembourg	LU3442564	Composition of proenzymes for cancer treatment	Granted	62/321370
MMC3442564	Monaco	MC3442564	Composition of proenzymes for cancer treatment	Granted	62/321370
M53008151	Hong Kong	19126275.7	Composition of proenzymes for cancer treatment	Application filed	62/321370
M53003380	Japan	7004665	Composition of proenzymes for cancer treatment	Granted	62/321370
M53003393	United States of America	16/094846	Composition of proenzymes for cancer treatment	Abandoned by client (D)	62/321370

Regulatory Matters

United States

Government oversight of the pharmaceutical industry is usually classified into pre-approval and post-approval categories. Most of the therapeutically significant innovative products marketed today are the subject of New Drug Applications (“NDA”). Preapproval of activities, based on these detailed applications, are used to ensure the product is safe and effective before marketing. In the United States, The Center for Drug Evaluation and Research (“CDER”), is the FDA organization responsible for over the counter and prescription drugs, including most biological therapeutics, and generic drugs.

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

Federal Food, Drug and Cosmetic Act and Public Health Service Act

Prescription drug and biologic products are subject to extensive pre- and post-market regulations by the FDA, including regulations that govern the testing, manufacturing, safety, efficacy, labelling, storage, record keeping, advertising and promotion of such products under the Federal Food, Drug and Cosmetic Act, the Public Health Service Act, and their implementing regulations. The process of obtaining FDA approval and achieving and maintaining compliance with applicable laws and regulations requires the expenditure of substantial time and financial resources. Failure to comply with applicable FDA or other requirements may result in refusal to approve pending applications, a clinical hold, warning letters, civil or criminal penalties, recall or seizure of products, partial or total suspension of production or withdrawal of the product from the market. FDA approval is required before any new drug or biologic, including a new use of a previously approved drug, can be marketed in the United States. All applications for FDA approval must contain, among other things, information relating to safety and efficacy, stability, manufacturing, processing, packaging, labelling and quality control.

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

For purposes of an NDA submission and approval, human clinical trials are typically conducted in the following sequential phases, which may overlap:

●	Phase I: Initially conducted in a limited population to test the product candidate for safety and dose tolerance;

●	Phase II: Generally conducted in a limited patient population to identify possible adverse effects and safety risks, to determine the initial efficacy of the product for specific targeted indications and to determine optimal dosage. A Phase IIa trial is a non-pivotal, exploratory study that assesses biological activity as its primary endpoint. A Phase IIb trial is designed as a definite dose finding study with efficacy as the primary endpoint. Multiple Phase II clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more extensive Phase III clinical trials;

●	Phase III: Commonly referred to as pivotal studies. When Phase II evaluations demonstrate that a dose range of the product is effective and has an acceptable safety profile, Phase III clinical trials are undertaken in large patient populations to further evaluate dosage, to provide substantial evidence of clinical efficacy and to further test for safety in an expanded and diverse patient population at multiple, geographically dispersed clinical trial sites. Generally, replicate evidence of safety and effectiveness needs to be demonstrated in two adequate and well-controlled Phase III clinical trials of a product candidate for a specific indication. These studies are intended to establish the overall risk/benefit ratio of the product and provide adequate basis for product labelling; and

●	Phase IV: In some cases, the FDA may condition approval of an NDA on the sponsor’s agreement to conduct additional clinical trials to further assess the product’s safety, purity and potency after NDA approval. Such post-approval trials are typically referred to as Phase IV clinical trials.

Progress reports detailing the results of the clinical studies must be submitted at least annually to the FDA and safety reports must be submitted to the FDA and the investigators for serious and unexpected adverse events. Concurrently with clinical studies, sponsors usually complete additional animal studies and must also develop additional information about the product and finalize a process for manufacturing the product in commercial quantities in accordance with CGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, the manufacturer must develop methods for testing the identity, strength, quality and purity of the final product. Moreover, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf-life.

The results of product development, preclinical studies and clinical trials, along with the aforementioned manufacturing information, are submitted to the FDA as part of an NDA. NDAs must also contain extensive manufacturing information. Under the Prescription Drug User Fee Act, the FDA agrees to specific goals for NDA review time through a two-tiered classification system, Standard Review and Priority Review. Standard Review is applied to products that offer at most only minor improvement over existing marketed therapies. Standard Review NDAs have a goal of being completed within a ten-month timeframe, although a review can take significantly longer. A Priority Review designation is given to products that offer major advances in treatment or provide a treatment where no adequate therapy exists. A Priority Review takes the FDA six months to review an NDA. It is likely that our product candidates will be granted Standard Reviews. The review process is often significantly extended by FDA requests for additional information or clarification. The FDA may refer to the application to an advisory committee for review, evaluation and recommendation as to whether the application should be approved. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations.

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

Changes to some of the conditions established in an approved application, including changes in indications, labeling, or manufacturing processes or facilities, require submission and FDA approval of a new NDA or NDA supplement before the change can be implemented. An NDA supplement for a new indication typically requires clinical data like that in the original application, and the FDA uses the same procedures and actions in reviewing NDA supplements as it does in reviewing an NDA.

Adverse event reporting and submission of periodic reports is required following FDA approval of an NDA. The FDA also may require post-marketing testing, known as Phase IV testing, risk mitigation strategies and surveillance to monitor the effects of an approved product or to place conditions on approval that could restrict the distribution or use of the product.

In June 2017, we were notified by the FDA that PRP had been granted orphan drug designation for the treatment of pancreatic cancer. Orphan drug designation may be granted by the FDA when a rare disease or condition is implicated, and a potential treatment qualifies under the Orphan Drug Act and applicable FDA regulations. This qualifies us for various developmental incentives, including protocol assistance, the potential for research grants, the waiver of future application fees, and tax credits for clinical testing if we choose to host future clinical trials in the United States.

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

European Union

In addition to regulations in the United States, we will be subject to a variety of foreign regulations governing clinical trials, commercial sales and distribution of our products if we conduct trials for, and market and sell our products, abroad. Whether or not we obtain FDA approval for a product, we must obtain approval of a product by the comparable regulatory authorities of foreign countries before we can commence clinical trials or market our product in those countries. The approval process varies from country to country, and the time may differ than that required for FDA approval. The requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from country to country. Despite these differences, the clinical trials will be conducted according to international standards, such as GCP, GMP and GLP, which is recognized by each foreign country under the International Conference of Harmonization Guidelines. We plan to conduct our trials in each foreign jurisdiction according to these standards, undertaking a FIH Phase Ib study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics, and anti-tumor efficacy of PRP. This will be followed by two Phase II studies evaluating the efficacy and safety of PRP. To ensure harmonization between the jurisdictions, we intend to conduct regulatory meetings in the country in which trials are conducted, as well as with the FDA and the EMA. A pre-IND meeting will be held with the FDA once initial patient data has been collected from the FIH study to ensure acceptability of future planned Phase II trials.

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

Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for specific medications. Increasingly, third-party payors are requiring that drug companies provide them with predetermined discounts from list prices and are challenging the prices charged for medical products.

Other Regulations

We are also subject to numerous federal, state, and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Competition

The biotechnology and pharmaceutical industries are characterized by continuing technological advancement and significant competition. While we believe that our technology platforms, product candidates, know-how, experience and scientific resources provide us with competitive advantages, we face competition from major pharmaceutical and biotechnology companies, academic institutions, governmental agencies and public and private research institutions, among others. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future. Key product features that would affect our ability to effectively compete with other therapeutics include the efficacy, safety and convenience of our products. The level of generic competition and the availability of reimbursement from government and other third-party payers will also significantly impact on the pricing and competitiveness of our products. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market.

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

Employees

As of June 30, 2025, we had one full-time and one part-time employee. In addition to our employees, we engage key consultants and utilize the services of independent contractors to perform various services on our behalf. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business. Over time, we may be required to hire additional employees or engage independent contractors to execute various projects that are necessary to grow and develop our business. These decisions will be made by our officers and directors, if appropriate.

Corporate Information

Propanc is based in Camberwell, Victoria, Australia. Since its inception, substantially all the operations of the Company have been focused on the development of new cancer treatments targeting high-risk patients, particularly cancer survivors, who need a follow-up, non-toxic, long-term therapy designed to prevent the cancer from returning and spreading. The Company anticipates establishing global markets for its technologies. PRP is an enhanced pro-enzyme formulation designed to enhance the anti-cancer effects of multiple enzymes acting synergistically. It is currently in the preclinical phase of development.

The Company was originally formed in Melbourne, Victoria, Australia on October 15, 2007, as Propanc PTY LTD. On November 23, 2010, Propanc Health Group Corporation was incorporated in the State of Delaware, and in January 2011, to reorganize the Company, all the outstanding shares of Propanc PTY LTD were acquired on a one-for-one basis by Propanc Health Group Corporation, with Propanc PTY LTD becoming a wholly-owned subsidiary of the Company.

On July 22, 2016, the Company formed another wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency (the “EMA”) as a small and medium-sized enterprise. As of the date of this filing, there has been no activity within this entity.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Our board of directors and senior management recognize the critical importance of maintaining the trust and confidence of our clients, business partners and employees. Our management, led by our Chief Executive Officer, is actively involved in oversight of our risk management efforts, and cybersecurity represents an important component of the Company’s overall approach to enterprise risk management (“ERM”). Our cybersecurity processes and practices are fully integrated into the Company’s ERM efforts. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Risk Management and Strategy

As one of the critical elements of our overall ERM approach, our cybersecurity efforts are focused on the following key areas:

●	Governance: Management oversees cybersecurity risk mitigation and reports to the board of directors any cybersecurity incidents.

●	Collaborative Approach: We have implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner.

●	Technical Safeguards: We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-virus and anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence.

We have not engaged third-party service providers to conduct evaluations of our security controls, independent audits or consulting on best practices to address new challenges.

While we have not experienced any cybersecurity threats in the past in the normal course of business, in the future, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us.

Item 2. Properties.

Our principal executive office is located at 302, 6 Butler Street, Camberwell, VIC, 3124 Australia, which we lease from Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our Chief Executive Officer, Chief Financial Officer and a director, and his wife are owners and directors. On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd. for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes. On May 4, 2025, the Company entered into a one-year lease agreement with North Horizon Pty Ltd., a related party, for a monthly rent of $3,300 AUD or $2,127 USD (depending on exchange rate) per month plus taxes with an option to renew the lease for an additional two-year term.

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

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company’s parent U.S. entity is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure in the June 30, 2025 and 2024 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted under the ticker symbol “PPCB” on the Nasdaq Capital Markets, Inc. (“Nasdaq”)

On September 25, 2025, the last reported sales price per share of our Common Stock on Nsadaq was $1.90.

Security Holders

As of September 25, 2025 we had 103 record holders of our Common Stock.

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

Recent Sales of Unregistered Securities

Issuance of Shares of Common Stock upon Conversion

From August 2025 through September 2025, the Company issued an aggregate of 194,966 shares of its common stock at an average contractual conversion price of $1.75 as a result of the conversion of principal of $257,857, default penalty of $41,563, accrued interest $36,430 and conversion fees of $4,906 underlying certain outstanding convertible notes converted during such period.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our business and results of operations in conjunction with the information set forth in our consolidated financial statements and notes thereto appearing under Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements because of several factors. See “Forward-Looking Statements” on page 3 of this Annual Report on Form 10-K. As used herein, references to the “Company,” “Propanc,” “we,” “our,” and “us” refer to Propanc Biopharma, Inc. and its consolidated subsidiary, unless otherwise indicated.

U.S. Dollars are denoted herein by “USD,” “$” and “dollars”.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the information included under “Business,” “Selected Consolidated Financial Data” and our consolidated financial statements and the accompanying notes included elsewhere in this filing. The discussion and analysis below are based on comparisons between our historical financial data for different periods and include certain forward-looking statements about our business, operations, and financial performance. These forward-looking statements are subject to risks, uncertainties, assumptions, and other factors described in “Risk Factors.” Our actual results may differ materially from those expressed in, or implied by, those forward-looking statements. See “Special Note Regarding Forward-Looking Statements.”

We caution that the foregoing list of factors is not exclusive, and new factors may emerge, or changes to the foregoing factors may occur, that could impact our business. We undertake no obligation to publicly update or revise these statements, whether because of new information, future events or otherwise, except to the extent required by the federal securities laws.

Certain information contained in this discussion and elsewhere in this filing may include “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 and is subject to the safe harbor created by that act. The safe harbor created by the Private Securities Litigation Reform Act will not apply to certain “forward looking statements” because we issued “penny stock” (as defined in Section 3(a)(51) of the Securities Exchange Act of 1934, as amended, and Rule 3(a)(51-1) under the Exchange Act) during the three year period preceding the date(s) on which those forward looking statements were first made, except to the extent otherwise specifically provided by rule, regulation or order of the Securities and Exchange Commission (the “SEC”). We caution readers that certain important factors may affect our actual results and could cause such results to differ materially from any forward-looking statements which may be deemed to have been made in this filing or which are otherwise made by or on our behalf. For this purpose, any statements contained in this filing that are not statements of historical fact may be deemed to be forward-looking statements. Without limiting the generality of the foregoing, words such as “may,” “will,” “expect,” “believe,” “explore,” “consider,” “anticipate,” “intend,” “could,” “estimate,” “plan,” or “propose” or the negative variations of those words or comparable terminology are intended to identify forward-looking statements. Factors that may affect our results include, but are not limited to, the risks and uncertainties associated with:

●	Our ability to raise capital is necessary to sustain our anticipated operations and implement our business plan;
●	Our ability to implement our business plan;
●	Our ability to generate sufficient cash to survive;
●	The degree and nature of our competition;
●	The lack of diversification of our business plan;
●	The general volatility of the capital markets and the establishment of a market for our shares; and
●	Disruption in the economic and financial conditions primarily from the impact of past terrorist attacks in the United States, threats of future attacks, police, and military activities overseas and other disruptive worldwide political and economic events and environmental weather conditions.

We are also subject to other risks detailed from time to time in our other filings with the SEC and elsewhere in this filing. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

We are also subject to other risks detailed from time to time in our other filings with SEC and elsewhere in this filing. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward-looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

Overview

The Company was originally formed in Melbourne, Victoria, Australia on October 15, 2007, as Propanc PTY LTD. On November 23, 2010, Propanc Health Group Corporation was incorporated in the State of Delaware and in January 2011; to reorganize our Company, we acquired all the outstanding shares of Propanc PTY LTD on a one-for-one basis, whereby Propanc PTY LTD became our wholly owned subsidiary. Effective April 20, 2017, we changed our name to “Propanc Biopharma, Inc.” to better reflect our current stage of operations and development.

We are a development-stage healthcare company that is currently focused on developing new cancer treatments for patients suffering from pancreatic, ovarian and colorectal cancer. Utilizing our scientific and oncology consultants, we have developed a rational, composite formulation of anti-cancer compounds, which together exert several effects designed to control or prevent tumors from recurring and spreading through the body. Our lead product candidate, PRP, is a variation upon our novel formulation and involves pro-enzymes, the inactive precursors of enzymes.

Results of Operations

The following discussion should be read in conjunction with the Company’s consolidated financial statements and notes thereto included elsewhere in this Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

Fiscal Year Ended June 30, 2025, as compared to the Fiscal Year Ended June 30, 2024

Revenue

For the years ended June 30, 2025 and 2024, we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated during these periods.

Administration Expense

Administration expenses increased to $57,027,850 for the year ended June 30, 2025, as compared to $1,253,797 for the year ended June 30, 2024. This increase of approximately $55,774,000 is primarily attributable to the increase in stock-based compensation expenses of approximately $37,800,000 to our officers and an employee, stock based consulting and legal services of approximately $18,169,000, increase of approximately $1,000 in employee remuneration expense, and increase in other general and administrative expenses of approximately $1,000 offset by decrease of approximately $103,000 in general consulting, legal and investor relation fees, decrease in accounting fees of approximately $4,000, and decrease in marketing expense of approximately $90,000.

Occupancy Expense

Occupancy expenses decreased to $26,560 for the year ended June 30, 2025, as compared to $34,150 for the year ended June 30, 2024. This decrease of approximately $8,000 is primarily attributable to exchange rate movements over the period when compared to the same period in 2024.

Research and Development Expenses

Research and development expenses decreased to $223,721 for the year ended June 30, 2025 as compared to $248,102 for the year ended June 30, 2024, a decrease in research and development expenses of approximately $24,000.

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

Interest Expense

Interest expense decreased to $563,757 for the year ended June 30, 2025, as compared to $665,841 for the year ended June 30, 2024. Interest expense is primarily comprised of approximately $304,000 of debt discount amortization and $255,000 of interest expense from accrual of interest expense and other financing fees for the year ended June 30, 2025. This decrease in interest expense of approximately $102,000 is primarily attributable to the increase decrease of approximately $280,000 in accretion of put offset by increase in amortization of debt discount of approximately $10,000 and increase in accrual of interest expense of approximately $176,000.

Derivative Expense

Derivative expenses were increased to $333,596 for the year ended June 30, 2025, as compared to expense of $141,012 for the year ended June 30, 2024. This increase is primarily attributable to the increase in the issuance of convertible notes which initial value was bifurcated from the embedded conversion option and was recorded as derivative expense

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased to a gain of $212,450 for the year ended June 30, 2025, as compared to a gain of $316,537 for the year ended June 30, 2024. This decrease of approximately $104,000 is primarily attributable to the decrease in fair value of the principal amount of convertible notes with bifurcated embedded conversion option derivatives because of the decrease in stock prices during the year ended June 30, 2025.

Gain (Loss) on Extinguishment of Debt, net

During the year ended June 30, 2025, convertible notes containing bifurcated embedded conversion option derivatives with principal aggregate amount of $54,850, accrued interest of $4,365 and conversion fees of $3,770 containing bifurcated embedded conversion option derivatives which were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $154,154, resulting in a loss on extinguishment at the time of conversion of $91,169 and $73,640 of derivative liability fair value and was recorded as a gain on extinguishment at the time of conversion, resulting in a net loss of $17,529 which is included in gain (loss) on extinguishment of debt in the accompanying consolidated statements of operations.

Between January 5, 2025 and March 5, 2025, the Company issued an aggregate of 51,000 shares of common stock to certain vendors in exchange for payment of outstanding balance of accounts payable of $129,354 pursuant to debt exchange agreements. Those shares were valued at an average price of $8.58 or $437,500, being the closing prices of the stock on the date of grants. Common stock issuable of 7,750 shares shall be issued due to the reduced offering price provision as defined in the debt exchange agreement to such vendor. Accordingly, the fair market value of the shares issued and issuable was $468,500, resulting in a loss on extinguishment of debt at the time of exchange of $339,146 during the year ended June 30, 2025.

On January 23, 2025, the Company entered into a debt exchange agreement with the former director and issued 30,000 shares of common stock in exchange for the total outstanding loan of $74,395. Accordingly, the fair market value of the shares issued was $375,000, resulting in a loss on extinguishment of debt at the time of exchange of $300,605 during the year ended June 30, 2025.

On February 5, 2025, the Company entered into debt exchange agreements with the two investors and issued an aggregate of 30,000 shares of common stock in exchange for the total outstanding loan including accrued interest of $86,248. Accordingly, the fair market value of the shares issued was $300,000, resulting in a loss on extinguishment of debt at the time of exchange of $213,752 during the year ended June 30, 2025.

During the year ended June 30, 2024, convertible notes with principal aggregate amount of convertible notes of $130,800, accrued interest of $8,700 and conversion fees of $3,832 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $352,565, resulting in a loss on extinguishment at the time of conversion of $209,233 and $263,798 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net loss of $54,565 which is included in gain on extinguishment of debt in the accompanying consolidated statements of operations.

Foreign Currency Transaction Gain

Foreign currency transaction gain (loss) decreased to a loss of $(89,243) for the year ended June 30, 2025, as compared to a gain of $22,080 for the year ended June 30, 2024. This decrease of approximately $111,000 is partially attributable to the decrease in exchange rates during the year ended June 30, 2025.

Net loss

Net loss increased to $58,923,300 for the year ended June 30, 2025, as compared to a net loss of $1,820,528 for the year ended June 30, 2024. The change relates to the factors discussed above.

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

Accordingly, the Company recognized deemed dividends of $0 and $192,960 during the year ended June 30, 2025, and 2024, respectively, with a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants during the year ended June 30, 2024.

Net loss available to common stockholders

Net loss available to common stockholders increased to $58,923,300 for the year ended June 30, 2025, as compared to a net loss available to common stockholders of $2,013,488 for the year ended June 30, 2024. This increase of approximately $56,910,000 is primarily attributable to the change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2025, we had total assets of $19,631,808, comprised primarily of cash of $12,088, GST tax receivable of $5,302, prepaid expenses – current portion of $8,334,046, other current assets of $1,380, security deposit of $1,971, deferred offering cost of $291,773, operating lease ROU asset, net of $59,413 and prepaid expenses – long-term of $10,925,835. As of June 30, 2024, we had total assets of $72,365, comprised primarily of cash of $21,085, GST tax receivable of $2,950, prepaid expenses and other current assets of $1,406, deferred offering cost of $27,117, security deposit of $2,008, and operating lease ROU asset, net of $17,799.

We had current liabilities of $5,578,240, primarily comprised of net convertible debt of $537,921, accounts payable and accrued expenses of $2,926,941, employee benefit liability of $667,901, loans payable of $65,280, loans payable – related party of $415,329, note payable, net of $543,312, embedded conversion option liabilities of $403,892 and operating lease liability of $17,664 as of June 30, 2025. As compared to June 30, 2024, we had current liabilities of $3,792,780, primarily comprised of net convertible debt of $399,325, accounts payable and accrued expenses of $2,100,135, employee benefit liability of $639,371, loans payable of $145,091, loans payable – related party of $71,629, note payable, net of $204,694 and embedded conversion option liabilities of $133,886.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, administration expenses, occupancy expenses, professional fees, consultants and travel.

During the year ended June 30, 2025, we received proceeds from issuance of notes of $320,000, proceeds from convertible notes of $222,500, proceeds from issuance of loans payable from related parties of $343,700 and repaid convertible note and notes payable for a total of $130,788. During the year ended June 30, 2024, we received proceeds from sale of common stock of $23,057, proceeds from issuance of notes of $190,000, proceeds from convertible notes of $567,050, proceeds from issuance of loans payable including to related parties for a total of $304,696, and repaid convertible note of $142,909.

We have substantial capital resource requirements and have incurred significant losses since inception. As of June 30, 2025, we had $12,088 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the years ended June 30,
	2025	2024
Net cash used in operating activities	$(405,168)	$(935,118)
Net cash provided by financing activities	$490,756	$941,894
Effect of exchange rate changes on cash	$(94,585)	$4,262

Net Cash Flow from Operating Activities

Net cash used in operating activities was $405,168 for the year ended June 30, 2025, due to our net loss of $58,923,300 offset primarily by non-cash charges of amortization of debt discount of $303,563, non-cash interest expense of $5,519, total stock-based expenses of $55,969,230, derivative expense of $333,596, foreign currency transaction loss of $89,243, and loss from extinguishment of debt of $871,032 addback change in fair value of derivatives of $212,450. Net changes in operating assets and liabilities totaled $1,138,212, which is primarily attributable to an increase in accrued interest of $255,115, increase in accounts payable of $187,732 and increase in accrued expenses and other payables of $677,889.

Net cash used in operating activities was $935,118 for the year ended June 30, 2024, due to our net loss of $1,820,528 offset primarily by non-cash charges of amortization of debt discount of $294,005, non-cash interest expense of $3,832, accretion of put premium of $279,711, derivative expense of $141,012, addback change in fair value of derivatives of $316,537, foreign currency transaction gain of $22,080, and gain from extinguishment of debt of $54,565. Net changes in operating assets and liabilities totaled $538,376, which is primarily attributable to increase accrued interest of $78,733, increase in accounts payable of $242,408, and increase in accrued expenses and other payables of $209,962.

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended June 30, 2025 were $490,756 as compared to $941,894 for the year ended June 30, 2024. During the year ended June 30, 2024 we received net proceeds from issuance of convertible notes of $222,500, proceeds from a note of $320,000 and proceeds from issuance of loan from related parties of $343,700 offset by repayment of notes of $122,788 and convertible note of $8,000 and deferred offering cost of $264,656.

Net cash provided by financing activities for the year ended June 30, 2024 was $941,894. During the year ended June 30, 2024 we received net proceeds from issuance of convertible notes of $567,050, proceeds from issuance of note of $190,000, total proceeds from issuance of loans including from a related party of $304,696, proceeds from the sale of shares of our common stock of $23,057 offset by repayment of convertible note of $142,909.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $94,585 negative adjustment to cash flows in the year ended June 30, 2025 as compared to a $4,262 positive adjustment to cash flows in the year ended June 30, 2024. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Prepaid expenses – current portion and long-term portion of $8,334,046 and $10,925,835, respectively, at June 30, 2025, consist primarily of costs paid for future services which will occur between 6 months to three years. Prepaid expenses principally include prepayments in fully vested, non-forfeitable equity instruments for general consulting, investor relations, and business advisory services, which are being amortized over the terms of their respective agreements.

Recent Accounting Pronouncements

Please see section captioned “Recent Accounting Pronouncements” in Note 1 to our consolidated financial statements included in this Annual Report for a discussion of recently issued and adopted accounting pronouncements.

Going Concern Qualification

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the fiscal year ended June 30, 2025, the Company had no revenues, had a net loss of $58,923,300 and had net cash used in operations of $405,168. Additionally, as of June 30, 2025, the Company had accumulated deficit of $125,621,520.

Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2025 and 2024. In addition, we have convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

On August 18, 2025, the Company sold 1,000,000 shares of common stock for total gross proceeds of $4,000,000. After deducting the underwriting commissions and offering expenses, the Company received net proceeds of $3,340,000.

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

The following consolidated financial statements of Propanc Biopharma, Inc. are included in this Annual Report on Form 10-K:

PROPANC BIOPHARMA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders’ and the Board of Directors of:

Propanc Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Propanc Biopharma, Inc. and Subsidiary (the “Company”) as of June 30, 2025 and 2024, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ deficit, and cash flows, for each of the two years in the period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2025 and 2024 and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has a net loss of $58,923,300 and net cash used in operating activities of $405,168 for the fiscal year ended June 30, 2025. The Company has an accumulated deficit of $125,621,520 at June 30, 2025. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Derivative Liabilities

As noted in Footnote 1 “Derivative Instruments” and as described in Footnote 12 “Derivative Financial Instruments and Fair Value Measurements” to the consolidated financial statements, the Company bifurcated embedded conversion features included in convertible debt instruments issued by the Company during the fiscal year that resulted primarily in an initial derivative expense and a gain from the change in fair value of these new and previously recorded derivatives of $333,596 and $212,450, respectively, in fiscal 2025, and derivative liabilities of $403,892 at June 30, 2025.

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

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2011

Boca Raton, Florida

September 29, 2025

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	June 30, 2025	June 30, 2024

ASSETS

CURRENT ASSETS:
Cash	$12,088	$21,085
GST tax receivable	5,302	2,950
Prepaid expenses - current portion	8,334,046	-
Other current assets	1,380	1,406

TOTAL CURRENT ASSETS	8,352,816	25,441

Deferred offering costs	291,773	27,117
Prepaid expenses - long-term portion	10,925,835	-
Security deposit - related party	1,971	2,008
Operating lease right-of-use assets, net - related party	59,413	17,799

TOTAL ASSETS	$19,631,808	$72,365

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES:
Accounts payable	$1,249,596	$1,213,335
Accrued expenses and other payables	1,486,550	792,190
Accrued interest	190,795	94,612
Loans payable	65,280	145,091
Loans payable - related parties	415,329	71,629
Notes payable, net of discount	543,312	204,694
Convertible notes, net of discounts and including put premiums	537,921	399,325
Operating lease liability - related party, current portion	17,664	19,362
Embedded conversion option liabilities	403,892	133,886
Due to former director - related party	-	29,759
Loan from former director - related party	-	49,528
Employee benefit liability	667,901	639,371

TOTAL CURRENT LIABILITIES	5,578,240	3,792,782

NON-CURRENT LIABILITIES:
Loan payable - long-term - related party, net of discount	105,627	58,642
Operating lease liability - long-term portion - related party	41,749	-

TOTAL NON-CURRENT LIABILITIES	147,376	58,642

TOTAL LIABILITIES	$5,725,616	$3,851,424

Commitments and Contingencies (See Note 9)

STOCKHOLDERS’ EQUITY (DEFICIT):
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of June 30, 2025 and 2024	$-	$-
Common stock, $0.001 par value; 10,000,000,000 shares authorized;11,611,782 and 7,980 shares issued and outstanding as of June 30, 2025 and 2024, respectively	11,612	8
Common stock issuable (7,750 and 0 shares as of June 30, 2025 and 2024, respectively)	8	-
Additional paid-in capital	138,243,652	61,696,049
Accumulated other comprehensive income	1,318,917	1,269,581
Accumulated deficit	(125,621,520)	(66,698,220)
Treasury stock ($0.001 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	13,906,192	(3,779,059)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$19,631,808	$72,365

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended June 30,
	2025	2024

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	57,027,850	1,253,797
Occupancy expenses - related party	26,560	34,150
Research and development	223,721	248,102
TOTAL OPERATING EXPENSES	57,278,131	1,536,049

LOSS FROM OPERATIONS	(57,278,131)	(1,536,049)

OTHER INCOME (EXPENSE)
Interest expense	(563,757)	(665,841)
Interest income	9	60
Derivative expense	(333,596)	(141,012)
Change in fair value of derivative liabilities	212,450	316,537
Gain (loss) on extinguishment of debt, net	(871,032)	54,565
Foreign currency transaction gain (loss)	(89,243)	22,080
TOTAL OTHER INCOME (EXPENSE), NET	(1,645,169)	(413,611)

LOSS BEFORE TAXES	(58,923,300)	(1,949,660)

Tax benefit	-	129,132

NET LOSS	$(58,923,300)	$(1,820,528)

Deemed Dividend	-	(192,960)

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(58,923,300)	$(2,013,488)

BASIC AND DILUTED NET LOSS PER SHARE AVAILABLE TO COMMON STOCKHOLDERS	$(14.85)	$(1,420.53)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	3,968,176	1,417

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(58,923,300)	$(2,013,488)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	49,336	(25,295)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	49,336	(25,295)

TOTAL COMPREHENSIVE LOSS	$(58,873,964)	$(2,038,783)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED JUNE 30, 2025 AND 2024

	Preferred Stock						Common Stock				Accumulated
	Series A		Series B		Common Stock		Issuable		Additional		Other		Total
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Stockholders’ Deficit

Balance at June 30, 2023	-	$-	1	$-	101	$-	27	$-	$60,319,154	$(64,684,732)	$1,294,876	$(46,477)	$(3,117,179)

Issuance of common stock for conversion of convertible debt, conversion fees and accrued interest	-	-	-	-	7,432	8	-	-	773,540	-	-	-	773,548

Issuance of common stock for cash	-	-	-	-	315	-	-	-	23,057	-	-	-	23,057

Issuance of common stock for alternate cashless exercise of warrants	-	-	-	-	105	-	-	-	-	-	-	-	-

Issuance of common stock for issuable shares	-	-	-	-	27	-	(27)	-	-	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	246,254	-	-	-	246,254

Relative fair value of warrant granted in connection with a loan payable - related party	-	-	-	-	-	-	-	-	141,084	-	-	-	141,084

Deemed dividend upon alternate cashless exercise of warrants	-	-	-	-	-	-	-	-	192,960	(192,960)	-	-	-

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(25,295)	-	(25,295)

Net loss for the fiscal year ended June 30, 2024	-	-	-	-	-	-	-	-	-	(1,820,528)	-	-	(1,820,528)

Balance at June 30, 2024	-	-	1	-	7,980	8	-	-	61,696,049	(66,698,220)	1,269,581	(46,477)	(3,779,059)

Issuance of common stock for conversion of convertible debt, conversion fees and accrued interest	-	-	-	-	8,826	9	-	-	176,366	-	-	-	176,375

Issuance of common stock for services rendered	-	-	-	-	8,555,750	8,556	-	-	51,339,444	-	-	-	51,348,000

Issuance of common stock for prepaid services	-	-	-	-	2,025,000	2,025	-	-	23,879,085	-	-	-	23,881,110

Issuance of common stock and common stock issuable related to debt exchange agreement	-	-	-	-	111,000	111	7,750	8	1,143,382	-	-	-	1,143,501

Issuance of common stock related to warrant exchange agreement	-	-	-	-	900,000	900	-	-	(900)	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	10,229	-	-	-	10,229

Fractional shares due to reverse split	-	-	-	-	3,226	3	-	-	(3)	-	-	-	-

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	49,336	-	49,336

Net loss for the fiscal year ended June 30, 2025	-	-	-	-	-	-	-	-	-	(58,923,300)	-	-	(58,923,300)

Balance at June 30, 2025	-	$-	1	$-	11,611,782	$11,612	7,750	$8	$138,243,652	$(125,621,520)	$1,318,917	$(46,477)	$13,906,192

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(58,923,300)	$(1,820,528)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance of common stock for services	51,348,000	-
Amortization of prepaid stock based expenses	4,621,230	-
Foreign currency transaction loss (gain)	89,243	(22,080)
Depreciation expense	-	297
Allowance on refundable advance deposit	-	120,958
Amortization of debt discounts	303,563	294,005
Amortization of right-of-use assets	20,187	21,359
Change in fair value of derivative liabilities	(212,450)	(316,537)
Derivative expense	333,596	141,012
Loss (gain) on extinguishment of debt, net	871,032	(54,565)
Non-cash interest expense	5,519	3,832
Accretion of put premium	-	279,711
Changes in Assets and Liabilities:
GST receivable	(2,405)	(71)
Prepaid expenses and other current assets	1,379	4,746
Refundable advance deposit	-	(120,958)
Deferred offering costs	-	(25,000)
Accounts payable	187,732	242,408
Employee benefit liability	40,184	49,196
Accrued expenses and other payables	677,889	209,962
Accrued interest	255,155	78,733
Operating lease liability	(21,722)	(21,598)
NET CASH USED IN OPERATING ACTIVITIES	(405,168)	(935,118)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	222,500	567,050
Repayment of convertible note	(8,000)	(142,909)
Repayment of notes	(122,788)	-
Proceeds from the sale of common stock	-	23,057
Proceeds from note payable	320,000	190,000
Proceeds from loans payable	-	79,811
Proceeds from loans payable - related parties	343,700	224,885
Deferred offering costs	(264,656)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	490,756	941,894

Effect of exchange rate changes on cash	(94,585)	4,262

NET INCREASE (DECREASE) IN CASH	(8,997)	11,038

CASH AT BEGINNING OF YEAR	21,085	10,047
CASH AT END OF YEAR	$12,088	$21,085

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$30,715	$9,491
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$10,229	$246,254
Conversion of convertible notes and accrued interest to common stock	$79,686	$560,483
Settlement of accounts payable for shares of common stock	$129,354	$-
Settlement of loans to former director for shares of common stock	$74,395	$-
Settlement of loans payable including accrued interest for shares of common stock	$86,248	$-
Debt discounts related to derivative liability	$222,500	$150,000
Operating lease right-of-use asset and operating lease liability pursuant to ASC 842	$62,126	$-
Relative fair value of warrant granted in connection with a loan payable - related party	$-	$141,084
Issuance of common stock for prepaid services (net of amortized portion)	$19,259,880	$-
Deemed dividend upon alternate cashless exercise of warrants	$-	$192,960

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

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

The Company was originally formed in Melbourne, Victoria, Australia on October 15, 2007, as Propanc PTY LTD. On November 23, 2010, Propanc Health Group Corporation was incorporated in the State of Delaware, and in January 2011, to reorganize the Company, all of the outstanding shares of Propanc PTY LTD were acquired on a one-for-one basis by Propanc Health Group Corporation, with Propanc PTY LTD becoming a wholly owned subsidiary of the Company.

On July 22, 2016, the Company formed another wholly owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of June 30, 2025, there has been no activity within this entity.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to reflect the Company’s stage of operations and development better.

In July 2020, a world-first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 85 granted, allowed, or accepted patents and 5 patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

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

Principles of Consolidation

The consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive wholly owned subsidiary through June 30, 2025 and remains inactive.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that the intercompany loans will not be repaid in the foreseeable future and thus, per Accounting Standards Codification (“ASC”) 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). As of June 30, 2025 and 2024, the Company recognized a cumulative exchange gain (loss) of approximately ($316,000) and $90,000, respectively, on intercompany loans made by the parent to the subsidiary that have not been repaid as of June 30, 2025, which is included as a component of accumulated other comprehensive income on the accompanying consolidated balance sheets.

As of June 30, 2025 and 2024, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2025	June 30, 2024
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.6571	0.6693

Average exchange rate for the period
USD : AUD exchange rate	0.6468	0.6557

Change in Accumulated Other Comprehensive Income (Loss) by component during the years ended June 30, 2025 and 2024 were as follows:

Foreign Currency Items:
Beginning balance, June 30, 2023	$1,294,876
Foreign currency translation loss	(25,295)
Balance, June 30, 2024	1,269,581
Foreign currency translation gain	49,336
Ending balance, June 30, 2025	$1,318,917

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

Also see Note 12 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts, as applicable, are reflected as a current liability on the balance sheets. There were no cash equivalents as of June 30, 2025 and 2024.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

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

Prepaid expenses

Prepaid expenses – current portion and long-term portion of $8,334,046 and $10,925,835, respectively, at June 30, 2025, consist primarily of costs paid for future services which will occur between 6 months to three years. Prepaid expenses principally include prepayments in fully vested, non-forfeitable equity instruments for general consulting, investor relations, and business advisory services, which are being amortized over the terms of their respective agreements.

Deferred Offering Costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized and consist principally of professional, underwriting and other expenses incurred through the balance sheet date that are directly related to the Company’s proposed public offering. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of June 30, 2025 and 2024 the Company had recorded $291,773 and $27,117 in deferred offering costs, respectively.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through June 30, 2025 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

As of June 30, 2025 and 2024, the Company was owed $5,302 and $2,950, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the years ended June 30, 2025 and 2024 were $223,721 and $248,102, respectively.

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

During each of the fiscal years ended June 30, 2025 and 2024, the Company applied for, and received from the Australian Taxation Office, a research and development tax credit in the amount of $0 and $129,132, respectively, which is reflected as a tax benefit in the accompanying consolidated statements of operations and comprehensive income (loss). The Company has submitted its request for the refundable credit covering the period for the year ended June 30, 2025 and is still waiting receipt of the funds.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

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

	June 30, 2025	June 30, 2024

Warrants with no designations	250	250
Series A Warrants as if converted at alternate cashless exercise prices	-	33,173
Series C Warrants as if converted at alternate cashless exercise prices *	-	152,933
Convertible Debt	189,896	6,562
Total	190,146	192,918

*	Only convertible ratably upon exercise of Series B Warrants

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”). The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. All activities are related to the development of cancer treatment and the Company has not commenced commercial operations or generated revenues to date. All activities are related to the development of the cancer treatment and the Company has not commenced commercial operations or generated revenues to date. The CODM is the chief executive officer of the Company, who reviews operating results and utilizes consolidated financial information, including operating expenses, operating loss, and net loss as reported on the consolidated statements of operations, to make decisions about operating decisions, allocate resources and assess performance for the entire Company. Consolidated net loss is our segment’s primary measure of loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The single segment constitutes all the consolidated entity, and the accompanying consolidated financial statements and the notes to the accompanying consolidated financial statements are representative of such amounts. For the years ended June 30, 2025 and 2024, the Company operates in one operating segment.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

Recent Accounting Pronouncements

We have reviewed the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. We have carefully considered the new pronouncements that alter previous generally accepted accounting principles and do not believe that any new or modified principles will have a material impact on the Company’s reported financial position or operations in the near term with the exception of those disclosed below. The applicability of any standard is subject to formal review of the Company’s financial management.

On November 4, 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE) requiring additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. This standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 applies to all public business entities (PBEs) and is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2024-03 may have on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the fiscal year ended June 30, 2025, the Company had no revenues, had a net loss of $58,923,300 and had net cash used in operations of $405,168. Additionally, as of June 30, 2025, the Company had accumulated deficit of $125,621,520. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this filing.

The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

On August 18, 2025, the Company sold 1,000,000 shares of common stock for total gross proceeds of $4,000,000. After deducting the underwriting commissions and offering expenses, the Company received net proceeds of $3,340,000.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30:

	2025	2024

Office equipment at cost	$25,078	$25,543
Less: Accumulated depreciation	(25,078)	(25,543)

Total property, plant, and equipment	$-	$-

Depreciation expense for the years ended June 30, 2025 and 2024 was $0 and $297, respectively.

NOTE 4 – DUE TO AND LOANS FROM FORMER DIRECTOR - RELATED PARTY

Due to former director – related party

Due to former director – related party represented unsecured advances made primarily by a former director for operating expenses on behalf of the Company, such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and were due upon demand. The Company was not charged interest under these advances. The total amount owed the former director at June 30, 2025 and 2024 were $0 and $29,759, respectively. On January 23, 2025, the Company entered into a Debt Exchange Agreement (“the Debt Exchange”) with the former director (see below) to settle such debt.

Loan from Former Director - Related Party

Loan from the Company’s former director at June 30, 2025 and 2024 were $0 and $49,528, respectively. The loan bore no interest and was payable on demand.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

On January 23, 2025, the Company entered into a Debt Exchange with the former director and issued 30,000 shares of common stock in exchange for the total outstanding loans of $74,395 (which also includes the $29,759 amount as noted above under due to former director). Those shares were valued at approximately $13 per share or $375,000, being the closing price of the stock on the date of grant to the former director. Accordingly, the fair market value of the shares issued was $375,000, resulting in a loss on extinguishment of debt at the time of exchange of $300,605 during the year ended June 30, 2025.

NOTE 5 – LOANS

Loans payable - Related Party

Between November 2023 and May 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $71,629. Additionally, in August 2024, the same affiliated institutional investor loaned the Company an amount of $85,000 AUD ($57,639 USD). These loans bear no interest and are payable on demand.

Effective August 1, 2024, the Company entered and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $150,000 AUD ($98,060 USD). The Company used the net proceeds for general working capital purposes. The maturity date of the loan is November 1, 2024, or sooner at the discretion of the Company, and the loan bears an interest rate of 12% per annum and default interest rate of 18% per annum. The Company has the right to prepay in full at any time with no prepayment penalty. By mutual consent the amount can be repaid via the issuance of common stock of the Company (upon uplisting on NASDAQ) and the strike price shall be at a 35% discount to lowest daily balance of the five preceding trading days. Such loan is past due and currently in default.

Between November 2024 and December 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $15,000 AUD ($9,731 USD). These loans bear no interest and are payable on demand. The Company repaid $12,000 AUD of this loan on August 19, 2025.

Effective December 3, 2024, the Company entered and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $175,000 AUD ($113,485 USD). The Company used the net proceeds for general working capital purposes. The term of the loan is four months or less (to be determined at the discretion of the Company), with $70,000 AUD was due on February 28, 2025, and $105,000 AUD was due on April 2, 2025. The loan bears an interest rate of 12% per annum and default interest rate of 18% per annum. Such loan is past due and currently in default.

In January 2025, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $25,000 AUD ($15,485 USD). This loan bore no interest and was payable on demand. The Company fully repaid this loan on August 19, 2025.

On April 12, 2025, the Company entered and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $63,188 AUD ($39,625 USD). The Company used the net proceeds for general working capital purposes. The maturity date was June 30, 2025. The loan bore an interest rate of 12% per annum and default interest rate of 18% per annum. The Company fully repaid this loan on August 19, 2025.

On June 13, 2025, the Company entered and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $15,000 AUD ($9,675 USD). The Company used the net proceeds for general working capital purposes. The maturity date was on June 30, 2025. The loan bore an interest rate of 12% per annum and default interest rate of 18% per annum. The Company fully repaid this loan on August 19, 2025.

The loans payable – related parties amounted to $415,329 and $71,629 as of June 30, 2025 and 2024, respectively. Accrued interest as of June 30, 2025, and 2024 was $26,452 and $0, respectively.

Loan payable -long-term- Related Party

On July 5, 2023, the Company and an institutional investor affiliated with one of our directors, Josef Zelinger, entered into a letter agreement, pursuant to which such investor loaned the Company an aggregate of $230,000 AUD ($153,256 USD). Pursuant to such agreement, the term of such loan is three (3) years, ending on July 5, 2026, with an interest rate of 10% to be paid monthly in arrears. In connection with such loan, the Company issued 250 warrants to purchase common stock to such investor immediately exercisable at an initial exercise price of $600 per share (subject to certain adjustments such as stock dividend, stock splits, subsequent right offering and pro-rata distribution) with an expiry date of July 5, 2026. The Company accounted for the 250 warrants issued with this loan payable as debt discount by using the relative fair value method. The total debt discount which is equivalent to the relative fair value of the warrants of $141,084 was based on a fair value determination using a Black-Scholes model with the following assumptions: stock price at valuation date of $7,140 based on the closing price of common stock at date of grant, exercise price of $600, dividend yield of zero, expected term of 3.00, a risk-free rate of 4.59%, and expected volatility of 268%. The debt discount shall be amortized over the term of this loan. A portion of the proceeds of such loan were used to repay an outstanding balance of approximately $143,000 due on a convertible note held by a third-party investor which had been in default.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

Accrued interest from this loan amounted to $15,158 as of June 30, 2024. Amortization of debt discount from this loan for fiscal year 2024 was $46,470. The total principal outstanding under this loan was $153,256 and remaining unamortized debt discount of $94,614 as of June 30, 2024, as reflected in the accompanying consolidated balance sheet as loan payable – long-term – related party, net of discount of $58,642.

Accrued interest from this loan amounted to $30,483 as of June 30, 2025. Amortization of debt discount for fiscal year 2025 was $46,985. The total principal outstanding under this loan was $153,256 and remaining debt discount of $47,629 as of June 30, 2025, as reflected in the accompanying consolidated balance sheet as loan payable – long-term – related party, net of discount of $105,627.

Loans Payable

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC (“Crown Bridge”), pursuant to which Crown Bridge purchased a convertible promissory note from the Company (the “Crown Bridge Note”), which had a remaining principal balance of $65,280 as of June 30, 2025 and 2024. The maturity date of the Crown Bridge Note was October 3, 2020 and is currently past due. The Crown Bridge Note bore interest at a default interest rate of 15% per annum. In August 2022, the SEC filed a complaint against Crown Bridge due to its violation of Section 15(a)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Crown Bridge agreed to surrender all conversion rights in its currently held convertible notes, including the Crown Bridge Note. Consequently, during fiscal year 2023, the Company reclassified the remaining principal balance of $65,280 from a convertible note into a loan payable which is the principal balance at June 30, 2025, and 2024. Additionally, the Company recorded the remaining put premium of $43,520 into gain on extinguishment of debt during fiscal year 2023. The total accrued interest from this loan amounted to $55,360 and $45,541 as of June 30, 2025, and 2024, respectively.

Loans Payable - others

In June 2024, the Company entered into loan agreements with two investors who loaned the Company an aggregate of $120,000 AUD ($79,811 USD). The maturity dates of these loans were both in June 2025. These loans bore interest at a rate of 12% per annum. On February 5, 2025, the Company entered into a Debt Exchange Agreements with the two investors and issued an aggregate of 30,000 shares of common stock in exchange for the total outstanding loan including accrued interest of $86,248. Those shares were valued at $10 per share or $300,000, being the closing price of the stock on the date of grant to the two investors. Accordingly, the fair market value of the shares issued was $300,000, resulting in a loss on extinguishment of debt at the time of exchange of $213,752 during the year ended June 30, 2025. As of June 30, 2025, and 2024, the total balance of these loans amounted to $0 and $79,811, respectively, and accrued interest of $6,286 and $665, respectively. The Company fully paid the accrued interest of $6,286 on August 27, 2025.

The aggregate principal outstanding on the above loans was $65,280 and $145,091 as of June 30, 2025 and 2024, respectively.

Loans in default

The Crown Bridge Note is currently past due and in default, consisting of $65,280 principal and $55,360 accrued interest, which includes interest accruing at the default interest rate at 15%. Loans payable – related party for total principal amount of $260,485 and accrued interest of $26,452 with maturity dates between November 2024 and June 2025 were in default as of June 30, 2025.

NOTE 6 – NOTE PAYABLE AND CONVERTIBLE NOTES

The Company’s promissory notes outstanding at June 30, 2025 and 2024 were as follows:

	June 30, 2025	June 30, 2024
Principal amounts of notes payable	$589,277	$230,400
Unamortized discounts	(45,965)	(25,706)
Notes payable, net	$543,312	$204,694

Promissory Notes

On August 15, 2023, the Company issued to an institutional investor (the “August 2023 Lender”) a 10% original issue discount promissory note (the “Promissory Note”) in consideration for $120,000, which has a principal face amount of $132,000, matured on November 15, 2023 and accrued interest at a rate of 10% per annum, and was increased to 18% due to the event of a default. The Company had the right to prepay the principal and accrued but unpaid interest due under the Promissory Note, together with any other amounts that the Company may owe the August 2023 Lender under the terms of the Promissory Note, on or before September 14, 2023 at a 110% premium of the face amount plus accrued and unpaid interest and any other amounts owed to the August 2023 Lender, which increases to (i) 120% if prepaid after such date, but on or before October 14, 2023, and (ii) 130% if prepaid after October 14, 2023 (including on the maturity date), unless the Company and the Lender agree to otherwise effect repayment. The Promissory Note contains certain customary events of default set forth in the Promissory Note, including, among others, breach of covenants, representations or warranties, insolvency, bankruptcy, liquidation and failure by the Company to pay the principal and interest due under the Promissory Note. On May 7, 2024, August 2023 Lender notified the Company that the 130% default repayment plus interest will be waived and shall extend the maturity of the Promissory Note to September 30, 2024.

Effective May 7, 2025, the Company entered into a Maturity Extension Agreement with the August 2023 Lender whereby the August 2023 Lender agreed to extend the maturity date of the promissory note dated August 15, 2023, which was amended on May 7, 2024 (the “Old Note”) to June 15, 2025 and increasing the principal amount by a default penalty of $39,600 and adding accrued interest of $30,805 into the principal amount thereby increasing the current principal amount to $202,405. All other terms of the Old Note shall remain unchanged and in full force and effect. As of June 30, 2025, the Promissory Note was in default.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

On May 7, 2025, the Company entered into a promissory note agreement with an institutional investor, pursuant to which the investor agreed to purchase a promissory note from the Company in the aggregate principal amount of $90,000, for a purchase price of $75,000. Such note is a non-convertible note. The maturity date of the note was on June 15, 2025 and bears interest at a rate of 10% per annum and default interest rate of 18% per annum. Repayment of the note may occur as follows: (a) if the Company repays this note on or before June 7, 2025, then Company shall pay investor in cash the sum of one hundred percent (100%) of the sum of the outstanding principal amount of the note (the “Principal Amount”) at such time, all accrued interest unpaid at such time, and any other payment due; and (b) if the Company repays the note after June 7, 2025 and on or before July 7, 2025, then Company shall pay investor in cash the sum of one hundred twenty percent (120%) of the sum of the outstanding Principal Amount at such time, all accrued interest unpaid at such time, and any other payment due (the “Maximum Repayment Amount”) or (b) at such time as the Company and the investor may agree to effect repayment. As of June 30, 2025, the promissory note was in default.

On June 2, 2025, the Company entered into a promissory note agreement with an institutional investor, pursuant to which the investor agreed to purchase a promissory note from the Company in the aggregate principal amount of $60,000, for a purchase price of $50,000. Such note is a non-convertible note. The maturity date of the note is on July 15, 2025 and bears interest at a rate of 10% per annum and default interest rate of 18% per annum. Repayment of the note may occur as follows: (a) if the Company repays this note on or before July 7, 2025, then Company shall pay investor in cash the sum of one hundred percent (100%) of the sum of the outstanding principal amount of the note (the “Principal Amount”) at such time, all accrued interest unpaid at such time, and any other payment due; and (b) if the Company repays the note after July 7, 2025 and on or before August 7, 2025, then Company shall pay investor in cash the sum of one hundred twenty percent (120%) of the sum of the outstanding Principal Amount at such time, all accrued interest unpaid at such time, and any other payment due (the “Maximum Repayment Amount”) or (b) at such time as the Company and the investor may agree to effect repayment.

Accrued interest from these notes amounted to $5,718 and $15,536 as of June 30, 2025 and 2024, respectively. Amortization of debt discount from these notes for fiscal year 2025 and 2024 was $21,512 and $12,000, respectively. As of June 30, 2025 and 2024, the total principal outstanding under these notes was $352,405 and $132,000, respectively, and remaining debt discount of $3,488 and $0 as of June 30, 2025 and 2024, respectively, as reflected in the accompanying consolidated balance sheet as notes payable, net of discount.

On August 19, 2025, the Company fully repaid the total principal for all the above mentioned promissory notes amounting $352,405 including total accrued interest and default penalty of $34,320.

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

On June 10, 2024, the Company entered a 15% promissory note in the amount of $49,200 less original issue discount of $8,200 and legal and financing costs of $6,000 for net proceeds of $35,000 with 1800 Diagonal Lending, LLC. The principal and accrued interest is payable on or before April 15, 2025. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty-two percent (22%) per annum from the due date thereof until the same is paid. Accrued unpaid interest and outstanding principal, subject to adjustment, shall be paid on December 15, 2024 in the amount of $28,290 and 4 payments each in the amount of $7,073 (a total payback to the Holder of $56,580). The first payment of $7,073 shall be due on January 15, 2025, with 3 subsequent payments each month thereafter. The Company shall have a five (5) day grace period with respect to each payment. In November 2024, the Company fully paid the principal of $49,200 and accrued interest of $5,683.

On January 31, 2025, the Company entered into and closed a securities purchase agreement 1800 Diagonal (the “Investor”), pursuant to which the Investor agreed to purchase a convertible promissory note from the Company in the aggregate principal amount of $65,000, for a purchase price of $56,000. The Company intends to use the net proceeds therefrom for general working capital purposes. The maturity date of the note is November 30, 2025 and the note bears a one-time interest charge of fifteen percent that shall be applied on the issuance date. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in five (5) payments, with the first on July 30, 2025, for $37,375, and the other four payments of $9,344 on August 30, 2025, September 30, 2025, October 30, 2025 and November 30, 2025 (a total payback to the Holder of $74,750). The Company shall have a five (5) day grace period with respect to each payment.

On March 25, 2025, the Company entered and closed a securities purchase agreement 1800 Diagonal (the “Investor”), pursuant to which the Investor agreed to purchase a convertible promissory note from the Company in the aggregate principal amount of $79,200, for a purchase price of $67,000. The Company intends to use the net proceeds therefrom for general working capital purposes. The maturity date of the note is January 30, 2026, and the note bears a one-time interest charge of fifteen percent that shall be applied on the issuance date. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in five (5) payments, with the first on September 30, 2025, for $45,540, and the other four payments of $11,385 on October 30, 2025, November 30, 2025, December 30, 2025 and January 30, 2026 (a total payback to the Holder of $91,080). The Company shall have a five (5) day grace period with respect to each payment.

On June 13, 2025, the Company entered into a 15% promissory note in the aggregate principal amount of $67,860, for a purchase price of $58,000. This note contains original issue discount of $8,000 and legal and financing costs of $9,860 for net proceeds of $50,000 with 1800 Diagonal Lending, LLC. The maturity date of the note is April 15, 2026 and the note bears a one-time interest charge of fifteen percent that shall be applied on the issuance date. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in five (5) payments, with the first on December 15, 2025 for $39,020, and the other four payments on January 15, 2026, February 15, 2026, March 15, 2026 and April 15, 2026, each for $ 9,755 (a total payback to the Holder of $78,039). The Company shall have a five (5) day grace period with respect to each payment.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

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

As of June 30, 2025 and 2024 the total balance of these 1800 Diagonal Lending promissory notes amounted to $212,060 and $98,400, respectively and accrued interest of $7,638 and $1,193, respectively.

Between July 2025 and August 2025, the Company fully repaid the total principal amount of $212,060 including accrued interest for the above 1800 Diagonal Lending promissory notes.

Red Road Holdings Promissory Note

On December 4, 2024, the Company entered into a 15% promissory note in the amount of $49,200 less original issue discount of $8,200 and legal and financing costs of $6,000 for net proceeds of $35,000 with Red Road Holdings. The principal and accrued interest was payable on or before October 15, 2025. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. Accrued interest and outstanding principal, subject to adjustment, shall be paid on June 15, 2025 in the amount of $28,290 and 4 payments each in the amount of $7,072 (a total payback to the Holder of $56,580). The first payment of $7,072 is due on July 15, 2025 with 3 subsequent payments each month thereafter. The Company had a five (5) day grace period with respect to each payment.

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

As of June 30, 2025, the total balance of principal and accrued interest of the Red Road Holdings promissory note amounted to $24,812 and $303, respectively, after the payment of the first installment of $28,290 in June 2025. In August 2025, the Company paid the 3 installment payments of $7,072 for a total amount of $21,217 for the above Red Road Holdings promissory note.

The total balance of the above nine promissory notes, net of unamortized discount of $45,965 was $543,312 at June 30, 2025. The total balance of the above three promissory notes, net of unamortized discount of $25,706 was $204,694 at June 30, 2024.

Convertible Notes

The Company’s convertible notes outstanding at June 30, 2025 and 2024 were as follows:

	June 30, 2025	June 30, 2024
Convertible notes and debenture	$520,797	$313,550
Unamortized discounts	(97,276)	(38,854)
Premium, net	114,400	124,629
Convertible notes, net	$537,921	$399,325

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

June 30, 2025 and 2024

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

During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under all of the above notes, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 110% to 129% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such note.

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

June 30, 2025 and 2024

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

The total principal amount outstanding under all of the above 1800 Diagonal financing agreements was $0 as of June 30, 2024 following conversion of $250,000 of the principal balance and $9,863 accrued interest during the year ended June 30, 2024. Accordingly, $134,615 of the put premium was released to additional paid in capital in respect to the 1800 Diagonal financing agreements during the year ended June 30, 2024 following conversion of the principal balance.

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

December 8, 2023 Securities Purchase Agreement

On December 8, 2023, the Company entered into a securities purchase agreement with ONE44, pursuant to which ONE44 purchased a convertible redeemable note (the “December 8, 2023 ONE44 Note”) from the Company in the aggregate principal amount of $150,000, such principal and the interest thereon are convertible into shares of the common stock at the option of ONE44 any time after the six-month anniversary of the December 8, 2023 ONE44 Note. The transaction contemplated by such purchase agreement closed on December 8, 2023. The December 8, 2023 One44 Note contains an original issue discount amount of $15,000. Pursuant to the terms of such purchase agreement, the Company paid $7,500 for ONE44’s legal fees. The Company used the net proceeds from the December 8, 2023 ONE44 Note for general working capital purposes. The maturity date of the December 8, 2023 One44 Note was December 8, 2024. The December 8, 2023 ONE44 Note bears interest at a rate of 10% per annum, which interest is payable in shares of common stock, but is not payable until the maturity date or upon acceleration or by prepayment of such note. The December 8, 2023 One44 Note was fully converted in August 2025.

The following terms shall apply to all of the above ONE44 note:

During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under all of the above notes issued to ONE44, together with any other amounts that the Company may owe ONE44 under the terms of the note, at a premium ranging from 120% to 135% as defined in the relevant note. After this initial 180-day period, the Company does not have a right to prepay such note.

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

The above ONE44 notes contain certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 24% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. In the event that the Company fails to deliver to ONE44 shares of common stock issuable upon conversion of principal or interest under a ONE44 note, it will incur a penalty of $250 per day the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty increases to $500 per day beginning on the 10th day. In the event that the Company loses the bid price of its common stock on OTC markets, such ONE44 note does not incur penalty and instead the outstanding principal amount increases by 20%.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

The total principal amount outstanding under all of the above ONE44 financing agreements was $119,300 and accrued interest was $6,726 as of June 30, 2024 following conversion of $148,811 of the principal balance and $9,909 accrued interest during the year ended June 30, 2024. Accordingly, $98,311 of the put premium was released to additional paid in capital in respect to the ONE44 financing agreements during the year ended June 30, 2024 following conversion of the principal balance.

The total principal amount outstanding under all the above ONE44 financing agreements was $104,460 and accrued interest was $24,962 as of June 30, 2025 following conversion of $14,840 of the principal balance and $1,006 accrued interest during the year ended June 30, 2025. Accordingly, $9,893 of the put premium was released to additional paid in capital in respect to the ONE44 financing agreements during the year ended June 30, 2025, following conversion of the principal balance.

One ONE44 note with principal amount of $104,460 was in default and accrued default interest rate at 24% per annum before it was fully converted in August 2025.

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

The maturity date of the GS Capital Note was April 12, 2023, but was extended to August 12, 2023 in April 2023. The GS Capital Note bore interest at a rate of 8% per annum, which interest was payable in shares of common stock, but was not payable until the maturity date or upon acceleration or by prepayment of such note. The GS Capital Note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital by surrendering the same. GS Capital was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Capital Note then outstanding into shares of common stock at a price per share equal to $168,000 per share (the “Fixed Price”). However, in the event the common stock trades below $120,000 per share for more than five consecutive trading days, then the Fixed Price becomes $78,000 per share. In the event of default, such conversion price was equal to 65% of the lowest trading price of the common stock reported on the OTC markets or other exchange for the ten prior trading days, including the day upon which a notice of conversion is received by the Company. The GS Capital Note was subject to a 4.99% beneficial ownership limitation. Such note was fully converted during fiscal year 2024.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

The maturity date of such note was March 21, 2023 but was extended to March 21, 2024 in April 2023. Such note bore interest at a rate of 8% per annum, which interest was payable in shares of common stock, but was not payable until the maturity date or upon acceleration or by prepayment of such note. Such note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. GS Capital was entitled, at its option, at any time after cash payment, to convert all or any amount of the principal face amount of the GS Capital Note then outstanding into shares of common stock at a price per share equal to $120,000 (the “September Fixed Price”). However, in the event the common stock trades below $84,000 per share for more than five consecutive trading days, then the September Fixed Price becomes $54,000 per share. In the event of default under such note, such conversion price was equal to 65% of the lowest trading price of the common stock as reported on the OTC markets or other exchange for the ten prior trading days, including the day upon which a notice of conversion is received by the Company. Such note was subject to 4.99% beneficial ownership limitations. Such note was fully converted during fiscal year 2024.

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

The maturity date of the GS Capital Note was February 23, 2024. The GS Capital Note bore an interest at a rate of 8% per annum and was increased to 24% due to the event of a default, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note became payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note was equal to $2,400 per share, provided that the fixed price will be reduced to $1,200 per share in the event that the market price of the Common Stock trades below $1,800 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price was lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price was subject to re-adjustment every thirty calendar days during the period in which the Company remained in default. The August 23, 2023 GS Capital Note was fully converted in July 2024.

October 12, 2023 Securities Purchase Agreement

On October 12, 2023, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, pursuant to which GS Capital purchased a convertible redeemable note from the Company in the aggregate principal amount of $61,000, such principal and the interest thereon were convertible into shares of the Company’s common stock at the option of GS Capital. The GS Capital Note contained a $3,500 original issue discount. Pursuant to the terms of the GS Purchase Agreement, the Company paid GS Capital’s legal fees of $2,500. The Company used the net proceeds from the GS Capital Note for general working capital purposes.

The maturity date of the GS Capital Note was April 12, 2024 and was in default. The GS Capital Note bore interest at a rate of 8% per annum and was increased to 24% due to the event of a default, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note became payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note was equal to $900 per share (the “Fixed Price”), provided that the Fixed Price will be reduced to $600 per share in the event that the market price of the Common Stock trades below $450 per share for ten consecutive trading days. In the event of a default under the Note and unless the Fixed Price was lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price was subject to re-adjustment every thirty calendar days during the period in which the Company remained in default. The October 12, 2023 GS Capital Note was fully converted in August 2025.

April 12, 2024 Securities Purchase Agreement

On April 12, 2024, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, pursuant to which GS Capital purchased a convertible redeemable note from the Company in the aggregate principal amount of $27,500, such principal and the interest thereon were convertible into shares of the Company’s common stock at the option of GS Capital. The GS Capital Note contained a $2,500 original issue discount. The Company used the net proceeds from the GS Capital Note for general working capital purposes.

The maturity date of the GS Capital Note was October 12, 2024 and was in default. The GS Capital Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note became payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note was equal to $102 per share, provided that the fixed price will be reduced to $60 per share in the event that the market price of the Common Stock trades below $84 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price was lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price was subject to re-adjustment every thirty calendar days during the period in which the Company remained in default. The April 12, 2024 GS Capital Note was fully converted in August 2025.

August 2, 2024 Securities Purchase Agreement

On August 2, 2024, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, pursuant to which GS Capital purchased a convertible redeemable note from the Company in the aggregate principal amount of $33,000, such principal and the interest thereon were convertible into shares of the Company’s common stock at the option of GS Capital. The GS Capital Note contained a $3,000 original issue discount. The Company used the net proceeds from the GS Capital Note for general working capital purposes.

The maturity date of the GS Capital Note was February 2, 2025 and was in default. The GS Capital Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note became payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note was equal to $102 per share, provided that the fixed price will be reduced to $60 per share in the event that the market price of the Common Stock trades below $84 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price was lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price was subject to re-adjustment every thirty calendar days during the period in which the Company remained in default. The August 2, 2024 GS Capital Note was fully repaid in August 2025.

September 20, 2024 Securities Purchase Agreement

On September 20, 2024, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, pursuant to which GS Capital purchased a convertible redeemable note from the Company in the aggregate principal amount of $33,000, such principal and the interest thereon were convertible into shares of the Company’s common stock at the option of GS Capital. The GS Capital Note contained a $3,000 original issue discount. The Company used the net proceeds from the GS Capital Note for general working capital purposes.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

The maturity date of the GS Capital Note was March 20, 2025 and was in default. The GS Capital Note shall bore interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note became payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note was equal to $18 per share, provided that the fixed price will be reduced to $6 per share in the event that the market price of the Common Stock trades below $18 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price was lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price was subject to re-adjustment every thirty calendar days during the period in which the Company remained in default. The September 20, 2024 GS Capital Note was fully repaid in August 2025.

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

June 30, 2025 and 2024

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

The above GS Capital notes were bifurcated from the embedded conversion option which was recorded as derivative liabilities at fair value (see Note 12).

During the first 60 to 180 days following the date of the above GS Capital notes, the Company has the right to prepay the principal and accrued but unpaid interest due under all of the above notes issued to GS Capital, together with any other amounts that the Company may owe GS Capital under the terms of the notes, at a premium ranging from 110% to 125% of the principal amount and interest of such note. After this initial 180-day period, the Company does not have a right to prepay such notes.

Upon the occurrence and during the continuation of certain events of default, interest accrues at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. In the event that the Company fails to deliver to GS Capital shares of common stock issuable upon conversion of principal or interest under all of the above GS Capital notes, the penalty becomes $250 per day for each day that the shares are not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty increases to $500 per day beginning on the 10th day. In the event that the Company loses the bid price of its common stock on OTC markets, such GS Capital note does not incur penalty and instead the outstanding principal amount increases by 20%.

The total principal outstanding and accrued interest under all of the above GS Capital notes were $110,500 and $8,364, respectively, as of June 30, 2024, following conversion of $130,800 of the principal balance, $8,700 accrued interest (including $1,254 at default interest rate) and $3,832 conversion fees during the year ended June 30, 2024. During fiscal year 2024, an aggregate total of $110,500 of the above GS Capital notes were bifurcated with the embedded conversion option which were recorded as derivative liabilities at fair value as of June 30, 2024 (see Note 12).

The total principal outstanding and accrued interest under all of the above GS Capital notes were $252,650 and $23,676, respectively, as of June 30, 2025, following conversion of $54,850 of the principal balance and $4,365 accrued interest during the year ended June 30, 2025. During the year ended June 30, 2025, an aggregate total of $252,650 of the above GS Capital notes were bifurcated with the embedded conversion option which were recorded as derivative liabilities at fair value (see Note 12).

Four GS Capital notes with total principal amounts of $121,650 were in default and accrued a default interest rate at 24% per annum before such notes were fully converted or repaid in August 2025.

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

June 30, 2025 and 2024

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

As an additional inducement to Coventry entering into such agreement, the Company issued to Coventry 1 share of common stock on the issuance date of the Coventry Note, which was valued using the relative fair value method at $37,500 and recognized as debt discount to be amortized over the term of such note.

The Company failed to make the first installment payment due in March 2023 which is considered an event of default. The Company recorded a default penalty of $25,000 as additional principal as of June 30, 2023.

The total principal amount outstanding and accrued interest under all of the above Coventry note was $144,951 including the default penalty as of June 30, 2023 following conversion of $5,049 of the principal balance and $22,749 accrued interest during the year ended June 30, 2023. Accordingly, $561 of the put premium was released to additional paid in capital in respect of such purchase agreements with Coventry during the year ended June 30, 2023 following conversion of the principal balance.

In July 2023, the Company fully paid the remaining principal of $142,909 and accrued interest of $70 for a total of $142,979. The total principal amount outstanding and accrued interest under all of the above Coventry note was $0 following conversion of the principal balance of $2,043 and interest of $357 during the year ended June 30, 2024. Accordingly, $13,328 of the put premium was released to additional paid in capital in respect of such purchase agreements with Coventry during the year ended June 30, 2024 following conversion of the principal balance.

104 LLC Securities Purchase Agreement

March 5, 2024 Securities Purchase Agreement

Effective March 5, 2024, the Company entered into and closed a securities purchase agreement with 104 LLC (“104”), pursuant to which 104 agreed to purchase a convertible promissory note from the Company in the aggregate principal amount of $50,000, for a purchase price of $46,875, after an original issue discount of $3,125. The Company paid legal and financing costs of $7,500. The Company used the net proceeds therefrom for general working capital purposes. The maturity date of the note was March 1, 2025 and was in default. The note bore interest at a rate of eight percent (8%) per annum, which may be increased to sixteen percent (16%) in the event of a default. The March 5, 2024 104 note was fully converted in August 2025.

June 20, 2024 Securities Purchase Agreement

Effective June 20, 2024, Company entered into and closed a securities purchase agreement with 104 LLC, pursuant to which 104 agreed to purchase a convertible promissory note from the Company in the aggregate principal amount of $33,750, for a purchase price of $30,375, after an original issue discount of $3,375. The Company paid legal and financing costs of $5,200. The Company used the net proceeds therefrom for general working capital purposes. The maturity date of the note was June 20, 2025 and was in default. The note bore interest at a rate of eight percent (8%) per annum, which may be increased to sixteen percent (16%) in the event of a default. The June 20, 2024 104 note was fully converted in August 2025.

The principal and interest on the notes were convertible into shares of common stock of the Company at the option of 104 at any time following the issuance date of the notes (the “Conversion Shares”) at a price per share equal to 65% of the lowest closing trade price of the common stock during the ten (10) trading days prior to conversion (representing a discount of 35%). Notwithstanding the foregoing, such conversions were subject to a 4.99% beneficial ownership limitation and adjustments for mergers, consolidations, reorganizations and similar events set forth in the notes, other than a transfer or sale of all or substantially all Company assets. Pursuant to the notes, the Company was required to maintain an initial reserve of at least 500% of the number of conversion shares, subject to any increase of such reserved amount to reflect the Company’s obligations under the notes. The above 104 notes were treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $45,096 was recorded as a put premium during the year ended June 30, 2024.

During the first 60 days following the date of the notes, the Company had the right to prepay the principal and accrued but unpaid interest due under the notes, at a one hundred ten percent (110%) premium of the face amount plus accrued and unpaid interest, which increases to (i) one hundred fifteen percent (115%) if prepaid after 60 days, but less than 91 days from the issuance date, (ii) one hundred twenty percent (120%) if prepaid after 90 days, but less than 121 days from the issuance date, (iii) one hundred twenty five percent (125%) if prepaid after 120 days, but less than 181 days from the issuance date. After this initial 180-day period, the Company does not have a right to prepay the notes.

The 104 notes contained certain events of default, including failure to pay principal and interest when due, failure to timely issue the conversion shares, failure to maintain the listing of the common stock on at least one of the OTC markets (which specifically includes the quotation platforms maintained by the OTC Markets Group) or an equivalent replacement exchange, failure to comply with its reporting requirements with the U.S. Securities and Exchange Commission, a breach of certain covenants in the purchase agreement, default by the Company under any other note issued to the investor, as well as certain customary events of default set forth in the notes, including, among others, breach of covenants, representations or warranties, insolvency, bankruptcy, and liquidation. Upon an event of default, the notes became immediately due and payable by the Company. Upon the occurrence of any event of defaults, these notes shall be immediately due and payable in an amount equal to 150% default percentage multiplied by the sum of the outstanding principal balances plus accrued interest and default interest.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

The total principal amount outstanding under all of the above 104 financing agreements was $83,750 and accrued interest was $1,429 as of June 30, 2024.

The Company recorded a total default penalty of $41,563 as additional principal as of June 30, 2025. The total principal amount outstanding and accrued interest under all of the above 104 notes was $124,688 including the default penalty and accrued interest of $9,093 as of June 30, 2025, following conversion of $625 of the principal balance and $4,000 accrued interest during the year ended June 30, 2025.

Two 104 notes with total principal amounts of $124,688 were in default and accrued a default interest rate at 16% per annum before such notes were fully converted in August 2025.

Geebis Consulting Purchase Agreement

December 13, 2024 Securities Purchase Agreement

On December 13, 2024, the Company entered into a securities purchase agreement with Geebis Consulting, LLC (“Geebis”), pursuant to which Geebis purchased a convertible redeemable note from the Company in the aggregate principal amount of $22,000, such principal and the interest thereon were convertible into shares of the Company’s common stock at the option of Geebis. The Geebis note contained a $2,000 original issue discount. The Company used the net proceeds from the Geebis note for general working capital purposes.

The maturity date of the Geebis note was June 15, 2025 and was in default. The Geebis note shall bore interest at a rate of 8% per annum, which interest may be paid by the Company to Geebis in shares of common stock but shall not be payable until the Geebis note became payable, whether at the Maturity Date or upon acceleration or by prepayment. The Geebis note was exchangeable for an equal aggregate principal amount of note of different authorized denominations, as requested by Geebis surrendering the same. The initial conversion price for the Geebis note was equal to $18 per share, provided that the fixed price will be reduced to $6 per share in the event that the market price of the common stock trades below $18 per share for five consecutive trading days. In the event of default, the conversion price shall be equal to the lowest trading price of the common stock on which the Company’s shares were then traded or any exchange upon which the common stock may be traded in the future. Notwithstanding the foregoing, such conversions were subject to a 4.99% beneficial ownership limitation and adjustments for mergers, consolidations, reorganizations and similar events set forth in the note, other than a transfer or sale of all or substantially all Company assets. Pursuant to the note, the Company was required to maintain an initial reserve of at least 500% of the number of conversion shares, subject to any increase of such reserved amount to reflect the Company’s obligations under the note.

Additionally, the conversion price of the Geebis note will be adjusted in favor of the note holder if the Company issues securities with more favorable conversion terms. The effective conversion price of the outstanding Geebis note was 60% (representing a 40% discount) of the market price, which was the lowest closing bid prices of the common stock for the ten trading days immediately prior to the delivery of a notice of conversion. The above Geebis note was bifurcated from the embedded conversion option which was recorded as derivative liabilities at fair value (see Note 12).

During the first 60 to 180 days following the date of the above Geebis note, the Company had the right to prepay the principal and accrued but unpaid interest due under all of the above notes issued to Geebis, together with any other amounts that the Company may owe Geebis under the terms of the note, at a premium ranging from 110% to 125% of the principal amount and interest of such note. After this initial 180-day period, the Company does not have a right to prepay such notes.

Upon the occurrence and during the continuation of certain events of default, interest accrued at a default interest rate of 24% per annum or, if such rate was usurious or not permitted by current law, then at the highest rate of interest permitted by law. In the event that the Company failed to deliver to Geebis shares of common stock issuable upon conversion of principal or interest under all of the above Geebis note, the penalty became $250 per day for each day that the shares were not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty increased to $500 per day beginning on the 10th day. In the event that the Company loss the bid price of its common stock on OTC markets, such Geebis note does not incur penalty and instead the outstanding principal amount increases by 20%.

In February 2025, the Company repaid $8,000 of the principal amount. The total principal outstanding and accrued interest under all of the above Geebis note was $14,000 and $1,348, respectively, as of June 30, 2025. As of June 30, 2025, an aggregate total of $14,000 of the above Geebis note was bifurcated with the embedded conversion option which was recorded as derivative liabilities at fair value as of June 30, 2025 (see Note 12).

The Geebis note with principal amount of $14,000 was in default and accrued a default interest rate at 24% per annum before such note was fully converted in August 2025.

Outstanding convertible notes in default

Eight outstanding convertible notes for total principal amount of $364,798 with maturity dates between April 2024 and June 2025 were in default as of June 30, 2025 before these six convertible notes were fully converted and two convertible notes were fully repaid in August 2025.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

Amortization of debt discounts

The Company recorded $244,000 and $232,700 of debt discounts related to the above note issuances during the years ended June 30, 2025 and 2024, respectively. The Company recorded $0 and $279,711 of put premiums related to the above note issuances during the years ended June 30, 2025 and 2024, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the years ended June 30, 2025 and 2024 was $303,563 and $294,005, respectively.

The Company reclassified $10,229 and $246,254 in put premiums to additional paid in capital following conversions during the years ended June 30, 2025 and 2024, respectively.

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

On November 23, 2010, the Company was incorporated in the state of Delaware. In January 2011, the Company acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis with Propanc PTY LTD becoming a wholly owned subsidiary of the Company. As a result of these transactions, the Company is subject to the income tax laws of both the United States and Australia for the years ended June 30, 2014 through June 30, 2025.

The reconciliation of income tax expense computed at the U.S. federal statutory rate of 21% to the income tax provision for the years ended June 30, 2025 and 2024 is as follows:

	Year Ended
	June 30, 2025%		June 30, 2024%
Loss before Income taxes	$(58,923,300)		(1,820,528)

Taxes under statutory US tax rates	$(12,373,893)	21%	$(393,732)	0.7%
Increase (decrease) in valuation allowance	12,383,827	(21)%	306,682	(0.5)%
Foreign tax rate differential	(54,939)	0.1%	(55,358)	0.1%
Prior period adjustment	(47,566)	0.1%	76,194	(0.1)%
Other	92,571	(0.2)%	66,214	(0.1)%
Income tax (expense) benefit	$-	0%	$-	0%

The Company reflects a tax benefit on its consolidated statement of operations and comprehensive income (loss) in 2025 and 2024 of $0 and $129,132, respectively. These amounts are research and development tax credits and are not considered income tax.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Year Ended
	June 30, 2025	June 30, 2024
Deferred tax assets
Warrant Derivative Liability	$468,457	$513,071
Accrued Expenses	614,493	559,723
Prepaid Investor Services	582,409	551,796
Non-cash interest	817,536	817,536
Intangibles (Intellectual Property and Patent Cost)	367,347	351,144
Deferred Rent	4,114	4,492
Formation Expense	6,553	6,553
Net Operating Loss carryforward	25,483,996	9,075,029
Gain on extinguishment of debt	102,604	97,992
Stock Based Compensation	-	84,028
Total Deferred tax assets	$28,447,509	$12,061,364

Deferred tax liabilities
Research and Development	$(202,718)	$(170,435)
Stock Based Compensation	(3,960,547)	-
Foreign Exchange Loss (OCI)	(39,379)	(39,379)
Capital Raising Costs	(398,746)	(389,258)
Total deferred tax liabilities	$(4,601,390)	$(599,072)

Net deferred tax assets	$23,846,119	$11,462,292
Valuation allowance	(23,846,119)	(11,462,292)
Net deferred tax assets	$-	$-

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

At June 30, 2025, the Company had U.S. net operating loss carry forwards of $87,182,865 that may be offset against future taxable income, subject to limitation under IRC Section 382. At June 30, 2025, the Company had Australia net operating loss carry forwards of approximately $28,702,379 which can be carried forward without expiration. No tax benefit has been reported in the June 30, 2025 and 2024 consolidated financial statements due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of June 30, 2025 and 2024, respectively.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statement of operations. As of June 30, 2025, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended June 30, 2025 and 2024. The Company did not recognize any interest or penalties during fiscal 2025 or 2024 related to unrecognized tax benefits.

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

Of the total preferred shares authorized, 500,000 had been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation for the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on December 9, 2014. There were no shares of Series A Preferred Stock issued and outstanding as of June 30, 2025 and 2024 for both periods.

Pursuant to a certificate of designation filed with the Secretary of State of the State of Delaware on June 16, 2015, five shares of preferred stock have been designated as Series B Preferred Stock, par value $0.01 per share, of the Company (“Series B Preferred Stock”). Each holder of shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of June 30, 2025 and 2024. Mr. Nathanielsz, the Company’s Chief Executive Officer, directly beneficially owns such one share of Series B Preferred Stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued during fiscal year 2025 and 2024.

Common Stock

Shares issued under the Equity Lines

Dutchess Capital Growth Fund LP (“Dutchess”)

On July 13, 2022, the Company issued 0.24 shares of its common stock at an average price per share of approximately $120,000, as a result of delivering one Dutchess Draw Down Notice to Dutchess. Consequently, the Company received gross aggregate proceeds of $24,711 from such Dutchess Draw Down Notice. The Company received $23,758 of a previously recorded subscription receivable during the year ended June 30, 2023.

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

Pursuant to the Equity Line Agreement, purchases of Shares cannot occur unless and until certain conditions are met, including but not limited to, the SEC declaring the Registration Statement effective, and the maximum number of Shares that may be purchased pursuant to a Drawdown Notice cannot exceed the lesser of (i) 200% of the average daily traded value of the Common Stock during the five (5) business days immediately preceding a Drawdown Notice or (ii) $200,000; provided that in no event may a Drawdown Notice be for less than $5,000, exceed 875 Shares or cause the Investor’s ownership to exceed 4.99% of the outstanding number of shares of Common Stock immediately prior to the issuance of such Shares. The actual amount of proceeds that the Company will receive in connection with each Drawdown Notice is determined under the Equity Line Agreement by multiplying the number of Shares to be sold by the applicable purchase price per share, which is equal to 85% of the lowest traded price of the Common Stock during the 7 business days immediately following the Clearing Date, less Clearing Costs (as each such term is defined in the Equity Line Agreement).

On December 13, 2023, the Company issued 23 shares of its common stock at an average price per share of approximately $360, as a result of delivering one draw down notice to the Investor for a subscription receivable of $8,822. The Company collected the subscription receivable of $8,822 in January 2024.

On February 20, 2024, the Company issued 29 shares of its common stock at an average price per share of approximately $78, as a result of delivering one draw down notice to the Investor for $2,260.

On June 11, 2024, the Company issued 263 shares of its common stock at an average price per share of approximately $48 as a result of delivering one draw down notice to the Investor for $11,975.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

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

The maximum number of shares of common stock requested to be purchased pursuant to any single Coventry Draw Down Notice cannot exceed the lesser of (i) 200% of the average daily traded value of the common stock during the 10 business days immediately preceding the Coventry Draw Down Notice, (ii) $250,000 or (iii) an amount that would cause Coventry’s beneficial ownership to exceed 9.99% of the outstanding number of shares of common stock immediately after giving effect to the issuance of the Coventry Draw Down Notice. During the years ended June 30, 2025 and 2024, the Company has not received a Coventry Draw Down Notice.

Shares issued for exercise of warrants

During the year ended June 30, 2024, the Company issued an aggregate of 105 shares of common stock from the alternate cashless exercise of 0.000001 Series A warrants with an original exercise price of $12,000,000,000 and alternate cashless exercise price of $60 or the par value of common stock.

The Alternate Cashless Exercise provision, for a cashless conversion at the holder’s option, is available should the trading price of the Company’s common stock fall below $12,000,000 per share calculated based on the difference between the exercise price of the Series A Warrant and 70% of the market price. The Company recognized the value of the effect of a down round feature in such warrants when triggered. Upon the occurrence of the triggering event that resulted in a reduction of the strike price, the Company measured the value of the effect of the feature as the difference between the fair value of the warrants without the down round feature or before the strike price reduction and the fair value of the warrants with a strike price corresponding to the reduced strike price upon the down round feature being triggered. Accordingly, the Company recognized deemed dividend of $0 and $192,960, during the years ended June 30, 2025 and 2024, respectively, and a corresponding reduction of income available to common stockholders upon the alternate cashless exercise of these warrants.

Shares issued for conversion of convertible debt

During the year ended June 30, 2024, the Company issued an aggregate of 7,433 shares of its common stock at average contractual conversion price of $78, as a result of the conversion of principal of $531,654, interest of $28,829 and conversion fees $3,832 underlying certain outstanding convertible notes converted during the year.

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

From July 1, 2024 through March 2025, the Company issued an aggregate of 8,826 shares of its common stock at an average contractual conversion price of $12 as a result of the conversion of principal of $70,315, interest of $9,371 and conversion fees of $5,520 underlying certain outstanding convertible notes converted during the year.

Included in the above conversion during the year ended June 30, 2025, were principal aggregate amount of convertible notes of $54,850, accrued interest of $4,365 and conversion fees of $3,770 containing bifurcated embedded conversion option derivatives which were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $154,154, resulting in a loss on extinguishment at the time of conversion of $91,169 and $73,640 of derivative liability fair value and was recorded as a gain on extinguishment at the time of conversion, resulting in a net loss of $17,529 which is included in gain (loss) on extinguishment of debt in the accompanying consolidated statements of operations.

The Company reclassified $10,229 from put premium liabilities to additional paid in capital following conversions and repayment during the year ended June 30, 2025.

The Company has 117,720 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at June 30, 2025.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

Shares issued for services rendered

On August 12, 2024, the Company entered into a consulting agreement with two consultants to provide investor relation services from August 12, 2024 to October 12, 2024 for a total fee of $7,500 for each consultant. In August 2024, the Company issued an aggregate of 250 shares of common stock to the consultants related to this consulting agreement. Those shares were valued at approximately $60 per share or $15,000, being the closing price of the stock on the date of grant to such consultants. During the year ended June 30, 2025, the Company recorded stock-based compensation of $15,000.

On March 3, 2025, the Company issued an aggregate of 8,555,500 shares of common stock to certain officers, employees, directors and consultants for services rendered. Those shares were valued at approximately $6 per share or $51,333,000, being the closing price of the stock on the date of grant. During the year ended June 30, 2025, the Company recorded stock-based compensation of $51,333,000.

Shares issued for prepaid services

Between January 9, 2025 and March 23, 2025, the Company issued an aggregate of 2,025,000 shares of fully vested, non-forfeitable common stock to various consultants for consulting, investor relations and business advisory services with service terms ranging from 6 months to three years. Those shares were valued at a weighted average price of approximately $12 (ranging from $7 to $15) or $23,881,110, being the closing prices of the stock on each respective date of grants. During the year ended June 30, 2025, the Company recorded stock-based compensation of $4,621,230. At June 30, 2025, the Company recorded prepaid expense – current portion of $8,334,046 and prepaid expense – long-term portion of $10,925,835 to be amortized over the terms of the respective agreements.

Shares issued in connection with Debt Exchange Agreements

Between January 5, 2025 and March 5, 2025, the Company issued an aggregate of 51,000 shares of common stock to certain vendors in exchange for payment of outstanding balance of accounts payable of $129,354 pursuant to debt exchange agreements. Those shares were valued at a weighted average price of approximately $9 (ranging from $7 to $13) or $437,500, being the closing prices of the stock on each respective date of grants. Common stock issuable of 7,750 shares shall be issued due to the reduced offering price provision as defined in the debt exchange agreement to such vendor. Accordingly, the fair market value of the shares issued and issuable was $468,500, resulting in a loss on extinguishment of debt at the time of exchange of $339,146 during the year ended June 30, 2025.

On January 23, 2025, the Company entered into a Debt Exchange with the former director and issued 30,000 shares of common stock in exchange for the total outstanding loan of $74,395. Those shares were valued at approximately $13 per share or $375,000, being the closing price of the stock on the date of grant to the former director. Accordingly, the fair market value of the shares issued was $375,000, resulting in a loss on extinguishment of debt at the time of exchange of $300,605 during the year ended June 30, 2025.

On February 5, 2025, the Company entered into debt exchange agreements with the two investors and issued an aggregate of 30,000 shares of common stock in exchange for the total outstanding loan including accrued interest of $86,248. Those shares were valued at $10 per share or $300,000, being the closing price of the stock on the date of grant to the two investors. Accordingly, the fair market value of the shares issued was $300,000, resulting in a loss on extinguishment of debt at the time of exchange of $213,752 during the year ended June 30, 2025.

Shares issued in connection with a Warrant Exchange Agreement

On March 3, 2025, the Company issued 900,000 shares of common stock to an investor in exchange for all the existing warrants (the “Warrant Exchange Warrants”) that included an alternate cashless exercise provision held by the investor pursuant to a Warrant Exchange Agreement. The fair value of the surrendered Exchange Warrants exceeded the fair value of the 900,000 shares of common stock issued. Accordingly, there was no deemed dividend recorded in connection with the Warrant Exchange Agreement. The fair value of the 900,000 shares of common stock issued was $6 per share or $5.4 million based on the quoted trading price on the exchange date.

Restricted Stock Units

Pursuant to employment agreements dated in May 2019, the Company granted de minimis restricted stock unit (after the Reverse Stock Split) to the Company’s Chief Executive Officer and Chief Scientific Officer. Such restricted stock units are subject to vesting terms as defined in the employment agreements. Such restricted stock units were valued at the fair value of approximately $497,240 based on the quoted trading price on the date of grant. There were $248,620 unrecognized restricted stock units expense as of June 30, 2025 and 2024. A de minimis amount of unvested restricted stock units which are subject to various performance conditions have not yet been met and have not yet vested as of June 30, 2025 to which the above amount of $248,620 relates to.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

Stock Options

A summary of the Company’s stock option activity during the years ended June 30, 2025 and 2024 is presented below:

		Weighted
	Number of	Average
	Options	Price Per Share
Outstanding at June 30, 2023	0.000001	$271,980,000,000
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2024	0.000001	$271,980,000,000
Issued	-	-
Exercised	-	-
Expired	-	-
Outstanding at June 30, 2025	0.000001	$271,980,000,000

Exercisable at June 30, 2025	0.000001	$271,980,000,000
Outstanding and Exercisable:

Weighted average remaining contractual term	3.87
Weighted average fair value of options granted during the year	$-
Aggregate intrinsic value	$-

On the Effective Date, the Company’s board of directors approved and adopted the Company’s 2019 Equity Incentive Plan (the “2019 Plan”), which reserves a total of 1 share of the Company’s common stock for issuance under the 2019 Plan. Incentive awards authorized under the 2019 Plan include, but are not limited to, incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units.

During the years ended June 30, 2025 and 2024, the Company recognized stock-based compensation of $0 for both periods. There was $0 of unvested stock options expense as of June 30, 2025. No stock options were granted during the years ended June 30, 2025 and 2024.

Stock Warrants

The following table summarizes common stock warrant activity for the years ended June 30, 2025 and 2024:

		Weighted
	Number of	Average
	Warrants	Price Per Share
Outstanding at June 30, 2023	0.06	$326,400,000
Issued	250	600
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at June 30, 2024	250	$1.24
Issued	-	-
Exercised	-	-
Cancelled*	-	-
Expired	-	-
Outstanding at June 30, 2025	250	$0.01

Exercisable at June 30, 2025	250	$0.01
Outstanding and Exercisable:

Weighted average remaining contractual term	1.01
Aggregate intrinsic value	$1,035

*	On March 3, 2025, the Company cancelled all the existing warrants (0.0002 Series A warrants, 0.0003 Series B warrants, and 0.0008 Series C warrants) held by an investor pursuant to a Warrant Exchange Agreement (see above).

In connection with the issuance of shares on April 3, 2020, the Company closed on a transaction related to a Securities Purchase Agreement (the “Securities Purchase Agreement”) entered into on March 30, 2020, whereby an investor purchased from the Company, 0.0001 units, each consisting of (i) 0.0001 shares of the Company’s common stock, or pre-funded warrants upon investor’s election due to the 4.99% blocker provision and (ii) 0.00003 warrants to purchase one share of Common Stock (“Series A Warrants”, and collectively with the Common Stock the “Units”). In addition to the Units, the investor was issued 0.001 warrants to purchase one share of Common Stock (the “Series B Warrants”) and an additional 0.001 warrants to purchase one share of Common Stock, subject to a vesting schedule (the “Series C Warrants” and, together with the Prefunded Warrants, the Series A Warrants, and the Series B Warrants, the “Warrants”). Due to the Beneficial Ownership Limitation, the Company granted 0.0002 Prefunded Warrants with exercise price of $6,000,000 (but can be less than par value). The Prefunded Warrants were exercisable immediately and expired when exercised in full. (See shares issued in connection with a Warrant Exchange Agreement noted above)

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

Series A Warrants

Pursuant to the Securities Purchase Agreement entered into March 20, 2020 as discussed above, the investor purchased Series A Warrants to purchase up to 0.0002 shares of Common Stock, subject to adjustment as provided therein. The Series A Warrants had a cash exercise price of $12,000,000,000 per share and were immediately exercisable and expired in 3 years (see extension noted below). The Series A Warrants contained a provision for cashless exercise in the event there was no effective registration statement registering the shares underlying the Series A Warrants calculated based on the difference between the exercise price of the Series A Warrant and the trading price of the stock (the “Cashless Exercise”). Additionally, the Series A Warrants contained a provision for a cashless conversion at the Holder’s option should the trading price of the Common Stock fall below $12,000,000,000, per share calculated based on the difference between the exercise price of the Series A Warrant and 70% of the Market Price, as defined therein (the” Alternate Cashless Exercise”). The Alternate Cashless Exercise price was $0.001 or the par value. See above “Shares issued for exercise of warrants” for discussion of deemed dividend related to alternate cashless exercise.

Series B Warrants

Pursuant to the Securities Purchase Agreement entered into March 20, 2020 as discussed above, the investor purchased Series B Warrants to purchase up to 0.001 shares of Common Stock, subject to adjustment as provided therein; provided, however, commencing on the 90th day following the effective date, the Company may reduce the number of Warrant Shares issuable upon exercise thereof by 38 upon 10 Trading Days’ prior written notice to the Holder provided that the Company issues to the Holder 0.0001 shares of Common Stock (or, at the election of the Holder, an equivalent number of pre-funded warrants) and Series A Warrants to purchase up to 0.0001 shares of Common Stock, which shares shall be issued pursuant to a registration statement without restrictions on resale. The Series B Warrants had a cash exercise price of $2,400,000,000 per share and expired in 3 years (see extension noted below). The Series B Warrants contained a provision for Cashless Exercise.

Series C Warrants

Pursuant to the Securities Purchase Agreement entered into March 20, 2020 as discussed above, the investor purchased Series C Warrants to purchase up to 0.001 shares of Common Stock, subject to adjustment as provided therein and expired in 3 years (see extension noted below). The Series C Warrants had a cash exercise price of $12,000,000,000 per share, subject to a vesting schedule, which was based on such Holder’s exercise of the Series B Warrants (warrants shall be exercisable ratably upon exercise of Series B Warrants). The Series C Warrants contained provisions for Cashless Exercise and Alternate Cashless Exercise. See above “Shares issued for exercise of warrants” for discussion of deemed dividend related to alternate cashless exercise.

Letter Agreement to Extend Termination Dates.

On March 8, 2023, the Company agreed with the holder of Series B Warrants (the “Holder”) pursuant to a letter agreement to exercise up to $250,000 of Series B Warrants currently held as follows:

1.	Effective upon the execution of such letter agreement, the Holder will exercise 0.0001 Series B Warrants for an aggregate exercise price of $150,000, or 0.0001 shares of common stock (the “Existing Warrants”) and;

2.	Within 5 business days’ written notice to the Holder from the Company of receipt of approval by the Financial Industry Regulatory Authority, Inc. (“FINRA”) of the Company’s next anticipated reverse stock split, an additional $100,000 of Series B Warrants for 0.0001 shares of common stock.

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

In accordance with ASC 815-40-35-17(c), the effect of a modification or an exchange of an equity classified freestanding written call option was measured as the difference between the fair value of the modified instrument and the fair value of that instrument immediately before it was modified. The Company recognized the effect of the modifications of the warrants above that was directly attributable to an actual equity offering as an equity issuance cost which amount was not material. The modified warrants were determined to be equity classified, accordingly, the incremental fair value and equity issuance cost were both recognized in additional paid in capital and therefore, there was no effect in equity and such value is de minimis.

On March 3, 2025, the Company issued 900,000 shares of common stock to the investor in exchange for all the Existing Warrants (the “Exchange Warrants”) that included an alternate cashless exercise provision held by the investor pursuant to a Warrant Exchange Agreement. The fair value of the surrendered Exchange Warrants exceeded the fair value of the 900,000 shares of common stock issued. Accordingly, there was no deemed dividend recorded in connection with the Warrant Exchange Agreement. The fair value of the 900,000 shares issued was $6 per share or $5.4 million based on the quoted trading price on the exchange date.

Warrants Granted to Lender – Related Party

July 5, 2023, the Company and an institutional investor affiliated with one of our directors, Josef Zelinger, entered into a letter agreement, pursuant to which such investor loaned the Company an aggregate of $230,000 AUD ($153,256 USD). Pursuant to such agreement, the term of such loan is three (3) years, ending on July 5, 2026, with an interest rate of 10% to be paid monthly in arrears. In connection with such loan, the Company issued 250 warrants to purchase common stock to such investor immediately exercisable at an initial exercise price of $600 per share (subject to certain adjustments such as stock dividend, stock splits, subsequent right offering and pro-rata distribution) with an expiry date of July 5, 2026. The Company accounted for the 250 warrants issued with this loan payable by using the relative fair value method. The total debt discount which is equivalent to the relative fair value of the warrants of $141,084 using a Black-Scholes model with the following assumptions: stock price at valuation date of $7,140 based on the closing price of common stock at date of grant, exercise price of $600, dividend yield of zero, expected term of 3.00, a risk-free rate of 4.59%, and expected volatility of 268% and was recorded to additional paid in capital (see Note 5).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

Exercise of Warrants

During the year ended June 30, 2024, the Company issued an aggregate of 105 shares of common stock from the alternate cashless exercise of 0.000001 Series A warrants with an original exercise price of $12,000,000,000 and alternate cashless exercise price of $60 or the par value of common stock.

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

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure on the June 30, 2025 and 2024 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

As of June 30, 2025 and 2024, the Company has $51,468 and $47,531, respectively, balance due to the University for unreimbursed lab fees, which are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. As of June 30, 2025 and 2024, there are no royalty fees owed to the University.

Consulting Agreements

On May 4, 2024, the Company entered into an Engagement Agreement (the “Agreement”) with EF Hutton LLC (the “Consultant”) which will act as an exclusive lead underwriter, financial advisor, placement agent and investment banker of the Company, whereby the Consultant will assist the Company to a public offering and uplisting of the Company’s equity, debt or equity derivative instruments. The engagement period shall end on the earlier of i) 12 months from the date of this agreement or ii) the final closing if any of the offering. The Consultant will prepare an Underwriting Agreement (the “Underwriting Agreement”) covering the sale of up to $15 million of equity, equity derivatives, and equity linked instruments of the Company. The Company shall pay compensation for:

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

The Company will be responsible for and will pay all expenses relating to the offering as defined in the Agreement. Additionally, the Company will provide an expense advance (the “Advance”) to the Consultant of $50,000, of which $25,000 was payable upon the execution of the Agreement and $25,000 of which is payable upon the initial filing of a registration statement. The Company paid $25,000 in May 2024 which was recorded as deferred offering cost as of June 30, 2025 and 2024 for both periods. During the year ended June 30, 2025 and 2024, EF Hutton did not close any offering and the Company engaged another underwriter for an Offering that closed in August 2025.

On August 14, 2025, the Company entered into an underwriting agreement with D. Boral Capital, LLC, as representative (the “Representative”) of the underwriters (the “Underwriters”) in connection with a public offering of the Company’s common stock, par value $0.001 (the “Common Stock”). The Underwriting Agreement provides for the offer and sale of 1,000,000 shares of Common Stock at a price to the public of $4.00 per share (the “Offering”). In connection therewith, the Company agreed to issue to the Representative, warrants to purchase 30,000 of shares of common stock at a price equal $4.00 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, from February 15, 2026 through August 15, 2030 and contain provisions for cashless exercise. The Company also granted the Underwriters an overallotment option for a period of 45 days to purchase up to an additional 150,000 shares of common stock. The Offering was made pursuant to a Registration Statement on Form S-1 and a related prospectus filed with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on August 13, 2025. The Underwriting Agreement includes customary representations, warranties and covenants by the Company. It also provides that the Company will indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended or contribute to payments the Underwriter may be required to make because of any of those liabilities.

The Company accrued $115,000 for services rendered by the Underwriters as of June 30, 2025 which was recorded as deferred offering cost. No payment was made during the year ended June 30, 2025. The Company paid the underwriting expenses in August 2025 upon closing of the Offering (see Note 13).

Operating Leases – Related Party

On May 4, 2022, the Company entered in a three-year lease agreement with North Horizon Pty Ltd., a related party, for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes. On May 4, 2022, the Company recorded right-of-use assets $66,201 and total lease liabilities of $66,201 based on an incremental borrowing rate of 8%.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

On May 4, 2025, the Company entered in a one-year lease agreement with North Horizon Pty Ltd., a related party, for a monthly rent of $3,300 AUD or $2,127 USD (depending on exchange rate) per month plus taxes with an option to renew the lease for an additional two-year term. On May 4, 2025, the Company recorded right-of-use assets of $62,126 and total lease liabilities of $62,126 based on an incremental borrowing rate of 12%.

ROU is summarized below:

	June 30, 2025	June 30, 2024
Office lease	$128,327	$66,201
Less: accumulated amortization	(68,914)	(48,402)
Right-of-use asset, net	$59,413	$17,799

Operating Lease liabilities are summarized below:

	June 30, 2025	June 30, 2024
Office lease	$128,327	$66,201
Reduction of lease liability	(68,914)	(46,839)
Less: office lease, current portion	(17,664)	(19,362)
Long term portion of lease liability	$41,749	$-

Remaining future minimum lease payments under non-cancelable operating lease at June 30, 2025 are as follows:

Fiscal Year 2026	$23,853
Fiscal Year 2027	25,045
Fiscal Year 2028	21,734
Imputed interest	(11,219)
Total operating lease liability	$59,413

The weighted average remaining lease term for the operating lease is 2.77 years as of June 30, 2025.

NOTE 10 – RELATED PARTY TRANSACTIONS AND BALANCES

Since its inception, the Company has conducted transactions with its directors and entities related to such directors.

These transactions have included the following:

As of June 30, 2025 and 2024, the Company owed its former director a total of $0 and $29,759, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property. Additionally, as of June 30, 2025 and 2024, the Company owed its former director a total of $0 and $49,528, respectively, for money loaned to the Company, throughout the years. On January 23, 2025, the Company entered into a Debt Exchange with the former director and issued 30,000 shares of common stock in exchange for the total outstanding loans of $74,395 (see Note 4).

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease had a five-year term and provided for annual rental payments of $39,600 AUD or $28,325 USD, which includes $3,600 AUD or $2,575 USD of goods and service tax for total payments of $198,000 AUD or $141,629 USD during the term of the lease. Such lease expired in May 2021 and was renewed for another one-year term from May 2021 to May 2022. On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd. for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes (See Note 9). As of June 30, 2025 and 2024, total rent payable of $200,402 AUD ($131,684 USD) and $194,129 AUD ($129,930 USD), respectively, was included in accrued expenses in the accompanying consolidated balance sheet. Rent expense under those lease was $34,150 and $34,150 in fiscal 2025 and 2024, respectively and reflected as occupancy expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

Loans payable - Related Party (see Note 5)

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

Between November 2024 and December 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $15,000 AUD ($9,731 USD). These loans bear no interest and are payable on demand. The Company repaid $12,000 AUD of this loan on August 19, 2025.

Effective December 3, 2024, the Company entered into and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $175,000 AUD ($113,485 USD). The Company used the net proceeds for general working capital purposes. The term of the loan is four months or less (to be determined at the discretion of the Company), with $70,000 AUD was due on February 28, 2024 and $105,000 AUD was due on April 2, 2024. The loan bears an interest rate of 12% per annum and default interest rate of 18% per annum. Such loan is past due and currently in default.

In January 2025, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $25,000 AUD ($15,485 USD). This loan bore no interest and was payable on demand. The Company fully repaid this loan on August 19, 2025.

On April 12, 2025, the Company entered into and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $63,188 AUD ($39,625 USD). The Company used the net proceeds for general working capital purposes. The maturity date was on June 30, 2025. The loan bore an interest rate of 12% per annum and default interest rate of 18% per annum. The Company fully repaid this loan on August 19, 2025.

On June 13, 2025, the Company entered into and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $15,000 AUD ($9,675 USD). The Company used the net proceeds for general working capital purposes. The maturity date was on June 30, 2025. The loan bore an interest rate of 12% per annum and default interest rate of 18% per annum. The Company fully repaid this loan on August 19, 2025.

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

Employment and Services Agreements with Management

The Company and Mr. Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz’s employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement was scheduled to expire on February 25, 2019; however, the term of the Nathanielsz Employment Agreement automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of his or its intent not to renew. The Nathanielsz Employment Agreement continues in effect, as amended on October 26, 2022 (see below). The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually or $205,680 USD) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion. Pursuant to the Nathanielsz Employment Agreement, Mr. Nathanielsz is entitled to an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Company’s board of directors based upon the performance of the Company. On March 16, 2018, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $300,000 AUD ($205,680 USD) to $400,000 AUD ($274,240 USD), effective February 2018. On August 1, 2022, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $400,000 AUD ($309,313 USD) to $600,000 AUD ($414,900 USD), effective July 1, 2022.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive, part-time employee of the Company since October 2015. Effective February 1, 2018, Mrs. Nathanielsz receives an annual salary of $120,000 AUD ($80,904 USD) and is entitled to customary benefits.

Pursuant to a February 25, 2016 board resolution, James Nathanielsz was paid $4,481 AUD ($3,205 USD), on a monthly basis for the purpose of acquiring and maintaining an automobile which car allowance expired in August 2022. For the fiscal years ended June 30, 2025 and 2024, $6,866 USD and $$17,714 USD, respectively, was paid to Mr. Nathanielsz for vehicle related expenses.

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

A total of $25,000 AUD ($16,070 USD) in payments were made in respect of the bonuses during the year ended June 30, 2024. In January 2024, the Board approved a bonus of $150,000 AUD or $102,195 USD resulting in a remaining balance of $217,540 AUD ($141,118 USD) bonus payable as of June 30, 2024. In June 2025, the Board approved a bonus of $198,000 AUD or $130,106 USD resulting in a remaining balance of $415,540 AUD ($273,051 USD) bonus payable as of June 30, 2025 which was included in accrued expenses in the accompanying consolidated balance sheet.

Amended and Restated Employment Agreement

On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Mr. Nathanielsz for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD ($309,313 USD). Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase a de minimis share of common stock (the “Nathanielsz Options”), de minimis restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and an additional de minimis restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Board on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. The Nathanielsz Options and Additional Nathanielsz RSU’s are subject to vesting periods pursuant to the Employment Agreement. There are de minimis vested options and restricted stock units that are considered issuable as of June 30, 2025 and 2024.

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

Amended and Restated Employment Agreement

On May 14, 2019, the Company entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD ($41,580 USD). In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase a de minimis share of common stock (the “Kenyon Options”), a de minimis restricted stock units of the Company (the “Initial Kenyon RSUs”), and an additional de minimis restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan. The Kenyon Options have a term of 10 years from the date of grant. The Kenyon Options and Additional Kenyon RSU’s are subject to vesting periods pursuant to the Services Agreement. There are de minimis vested options and restricted stock units that are considered issuable as of June 30, 2025 and 2024.

As of June 30, 2025 and 2024, total accrued salaries of $202,000 AUD ($132,734 USD) and $148,000 AUD ($97,044 USD), respectively, were included in accrued expenses in the accompanying consolidated balance sheets.

Employee Benefit Liability

As of June 30, 2025 and 2024, total employee benefit liability of $667,901 and $639,371, respectively, consist of unpaid or unused annual leave and long service leave by Mr. Nathanielsz and Sylvia Nathanielsz, as reflected in the accompanying consolidated balance sheets.

Intercompany Loans

All intercompany loans were made by the parent to the Company’s subsidiary, Propanc PTY LTD, none of which has been repaid as of June 30, 2025. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment on the consolidated balance sheet as accumulated other comprehensive income.

NOTE 11 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through June 30, 2025.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

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

In fiscal 2025, the Company primarily relied on funding from five convertible debt lenders and received net proceeds after deductions of $46,200 for original issue discounts and debt issue costs from each of the five lenders of $160,000, $180,000, $125,000, $245,640 and $98,060, respectively, which represents approximately 18%, 20%, 14%, 28% and 11%, respectively, of total proceeds received by the Company during fiscal 2025.

Receivable Concentration

As of June 30, 2025 and 2024, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

In July 2020, a world-first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 85 granted, allowed, or accepted patents and 5 patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

Foreign Operations

As of June 30, 2025 and 2024, the Company’s operations are based in Camberwell, Australia; however, the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales, for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of June 30, 2025 and 2024, there has been no activity within this entity.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $291,650 (9 notes) and $110,500 (3 notes) of convertible debt, which were treated as derivative instruments outstanding at June 30, 2025 and 2024, respectively.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at June 30, 2025 was $4.15 per share. The volatility, expected remaining term, and risk-free interest rates used to estimate the fair value of derivative liabilities at June 30, 2025 and 2024 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the year ended June 30, 2025)	Initial Valuations (on new derivative instruments entered into during the year ended June 30, 2024)
Volatility	344-414%	323.40 – 333.45%
Expected remaining term	0.66-1.00	0.50
Risk-free interest rate	4.21-4.29%	5.42 - 5.55%
Expected dividend yield	None	None

	June 30, 2025	June 30, 2024
Volatility	413.55%	323.40%
Expected remaining term	0.01 - 0.95	0.01 - 0.28
Risk-free interest rate	4.21 – 4.45%	5.45 - 5.47%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model.

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025:

	Balance at June 30, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$403,892	$—	$—	$403,892
Total	$403,892	$—	$—	$403,892

The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2024:

	Balance at June 30, 2024	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$133,886	$—	$—	$133,886
Total	$133,886	$—	$—	$133,886

The following is a roll forward for the years ended June 30, 2025 and 2024 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2023	$423,209
Initial fair value of embedded conversion option derivative liability recorded as debt discount	150,000
Initial fair value of embedded conversion option derivative liability recorded as derivative expense	141,012
Gain on debt extinguishment	(263,798)
Change in fair value included in statements of operations	(316,537)
Balance at June 30, 2024	133,886
Initial fair value of embedded conversion option derivative liability recorded as debt discount	222,500
Initial fair value of embedded conversion option derivative liability recorded as derivative expense	333,596
Gain on debt extinguishment	(73,640)
Change in fair value included in statements of operations	(212,450)
Balance at June 30, 2025	$403,892

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

NOTE 13 – SUBSEQUENT EVENTS

Issuance of promissory note

On July 18, 2025, the Company entered into a promissory note agreement with an investor, pursuant to which the investor agreed to purchase a promissory note from the Company in the aggregate principal amount of $82,500, for a purchase price of $75,000. Such note is a non-convertible note. The Company intends to use the net proceeds therefrom for general working capital purposes. The maturity date of the note is September 15, 2025 and bears interest at a rate of 10% per annum and default interest rate of 18% per annum. Repayment of the note may occur as follows: (a) if the Company repays this note on or before August 18, 2025, then Company shall pay investor in cash the sum of one hundred percent (100%) of the sum of the outstanding principal amount of the note (the “Principal Amount”) at such time, all accrued interest unpaid at such time, and any other payment due; and (b) if the Company repays the note after August 18, 2025 and on or before September 18, 2025, then Company shall pay investor in cash the sum of one hundred twenty percent (120%) of the sum of the outstanding Principal Amount at such time, all accrued interest unpaid at such time, and any other payment due (the “Maximum Repayment Amount”) or (b) at such time as the Company and the investor may agree to effect repayment. The Company fully repaid this note in August 2025.

Issuance of convertible note

1800 Diagonal Lending

July 22, 2025 Securities Purchase Agreement

On July 22, 2025, the Company entered into and closed a securities purchase agreement 1800 Diagonal (the “Investor”), pursuant to which the Investor agreed to purchase a convertible promissory note from the Company in the aggregate principal amount of $112,350, for a purchase price of $107,000. The Company intends to use the net proceeds therefrom for general working capital purposes. The maturity date of the note is April 30, 2026, and bears interest at a rate of 10% per annum. Such principal and the interest thereon are convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after 180 days from the date of issuance. This note contains debt issue costs of $7,000. The conversion price for this note is equal to 75% (25% discount) of the market price which means the average of the lowest ten trading prices of the common stock for the ten trading days immediately prior to the delivery of a notice of conversion. The Company fully repaid this note in August 2025.

Loans Payable – Related Party

Between July 3, 2025 and August 14, 2025, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $110,000 AUD ($71,450 USD). These loans bore no interest and were payable on demand. The Company fully repaid these loans on August 19, 2025.

Underwriting Agreement and the Closing of Offering

On August 14, 2025, the Company entered into an underwriting agreement with D. Boral Capital, LLC, as representative of the underwriters in connection with a public offering of the Company’s common stock. The Underwriting Agreement provides for the offer and sale of 1,000,000 shares of common stock at a price to the public of $4.00 per share (the “Offering”). In connection therewith, the Company agreed to issue to the Representative, warrants to purchase 30,000 of shares of common stock at a price equal $4.00 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, from February 15, 2026 through August 15, 2030 and contains cashless exercise provision. The Company also granted the Underwriters an overallotment option for a period of 45 days to purchase up to an additional 150,000 shares of common stock.

On August 18, 2025, the Offering was completed. At the closing, the Company (i) sold 1,000,000 shares of Common Stock for total gross proceeds of $4,000,000, and (ii) issued the Representative’s Warrants. After deducting the underwriting commissions and Offering expenses, the Company received net proceeds of $3,340,000.

Shares issued for conversion of convertible debt

From August 2025 through September 2025, the Company issued an aggregate of 194,966 shares of its common stock at an average contractual conversion price of $1.75 as a result of the conversion of principal of $257,857, default penalty of $41,563, accrued interest $36,430 and conversion fees of $4,906 underlying certain outstanding convertible notes converted during such period (see Note 6). The Company reclassified $114,400 in put premiums to additional paid in capital following these conversions.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2025 and 2024

Repayment of Debts

On August 19, 2025, the Company fully repaid the total principal of promissory notes issued from August 2023 to June 2025 amounting $352,405 including total accrued interest and default penalty of $34,320 (see Note 6).

Between July 2025 and August 2025, the Company fully repaid certain promissory notes issued from January 2025 to June 2025 with aggregate principal amount of $212,060, and accrued interest of $31,809 (see Note 6).

Between August 12, 2025 and August 15, 2025, the Company made the three installment payments under a certain promissory note issued in December 2024 for a total payment of $21,218 (see Note 6).

On August 21, 2025, the Company fully repaid certain loans payable to a related party with loan dates from December 2024 to August 2025 with aggregate principal amount of $225,188 AUD ($144,618 USD), and accrued interest of $6,205 AUD ($3,985 USD) (see Note 5).

Consulting Agreement

On August 15, 2025, the Company and a consultant agreed to enter into a three-month consulting agreement to provide digital marketing related services for a monthly fee of $100,000 and a one-time payment of $300,000 upon signing this agreement. On August 30, 2025, the Company amended this agreement whereby the Company agreed to provide additional compensation by issuing 500,000 shares of common stock every three months. The first issuance of shares shall occur on September 1, 2025 and subsequent issuances shall occur on the first day of every three-month period thereafter. Except for the changes made in the amendment, all other terms and provisions of the original agreement shall remain unchanged and in full force and effect.

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

At the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to the material weaknesses in financial reporting as discussed below.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2025. Based on this assessment, management believes that, as of June 30, 2025, we did not maintain effective internal control over financial reporting based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 due to certain material weaknesses in its internal controls.

Material Weaknesses and Corrective Actions

In connection with the audit of our financial statements for the fiscal year ended June 30, 2025, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2025:

●	we do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”);

●	we do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our limited size and early-stage nature of operations, segregation of all conflicting duties may not always be possible and may not be economically feasible; however, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals.

We believe that these material weaknesses primarily relate, in part, to the lack of robust accounting systems.

We plan to take several actions to correct these material weaknesses including, but not limited to, establishing an audit committee of our board of directors comprised of at least two independent directors, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. We have also defined the chief financial officer’s role as full-time as the next step in building our accounting department. We will need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our Common Stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended June 30, 2025, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our current executive officers and directors as of September 25, 2025:

Name	Age	Position
James Nathanielsz	50	Chief Executive Officer, and Director
Jeannine Zimmerman	48	Chief Financial Officer
Dr. Julian Kenyon	78	Director
Josef Zelinger	74	Independent Director
Joseph Himy	56	Independent Director
Annie VanBroekhoven	74	Independent Director

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

Jeannine Zimmerman was appointed as Chief Financial Officer on August 13, 2025. Ms. Zimmerman graduated from St. Jospeh’s College with a Bachelor of Science degree in accounting. She began her business career at SEC Solutions Group, LLP, which specialized in providing public companies with assistance with their SEC filing requirements where she assisted on all phases of the public filings, including audit and review preparation, internal control and SOX 404 testing, financial statement analysis and review, and audit documentation maintenance. Following that, Ms. Zimmerman joined two different public and not-for-profit accounting firms, where she worked with a variety of clients including real estate, school districts, manufacturing, distribution, logistics, waste management, and communications. She has vast experience with small and large organizations, with an extensive knowledge of the Accounting Standards Codification.

Dr. Julian Kenyon has served director of our Company and as Scientific Director since inception and has served as our non-executive Chief Scientific Officer since May 2019. Dr. Kenyon co-founded Propanc PTY LTD, our Australian subsidiary, and was appointed as a director of Propanc PTY LTD on February 12, 2008. Since 2000, Dr. Kenyon has served as an integrated medical physician and Medical Director of the Dove Clinic for Integrated Medicine in Winchester and London. He holds no other public directorships and has not held any others during the previous five years.

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

Josef Zelinger has served as director of our Company since December 2020. He holds no other public directorships and has not held any others during the previous five years.

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

Our board of directors has concluded that Mr. Zelinger is well-qualified to serve on our board of directors due to his experience as director, his corporate governance, tax and auditing expertise, his investment and involvement with the Company since 2010 and his other relevant qualifications, skills and perspectives based upon his professional experience.

Joseph Himy, Director

Mr. Joseph Himy is an experienced Chief Financial Officer with 20 years of diversified practice in a broad range of industries and with businesses of a variety of sizes. He received a Bachelor of Science degree in Accounting from Brooklyn College.

He began his financial career with the big four accounting firm Deloitte & Touche where he was promoted to audit manager within the banking and broker dealer business unit. As Vyteris Inc.’s Chief Financial Officer and member of its management team, Mr. Himy supervised the preparation of financial statements, developed corporate-wide business strategies, was a member of Vyteris’ business development team, and managed the company’s relationships with its bankers, board of directors and investors. As a member of Vyteris business development team, Mr. Himy acquired the licenses for complementary drug delivery technologies, introduced Vyteris to an international pharmaceutical to evaluate its infertility technology and was involved in the due diligence and analysis of acquiring other drug delivery technologies. Mr. Himy previously held the position of manager of financial reporting at LeCroy Corporation, where he was responsible for implementation of Sarbanes Oxley 404, corporate governance and regulatory compliance in addition to treasury operations and investor relations. Before that, Mr. Himy directed the rapid expansion of Delta Three, Inc.’s foreign subsidiary, from 5 to 75 employees in his capacity there as Financial Manager.

Currently, Mr. Himy is the managing director of the CFO Squad. The CFO Squad is a financial and business advisory firm providing outsourced CFO advisory and regulatory consulting services for private and public companies. The CFO Squad services include a wide scope of accounting functions including SEC services, advisory board services, tax advisory services, management consulting services, regulatory consulting, infrastructure development, internal control evaluations and retainer CFO assignments, etc.

Our board of directors has concluded that Mr. Himy is well-qualified to serve on our board of directors due to his experience as a principal financial officer with diverse companies and his other relevant qualifications, skills and perspectives based upon his professional experience.

Annie Van Broekhoven Director

Prof. Dr Annie Van Broekhoven received her Ph.D in Cell Biology from the University of Antwerp in 1978. She is the former CEO of Q-Biologicals and has been active in the production of biological materials under cGMP for more than 20 years. Besides this, she is a Professor at the University of Antwerp, Belgium, where she is teaching industrial biotechnology and microbiology. She has been a WP-leader in the EU FP7 project entitled “Child-Innovac” where she was responsible for the process development, cGMP production and release of a live attenuated Bordetella pertussis vaccine which has been used in the Child-Innovac clinical trials.

Our board of directors has concluded that Dr. Van Broekhoven is well-qualified to serve on our board of directors due to her experience and leadership in the biotechnology industry and experience with clinical trials as well as her other relevant qualifications, skills and perspectives based upon her professional experience.

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

Director Independence

Our board of directors has reviewed the independence of our directors and has determined that Josef Zelinger qualifies as an independent director pursuant to applicable SEC rules and regulations and pursuant to NASDAQ Rule 5605. In making this determination, our board of directors considered the relationships that such director has with us and all other facts and circumstances that our board of directors deemed relevant in determining his independence.

Scientific Advisory Board

We have formed a scientific advisory board (the “Scientific Advisory Board”) that provides advice to our management relating to the following:

●	The identification, assessment, evaluation, selection, conduct and management of research projects, both those which are under review and are in progress;

●	intellectual property; and

●	commercialization.

The Scientific Advisory Board may also address issues related to improving project selection, formal review processes and management procedures within our Company. The Scientific Advisory Board is composed of an advisory panel of clinicians with expertise in translational research.

As of September 25, 2025, the members of our Scientific Advisory Board were:

●	Professor Klaus Kutz (also serving as our acting Chief Medical Officer);

●	Professor Macarena Perán;

●	Professor Juan Antonio Marchal Corrales;

●	Dr. Maria Garcia; and

●	Dr. Ralf Brandt.

Each of the members of our Scientific Advisory Board acts as an independent consultant and is compensated on an hourly basis for his or her services. There is presently no stock based compensation for such services. In addition, we may have relationships with entities with which such members may be associated.

Professor Kutz is also acting as Chief Medical Officer for Propanc in a non-executive capacity. His compensation continues to be based on an hourly rate as per his advisory board agreement. Propanc intends to appoint Professor Kutz as Chief Medical Officer of Propanc in either a full-time or part-time executive officer capacity at a time that is mutually agreed upon between both parties.

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

Dr. Ralf Brandt is the co-founder of vivoPharm PTY, Ltd., a global oncology and immuno-oncology discovery services company providing a range of preclinical services, which merged and became a part of Cancer Genetics, Inc., a Nasdaq-listed company enabling precision medicine in oncology from bench to bedside. Dr. Brandt currently serves as President of Discovery and Early Development of Cancer Genetics. Dr. Brandt is a biochemist and cell biologist with over 15 years of experience in research programs of experimental oncology. He has immense experience in in vivo pharmacology and anti-cancer drug profiling. Dr. Brandt received his Licence (BSc in Biochemistry and Animal Physiology) in 1986, and his PhD in Biochemistry in 1991 from the Martin-Luther University of Halle-Wittenberg in Germany. Dr. Brandt was employed at research positions at the National Cancer Institute in Bethesda, Maryland and at Schering AG in Germany. Since 1990, Dr. Brandt has been active in the field of preclinical oncology. He led the Tumor Biology program at Novartis Pharma AG in Switzerland and established several transgenic mouse lines developing tumors under the control of oncogenes. During Dr. Brandt’s long career in the pharmaceutical industry, he has acquired significant knowledge and expertise in leading business units and representation of services to the pre-clinical research market.

Board Leadership Structure and Risk Oversight

The Board oversees our business and considers the risks associated with our business strategy and decisions. The Board currently implements its risk oversight function. As such, it is important for us to have our Chief Executive Officer serve on the Board as he plays key roles in risk oversight of our Company. Each of the Board committees will also provide risk oversight in respect of its areas of concentration and report material risks to the Board for further consideration.

Board Committees

The Board will has established the following three standing committees: audit committee (the “Audit Committee”); compensation committee (the “Compensation Committee”); and nominating and governance committee (the “Nominating Committee”). Our independent directors will serve on each committee. Our Board will adopt written charters for each of these committees. Copies of the charters will be available on our website at www.propanc.com. Our Board may establish other committees as it deems necessary or appropriate from time to time.

The Board may create committees to delegate certain powers to act on behalf of the Board, provided the Board passes a resolution indicating such creation or delegation. The Board may delegate to a committee the power to appoint directors to fill vacancies on the Board. The creation or appointment of a committee does not relieve the Board or its members of their standard of care

Audit Committee

The Audit Committee, among other things, will be responsible for:

●	appointing; approving the compensation of; overseeing the work of; and assessing the independence, qualifications, and performance of the independent auditor;

●	reviewing the internal audit function, including its independence, plans, and budget;

●	approving, in advance, audit and any permissible non-audit services performed by our independent auditor;

●	reviewing our internal controls with the independent auditor, the internal auditor, and management;

●	reviewing the adequacy of our accounting and financial controls as reported by the independent auditor, the internal auditor, and management;

●	overseeing our financial compliance system; and

●	overseeing our major risk exposures regarding the Company’s accounting and financial reporting policies, the activities of our internal audit function, and information technology.

The Board has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and Nasdaq listing rules. The Board will adopt a written charter setting forth the authority and responsibilities of the Audit Committee. The Board will affirmatively determine that each member of the Audit Committee is financially literate, and that it has a member who meets the qualifications of an Audit Committee financial expert under the rules promulgated by the SEC.

The Audit Committee will consist of Josef Zelinger, Joseph Himy and Annie VanBroekhoven and Josef Zelinger will chair the Audit Committee. We believe that, after consummation of this offering, the functioning of the Audit Committee will comply with the applicable requirements of the rules and regulations of the Nasdaq listing rules and the SEC.

Compensation Committee

The Compensation Committee will be responsible for:

●	reviewing and making recommendations to the Board with respect to the compensation of our officers and directors, including the CEO;

●	overseeing and administering the Company’s executive compensation plans, including equity-based awards;

●	negotiating and overseeing employment agreements with officers and directors; and

●	overseeing how the Company’s compensation policies and practices may affect the Company’s risk management practices and/or risk-taking incentives.

The Board will adopt a written charter setting forth the authority and responsibilities of the Compensation Committee.

The Compensation Committee will consist of Josef Zelinger, Joseph Himy and Annie VanBroekhoven Josef Zelinger will chair the Compensation Committee. The Board has affirmatively determined that each member of the Compensation Committee meets the independence criteria applicable to compensation committee members under SEC rules and Nasdaq listing rules. The Company believes that, after the consummation of the offering, the composition of the Compensation Committee will meet the requirements for independence under, and the functioning of such Compensation Committee will comply with any applicable requirements of the rules and regulations of Nasdaq listing rules and the SEC.

Nominating and Corporate Governance Committee

The Nominating and Corporate Governance Committee, among other things, will be responsible for:

●	reviewing and assessing the development of the executive officers and considering and making recommendations to the Board regarding promotion and succession issues;

●	evaluating and reporting to the Board on the performance and effectiveness of the directors, committees and the Board as a whole;

●	working with the Board to determine the appropriate and desirable mix of characteristics, skills, expertise and experience, including diversity considerations, for the full Board and each committee;

●	annually presenting to the Board a list of individuals recommended to be nominated for election to the Board;

●	reviewing, evaluating, and recommending changes to the Company’s corporate governance principles and committee charters;

●	recommending to the Board individuals to be elected to fill vacancies and newly created directorships;

●	overseeing the Company’s compliance program, including the code of business conduct and ethics; and

●	overseeing and evaluating how the Company’s corporate governance and legal and regulatory compliance policies and practices, including leadership, structure, and succession planning, may affect the Company’s major risk exposures.

The Board will adopt a written charter setting forth the authority and responsibilities of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee will consist of Josef Zelinger, Joseph Himy and Annie VanBroekhoven. Josef Zelinger will chair the Nominating and Corporate Governance Committee. The Board has determined that each member of the Nominating and Corporate Governance Committee is independent within the meaning of the independent director guidelines of Nasdaq listing rules.

Compensation Committee Interlocks and Insider Participation

None of the Company’s executive officers serves, or in the past has served, as a member of the Board or the Compensation Committee, or other committee serving an equivalent function, of any entity that has one or more executive officers who serve as members of the Board or its Compensation Committee. None of the members of the Compensation Committee is, or has ever been, an officer or employee of the company.

Corporate Governance Guidelines

Prior to the completion of this offering, the Board will adopt corporate governance guidelines in accordance with the corporate governance rules of Nasdaq.

Involvement in Certain Material Legal Proceedings During the Last Ten Years

During the past ten years, none of our current directors or executive officers has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

●	subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended, or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	subject of, or a party to, any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

None of our directors, officers or affiliates, or any beneficial owner of 5% or more of our Common Stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us or any of our subsidiaries.

Clawback Policy

The board of directors has adopted a Clawback Policy (the “Clawback Policy) to apply to all our executive officers. The purpose of the Clawback Policy is to recoup incentive compensation awarded to executive of the Company if the Company’s financial statements are required to be restated, regardless of cause, including, without limitation, due to: (i) material noncompliance with any financial reporting requirements under the federal securities laws, (ii) an error, miscalculation or omission, or (iii) the commission of an act of fraud or other misconduct, including dishonesty, unethical conduct or falsification of the Company’s records, then the Compensation Committee shall, on behalf of the Company and to the extent legally possible, recoup any incentive compensation awarded or paid to any Executive Officer during the Recoupment Period of three (3) years.

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

During the fiscal year ended June 30, 2025, we do not believe any reports were required to be filed by such persons pursuant to Section 16(a).

Item 11. Executive Compensation.

The following table sets forth the compensation paid or accrued by us to our Executive Officers for the fiscal years ended June 30, 2025 and 2024.

Summary Compensation Table

	Year	Salary ($)	Bonus ($)		Option Awards ($)	All Other Compensation ($)		Total ($)
James Nathanielsz (1)	2024	$401,580	$102,195	(3)	$-	$44,752	(4)	$548,527
Chief Executive Officer and Chief Financial Officer	2025	$394,200	$130,086	(3)	$-	$39,446	(4)	$563,732

(1)

For purposes of the information included in this “Executive Compensation” section, including the table above, the conversion rates as of June 30, 2025 and 2024, $0.6570 and $0.6693, respectively, were used to convert dollar amounts from AUD to USD.

(2)	Under the Nathanielsz Employment Agreement (as defined below), Mr. Nathanielsz received a gross annual salary of $400,000 AUD ($309,313 USD) per year effective February 1, 2018 as approved by the board of directors. Mr. Nathanielsz has also accrued unused annual and long service leave in the amounts of $934,185 AUD ($613,853 USD) and $627,337 AUD ($419,877 USD) for the fiscal years ended June 30, 2025 and 2024, respectively, which are included in the total above. On August 1, 2022, the board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $400,000 AUD ($309,313 USD) to $600,000 AUD ($414,900 USD), effective July 1, 2022.

(3)	In January 2024, the Board approved a bonus of $150,000 AUD or $102,195 USD. In June 2025, the Board approved a bonus of $198,000 AUD or $130,086 USD.

(4)

Under the Nathanielsz Employment Agreement, Mr. Nathanielsz receives an 11.0% contribution to a pension of which he is the beneficiary and amounted to $30,222USD and $27,038 USD for the years ended June 30, 2025 and 2024, respectively. In addition, pursuant to the Nathanielsz Employment Agreement, we may make a monthly payment to cover the costs relating to Mr. Nathanielsz use of a vehicle and certain fringe benefits. For the fiscal years ended June 30, 2025 and 2024, $6,866 USD and $17,714 USD, respectively, was paid to Mr. Nathanielsz for vehicle expenses.

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

Amended and Restated Services Agreement with Julian Kenyon

On May 14, 2019, the Company entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD ($41,580 USD). In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase 0.000003 shares of Common Stock (the “Kenyon Options”), with an exercise price per share of $425,000 (100% of the closing market price of the Common Stock on May 14, 2019, the date of approval of such grant by the board of directors), (ii) 0.000003 restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional 0.000003 restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan (as defined below) approved by the Company’s board of directors on the effective date of the Services Agreement. The Kenyon Options have a term of 10 years from the date of grant. One third of the Kenyon Options vest every successive one-year anniversary following such effective date, provided, that on each such vesting date Dr. Kenyon is employed by the Company and subject to the other provisions of the Services Agreement. The Initial Kenyon RSUs vest on the one-year anniversary of such effective date, subject to Dr. Kenyon’s continued employment with the Company through such vesting date. The Additional Kenyon RSUs vest as follows, subject to Dr. Kenyon’s continued employment with the Company through the applicable vesting date: (i) 0.0000001 of the Additional Kenyon RSUs vest upon the Company submitting the CTA for PRP for the Study (as defined in the Services Agreement) in an applicable jurisdiction to be selected by the Company, (ii) 0.0000001 of the Additional Kenyon RSUs vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iii) 0.0000001 of the Additional Kenyon RSUs vest upon the shares of Common Stock being listed on a senior stock exchange (New York Stock Exchange, NYSE American, or the Nasdaq Stock Market), and (iv) the remaining 0.0000001 of the Additional Kenyon RSUs vest upon the Company enrolling its first patient in the Study. Each vested Kenyon RSU will be settled by delivery to Mr. Kenyon of one share of Common Stock and/or the fair market value of one share of Common Stock in cash, at the sole discretion of the board of directors and subject to the 2019 Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Services Agreement), (ii) the date that is ten business days following the vesting of such Kenyon RSU, (iii) the date of Dr. Kenyon’s death or Disability (as defined in the Services Agreement), and (iv) Dr. Kenyon’s employment being terminated either by the Company without Cause or by Dr. Kenyon for Good Reason (as each term is defined in the Services Agreement). In the event of a Change of Control, 50% of any unvested portion of the Kenyon Options and the Kenyon RSUs vest immediately prior to such event. The Kenyon Options and Additional Kenyon RSU’s are subject to vesting periods pursuant to the Services Agreement. There are de minimis amount of vested options and vested restricted stock unit that are considered issuable as of June 30, 2025 and 2024.

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

No awards or any shares of our Common Stock were issued during the fiscal year 2025 under the 2019 Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended June 30, 2025 to the Named Executive Officer. Except as set forth below, all of the outstanding equity awards granted to our Named Executive Officer were fully vested as of June 30, 2025.

	Option awards			Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James Nathanielsz (1)	0.000001	-	$280,500,000,000	May 13, 2029	0.000001	165,747
Julian Kenyon (2)	0.0000003	-	$255,000,000,000	May 13, 2029	0.0000003	82,873

(1)	On May 14, 2019, the board of directors granted Mr. Nathanielsz an option to purchase 0.000001 shares of Common Stock at an exercise price of $280,500,000,000 per share and 0.000001 performance-based restricted stock units. The fair value of such options and restricted stock units at the grant date was $165,747 and $331,493, respectively. 0.000001 of such restricted stock units vested on May 14, 2020 and the balance is subject to performance conditions.

(2)	On May 14, 2019, the board of directors granted Mr. Kenyon an option to purchase 0.0000003 shares of Common Stock at an exercise price of $255,000,000,000 per share and 0.000001 performance-based restricted stock units. The fair value of such options and restricted stock units at the grant date was $82,873 and $165,747, respectively. 0.0000003 of such restricted stock units vested on May 14, 2020 and the balance is subject to performance conditions.

Director Compensation for the Fiscal Year Ended June 30, 2025

Name	Fees earned or paid in cash ($)		Option Awards ($)	All Other Compensation ($)	Total ($)
Julian Kenyon (1)	$35,481	(2)	$-	$-	$35,481

(1)	For purposes of the information included in the table, the conversion rate as of June 30, 2025, $0.6570 was used to convert amounts from AUD to USD.

(2)	Effective May 2019, Dr. Kenyon receives gross monthly compensation of $4,500 AUD or $3,264 USD per month for his services as a director of our Company.

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

Scientific Advisory Board Members Compensation

The Company has entered into Scientific Advisory Board Member Agreements with certain members of its Scientific Advisory Board (the “SAB Agreements”). The SAB Agreements contain substantially similar terms and primarily relate to the protection of the Company’s intellectual property and include provisions for the members’ compensation for the services performed as a member of the Scientific Advisory Board. Mr. Kutz and Dr. Brandt are each paid a monetary fee for each year of service provided.

The following sets forth information as of September 25, 2025, regarding the number of shares of our Common Stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding voting securities, (ii) each of our directors and named executive officer and (iii) all our directors and named executive officers as a group.

The amounts and percentages beneficially owned are reported because of SEC rules governing the determination of beneficial ownership of securities. Under the SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote or to direct the voting of such security, or “investment power,” which includes the power to dispose of or to direct the disposition of such security. A person is also deemed to be a beneficial owner of any securities of which that person has the right to acquire beneficial ownership within 60 days through the exercise or conversion of any equity or debt securities, as applicable. Under these rules, more than one person may be deemed a beneficial owner of the same securities and a person may be deemed to be a beneficial owner of securities as to which such person has no economic interest. Unless otherwise indicated, each of the stockholders named in the table below, or his or her family members, has sole voting and investment power with respect to such shares listed below. Except as otherwise indicated, the address of each of the stockholders listed below is c/o Propanc Biopharma, Inc., 302, 6 Butler Street, Camberwell, VIC, 3124, Australia.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of September 25, 2025 regarding the number of shares of our Common Stock and Series B Preferred Stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding Common Stock and Series B Preferred Stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officers as a group.

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

	Common Stock Beneficially Owned		Series B Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class(1)	Number of Shares Beneficially Owned	Percentage of Class(2)

Directors and Executive Officers:

James Nathanielsz(2)	3,800,006	29.67%	1	100%

Dr. Julian Kenyon(3)	2,500,006	19.52%	0	0%

Josef Zelinger(4)	2,000,006	15.62%	0	0%

Joseph Himy(5)	50,000	0.39%	0	0%

Annie VanBroekhoven	0	0%	0	0%

Jeannine Zimmerman	0	0%	0	0%

All directors and executive officers, as a group (5 persons)	8,350,018	65.20%	1	100%

(1)	Applicable percentages are based on 12,806,747 shares of our Common Stock outstanding as of September 25, 2025.

(2)	Each holder of shares of Series B Preferred Stock is entitled to votes equivalent to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote.

(2) Includes (i) 5 shares of our Common Stock owned held by North Horizon Pty Ltd., which is the trustee of the Nathanielsz Family Trust. Mr. Nathanielsz has investing and dispositive power and a pecuniary interest in such shares held by such trust. In addition, such ownership includes (ii) 0.000001 vested stock options for the purchase of up to 0.000001 shares of our Common Stock, (iii) 0.000001 vested restricted stock units and 800,001 shares of Common Stock held by Mrs. Nathanielsz, the spouse of Mr. Nathanielsz, as to which shares Mr. Nathanielsz disclaims beneficial ownership. Such ownership excludes 0.000001 restricted stock units subject to certain vesting conditions, as discussed above in the section captioned “Executive Compensation - Employment Agreement with James Nathanielsz”.

(3) Includes 0.0000003 vested stock options for the purchase of up to 0.0000003 shares of Common Stock and 0.0000003 vested restricted stock units; excludes 0.0000003 restricted stock units that are subject to certain vesting conditions, as discussed above in the section captioned “Executive Compensation - Amended and Restated Services Agreement with Julian Kenyon”.

(4) Beneficial ownership includes (i) 250 shares of Common Stock issuable upon exercise of a Common Stock purchase warrant held by Aggro Investments Pty Ltd, which Mr. Zelinger wholly owns and controls, which is subject to a 4.99% beneficial ownership limitation providing that a holder of such warrant will not have the right to exercise any portion thereof if the holder, together with its affiliates, would beneficially own in excess of 4.99% or 9.99%, as applicable, of the Common Stock outstanding, provided that upon at least 61 days’ prior notice to us, the holder may increase or decrease such limitation up to a maximum of 9.99% of the shares of Common Stock outstanding. The principal business address of Aggro Investments Pty Ltd is 9 Seymour Road, Elsternwick, Victoria, Australia, 3185.

(5) Includes 50,000 shares held by The CFO Squad as nominee for Joesph Himy. Mr. Himy has investing and dispositive power and a pecuniary interest in such shares held by The CFO Squad.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since July 1, 2024 to which we have been a party, in which the amount involved in the transaction the lesser of (i) $120,000 or (ii) one percent (1%) of the average of the Company’s total assets at year-end for the last two fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described above under “Item 11. Executive Compensation.”

As of June 30, 2025 and 2024, the Company owed its former director a total of $0 and $29,759, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property. Additionally, as of June 30, 2025 and 2024, the Company owed its former director a total of $0 and $49,528, respectively, for money loaned to the Company, throughout the years. On January 23, 2025, the Company entered into a Debt Exchange with the former director and issued 30,000 shares of common stock in exchange for the total outstanding loans of $74,395.

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

Between November 2024 and December 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $15,000 AUD ($9,731 USD). These loans bear no interest and are payable on demand. The Company repaid $12,000 AUD of this loan on August 19, 2025.

Effective December 3, 2024, the Company entered into and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $175,000 AUD ($113,485 USD). The Company used the net proceeds for general working capital purposes. The term of the loan is four months or less (to be determined at the discretion of the Company), with $70,000 AUD was due on February 28, 2024 and $105,000 AUD was due on April 2, 2024. The loan bears an interest rate of 12% per annum and default interest rate of 18% per annum. Such loan is past due and currently in default.

In January 2025, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $25,000 AUD ($15,485 USD). This loan bore no interest and was payable on demand. The Company fully repaid this loan on August 19, 2025.

On April 12, 2025, the Company entered into and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $63,188 AUD ($39,625 USD). The Company used the net proceeds for general working capital purposes. The maturity date was on June 30, 2025. The loan bore an interest rate of 12% per annum and default interest rate of 18% per annum. The Company fully repaid this loan on August 19, 2025.

On June 13, 2025, the Company entered into and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $15,000 AUD ($9,675 USD). The Company used the net proceeds for general working capital purposes. The maturity date was on June 30, 2025. The loan bore an interest rate of 12% per annum and default interest rate of 18% per annum. The Company fully repaid this loan on August 19, 2025.

Our principal executive office is located at 302, 6 Butler Street, Camberwell, VIC, 3124, Australia, which we lease from Horizon Pty Ltd., a related party, of which Mr. Nathanielsz and his wife, Sylvia Nathanielsz, are owners and directors. On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd. for a monthly rent of $3,000 AUD ($2,176 USD), depending on exchange rate) per month plus taxes. On May 4, 2025, the Company entered in a one-year lease agreement with North Horizon Pty Ltd., a related party, for a monthly rent of $3,300 AUD or $2,127 USD (depending on exchange rate) per month plus taxes with an option to renew the lease for an additional two-year term.

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

Item 14. Principal Accounting Fees and Services.

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided, and fees charged by Salberg & Company, P.A. in fiscal years ended June 30, 2025 and 2024 were approved by the Board of Directors. The following table shows the fees for the fiscal years ended June 30, 2025 and 2024:

	2025	2024
Audit Fees (1)	$66,500	$64,500
Audit Related Fees (2)	$32,700	$5,700
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$99,200	$70,200

(1)	Audit fees - these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.
(2)	Audit related fees - these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.
(3)	Tax fees - no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2025 and 2024 fiscal years.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2025 and 2024.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, dated November 11, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, dated July 9, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of January 23, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

3.8	Certificate of Amendment, dated as of June 7, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.9	Certificate of Correction, dated as of June 10, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.10	Certificate of Amendment, dated as of March 13, 2019 (incorporated by reference to Exhibit 3.10 to the Company’s Form S-1/A filed on August 13, 2020).

3.11	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of November 17, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 19, 2020).

3.12	Certificate of Amendment to Certificate of Incorporation, dated July 6, 2022 (incorporated by reference to Exhibit 3.1 to the Company Current Report on From 8-K filed on July 11, 2022)

3.13	Certificate of Designation of Series A Preferred Stock of the Company, dated December 2, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

3.14	Certificate of Designation of Series B Preferred Stock of the Company, dated June 16, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

3.15	Certificate of Retirement of Series A Preferred Stock of the Company, dated March 15, 2023 (incorporated by reference to Exhibit 3.1 to the Company Current Report on Form 8-K filed on March 17, 2023).

3.16	Certificate of Amendment to the Certificate of Incorporation of the Company, dated May 1, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 5, 2023).

4.1	Common Stock Purchase Warrant for the purchase of up to 450,000 shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.2	Common Stock Purchase Warrant for the purchase of up to 300,000 shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.3	Common Stock Purchase Warrant for the purchase of up to 225,000 shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.4	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.55 to the Company’s Annual Report on Form 10-K filed on October 15, 2019)

4.5	Form of Prefunded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.6	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.7	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.8	Form of Series C Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.9	Form of Convertible Redeemable Promissory Note, dated October 1, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 8, 2019)

4.10	10% Convertible Promissory Note, dated December 7, 2021, issued by the Company to One44 Capital LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 13, 2021)

4.11	8% Convertible Promissory Note, dated March 7, 2022, issued by the Company to Sixth Street Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 10, 2022)

4.12	10% Convertible Promissory Note, dated March 29, 2022, issued by the Company to One44 Capital LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K April 1, 2022)

4.13	8% Convertible Promissory Note, dated April 12, 2022, issued by the Company to Sixth Street Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2022)

4.14	8% Convertible Promissory Note, dated May 12, 2022, issued by the Company to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 18, 2022)

4.15	8% Convertible Promissory Note, dated June 30, 2022, issued by the Company to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 7, 2022)

4.16	8% Convertible Redeemable Promissory Note, dated August 12, 2022, issued by the Company to GS Capital Partners LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 18, 2022)

4.17	10% Convertible Note, dated August 15, 1022, issued by the Company to One44 Capital LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 18, 2022)

4.18	8% Convertible Redeemable Note, dated September 21, 2022, issued by the Company to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 26, 2022)

4.19	10% Convertible Redeemable Note, dated February 14, 2023, issued by the Company to ONE44 Capital LLC (incorporated by reference to Exhibit 4.20 to the Company’s Current Report on Form 8-K dated February 21, 2023)

4.20	8% Convertible Promissory Note, dated June 29, 2023, issued to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2023)

4.21	Form of Warrant dated July 5, 2023, issued to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 29, 2023)

4.22	8% Convertible Promissory Note, dated July 19, 2023, issued to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 8, 2023).

4.23	10% Original Issue Discount Promissory Note, dated August 15, 2023, issued to a Lender (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 21, 2023)

4.24	8% Convertible Promissory Note, dated August 16, 2023, issued to an Investor (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 21, 2023)

4.25	8% Convertible Redeemable Note, dated August 23, 2023 issued to an Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 29, 2023)

4.26	Convertible Promissory Note dated April 15, 2025, issued to an Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 2025).

4.27	Promissory Note dated March 25, 2025, issued to an Investor (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 21, 2025).

10.1	Debt Settlement Agreement between the Company and James Nathanielsz, dated February 4, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.2	Debt Settlement Agreement between the Company and Julian Kenyon, dated February 4, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.3	Employment Agreement entered into as of February 25, 2015 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.4	Director Agreement entered into as of February 25, 2015 by and between Julian Kenyon and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.5	Form of Scientific Advisory Board Member Agreement, incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on March 25, 2016.

10.6	Amendment No. 1 to Employment Agreement entered into as of April 14, 2016 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016).

10.7	Amendment No. 2 to Employment Agreement entered into as of September 25, 2017 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

10.8	Amended and Restated Employment Agreement, dated as of May 14, 2019, by and between the James Nathanielsz and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.9	Amended and Restated Services Agreement, by and between Julian Kenyon and the Company, dated as of May 19, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.11	Director Agreement by and between Josef Zelinger and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2020).

10.12	Amended and Restated Director Agreement by and between Josef Zelinger and the Company, dated August 12, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.13	Cancellation Agreement by and between James Nathanielsz and the Company, dated August 12, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.14	Cancellation Agreement by and between Julian Kenyon and the Company, dated August 12, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.15	Manufacturing Services Agreement by and between Q-Biologicals NV (now Amatsigroup NV) and the Company, dated August 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.16	Quality Assurance Agreement by and between Q-Biologicals NV (now Amatsigroup NV) and the Company dated August 12, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.27	Propanc Biopharma, Inc.’s 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.28	Form of Securities Purchase Agreement, dated October 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 8, 2019)

10.29	Securities Purchase Agreement, dated December 7, 2021, by and between the Company and One44 Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2021)

10.30	Securities Purchase Agreement, dated March 7, 2022, by and between the Company and Sixth Street Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2022)

10.31	Securities Purchase Agreement, dated March 29, 2022, by and between the Company and One44 Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2022)

10.32	Securities Purchase Agreement, dated April 12, 2022, by and between the Company and Sixth Street Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 18, 2022)

10.34	Securities Purchase Agreement, dated May 12, 2022, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2022)

10.35	Securities Purchase Agreement, dated June 30, 2022, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 7, 2022)

10.36	Securities Purchase Agreement, dated August 12, 2022, by and between the Company and GS Capital Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 18, 2022)

10.37	Securities Purchase Agreement, dated August 15, 2022, by and between the Company and ONE44 Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 18, 2022)

10.38	Securities Purchase Agreement, dated September 21, 2022, by and between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 26, 2022)

10.39	Amended and Restated Employment Agreement, by and between the Company and James Nathanielsz, dated October 26, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2022)

10.40	Securities Purchase Agreement, dated February 14, 2023, by and between the Company and ONE44 Capital LLC (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K dated February 21, 2023)

10.41	Securities Purchase Agreement dated November 3, 2022, by and between the Company and Coventry Enterprises, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 15, 2023).

10.42	Common Stock Purchase Agreement, dated November 3, 2022, by and between the Company and Coventry Enterprises, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 15, 2023)

10.43	Registration Rights Agreement, dated November 3, 2022, by and between the Company and the Coventry Enterprises, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 15, 2023)

10.44	Warrant Agreement, dated March 8, 2023, by and between the Company and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 15, 2023)

10.45	Securities Purchase Agreement, dated as of June 29, 2023, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2023)

10.46	July Loan Agreement, dated July 5, 2023, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 29, 2023)

10.47	Equity Line Agreement, dated July 20, 2023, by and between the Company and Dutchess Capital Growth Fund L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 26, 2023)

10.48	Registration Rights Agreement, dated July 20, 2023, by and between the Company and Dutchess Capital Growth Fund L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 26, 2023)

10.49	Securities Purchase Agreement, dated as of July 19, 2023, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2023)

10.50	Securities Purchase Agreement, dated as of August 16, 2023, by and between the Company and an Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 80K dated August 21, 2023)

10.51	Securities Purchase Agreement, dated as of August 23, 2023, by and between the Company and an Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2023)

10.52	Consulting Agreement dated February 18, 2025 by and between the Company and Gregory Harrison (incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on March 31, 2025)

10.53	Services Agreement dated January 9, 2025 by and between the Company and Ross Silver (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on March 31, 2025)

10.54	Services Agreement dated February 28, 2025 by and between the Company and Brunson Chandler & Jones, PLLC (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on March 31, 2025)

10.55	Services Agreement dated January 9, 2025 by and between the Company and Krista Rash (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on March 31, 2025)

10.56	Services Agreement dated January 13, 2025 by and between the Company and Howard Isaacs and Richard Cavalli (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on March 31, 2025)

10.57	Advisory Agreement dated November 20, 2020 by and between the Company and Exchange Listing, LLC (incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on March 31, 2025)

10.58	Services Agreement dated February 10, 2025 by and between the Company and Enzyme Supplies Limited (incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on March 31, 2025)

10.59	Services Agreement dated February 2, 2025 by and between the Company and Dr. Ralf Brandt (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on March 31, 2025)

10.60	Securities Purchase Agreement, dated as of April 15, 2025, by and between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 21, 2025).

10.61	Securities Purchase Agreement, dated as of March 25, 2025, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 21, 2025).

10.62	Loan Agreement dated April 13, 2025 by and between the Company and Aggro Investments Pty Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 21, 2025).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	Inline XBRL Instance Document.

101. SCH*	Inline XBRL Taxonomy Extension Schema Document.

101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: September 29, 2025	By:	/s/ James Nathanielsz
James Nathanielsz
Chief Executive Officer,
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Nathanielsz	Chief Executive Office and Director	September 29, 2025
James Nathanielsz	(Principal Executive Officer)

/s/ Jeannine Zimmerman	Chief Financial Officer	September 29, 2025
Jeannine Zimmerman	(Principal Financial Officer)

/s/ Julian Kenyon	Director	September 29, 2025
Julian Kenyon

/s/ Josef Zelinger	Director	September 29, 2025
Josef Zelinger

/s/ Joseph Himy	Director	September 29, 2025
Joseph Himy

/s/ Annie VanBroekhoven	Director	September 29, 2025
Annie VanBroekhoven

