Form 10-Q
period 2025-09-30
Propanc Biopharma, Inc.
filed 2025-11-14
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of November 13, 2025, there were 13,364,244 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at September 30, 2025 (unaudited) and June 30, 2025	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2025 and 2024 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for each of the three months in the periods ended September 30, 2025 and 2024 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2025 and 2024 (unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-6

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2025	June 30, 2025
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$602,737	$12,088
GST tax receivable	8,383	5,302
Prepaid expenses - current portion	8,143,532	8,334,046
Other current assets	8,828	1,380

TOTAL CURRENT ASSETS	8,763,480	8,352,816

Deferred offering costs	15,000	291,773
Prepaid expenses - long-term portion	9,136,572	10,925,835
Security deposit - related party	1,986	1,971
Operating lease right-of-use assets, net - related party	56,279	59,413
Property and equipment, net	2,364	-

TOTAL ASSETS	$17,975,681	$19,631,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,072,108	$1,249,596
Accrued expenses and other payables	842,154	1,486,550
Accrued interest	150,443	190,795
Loans payable	65,280	65,280
Loans payable - related parties, net of discount	460,240	415,329
Notes payable, net of discount	-	543,312
Convertible notes, net of discounts and including put premiums	106,968	537,921
Operating lease liability - related party, current portion	20,500	17,664
Embedded conversion option liabilities	167,878	403,892
Employee benefit liability	686,863	667,901

TOTAL CURRENT LIABILITIES	3,572,434	5,578,240

NON-CURRENT LIABILITIES:
Loan payable - long-term - related party, net of discount	-	105,627
Operating lease liability - long-term portion - related party	42,080	41,749

TOTAL NON-CURRENT LIABILITIES	42,080	147,376

TOTAL LIABILITIES	$3,614,514	$5,725,616

Commitments and Contingencies (See Note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares previously authorized; 0 shares issued and outstanding as of September 30, 2025 and June 30, 2025	$-	$-
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of September 30, 2025 and June 30, 2025	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 12,806,748 and 11,611,782 shares issued and outstanding as of September 30, 2025 and June 30, 2025, respectively	12,807	11,612
Common stock issuable (518,687 and 7,750 shares as of September 30, 2025 and June 30, 2025, respectively)	519	8
Additional paid-in capital	143,517,615	138,243,652
Accumulated other comprehensive income	1,335,961	1,318,917
Accumulated deficit	(130,459,258)	(125,621,520)
Treasury stock ($0.001 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ EQUITY	14,361,167	13,906,192

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$17,975,681	$19,631,808

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,
	2025	2024

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	4,598,574	220,759
Occupancy expenses - related party	14,789	8,317
Research and development	60,201	61,714
TOTAL OPERATING EXPENSES	4,673,564	290,790

LOSS FROM OPERATIONS	(4,673,564)	(290,790)

OTHER INCOME (EXPENSE)
Interest expense	(305,649)	(86,230)
Interest income	19	1
Derivative expense	-	(27,182)
Change in fair value of derivative liabilities	(19,706)	52,787
Gain (loss) on extinguishment of debt, net	195,861	(11,319)
Foreign currency transaction gain (loss)	(34,699)	8,423
TOTAL OTHER INCOME (EXPENSE), NET	(164,174)	(63,520)

LOSS BEFORE TAXES	(4,837,738)	(354,310)

Tax benefit	-	-

NET LOSS	$(4,837,738)	$(354,310)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.39)	$(35.97)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	12,331,526	9,849

NET LOSS	$(4,837,738)	$(354,310)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	17,044	(98,943)

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	17,044	(98,943)

TOTAL COMPREHENSIVE LOSS	$(4,820,694)	$(453,253)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024

(Unaudited)

											Accumulated
	Preferred Stock										Other		Total
	Series A		Series B		Common Stock		Common Stock Issuable		Additional	Accumulated	Comprehensive	Treasury	Stockholders’
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Deficit	Income	Stock	Equity (Deficit)

Balance at June 30, 2024	-	$-	1	$-	7,980	$8	-	$-	$61,696,049	$(66,698,220)	$1,269,581	$(46,477)	$(3,779,059)

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	3,237	3	-	-	99,888	-	-	-	99,891

Issuance of common stock for services	-	-	-	-	250	-	-	-	15,000	-	-	-	15,000

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	9,336	-	-	-	9,336

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(98,943)	-	(98,943)

Net loss for the three months ended September 30, 2024	-	-	-	-	-	-	-	-	-	(354,310)	-	-	(354,310)

Balance at September 30, 2024	-	$-	1	$-	11,467	$11	-	$-	$61,820,273	$(67,052,530)	$1,170,638	$(46,477)	$(4,108,085)

											Accumulated
	Preferred Stock										Other		Total
	Series A		Series B		Common Stock		Common Stock Issuable		Additional	Accumulated	Comprehensive	Treasury	Stockholders’
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Deficit	Income	Stock	Equity (Deficit)

Balance at June 30, 2025	-	$-	1	$-	11,611,782	$11,612	7,750	$8	$138,243,652	$(125,621,520)	$1,318,917	$(46,477)	$13,906,192

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	194,966	195	-	-	437,869	-	-	-	438,064

Issuance of common stock for cash	-	-	-	-	1,000,000	1,000	-	-	3,313,458	-	-	-	3,314,458

Common stock issuable for services and prepaid services	-	-	-	-	-	-	510,937	511	1,408,237	-	-	-	1,408,748

Reclassification of put premium upon debt conversion and repayment	-	-	-	-	-	-	-	-	114,399	-	-	-	114,399

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	17,044	-	17,044

Net loss for the three months ended September 30, 2025	-	-	-	-	-	-	-	-	-	(4,837,738)	-	-	(4,837,738)

Balance at September 30, 2025	-	$-	1	$-	12,806,748	$12,807	518,687	$519	$143,517,615	$(130,459,258)	$1,335,961	$(46,477)	$14,361,167

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,837,738)	$(354,310)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance of common stock for services	726,248	7,500
Amortization of prepaid stock based expenses	3,024,605	-
Foreign currency transaction loss (gain)	34,699	(8,423)
Depreciation expense	125	-
Amortization of debt discounts	150,902	56,983
Amortization of right-of-use assets	3,577	5,534
Change in fair value of derivative liabilities	19,706	(52,787)
Derivative expense	-	27,182
Loss (gain) on extinguishment of debt, net	(195,861)	11,319
Non-cash interest expense	4,906	2,548
Accretion of put premium	37,450	-
Changes in Assets and Liabilities:
GST receivable	(3,043)	(251)
Prepaid expenses	(362,329)	-
Other current assets	(7,438)	-
Accounts payable	(186,804)	(18,797)
Employee benefit liability	13,982	15,317
Accrued expenses and other payables	(361,479)	54,457
Accrued interest	(3,298)	24,093
Operating lease liability	2,723	(5,880)
NET CASH USED IN OPERATING ACTIVITIES	(1,939,067)	(235,515)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(2,491)	-
NET CASH USED IN INVESTING ACTIVITIES	(2,491)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	100,000	60,000
Repayment of convertible notes	(203,350)	-
Repayment of notes	(671,777)	-
Repayment of loans payable - related party	(150,808)	-
Proceeds from the sale of common stock, net of offering costs	3,314,458	-
Proceeds from note payable	75,000	-
Proceeds from loans payable - related parties	78,249	155,699
Deferred offering costs	(15,000)	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,526,772	215,699

Effect of exchange rate changes on cash	5,435	7,999

NET INCREASE (DECREASE) IN CASH	590,649	(11,817)

CASH AT BEGINNING OF PERIOD	12,088	21,085
CASH AT END OF PERIOD	$602,737	$9,268

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$115,691	$2,606
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$114,399	$9,336
Conversion of convertible notes and accrued interest to common stock	$335,850	$51,978
Defferred offering cost charged to additional paid in capital upon closing of offering	$281,773	$-
Debt discounts related to derivative liability	$-	$60,000
Issuance of common stock for prepaid services (net of amortized portion)	$682,500	$7,500

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

On July 22, 2016, the Company formed another wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of September 30, 2025, there has been no activity within this entity.

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

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our consolidated results of operations for the three months ended September 30, 2025 and 2024 and cash flows for the three months ended September 30, 2025 and 2024 and our consolidated financial position at September 30, 2025 have been made. The Company’s results of operations for the three months ended September 30, 2025 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2026.

Certain information and disclosures normally included in the notes to the Company’s annual audited consolidated financial statements have been condensed or omitted from the Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2025. The June 30, 2025 balance sheet is derived from those statements.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive wholly-owned subsidiary through September 30, 2025 and still remains inactive.

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

September 30, 2025

(Unaudited)

Other Comprehensive Income (Loss) for all periods presented includes only foreign currency translation gains (losses).

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that the intercompany loans will not be repaid in the foreseeable future and thus, per Accounting Standards Codification (“ASC”) 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). As of September 30, 2025 and 2024, the Company recognized a cumulative exchange gain (loss) of approximately $191,000 and $677,000, respectively, on intercompany loans made by the parent to the subsidiary that have not been repaid as of September 30, 2025, which is included as a component of accumulated other comprehensive income on the accompanying condensed consolidated balance sheets.

As of September 30, 2025 and June 30, 2025, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2025	June 30, 2025
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.6620	0.6571

Average exchange rate for the period
USD : AUD exchange rate	0.6544	0.6468

The change in Accumulated Other Comprehensive Income by component during the three months ended September 30, 2025 was as follows:

Foreign Currency Items:
Balance, June 30, 2025	$1,318,917
Unrealized foreign currency translation gain	17,044
Ending balance, September 30, 2025	$1,335,961

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

Also see Note 11 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of September 30, 2025 or June 30, 2025.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

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

Prepaid expenses

Prepaid expenses – current portion and long-term portion of $8,143,532 and $9,136,572, respectively, at September 30, 2025, consist primarily of costs paid for future services which will occur between 1 month to three years. Prepaid expenses – current portion and long-term portion of $8,334,046 and $10,925,835, respectively, at June 30, 2025, consist primarily of costs paid for future services which will occur between 6 months to three years. Prepaid expenses principally include prepayments in fully vested, non-forfeitable equity instruments for general consulting, investor relations, and business advisory services, which are being amortized over the terms of their respective agreements.

Deferred Offering Costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized and consist principally of professional, underwriting and other expenses incurred through the balance sheet date that are directly related to the Company’s proposed public offering. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of September 30, 2025 and June 30, 2025, the Company had recorded $15,000 and $291,773, respectively, in deferred offering costs for both periods.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through September 30, 2025 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

As of September 30, 2025 and June 30, 2025, the Company was owed $8,383 and $5,302, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the three months ended September 30, 2025 and 2024 were $60,201 and $61,714, respectively.

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

September 30, 2025

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

	September 30, 2025	September 30, 2024
	(Unaudited)	(Unaudited)
Stock Warrants with no designations	30,250	250
Series A Warrants as if converted at alternate cashless exercise price	-	33,239
Series C Warrants as if converted at alternate cashless exercise price *	-	152,933
Convertible Debt	128,431	3,514
Total	158,681	189,936

*	Only convertible ratably upon exercise of Series B Warrants

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”). The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. All activities are related to the development of cancer treatment and the Company has not commenced commercial operations or generated revenues to date. All activities are related to the development of the cancer treatment and the Company has not commenced commercial operations or generated revenues to date. The CODM is the chief executive officer of the Company, who reviews operating results and utilizes consolidated financial information, including operating expenses, operating loss, and net loss as reported on the consolidated statements of operations, to make decisions about operating decisions, allocate resources and assess performance for the entire Company. Consolidated net loss is our segment’s primary measure of loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The single segment constitutes all the consolidated entity, and the accompanying consolidated financial statements and the notes to the accompanying consolidated financial statements are representative of such amounts. For the three months ended September 30, 2025 and 2024, the Company operates in one operating segment.

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

On November 4, 2024 the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE) requiring additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. This standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 applies to all public business entities (PBEs) and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. Early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2024-03 may have on the Company’s condensed consolidated financial statements.

 PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the three months ended September 30, 2025, the Company had no revenues, had a net loss of $4,837,738, and had net cash used in operations of $1,939,067. Additionally, As of September 30, 2025, the Company had accumulated deficit of $130,459,258. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issue date of this Quarterly Report.

The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

On August 18, 2025, the Company sold 1,000,000 shares of common stock for total gross proceeds of $4,000,000. After deducting the underwriting commissions and offering expenses, the Company received net proceeds of approximately $3.3 million (see Note 7).

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2025 and June 30, 2025.

	September 30, 2025 (Unaudited)	June 30, 2025

Office equipment at cost	$27,756	$25,078
Less: Accumulated depreciation	(25,392)	(25,078)

Total property, plant, and equipment	$2,364	$-

Depreciation expense for the three months ended September 30, 2025 and 2024 were $125 and $0, respectively.

NOTE 4 – DUE TO AND LOANS FROM FORMER DIRECTOR - RELATED PARTY

Due to former director – related party

Due to former director – related party represented unsecured advances made primarily by a former director for operating expenses on behalf of the Company, such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and were due upon demand. The Company was not charged interest under these advances. The total amount owed to the former director at September 30, 2025 and June 30, 2025 were $0 for both periods. On January 23, 2025, the Company entered into a Debt Exchange Agreement (“the Debt Exchange”) with the former director (see below) to settle such debt.

Loan from Former Director - Related Party

Loan from the Company’s former director at September 30, 2025 and June 30, 2025 were $0 for both periods. The loan bore no interest and was payable on demand.

On January 23, 2025, the Company entered into a Debt Exchange with the former director and issued 30,000 shares of common stock in exchange for the total outstanding loans of $74,395 (which also includes the $29,759 amount as noted above under due to former director). Those shares were valued at approximately $13 per share or $375,000, being the closing price of the stock on the date of grant to the former director. Accordingly, the fair market value of the shares issued was $375,000, resulting in a loss on extinguishment of debt at the time of exchange of $300,605 during fiscal year 2025.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

NOTE 5 – LOANS

Loans payable - Related Party

Between November 2023 and May 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $71,629. Additionally, in August 2024, the same affiliated institutional investor loaned the Company an amount of $85,000 AUD ($57,639 USD). These loans are payable on demand and were non-interest bearing. In September 2025, the Company agreed to pay interest of 12% per annum beginning from the funding date of these loans.

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

Between November 2024 and December 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $15,000 AUD ($9,731 USD). These loans are payable on demand and were non-interest bearing. The Company repaid $12,000 AUD ($7,774 USD) including additional interest expense of $653 on August 19, 2025. In September 2025, the Company agreed to pay interest of 12% per annum beginning from the funding date of these loans.

Effective December 3, 2024, the Company entered into and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $175,000 AUD ($113,485 USD). The Company used the net proceeds for general working capital purposes. The term of the loan is four months or less (to be determined at the discretion of the Company), with $70,000 AUD was due on February 28, 2025 and $105,000 AUD was due on April 2, 2025. The loan bears an interest rate of 12% per annum and default interest rate of 18% per annum. Such loan is past due and currently in default.

In January 2025, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $25,000 AUD ($15,485 USD). This loan bore no interest and was payable on demand. The Company repaid $15,485 USD including additional interest expense of $1,169 on August 19, 2025.

On April 12, 2025, the Company entered into and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $63,188 AUD ($39,625 USD). The Company used the net proceeds for general working capital purposes. The maturity date was on June 30, 2025. The loan bore an interest rate of 12% per annum and default interest rate of 18% per annum. The Company repaid $39,625 USD including additional interest expense of $1,818 on August 19, 2025.

On June 13, 2025, the Company entered into and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $15,000 AUD ($9,675 USD). The Company used the net proceeds for general working capital purposes. The maturity date was on June 30, 2025. The loan bore an interest rate of 12% per annum and default interest rate of 18% per annum. The Company repaid $9,675 USD including additional interest expense of $257 on August 19, 2025.

Between July 3, 2025 and August 14, 2025, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $120,000 AUD ($78,249 USD). These loans bore no interest and were payable on demand. The Company fully repaid these loans on August 19, 2025.

On July 5, 2023, the Company and an institutional investor affiliated with one of our directors, Josef Zelinger, entered into a letter agreement, pursuant to which such investor loaned the Company an aggregate of $230,000 AUD ($153,256 USD). Pursuant to such agreement, the term of such loan is three (3) years, ending on July 5, 2026, with an interest rate of 10% to be paid monthly in arrears. In connection with such loan, the Company issued 250 warrants to purchase common stock to such investor immediately exercisable at an initial exercise price of $600 per share (subject to certain adjustments such as stock dividend, stock splits, subsequent right offering and pro-rata distribution) with an expiry date of July 5, 2026. The Company accounted for the 250 warrants issued with this loan payable as debt discount by using the relative fair value method. The total debt discount which is equivalent to the relative fair value of the warrants of $141,084 was based on a fair value determination using a Black-Scholes model with the following assumptions: stock price at valuation date of $7,140 based on the closing price of common stock at date of grant, exercise price of $600, dividend yield of zero, expected term of 3.00, a risk-free rate of 4.59%, and expected volatility of 268%. The debt discount shall be amortized over the term of this loan. A portion of the proceeds of such loan were used to repay an outstanding balance of approximately $143,000 due on a convertible note held by a third-party investor which had been in default. Amortization of debt discount for fiscal year 2025 was $46,985. Amortization of debt discount from this loan for the three months ended September 30, 2025 was $11,843. The total principal outstanding under this loan was $153,256 and remaining debt discount of $47,629 as of June 30, 2025 as reflected in the accompanying condensed consolidated balance sheet as loan payable – long-term – related party, net of discount of $105,627. The total principal outstanding under this loan, net of discount was $117,470 ($153,256 principal and remaining unamortized debt discount of $35,786) as of September 30, 2025 and has been reclassified as a short-term loan.

Total remaining balance of all the above loans payable – related parties, net of discount amounted to $460,240 and $415,329 as of September 30, 2025 and June 30, 2025, respectively. Accrued interest for all of the above loans payable – related parties as of September 30, 2025 and June 30, 2025 were $86,907 and $56,935, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Loans Payable

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC (“Crown Bridge”), pursuant to which Crown Bridge purchased a convertible promissory note from the Company (the “Crown Bridge Note”), which had a remaining principal balance of $65,280 as of September 30, 2025 and June 30, 2025. The maturity date of the Crown Bridge Note was October 3, 2020 and is currently past due. The Crown Bridge Note bore interest at a default interest rate of 15% per annum. In August 2022, the SEC filed a complaint against Crown Bridge due to its violation of Section 15(a)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Crown Bridge agreed to surrender all conversion rights in its currently held convertible notes, including the Crown Bridge Note. Consequently, during fiscal year 2023, the Company reclassified the remaining principal balance of $65,280 from a convertible note into a loan payable which is the principal balance at September 30, 2025 and June 30, 2025. The total accrued interest from this loan amounted to $57,828 and $55,360 as September 30, 2025 and June 30, 2025, respectively.

Loans Payable - others

In June 2024, the Company entered into loan agreements with two investors who loaned the Company an aggregate of $120,000 AUD ($79,811 USD). The maturity dates of these loans were both in June 2025. These loans bore interest at a rate of 12% per annum. On February 5, 2025, the Company entered into a Debt Exchange Agreements with the two investors and issued an aggregate of 30,000 shares of common stock in exchange for the total outstanding loan including accrued interest of $86,248. Those shares were valued at $10 per share or $300,000, being the closing price of the stock on the date of grant to the two investors. Accordingly, the fair market value of the shares issued was $300,000, resulting in a loss on extinguishment of debt at the time of exchange of $213,752 during fiscal year 2025. As of September 30, 2025 and June 30, 2025, the total balance of these loans including accrued interest amounted to $0 and $6,286, respectively. The Company fully paid the accrued interest of $6,286 on August 27, 2025.

The aggregate principal outstanding on the above loans was $65,280 as of September 30, 2025 and June 30, 2025 for both periods.

Loans in default

The Crown Bridge Note is currently past due and in default, consisting of $65,280 principal and $57,828 accrued interest, which includes interest accruing at the default interest rate at 15%. Loans payable – related party for total principal amount of $211,545 and accrued interest of $31,226 which includes interest accruing at the default interest rate at 18% with maturity dates between November 2024 and April 2025 were in default as of September 30, 2025.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES

The Company’s promissory notes outstanding at September 30, 2025 and June 30, 2025 were as follows:

	September 30, 2025 (Unaudited)	June 30, 2025
Principal amounts of notes payable	$-	$589,277
Unamortized discounts	-	(45,965)
Notes payable, net	$-	$543,312

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

On May 7, 2025, the Company entered into a promissory note agreement with an institutional investor, pursuant to which the investor agreed to purchase a promissory note from the Company in the aggregate principal amount of $90,000, for a purchase price of $75,000. Such note is a non-convertible note. The maturity date of the note was on June 15, 2025 and bears interest at a rate of 10% per annum and default interest rate of 18% per annum. Repayment of the note may occur as follows: (a) if the Company repaid this note on or before June 7, 2025, then Company shall pay investor in cash the sum of one hundred percent (100%) of the sum of the outstanding principal amount of the note (the “Principal Amount”) at such time, all accrued interest unpaid at such time, and any other payment due; and (b) if the Company repaid the note after June 7, 2025 and on or before July 7, 2025, then Company shall pay investor in cash the sum of one hundred twenty percent (120%) of the sum of the outstanding Principal Amount at such time, all accrued interest unpaid at such time, and any other payment due (the “Maximum Repayment Amount”) or (b) at such time as the Company and the investor may agree to effect repayment. As of June 30, 2025, the promissory note was in default.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

On June 2, 2025, the Company entered into a promissory note agreement with an institutional investor, pursuant to which the investor agreed to purchase a promissory note from the Company in the aggregate principal amount of $60,000, for a purchase price of $50,000. Such note is a non-convertible note. The maturity date of the note is on July 15, 2025 and bears interest at a rate of 10% per annum and default interest rate of 18% per annum. Repayment of the note may occur as follows: (a) if the Company repaid this note on or before July 7, 2025, then Company shall pay investor in cash the sum of one hundred percent (100%) of the sum of the outstanding principal amount of the note (the “Principal Amount”) at such time, all accrued interest unpaid at such time, and any other payment due; and (b) if the Company repaid the note after July 7, 2025 and on or before August 7, 2025, then Company shall pay investor in cash the sum of one hundred twenty percent (120%) of the sum of the outstanding Principal Amount at such time, all accrued interest unpaid at such time, and any other payment due (the “Maximum Repayment Amount”) or (b) at such time as the Company and the investor may agree to effect repayment.

On July 18, 2025, the Company entered into a promissory note agreement with an investor, pursuant to which the investor agreed to purchase a promissory note from the Company in the aggregate principal amount of $82,500, for a purchase price of $75,000. Such note was a non-convertible note. The Company used the net proceeds therefrom for general working capital purposes. The maturity date of the note was September 15, 2025 and bore interest at a rate of 10% per annum and default interest rate of 18% per annum. Repayment of the note may occur as follows: (a) if the Company repaaid this note on or before August 18, 2025, then Company shall pay investor in cash the sum of one hundred percent (100%) of the sum of the outstanding principal amount of the note (the “Principal Amount”) at such time, all accrued interest unpaid at such time, and any other payment due; and (b) if the Company repaid the note after August 18, 2025 and on or before September 18, 2025, then Company shall pay investor in cash the sum of one hundred twenty percent (120%) of the sum of the outstanding Principal Amount at such time, all accrued interest unpaid at such time, and any other payment due (the “Maximum Repayment Amount”) or (b) at such time as the Company and the investor may agree to effect repayment.

On August 19, 2025, the Company fully repaid the total principal for all the above mentioned promissory notes amounting $434,905 including total accrued interest, default and prepayment penalty of $35,076.

As of September 30, 2025 and June 30, 2025, the total principal outstanding under these notes was $0 and $352,405, respectively, and remaining debt discount of $0 and $3,488 as of September 30, 2025 and June 30, 2025, respectively, as reflected in the accompanying condensed consolidated balance sheet as notes payable, net of discount. Accrued interest from these notes amounted to $0 and $5,718 as of September 30, 2025 and June 30, 2025, respectively. Amortization of debt discount from these notes for the three months ended September 30, 2025 and 2024 was $10,988 and $0, respectively.

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

On June 10, 2024, the Company entered into a 15% promissory note in the amount of $49,200 less original issue discount of $8,200 and legal and financing costs of $6,000 for net proceeds of $35,000 with 1800 Diagonal Lending, LLC. The principal and accrued interest is payable on or before April 15, 2025. Any amount of principal or interest on this note which is not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same is paid. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid on December 15, 2024 in the amount of $28,290 and 4 payments each in the amount of $7,073 (a total payback to the Holder of $56,580). The first payment of $7,073 shall be due on January 15, 2025 with 3 subsequent payments each month thereafter. The Company shall have a five (5) day grace period with respect to each payment. In November 2024, the Company fully paid the principal of $49,200 and accrued interest of $5,683.

On January 31, 2025, the Company entered into and closed a securities purchase agreement 1800 Diagonal (the “Investor”), pursuant to which the Investor agreed to purchase a convertible promissory note from the Company in the aggregate principal amount of $65,000, for a purchase price of $56,000. The Company used the net proceeds therefrom for general working capital purposes. The maturity date of the note was November 30, 2025 and the note bore a one-time interest charge of fifteen percent that shall be applied on the issuance date. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in five (5) payments, with the first on July 30, 2025 for $37,375, and the other four payments of $9,344 on August 30, 2025, September 30, 2025, October 30, 2025 and November 30, 2025 (a total payback to the Holder of $74,750). The Company shall have a five (5) day grace period with respect to each payment. In July 2025 and August 2025, the Company fully paid the principal of $ 65,000 including interest of $9,750.

On March 25, 2025, the Company entered into and closed a securities purchase agreement 1800 Diagonal (the “Investor”), pursuant to which the Investor agreed to purchase a convertible promissory note from the Company in the aggregate principal amount of $79,200, for a purchase price of $67,000. The Company used the net proceeds therefrom for general working capital purposes. The maturity date of the note was January 30, 2026 and the note bore a one-time interest charge of fifteen percent that shall be applied on the issuance date. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in five (5) payments, with the first on September 30, 2025 for $45,540, and the other four payments of $11,385 on October 30, 2025, November 30, 2025, December 30, 2025 and January 30, 2026 (a total payback to the Holder of $91,080). The Company shall have a five (5) day grace period with respect to each payment. In August 2025, the Company fully paid the principal of $79,200 including interest of $11,880.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

On June 13, 2025, the Company entered into a 15% promissory note in the aggregate principal amount of $67,860, for a purchase price of $58,000. This note contained original issue discount of $8,000 and legal and financing costs of $9,860 for net proceeds of $50,000 with 1800 Diagonal Lending, LLC. The maturity date of the note was April 15, 2026 and the note bore a one-time interest charge of fifteen percent that shall be applied on the issuance date. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in five (5) payments, with the first on December 15, 2025 for $39,020, and the other four payments on January 15, 2026, February 15, 2026, March 15, 2026 and April 15, 2026, each for $ 9,755 (a total payback to the Holder of $78,039). The Company shall have a five (5) day grace period with respect to each payment. In August 2025, the Company fully paid the principal of $67,860 including interest of $10,179.

The Company had the right to accelerate payments or prepay in full at any time with no prepayment penalty. At any time following an event of default, the noteholder had the right, to convert all or any part of the outstanding and unpaid amount of these notes into shares of common stock. The conversion price of the above notes was 65% multiplied by the lowest trading price for the common stock during the 10 trading days prior to the conversion date (representing a discount rate of 35%) subject to a 4.99% beneficial ownership limitations. Upon the occurrence of any event of defaults, these notes shall be immediately due and payable in an amount equal to 150% default percentage multiplied by the sum of the outstanding principal balances plus accrued interest and default interest.

Between July 2025 and August 2025, the Company fully repaid the total principal amount of $212,060 including accrued interest for the above 1800 Diagonal Lending promissory notes.

As of September 30, 2025 and June 30, 2025 the total balance of these 1800 Diagonal Lending promissory notes amounted to $0 and $212,060, respectively and accrued interest of $0 and $7,638, respectively.

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

As of June 30, 2025, the total balance of principal and accrued interest of the Red Road Holdings promissory note amounted to $24,812 and $303, respectively, after the payment of the first installment of $28,290 in June 2025. As of September 30, 2025, the total balance of principal and accrued interest of the Red Road Holdings promissory note amounted to $0 after the full payment of the principal of $24,812 including interest of $3,478 in July 2025 and August 2025.

The total balance of the above nine promissory notes, net of unamortized discount of $45,965 was $543,312 at June 30, 2025. As of September 30, 2025 the total balance of the above promissory notes amounted to $0 and accrued interest of $0.

Convertible Notes

The Company’s convertible notes outstanding at September 30, 2025 and June 30, 2025 were as follows:

	September 30, 2025 (Unaudited)	June 30, 2025
Convertible notes and debenture	$131,000	$520,797
Unamortized discounts	(24,032)	(97,276)
Premium, net	-	114,400
Convertible notes, net	$106,968	$537,921

1800 Diagonal Lending (formerly known as Sixth Street Lending) Securities Purchase Agreements

July 22, 2025 Securities Purchase Agreement

On July 22, 2025, the Company entered into and closed a securities purchase agreement with 1800 Diagonal, pursuant to which the 1800 Diagonal agreed to purchase a convertible promissory note from the Company in the aggregate principal amount of $112,350, for a purchase price of $107,000. The Company used the net proceeds therefrom for general working capital purposes. The maturity date of the note was April 30, 2026, and bore interest at a rate of 10% per annum. Such principal and the interest thereon were convertible into shares of the Company’s common stock at the option of 1800 Diagonal any time after 180 days from the date of issuance. This note contained debt issue costs of $7,000. The Company fully repaid this note in August 2025.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The following terms shall apply to the above 1800 Diagonal notes:

The 1800 Diagonal Note bore interest at a rate of 10% per annum, which interest may be paid by the Company to 1800 Diagonal in shares of the Company’s common stock; but shall not be payable until the 1800 Diagonal Note becomes payable, whether at the maturity date or upon acceleration or by prepayment.

During the first 60 to 180 days following the date of the note, the Company had the right to prepay the principal and accrued but unpaid interest due under all of the above notes, together with any other amounts that the Company may owe the holder under the terms of the note, at a premium ranging from 120% to 125% as defined in the note agreement. After this initial 180-day period, the Company does not have a right to prepay such note.

The conversion prices for the above1800 Diagonal note was 75% (representing a 25% discount) of the market price which means the average of the lowest ten trading prices of the common stock for the ten trading days immediately prior to the delivery of a notice of conversion. Notwithstanding the foregoing, 1800 Diagonal shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by 1800 Diagonal and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. The Company treated the convertible note as stock settled debt under ASC 480 and accordingly the Company recorded a total debt premium of $37,450 which was recorded during the three months ended September 30, 2025.

The above note contained certain events of default, upon which principal and accrued interest will become immediately due and payable. In addition, upon an event of default, interest on the outstanding principal shall accrue at a default interest rate of 22% per annum, or if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. Further, certain events of default may trigger penalty and liquidated damage provisions. Failure to deliver shares of common stock upon conversion of the above 1800 Diagonal notes within three business days of notice of conversion will result in the Company paying a penalty of $1,000 per day, subject to certain exceptions.

Upon certain events of default, the above 1800 Diagonal notes will become immediately due and payable and the Company must pay 1800 Diagonal 150% of the then-outstanding principal amount of the above 1800 Diagonal note, plus any interest accrued upon such event of default or prior events of default (the “Default Amount”). Further, upon any event of default relating to the failure to issue shares of common stock upon the conversion of such notes, such note become immediately due and payable in an amount equal to twice the Default Amount.

The total principal amount outstanding under the above 1800 Diagonal financing agreements was $0 as of September 30, 2025 following the repayment in full of principal balance of $112,350 including accrued interest and prepayment penalty of $23,283. Accordingly, $37,450 of the put premium was recorded into gain on extinguishment of debt in respect to the 1800 Diagonal financing agreements during the three months ended September 30, 2025 following repayment of the principal balance.

ONE44 Capital Securities Purchase Agreements

December 8, 2023 Securities Purchase Agreement

On December 8, 2023, the Company entered into a securities purchase agreement with ONE44, pursuant to which ONE44 purchased a convertible redeemable note (the “December 8, 2023 ONE44 Note”) from the Company in the aggregate principal amount of $150,000, such principal and the interest thereon were convertible into shares of the common stock at the option of ONE44 any time after the six-month anniversary of the December 8, 2023 ONE44 Note. The transaction contemplated by such purchase agreement closed on December 8, 2023. The December 8, 2023 One44 Note contained an original issue discount amount of $15,000. Pursuant to the terms of such purchase agreement, the Company paid $7,500 for ONE44’s legal fees. The Company used the net proceeds from the December 8, 2023 ONE44 Note for general working capital purposes. The maturity date of the December 8, 2023 One44 Note was December 8, 2024. The December 8, 2023 ONE44 Note bore interest at a rate of 10% per annum, which interest was payable in shares of common stock, but was not payable until the maturity date or upon acceleration or by prepayment of such note. The December 8, 2023 One44 Note was fully converted in August 2025.

The following terms shall apply to the above ONE44 note:

During the first 60 to 180 days following the date of these notes, the Company has the right to prepay the principal and accrued but unpaid interest due under the above note issued to ONE44, together with any other amounts that the Company may owe ONE44 under the terms of the note, at a premium ranging from 120% to 135% as defined in the relevant note. After this initial 180-day period, the Company does not have a right to prepay such note.

The conversion price for the above ONE44 note was 60% (representing a 40% discount) of the market price of the common stock, which was based on the lowest closing bid prices of the common stock between ten and fifteen trading days immediately prior to the delivery of a notice of conversion. Notwithstanding the foregoing, such note was subject to 4.99% beneficial ownership limitations. The above ONE44 note was treated as stock settled debt under ASC 480 and accordingly the Company recorded a total debt premium of $100,000 which was recorded during fiscal year 2024.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The total principal amount outstanding under the above ONE44 financing agreements was $104,460 and accrued interest was $24,962 as of June 30, 2025 following conversion of $14,840 of the principal balance and $1,006 accrued interest during the year ended June 30, 2025. Accordingly, $9,893 of the put premium was released to additional paid in capital in respect to the ONE44 financing agreements during the year ended June 30, 2025 following conversion of the principal balance.

The total principal amount and accrued interest outstanding under the above ONE44 financing agreement was $0 as of September 30, 2025 following conversion of $104,460 of the principal balance and $17,715 accrued interest during the three months ended September 30, 2025. Accordingly, $69,640 of the put premium was released to additional paid in capital in respect to the ONE44 financing following the conversion of the principal balance.

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

September 30, 2025

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

The maturity date of the GS Capital Note is October 7, 2025. The GS Capital Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note is equal to $9 per share, provided that the fixed price will be reduced to $6 per share in the event that the market price of the Common Stock trades below $8 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default. The February 7, 2025 GS Capital Note was fully converted in October 2025.

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

The maturity date of the GS Capital Note was November 11, 2025 and is currently in default. The GS Capital Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note is equal to $6 per share, provided that the fixed price will be reduced to $3 per share in the event that the market price of the Common Stock trades below $5 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

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

The total principal outstanding and accrued interest under all of the above GS Capital notes were $131,000 and $5,708, respectively, as of September 30, 2025, following conversion of $55,650 of the principal balance, $9,095 accrued interest and $937 conversion fees during the three months ended September 30, 2025. Additionally, the Company repaid total principal balance of $66,000 and accrued interest of $5,164 in August 2025. During the three months ended September 30, 2025, an aggregate total of $131,000 of the above GS Capital notes were bifurcated with the embedded conversion option which were recorded as derivative liabilities at fair value as of September 30, 2025 (see Note 11).

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

September 30, 2025

(Unaudited)

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

The principal and interest on the notes were convertible into shares of common stock of the Company at the option of 104 at any time following the issuance date of the notes (the “Conversion Shares”) at a price per share equal to 65% of the lowest closing trade price of the common stock during the ten (10) trading days prior to conversion (representing a discount of 35%). Notwithstanding the foregoing, such conversions were subject to a 4.99% beneficial ownership limitation and adjustments for mergers, consolidations, reorganizations and similar events set forth in the notes, other than a transfer or sale of all or substantially all Company assets. Pursuant to the notes, the Company was required to maintain an initial reserve of at least 500% of the number of conversion shares, subject to any increase of such reserved amount to reflect the Company’s obligations under the notes. The above 104 notes were treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $45,096 was recorded as a put premium during fiscal year 2024.

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

The Company recorded a total default penalty of $41,563 as additional principal as of June 30, 2025. The total principal amount outstanding and accrued interest under all of the above 104 notes was $124,688 including the default penalty and accrued interest of $9,093 as of June 30, 2025, following conversion of $625 of the principal balance and $4,000 accrued interest during fiscal year 2025.

The total principal amount outstanding and accrued interest under all of the above 104 notes was $0 as of September 30, 2025, following conversion of $124,688 of the principal balance and $8,819 accrued interest in August 2025. Accordingly, $44,760 of the put premium was released to additional paid in capital in respect to the 104 notes following the conversion of the principal balance.

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

June 12, 2025 Securities Purchase Agreement

On June 12, 2025, the Company entered into a securities purchase agreement with Geebis, pursuant to which Geebis purchased a convertible redeemable note from the Company in the aggregate principal amount of $25,000, such principal and the interest thereon were convertible into shares of the Company’s common stock at the option of Geebis. The Geebis note contained a $2,500 original issue discount. The Company used the net proceeds from the Geebis note for general working capital purposes. The initial conversion price for this note was equal to $5 per share, provided that the fixed price will be reduced to $4 per share in the event that the market price of the common stock trades below $3 per share for five consecutive trading days. In the event of default, the conversion price shall be equal to 65% of the lowest ten trading price of the common stock on which the Company’s shares are then traded or any exchange upon which the common stock may be traded in the future.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The following terms shall apply to all of the above Geebis notes:

Notwithstanding the foregoing, such conversions were subject to a 4.99% beneficial ownership limitation and adjustments for mergers, consolidations, reorganizations and similar events set forth in the note, other than a transfer or sale of all or substantially all Company assets. Pursuant to the note, the Company was required to maintain an initial reserve of at least 500% of the number of conversion shares, subject to any increase of such reserved amount to reflect the Company’s obligations under the note.Additionally, the conversion price of the Geebis note will be adjusted in favor of the note holder if the Company issues securities with more favorable conversion terms. The effective conversion price of the outstanding Geebis note was 60% (representing a 40% discount) of the market price, which was the lowest closing bid prices of the common stock for the ten trading days immediately prior to the delivery of a notice of conversion. The above Geebis notes were bifurcated from the embedded conversion option which were recorded as derivative liabilities at fair value (see Note 11).

During the first 60 to 180 days following the date of the above Geebis notes, the Company had the right to prepay the principal and accrued but unpaid interest due under all of the above notes issued to Geebis, together with any other amounts that the Company may owe Geebis under the terms of the note, at a premium ranging from 110% to 125% of the principal amount and interest of such note. After this initial 180-day period, the Company does not have a right to prepay such notes.

Upon the occurrence and during the continuation of certain events of default, interest accrued at a default interest rate of 24% per annum or, if such rate was usurious or not permitted by current law, then at the highest rate of interest permitted by law. In the event that the Company failed to deliver to Geebis shares of common stock issuable upon conversion of principal or interest under all of the above Geebis note, the penalty became $250 per day for each day that the shares were not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty increased to $500 per day beginning on the 10th day. In the event that the Company loss the bid price of its common stock on OTC markets, such Geebis notes do not incur penalty and instead the outstanding principal amount increases by 20%.

In February 2025, the Company repaid $8,000 of the principal amount. The total principal outstanding and accrued interest under all of the above Geebis notes were $39,000 and $821, respectively, as of June 30, 2025. As of June 30, 2025, an aggregate total of $39,000 of the above Geebis note was bifurcated with the embedded conversion option which was recorded as derivative liabilities at fair value as of June 30, 2025 (see Note 11).

In August 2025, the Company repaid $25,000 of the principal amount and accrued interest of $2,916. Additionally, the Company fully converted $14,000 of the principal balance and $1,423 accrued interest in August 2025. Consequently, the total principal outstanding and accrued interest under all of the above Geebis notes were $0 as of September 30, 2025.

Amortization of debt discounts

The Company recorded $12,350 and $66,000, of debt discounts related to the above note issuances during the three months ended September 30, 2025 and 2024, respectively. The Company recorded $37,450 and $0 of put premiums related to the above note issuances during the three months ended September 30, 2025 and 2024, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the three months ended September 30, 2025 and 2024 was $150,902 and $56,983, respectively.

The Company reclassified $114,399 and $9,336 in put premiums to additional paid in capital following conversions during the three months ended September 30, 2025 and 2024, respectively. Additionally, $37,450 of the put premium was recorded into gain on extinguishment of debt during the three months ended September 30, 2025 following repayment of the principal balance.

NOTE 7 – STOCKHOLDERS’ EQUITY

Preferred Stock

The total number of shares of preferred stock that the Company is authorized to issue is 1,500,005, $0.01 par value per share. These preferred shares have no rights to dividends, profit sharing or liquidation preferences, subject to any such rights provided for such shares in any certificate of designation filed by the Company with the State of Delaware.

Of the total preferred shares authorized, 500,000 had been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation for the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on December 9, 2014. There were no shares of Series A Preferred Stock issued and outstanding as of September 30, 2025 and June 30, 2025 for both periods.

Pursuant to a certificate of designation filed with the Secretary of State of the State of Delaware on June 16, 2015, five shares of preferred stock have been designated as Series B Preferred Stock, par value $0.01 per share, of the Company (“Series B Preferred Stock”). Each holder of shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of September 30, 2025 and June 30, 2025. Mr. Nathanielsz, the Company’s Chief Executive Officer, directly beneficially owns such one share of Series B Preferred Stock.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued during three months ended September 30, 2025 and fiscal year 2025.

Common Stock:

Shares issued for cash

On August 14, 2025, the Company entered into an underwriting agreement with D. Boral Capital, LLC, as representative of the underwriters in connection with a public offering of the Company’s common stock. The Underwriting Agreement provided for the offer and sale of 1,000,000 shares of common stock at a price to the public of $4.00 per share (the “Offering”). In connection therewith, the Company agreed to issue to the representative, warrants to purchase 30,000 of shares of common stock at a price equal $4.00 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, from February 15, 2026 through August 15, 2030 and contains cashless exercise provision. The Company also granted the Underwriters an overallotment option for a period of 45 days to purchase up to an additional 150,000 shares of common stock which was not consumated. The Company paid underwriting commissions and offering expenses of $535,000 in August 2025 upon closing of the Offering (see below).

On August 18, 2025, the Offering was completed. At the closing, the Company (i) sold 1,000,000 shares of Common Stock for total gross proceeds of $4,000,000, and (ii) issued the Representative’s Warrants. After deducting the underwriting commissions and offering expenses, the Company received net proceeds of approximately $3.3 million after deducting commissions and related offering expenses of approximately $686,000 (“Total Offering Fees”). During the three months ended September 30, 2025, deferred offering costs of $281,773 (included in the Total Offering Fees) were charged to additional paid-in capital upon the completion of the Offering.

Shares issued for conversion of convertible debt

From July 1, 2025 through September 30, 2025, the Company issued an aggregate of 194,966 shares of its common stock at an average contractual conversion price of $1.75 as a result of the conversion of principal of $298,797, interest of $37,053 and conversion fees $4,906 underlying certain outstanding convertible notes converted during such period.

Included in the above conversion during the three months ended September 30, 2025, were principal aggregate amount of convertible notes of $69,650, accrued interest of $10,519 and conversion fees of $1,406 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $178,884, resulting in a loss on extinguishment at the time of conversion of $97,308 and $255,720 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net gain of $158,411 which is included in gain (loss) on extinguishment of debt in the accompanying condensed consolidated statements of operations.

The Company reclassified $114,399 from put premium liabilities to additional paid in capital following conversions during the three months ended September 30, 2025.

The Company has 1,326,828 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at September 30, 2025.

Shares issued for services

On August 15, 2025, the Company and a consultant agreed to enter into a three-month consulting agreement to provide digital marketing related services for a monthly fee of $100,000 and a one-time payment of $300,000 upon signing this agreement. On August 30, 2025, the Company amended this agreement whereby the Company agreed to provide additional compensation by issuing 500,000 shares of common stock every three months. The first issuance of shares occurred on September 1, 2025 and subsequent issuances shall occur on the first day of every three-month period thereafter. Except for the changes made in the amendment, all other terms and provisions of the original agreement shall remain unchanged and in full force and effect. These shares were valued at $2.73 or $1,365,000, being the closing price of the stock on the date of grant. During the three months ended September 30, 2025, the Company recorded stock-based compensation of $682,500 and prepaid expense – current portion of $682,500 as of September 30, 2025. The Company recorded the 500,000 shares as common stock issuable as of September 30, 2025 and such shares were issued in October 2025.

On August 24, 2025, the Company incurred consulting fees of $43,748 for management advisory services rendered to a consultant. The Company agreed to issue 10,937 shares of shares of common stock to consultant. These shares were valued at approximately $4.00 or $43,748, being the closing price of the stock on the date of grant. During the three months ended September 30, 2025, the Company recorded stock-based compensation of $43,748 and recorded 10,937 shares as common stock issuable as of September 30, 2025 and such shares were issued in October 2025.

During fiscal year 2025, the Company issued an aggregate of 2,025,000 shares of fully vested, non-forfeitable common stock to various consultants for consulting, investor relations and business advisory services with service terms ranging from 6 months to three years. Those shares were valued at a weighted average price of approximately $12 (ranging from $7 to $15) or $23,881,110, being the closing prices of the stock on each respective date of grants. During the fiscal year 2025, the Company recorded stock-based compensation of $4,621,230. During the three months ended September 30, 2025, the Company recorded stock-based compensation expense of $3,024,605. At June 30, 2025, the Company recorded prepaid expense – current portion of $8,334,046 and prepaid expense – long-term portion of $10,925,835 to be amortized over the terms of the respective agreements. At September 30, 2025, the Company recorded prepaid expense – current portion of $7,098,703 and prepaid expense – long-term portion of $9,136,572 related to fiscal year 2025 issuances to be amortized over the terms of the respective agreements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Restricted Stock Units

Pursuant to employment agreements dated in May 2019, the Company granted de minimis restricted stock unit (after the Reverse Stock Split) to the Company’s Chief Executive Officer and Chief Scientific Officer. Such restricted stock units are subject to vesting terms as defined in the employment agreements. Such restricted stock units were valued at the fair value of approximately $497,240 based on the quoted trading price on the date of grant. There were $248,620 unrecognized restricted stock units expense as of September 30, 2025 and June 30, 2025. A de minimis amount of unvested restricted stock units which are subject to various performance conditions have not yet been met and have not yet vested as of September 30, 2025 to which the above amount of $248,620 relates to.

Stock Warrants:

The following table summarizes warrant activity for the three months ended September 30, 2025:

		Weighted
	Number of	Average
	Shares	Price Per Share
Outstanding at June 30, 2025	250	$600.00
Granted	30,000	4.00
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2025	30,250	$3.99

Exercisable at September 30, 2025	250	$600.00
Outstanding and Exercisable:

Weighted average remaining contractual term	4.84
Aggregate intrinsic value	$-

On August 14, 2025, the Company entered into an underwriting agreement with D. Boral Capital, LLC, as representative of the underwriters in connection with a public offering of the Company’s common stock. In connection with the Offering, the Company agreed to issue to the representative, warrants to purchase 30,000 of shares of common stock at a price equal $4.00 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, from February 15, 2026 through August 15, 2030 and contains cashless exercise provision. The fair value of the warrants was approximately $86,000 which was based on a fair value determination using a Black-Scholes model and was recorded as an offering cost. Accordingly, there was no accounting effect on the date of grant.

Stock Options:

A summary of the Company’s option activity during the three months ended September 30, 2025 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price Per Share
Outstanding at June 30, 2025	0.000001	$271,980,000,000
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at September 30, 2025	0.000001	$271,980,000,000

Exercisable at September 30, 2025	0.000001	$271,980,000,000
Outstanding and Exercisable:

Weighted average remaining contractual term	3.62
Weighted average fair value of options granted during the period	$-
Aggregate intrinsic value	$-

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

During the three months ended September 30, 2025 and 2024, the Company recognized stock-based compensation of $0 for both periods from vested stock options. There was $0 of unvested stock options expense as of September 30, 2025. No stock options were granted during the three months ended September 30, 2025.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure on the September 30, 2025 and June 30, 2025 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

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

On July 27, 2022, the Company entered into a two-year research agreement with the University to provide certain research and experiment services to the Company. One of the Company’s Scientific Advisory Board is the lead joint researcher of the University. In exchange for full ownership of the intellectual property, the Company agreed to pay royalties of 1% of net revenues each to two members of the Scientific Advisory Board. In consideration of such services, the Company agreed to pay the University approximately 53,200 Euros ($53,806 USD) payable as follows:

- 18,200 Euros ($18,407 USD) upon execution (paid in August 2022),

- 8,000 Euros ($8,091 USD) in September 2022 (paid in September 2025),

- 7,000 Euros ($7,080 USD) in December 2022 (paid in September 2025),

- 10,000 Euros ($10,114 USD) in March 2023 (unpaid), and

- 10,000 Euros ($10,114 USD) in July 2023 (unpaid).

The commencement date for the experiments was on September 1, 2022, and the length of time for completion was 24 months. A doctoral thesis was completed in December 2024. A subsequent 12-month addendum for additional experiments is currently under negotiation.

As of September 30, 2025 and June 30, 2025, the Company has $33,737 and $51,468, respectively, balance due to the University for unreimbursed lab fees, which are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. As of September 30, 2025 and June 30, 2025, there are no royalty fees owed to the University.

Consulting Agreements

On August 14, 2025, the Company entered into an underwriting agreement with D. Boral Capital, LLC, as representative (the “Representative”) of the underwriters (the “Underwriters”) in connection with a public offering of the Company’s common stock, par value $0.001 (the “Common Stock”). The Underwriting Agreement provides for the offer and sale of 1,000,000 shares of Common Stock at a price to the public of $4.00 per share (the “Offering”). In connection therewith, the Company agreed to issue to the Representative, warrants to purchase 30,000 of shares of common stock at a price equal $4.00 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, from February 15, 2026 through August 15, 2030 and contain provisions for cashless exercise. The Company also granted the Underwriters an overallotment option for a period of 45 days to purchase up to an additional 150,000 shares of common stock. The Offering was made pursuant to a Registration Statement on Form S-1 and a related prospectus filed with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on August 13, 2025. The Underwriting Agreement includes customary representations, warranties and covenants by the Company. It also provides that the Company will indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended or contribute to payments the Underwriter may be required to make because of any of those liabilities. The Company paid underwriting commissions and offering expenses of $535,000 in August 2025 upon closing of the Offering (see Note 7).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

On September 25, 2025, the Company and a consultant agreed to enter into a one-year Advisory Agreement (the “Advisory Agreement”) to provide capital market advisory and strategic business analysis related services for a monthly fee of $2,500 and shall issue shares of the Company’s common stock worth $2,500 per month. In October 2025, the Company issued an aggregate of 4,336 share of common stock for services rendered and to be rendered from September 25, 2025 to December 25, 2025 in connection with the Advisory agreement.

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

ROU is summarized below:

	September 30, 2025 (Unaudited)	June 30, 2025
Office lease	$128,327	$128,327
Less: accumulated amortization	(72,048)	(68,914)
Right-of-use asset, net	$56,279	$59,413

Operating Lease liabilities are summarized below:

	September 30, 2025 (Unaudited)	June 30, 2025
Office lease	$128,327	$128,327
Reduction of lease liability	(65,747)	(68,914)
Less: office lease, current portion	(20,500)	(17,664))
Long term portion of lease liability	$42,080	$41,749

Remaining future minimum lease payments under non-cancelable operating lease at September 30, 2025 are as follows:

Fiscal Year 2026- remainder	$19,880
Fiscal Year 2027	27,755
Fiscal Year 2028	24,085
Imputed interest	(9,140)
Total operating lease liability	$62,580

The weighted average remaining lease term for the operating lease is 2.52 years as of September 30, 2025.

NOTE 9 – RELATED PARTY TRANSACTIONS

Lease Agreement

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease had a five-year term and provided for annual rental payments of $39,600 AUD or $28,325 USD, which includes $3,600 AUD or $2,575 USD of goods and service tax for total payments of $198,000 AUD or $141,629 USD during the term of the lease. Such lease expired in May 2021 and was renewed for another one-year term from May 2021 to May 2022. On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd. for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes. On May 4, 2025, the Company renewed for another one-year lease agreement with North Horizon Pty Ltd., a related party, for a monthly rent of $3,300 AUD or $2,127 USD (depending on exchange rate) per month plus taxes with an option to renew the lease for an additional two-year term (See Note 8). As of September 30, 2025 and June 30, 2025, total rent payable of $169,529 AUD ($112,228 USD) and $200,402 AUD ($131,684 USD), respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheet. Rent expense under the lease was $14,789 and $8,317 during the three months ended September 30 2025 and 2024, respectively and reflected as occupancy expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Loans payable - Related Party

Between July 3, 2025 and August 14, 2025, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $120,000 AUD ($78,249 USD). These loans bore no interest and were payable on demand (see Note 5).

On August 21, 2025, the Company fully repaid certain loans payable to a related party with loan dates from December 2024 to August 2025 with aggregate principal amount of $235,188 AUD ($150,808 USD), and accrued interest of $6,205 AUD ($3,994 USD) (see Note 5).

Total remaining balance of all the loans payable – related parties, net of discount amounted to $460,240 and $415,329 as of September 30, 2025 and June 30, 2025, respectively. The total principal outstanding under loan payable – long term - related party, net of discount, was $0 and $105,627 as of September 20, 2025 and June 30, 2025 (see Note 5).

Employment and Services Agreements with Management

The Company and Mr. Nathanielsz entered into an employment agreement as of February 25, 2015 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz’s employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement was scheduled to expire on February 25, 2019; however, the term of the Nathanielsz Employment Agreement automatically renews for successive one-year periods unless either party provides 30 days’ prior written notice of his or its intent not to renew. The Nathanielsz Employment Agreement continues in effect as amended on October 26, 2022 (see below). The Nathanielsz Employment Agreement provides Mr. Nathanielsz with a base salary of $25,000 AUD per month ($300,000 AUD annually or $205,680 USD) and a monthly contribution to Mr. Nathanielsz’s pension equal to 9.5% of his monthly salary. Mr. Nathanielsz has the ability to convert any accrued but unpaid salary into common stock at the end of each fiscal year at a conversion price to be determined by Mr. Nathanielsz and the Company, which will in no event be lower than par value or higher than the closing bid price on the date of conversion. Pursuant to the Nathanielsz Employment Agreement, Mr. Nathanielsz is entitled to an annual discretionary bonus in an amount up to 200% of his annual base salary, which bonus shall be determined by the Company’s board of directors based upon the performance of the Company. On March 16, 2018, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $300,000 AUD ($205,680 USD) to $400,000 AUD ($274,240 USD), effective February 2018. On August 1, 2022, the Company’s board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $400,000 AUD ($309,313 USD) to $600,000 AUD ($414,900 USD), effective July 1, 2022.

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, is and has been a non-executive, part-time employee of the Company since October 2015. Effective February 1, 2018, Mrs. Nathanielsz receives an annual salary of $120,000 AUD ($80,904 USD) and is entitled to customary benefits.

On August 12, 2021, the Board approved a bonus of $177,840 USD. A total of $221,890 AUD ($166,418 USD) in payments were made against the bonuses during the year ended June 30, 2021 resulting in a remaining balance of $422,610 AUD ($316,957 USD) bonus payable as of June 30, 2021 which was included in accrued expenses in the accompanying consolidated balance sheet. On August 12, 2021, pursuant to the Cancellation Agreement, Mr. Nathanielsz agreed to cancel $177,840 of the bonus payable in exchange for 99 shares of the Company’s Common Stock. On August 1, 2022, the Board approved a bonus of $140,000 AUD or $96,810 USD. A total of $25,000 AUD ($16,070 USD) in payments were made in respect of the bonuses during fiscal year 2024. In January 2024, the Board approved a bonus of $150,000 AUD or $102,195 USD resulting in a remaining balance of $217,540 AUD ($141,118 USD) bonus payable as of June 30, 2024.

In June 2025, the Board approved a bonus of $198,000 AUD or $130,106 USD resulting in a remaining balance of $415,540 AUD ($273,051 USD) bonus payable as of June 30, 2025. No bonus payments were made during the three months ended September 30, 2025 resulting in a remaining balance of $415,540 AUD ($275,087 USD) bonus payable as of September 30, 2025 which was included in accrued expenses in the accompanying condensed consolidated balance sheet.

Amended and Restated Employment Agreement

On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Mr. Nathanielsz for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD ($309,313 USD). Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase a de minimis share of common stock (the “Nathanielsz Options”), de minimis restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and an additional de minimis restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Board on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. The Nathanielsz Options and Additional Nathanielsz RSU’s are subject to vesting periods pursuant to the Employment Agreement. There are de minimis vested options and restricted stock units that are considered issuable as of September 30, 2025 and June 30, 2025.

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

September 30, 2025

(Unaudited)

Amended and Restated Employment Agreement

On May 14, 2019, the Company entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD ($41,580 USD). In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase a de minimis share of common stock (the “Kenyon Options”), a de minimis restricted stock units of the Company (the “Initial Kenyon RSUs”), and an additional de minimis restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan. The Kenyon Options have a term of 10 years from the date of grant. The Kenyon Options and Additional Kenyon RSU’s are subject to vesting periods pursuant to the Services Agreement. There are de minimis vested options and restricted stock units that are considered issuable as of September 30, 2025 and June 30, 2025.

As of September 30, 2025 and June 30, 2025, total accrued salaries of $215,500 AUD ($142,661 USD) and $202,000 AUD ($132,734 USD), respectively, were included in accrued expenses in the accompanying condensed consolidated balance sheets.

Employee Benefit Liability

As of September 30, 2025 and June 30, 2025, total employee benefit liability of $686,863 and $667,901, respectively, consist of unpaid or unused annual leave and long service leave by Mr. Nathanielsz and Sylvia Nathanielsz, as reflected in the accompanying condensed consolidated balance sheets.

Intercompany Loans

All intercompany loans were made by the parent to the Company’s subsidiary, Propanc PTY LTD, none of which has been repaid as of September 30, 2025. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment on the condensed consolidated balance sheet as accumulated other comprehensive income.

NOTE 10 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through September 30, 2025.

The Company primarily relied on funding from one convertible and two non-convertible debt lenders and received net proceeds after deductions of $19,850 for original issue discounts and debt issue costs during the three months ended September 30, 2025 from each of the three lenders of $100,000, $75,000, and $78,249, respectively which represents approximately 39%, 30% and 31%, respectively of total proceeds received by the Company during the three months ended September 30, 2025.

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

Receivable Concentration

As of September 30, 2025 and June 30, 2025, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

Foreign Operations

As of September 30, 2025 and June 30, 2025, the Company’s operations are based in Camberwell, Australia; however, the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales, for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of September 30, 2025, there has been no activity within this entity.

NOTE 11 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $131,000 (3 notes) and $291,650 (9 notes) of convertible debt, which were treated as derivative instruments outstanding at September 30, 2025 and June 30, 2025, respectively.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at September 30, 2025, the last trading day of the period ended September 30, 2025, was $1.70. The volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at September 30, 2025 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended September 30, 2025)	September 30, 2025
Volatility	-	425%
Expected Remaining Term (in years)	-	0.02 - 0.70
Risk Free Interest Rate	-	3.98-4.20%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis As of September 30, 2025 and June 30, 2025:

	Balance at September 30, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$167,878	$—	$—	$167,878
Total	$167,878	$—	$—	$167,878

	Balance at June 30, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$403,892	$—	$—	$403,892
Total	$403,892	$—	$—	$403,892

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

(Unaudited)

The following is a roll forward for the three months ended September 30, 2025 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2025	$403,892
Gain on debt extinguishment	(255,720)
Change in fair value included in statements of operations	19,706
Balance at September 30, 2025	$167,878

NOTE 12 – SUBSEQUENT EVENTS

Shares issued for conversion of convertible debt

In October 2025, the Company issued an aggregate of 42,224 shares of its common stock at a contractual conversion price of $1.09, as a result of the conversion of principal of $43,000, interest of $2,366 and conversion fees of $469 underlying certain outstanding convertible notes converted during such period.

Shares issued for services

In October 2025, the Company issued an aggregate of 510,937 shares of common stock for services rendered which was accounted for as common stock issuable as of September 30, 2025 (see Note 7).

In October 2025, the Company issued an aggregate of 4,336 share of common stock for services rendered and to be rendered from September 25, 2025 to December 25, 2025 in connection with the Advisory agreement dated on September 25, 2025 (see Note 8).

Securities Purchase Agreement

On October 7, 2025, the Company entered into a Securities Purchase Agreement (the “SPA”) with Hexstone Capital LLC (“Hexstone”) in connection with a private placement of a to be created class Series C Preferred Stock (“Series C Preferred Stock”). Each share of Series C Preferred Stock shall be convertible into shares of common stock of the Company at a price equal to the lesser of a fixed conversion price of $5.00 per share or 85% of the of the lowest trading price of the Common Stock during the period beginning on the day the holder sends a conversion notice to the Company and ending on the trading day on which the aggregate dollar volume of the Company’s common stock exceeds the product of the conversion amount set forth on the applicable conversion notice multiplied by seven (7) after the applicable holder receives the shares of common stock issuable upon conversion of the Series C Preferred Stock, subject to a five (5) trading day minimum. Pursuant to the SPA, at the Closing, the Company shall issue 100 shares of Series C Preferred Stock and a Warrant to purchase up to an additional 9,900 shares of Series C Preferred Stock (the Warrant”). On November 4, 2025 the closing conditions under the SPA were completed and the Company closed the transaction under the SPA, pursuant to which Hexstone purchased 100 shares of Series C Preferred Stock of the Company and a Warrant to purchase up to an additional 9,900 shares of Series C Preferred Stock, at an exercise price of $10,000 per Warrant share in exchange for cash payment of $1,000,099 to the Company. The shares of Series C Preferred Stock and the Warrant were issued pursuant to the private placement.

On November 4, 2025, the Company amended its Certificate of Incorporation and filed a Certificate of Designation with the Delaware Secretary of State that authorized the issuance of up to 9,900 shares of a new series of preferred stock, par value $0.01 per share, designated as “Series C Preferred Stock”.

The Series C Preferred Stock shall have a stated value of $10,000 per share and liquidation value equal to the greater of (A) 100% of stated value of such Series C Preferred Stock and (B) the amount per share such holder would receive if such holder converted into Common Stock immediately prior to the date of such payment. The holder of Series C Preferred Stock shall have a dividend rate of 0%. However, the dividend rate shall automatically be increased to ten percent (10.0%) per annum upon any bankruptcy triggering event as defined in the Certificate of Designation.

At any time after the initial issuance date, each share of Series C Preferred Stock shall be convertible into shares of common stock of the Company by the holder thereof by dividing the stated amount of each share of Series C Preferred Stock of $10,000 by the conversion price. The conversion price shall be the lesser of the fixed conversion price of $5.00 per share or 85% of the of the lowest trading price of the Common Stock during the period beginning on the day the holder sends a conversion notice to the Company and ending on the trading day on which the aggregate dollar volume of the Company’s common stock exceeds the product of the conversion amount set forth on the applicable conversion notice multiplied by seven (7) after the applicable holder receives the shares of common stock issuable upon conversion of the Series C Preferred Stock, subject to a five (5) trading day minimum. Upon any bankruptcy triggering event, the Company shall immediately redeem, in cash, each of the Series C Preferred Stock then outstanding at a redemption price equal to the applicable triggering event redemption price. Each of the Series C Preferred Stock subject to redemption by the Company shall be redeemed by the Company at a price equal to the greater of (i) the product of (A) the conversion amount to be redeemed multiplied by (B) the redemption premium of 110% and (ii) the product of (X) the conversion rate with respect to the conversion amount in effect multiplied by (Y) the product of (1) the redemption premium of 110% multiplied by (2) the VWAP of the Common Stock on any trading day during the period commencing on the date immediately preceding such triggering event and ending on the trading date prior to the date the Company makes the entire payment required to be made. Subject to the limitations specified in the Certificate of Designation, holders of Series C Preferred Stock shall have the right to vote on all matters presented to the stockholders for approval together with the shares of Common Stock, voting together as a single class, on an “as converted” basis using the conversion price.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Propanc Biopharma, Inc., and its wholly-owned Australian subsidiary, Propanc PTY LTD (collectively, “Propanc” or the “Company”) as of September 30, 2025 and for the three months ended September 30, 2025 and 2024 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2025 (this “Quarterly Report”). References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Propanc. This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “feel”, “forecast”, “intend”, “may,”, “outlook”, “plan”, “potential”, “predict”, “project,”, “seek”, “should”, “will”, “would” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Recent Developments

On August 14, 2025, we closed an underwritten public offering of 1,000,000 shares of our common stock, par value $0.001 per share, at a price of $4.00 per share. The shares of common stock commenced trading on the Nasdaq Capital Market on August 15, 2025, under the ticker symbol, “PPCB”. The Company received aggregate gross proceeds of $4 Million from the offering, before deducting underwriting discounts and other related expenses.

On September 17, 2025, a certificate of grant for the Company’s “proenzyme composition” patent was received from the US Patent & Trademark Office (USPTO). The patent specifically captures a future clinical dose of the Company’s lead asset, PRP. This is the fourth US patent granted in this key strategic jurisdiction. Currently, the Company’s intellectual property portfolio consists of 90 patents filed in major jurisdictions relating to the use of PRP against solid tumors.

Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

For the Three months ended September 30, 2025, as compared to the Three months ended September 30, 2024.

Revenue

For the three months ended September 30, 2025 and 2024, we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense increased to $4,598,574 for the three months ended September 30, 2025 as compared to $220,759 for the three months ended September 30, 2024. This increase of approximately $4,378,000 is primarily attributable to the increase in stock-based consulting expenses of approximately $3,743,000 to various consultants, general consulting, legal and investor relation fees of approximately $487,000, increase in accounting fees of approximately $30,000, increase of approximately $8,000 in employee remuneration expense, and increase in other general and administrative expenses of approximately $92,000 related to increase public company expenses and increase in marketing expense of approximately $18,000.

Occupancy Expense – Relates Party

Occupancy expenses increased to $14,789 for the three months ended September 30, 2025 as compared to $8,317 for the three months ended September 30, 2024. This increase of approximately $6,000 is primarily attributable to the increase of monthly rental fees as a result of the lease renewal with the related party lessor in May 2025.

Research and Development Expenses

Research and development expenses were decreased to $60,201 for the three months ended September 30, 2025 as compared to $61,714 for the three months ended September 30, 2024, a slight decrease in research and development expenses of approximately $1,500.

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

Interest Expense

Interest expense increased to $305,649 for the three months ended September 30, 2025, as compared to $86,230 for the three months ended September 30, 2024. Interest expense is primarily comprised of approximately $151,000 of debt discount amortization, accretion of put premium of approximately $37,000, default and prepayment penalty fees of approximately $53,000 and interest expense from accrual of interest expense and other financing fees for a total of approximately $65,000 for the for the three months ended September 30, 2025.

This increase in interest expense of approximately $219,000 is primarily attributable to the increase in amortization of debt discount of approximately $94,000, increase in accretion of put premium of approximately $37,000, increase in default and prepayment penalty fees of approximately $53,000 and increase of approximately $35,000 in interest expense from accrual of interest expense and other financing fee.

Derivative Expense

Derivative expense decreased to $0 for the three months ended September 30, 2025 as compared to $27,182 for the three months ended September 30, 2024. This decrease is primarily attributable to the decrease in issuance of convertible notes which initial value was bifurcated from the embedded conversion option and was recorded as derivative expense.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities were increased to a loss of $19,706 for the three months ended September 30, 2025 as compared to a gain of $52,787 for the three months ended September 30, 2024. This increase in loss of approximately $72,000 is primarily attributable to an increase in fair value of the principal amount of convertible notes with bifurcated embedded conversion option derivatives as a result of the increase in stock prices during the three months ended September 30, 2025 as compared to the prior three month period.

Gain (Loss) on Extinguishment of Debt, net

During the three months ended September 30, 2025, notes with principal amounts totaling $69,650, accrued interest of $10,519 and conversion fees of $1,406 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $178,884, resulting in a loss on extinguishment at the time of conversion of $97,309 and $255,720 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net gain of $158,411. Additionally, following the repayment in full of principal balance of a certain convertible note dated in July 2025, $37,450 of the put premium was recorded into gain on extinguishment of debt during the three months ended September 30, 2025 which is included in gain (loss) on extinguishment of debt in the accompanying condensed consolidated statements of operations.

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

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain (loss) increased to a loss of ($34,699) for the three months ended September 30, 2025 as compared to a gain of $8,423 for the three months ended September 30, 2024. This increase of approximately $43,000 is partially attributable to the increase in exchange rates during the three months ended September 30, 2025.

Net loss

Net loss increased to $4,837,738 for the three months ended September 30, 2025 as compared to a net loss of $354,310 for the three months ended September 30, 2024. The change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2025, we had total assets of $17,975,681, comprised primarily of cash of $602,737, GST tax receivable of $8,383, prepaid expenses – current portion of $8,143,532, other current assets of $8,828, security deposit of $1,986, deferred offering cost of $15,000, operating lease ROU asset, net of $56,279,prepaid expenses – long-term of $9,136,572 and fixed assets of $2,364. As compared to June 30, 2025, we had total assets of $19,631,808, comprised primarily of cash of $12,088, GST tax receivable of $5,302, prepaid expenses – current portion of $8,334,046, other current assets of $1,380, security deposit of $1,971, deferred offering cost of $291,773, operating lease ROU asset, net of $59,413 and prepaid expenses – long-term of $10,925,835.

We had current liabilities of $3,454,964, primarily comprised of net convertible debt of $106,968, accounts payable, accrued expenses and accrued interest of $2,064,705, employee benefit liability of $686,863, loans payable of $65,280, loans payable – related party of $342,770, embedded conversion option liabilities of $167,878 and operating lease liability of $20,500 as of September 30, 2025. As compared to June 30, 2025, $5,578,240, primarily comprised of net convertible debt of $537,921, accounts payable and accrued expenses of $2,926,941, employee benefit liability of $667,901, loans payable of $65,280, loans payable – related party of $415,329, note payable, net of $543,312, embedded conversion option liabilities of $403,892 and operating lease liability of $17,664.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for repayment of debt and payments for research and development, administration expenses, occupancy expenses, professional and consulting fees, and travel.

During the three months ended September 30, 2025 we received proceeds from the sale of our common stock for approximately $3.3 million and proceeds from issuance of notes of $175,000 and proceeds from issuance of loan payable from related parties of $78,249.

We have substantial capital resource requirements and have incurred significant losses since inception. As of September 30, 2025, we had $602,737 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the Three months ended September 30,
	2025	2024
Net cash used in operating activities	$(1,939,067)	$(235,515)
Net cash used in investing activities	$(2,491)	$-
Net cash provided by financing activities	$2,526,772	$215,699
Effect of exchange rate changes on cash	$5,435	$7,999

Net Cash Flow from Operating Activities

Net cash used in operating activities was $1,939,067 for the three months ended September 30, 2025, due to our net loss of $4,837,738 offset primarily non-cash charges of amortization of debt discount of $150,902, accretion of put premium of $37,450, non-cash interest expense of $4,906, total stock-based expenses of $3,750,853, foreign currency transaction loss of $34,699, and change in fair value of derivatives of $19,706 addback gain from extinguishment of debt of $195,862. Net changes in operating assets and liabilities totaled $907,685, which is primarily attributable to an increase in prepaid expenses of $362,329, decrease in accounts payable of $186,803, and decrease in accrued expenses and other payables of $361,479.

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

Net Cash Flow from Investing Activities

Net cash used in investing activities was $2,491 for the three months ended September 30, 2025, related to purchase of equipment, as compared to $0 for the three months ended September 30, 2024.

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2025 was $2,526,772. During the three months ended September 30, 2025 we received net proceeds from sales of our common stock for $3,314,458, proceeds from issuance of notes of $175,000 and proceeds from issuance of loan from related parties of $78,249 offset by repayment of notes of $875,127 and loans payable – related party of $150,808, and deferred offering cost of $15,000.

Net cash provided by financing activities for the three months ended September 30, 2024 was $215,699. During the three months ended September 30, 2024 we received net proceeds from issuance of convertible notes of $60,000 and proceeds from issuance of loan from related parties of $155,699.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $5,435 positive adjustment to cash flows in the three months ended September 30, 2025 as compared to a $7,999 positive adjustment to cash flows in the three months ended September 30, 2024. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Prepaid expenses – current portion and long-term portion consist primarily of costs paid for future services which will occur between 1 month to three years. Prepaid expenses principally include prepayments in fully vested, non-forfeitable equity instruments for general consulting, investor relations, and business advisory services, which are being amortized over the terms of their respective agreements.

Recent Accounting Pronouncements

Please see section captioned “Recent Accounting Pronouncements” in Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report for a discussion of recently issued and adopted accounting pronouncements.

Going Concern Qualification

We did not generate any revenue for the three months ended September 30, 2025 and 2024 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2025 and 2024. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to the material weaknesses in financial reporting as discussed below.

Material Weaknesses and Corrective Actions

The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”). In connection with the audits of our financial statements for the fiscal years ended June 30, 2025 and 2024, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). A material weakness is a deficiency, or a combination of deficiencies, within the meaning of PCAOB Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2025:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From July 1, 2025 through September 30, 2025, the Company issued an aggregate of 194,966 shares of its common stock at an average contractual conversion price of $1.75 as a result of the conversion of principal of $298,797, interest of $37,052 and conversion fees $4,906 underlying certain outstanding convertible notes converted during such period.

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

Item 3. Defaults Upon Senior Securities.

As of September 30, 2025, we were in default under certain loan issued to certain noteholder on October 3, 2019 for failure to pay an aggregate of $65,280 and $57,828 of principal and accrued interest, respectively, as of September 30, 2025, subsequent to their maturity date. We are currently in discussions with such noteholder to extend such maturity date. See “Note 5 and 6” to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
s101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, is formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: November 14, 2025	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer,
(Principal Executive Officer)

Dated: November 14, 2025	By:	/s/ Jeannine Zimmerman
	Name:	Jeannine Zimmerman
	Title:	Chief Financial Officer
(Principal Financial Officer)

