Form 10-Q
period 2025-12-31
Propanc Biopharma, Inc.
filed 2026-02-17
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

or

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

As of February 16, 2026, there were 15,859,280 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at December 31, 2025 (unaudited) and June 30, 2025	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and six months ended December 31, 2025 and 2024 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for each of the three and six months in the periods ended December 31, 2025 and 2024 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the six months ended December 31, 2025 and 2024 (unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-6

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31, 2025	June 30, 2025
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$561,237	$12,088
GST tax receivable	16,994	5,302
Prepaid expenses - current portion	7,127,293	8,334,046
Other current assets	1,400	1,380

TOTAL CURRENT ASSETS	7,706,924	8,352,816

Deferred offering costs	-	291,773
Prepaid expenses - long-term portion	7,347,310	10,925,835
Security deposit - related party	2,000	1,971
Operating lease right-of-use assets, net - related party	50,901	59,413
Property and equipment, net	4,397	-

TOTAL ASSETS	$15,111,532	$19,631,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$957,483	$1,249,596
Accrued expenses and other payables	860,463	1,486,550
Accrued interest	168,152	190,795
Loans payable	65,280	65,280
Loans payable - related parties, net of discount	472,083	415,329
Notes payable, net of discount	-	543,312
Convertible notes, net of discounts and including put premiums	55,000	537,921
Operating lease liability - related party, current portion	21,604	17,664
Warrant liability	288,635	-
Embedded conversion option liabilities	32,128	403,892
Employee benefit liability	703,190	667,901

TOTAL CURRENT LIABILITIES	3,624,018	5,578,240

NON-CURRENT LIABILITIES:
Loan payable - long-term - related party, net of discount	-	105,627
Operating lease liability - long-term portion - related party	35,249	41,749

TOTAL NON-CURRENT LIABILITIES	35,249	147,376

TOTAL LIABILITIES	$3,659,267	$5,725,616

Temporary Equity – Convertible Preferred Stock Series C - $0.01 par value, $10,000 stated value, 9,900 shares designated and authorized, 100 (liquidation value of $1,000,000) and none issued and outstanding at December 31, 2025 and June 30, 2025, respectively	$1,000,000	$-

Commitments and Contingencies (See Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares previously authorized; 0 shares issued and outstanding as of December 31, 2025 and June 30, 2025	$-	$-
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of December 31, 2025 and June 30, 2025	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 13,449,688 and 11,611,782 shares issued and outstanding as of December 31, 2025 and June 30, 2025, respectively	13,450	11,612
Common stock issuable (7,750 and 7,750 shares as of December 31, 2025 and June 30, 2025, respectively)	8	8
Additional paid-in capital	143,640,067	138,243,652
Accumulated other comprehensive income	1,328,115	1,318,917
Accumulated deficit	(134,482,898)	(125,621,520)
Treasury stock ($0.001 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ EQUITY	10,452,265	13,906,192

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,111,532	$19,631,808

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024

REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses	3,628,173	153,593	8,226,747	374,352
Occupancy expenses - related party	6,600	5,401	21,389	13,718
Research and development	19,961	54,388	80,162	116,102
TOTAL OPERATING EXPENSES	3,654,734	213,382	8,328,298	504,172

LOSS FROM OPERATIONS	(3,654,734)	(213,382)	(8,328,298)	(504,172)

OTHER INCOME (EXPENSE)
Interest expense	(58,955)	(118,943)	(364,604)	(205,173)
Interest income	37	-	56	1
Derivative expense	-	(8,559)	-	(35,741)
Change in fair value of derivative liabilities	87,728	13,581	68,022	66,368
Change in fair value of warrant liability	593,710	-	593,710	-
Other expense	(54,000)	-	(54,000)	-
Gain (loss) on extinguishment of debt, net	14,317	(18,759)	210,178	(30,078)
Foreign currency transaction gain (loss)	(19,497)	(84,121)	(54,196)	(75,698)
TOTAL OTHER INCOME (EXPENSE), NET	563,340	(216,801)	399,166	(280,321)

LOSS BEFORE TAXES	(3,091,394)	(430,183)	(7,929,132)	(784,493)

Tax benefit	-	-	-	-

NET LOSS	$(3,091,394)	$(430,183)	$(7,929,132)	$(784,493)

Deemed Dividend	(932,246)	-	(932,246)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(4,023,640)	$(430,183)	$(8,861,378)	$(784,493)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.30)	$(32.23)	$(0.69)	$(67.65)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	13,360,358	13,347	12,848,520	11,597

NET LOSS	$(4,023,640)	$(430,183)	$(8,861,378)	$(784,493)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	(7,846)	321,230	9,198	222,287

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(7,846)	321,230	9,198	222,287

TOTAL COMPREHENSIVE LOSS	$(4,031,486)	$(108,953)	$(8,852,180)	$(562,206)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND SIX MONTHS ENDED DECEMBER 31, 2025 AND 2024

(Unaudited)

	Preferred Stock
	Series A		Series B		Common Stock		Common Stock Issuable		Additional		Accumulated Other		Total Stockholders’
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Equity (Deficit)

Balance at June 30, 2024	-	$-	1	$-	7,980	$8	-	$-	$61,696,049	$(66,698,220)	$1,269,581	$(46,477)	$(3,779,059)

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	3,237	3	-	-	99,888	-	-	-	99,891

Issuance of common stock for services	-	-	-	-	250	-	-	-	15,000	-	-	-	15,000

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	9,336	-	-	-	9,336

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(98,943)	-	(98,943)

Net loss for the three months ended September 30, 2024	-	-	-	-	-	-	-	-	-	(354,310)	-	-	(354,310)

Balance at September 30, 2024	-	-	1	-	11,467	11	-	-	61,820,273	(67,052,530)	1,170,638	(46,477)	(4,108,085)

Issuance of common stock for conversion of convertible debt, conversion fees and accrued interest	-	-	-	-	3,041	3	-	-	58,276	-	-	-	58,279

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	321,230	-	321,230

Net loss for the three months ended December 31, 2024	-	-	-	-	-	-	-	-	-	(430,183)	-	-	(430,183)

Balance at December 31, 2024	-	$-	1	$-	14,508	$14	-	$-	$61,878,549	$(67,482,713)	$1,491,868	$(46,477)	$(4,158,759)

	Preferred Stock
	Series A		Series B		Common Stock		Common Stock Issuable		Additional		Accumulated Other		Total Stockholders’
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Equity (Deficit)

Balance at June 30, 2025	-	$-	1	$-	11,611,782	$11,612	7,750	$8	$138,243,652	$(125,621,520)	$1,318,917	$(46,477)	$13,906,192

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	194,966	195	-	-	437,869	-	-	-	438,064

Issuance of common stock for cash	-	-	-	-	1,000,000	1,000	-	-	3,313,458	-	-	-	3,314,458

Common stock issuable for services and prepaid services	-	-	-	-	-	-	510,937	511	1,408,237	-	-	-	1,408,748

Reclassification of put premium upon debt conversion and repayment	-	-	-	-	-	-	-	-	114,399	-	-	-	114,399

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	17,044	-	17,044

Net loss for the three months ended September 30, 2025	-	-	-	-	-	-	-	-	-	(4,837,738)	-	-	(4,837,738)

Balance at September 30, 2025	-	-	1	-	12,806,748	12,807	518,687	519	143,517,615	(130,459,258)	1,335,961	(46,477)	14,361,167

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	127,667	128	-	-	114,956	-	-	-	115,084

Issuance of common stock for common stock issuable	-	-	-	-	510,937	511	(510,937)	(511)	-	-	-	-	-

Common stock issued for services	-	-	-	-	4,336	4	-	-	7,496	-	-	-	7,500

Deemed dividend upon issuance of Series C Preferred stock	-	-	-	-	-	-	-	-		(932,246)	-	-	(932,246)

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(7,846)	-	(7,846)

Net loss for the three months ended December 31, 2025	-	-	-	-	-	-	-	-	-	(3,091,394)	-	-	(3,091,394)

Balance at December 31, 2025	-	$-	1	$-	13,449,688	$13,450	7,750	$8	$143,640,067	$(134,482,898)	$1,328,115	$(46,477)	$10,452,265

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the six months ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,929,132)	$(784,493)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance of common stock for services	733,748	15,000
Amortization of prepaid stock based expenses	5,496,367	-
Foreign currency transaction loss (gain)	54,196	75,698
Depreciation expense	354	-
Amortization of debt discounts	186,777	133,644
Amortization of right-of-use assets	9,380	9,866
Change in fair value of derivative liabilities	(68,022)	(66,368)
Change in fair value of warrant liability	(593,710)	-
Derivative expense	-	35,741
Loss (gain) on extinguishment of debt, net	(210,178)	30,078
Non-cash interest expense	5,843	4,582
Accretion of put premium	37,450	-
Changes in Assets and Liabilities:
GST receivable	(11,615)	752
Prepaid expenses	(28,590)	(80)
Other current assets	-	-
Accounts payable	(310,368)	102,374
Employee benefit liability	25,531	20,666
Accrued expenses and other payables	(351,663)	166,993
Accrued interest	18,853	49,350
Operating lease liability	(3,428)	(10,589)
NET CASH USED IN OPERATING ACTIVITIES	(2,938,207)	(216,786)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,758)	-
NET CASH USED IN INVESTING ACTIVITIES	(4,758)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	100,000	80,000
Proceeds from issuance of convertible Series C Preferred stock, net of issuance cost	950,099	-
Repayment of convertible notes	(203,350)	-
Repayment of notes	(671,777)	(98,400)
Repayment of loans payable - related party	(150,808)	-
Proceeds from the sale of common stock, net of offering costs	3,314,458	-
Proceeds from note payable	75,000	35,000
Proceeds from loans payable - related parties	78,249	278,915
Deferred offering costs	-	(25,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,491,871	270,515

Effect of exchange rate changes on cash	243	(60,181)

NET INCREASE (DECREASE) IN CASH	549,149	(6,452)

CASH AT BEGINNING OF PERIOD	12,088	21,085
CASH AT END OF PERIOD	$561,237	$14,633

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$115,684	$17,599
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$114,399	$9,336
Conversion of convertible notes and accrued interest to common stock	$416,291	$71,836
Defferred offering cost charged to additional paid in capital upon closing of offering	$281,773	$-
Debt discounts related to derivative liability	$-	$80,000
Deemed dividend related to Series C Preferred Stock	$932,246	$-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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

On July 22, 2016, the Company formed another wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of December 31, 2025, there has been no activity within this entity.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to reflect the Company’s stage of operations and development better.

In July 2020, a world-first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 85 granted, allowed, or accepted patents and 7 patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

The Company hopes to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer by filing additional patent applications as it advances its lead product candidate, PRP, through various stages of development.

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our consolidated results of operations for the three and six months ended December 31, 2025 and 2024 and cash flows for the six months ended December 31, 2025 and 2024 and our consolidated financial position at December 31, 2025 have been made. The Company’s results of operations for the three and six months ended December 31, 2025 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2026.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive wholly-owned subsidiary through December 31, 2025 and still remains inactive.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying consolidated financial statements include the estimates of useful lives of long-lived assets, valuation of the collectability of a refundable advance deposit, present value of the operating lease liability and related right-of-use asset, valuation of derivatives, valuation of convertible preferred stock, valuation of warrant liability, valuation of equity based instruments issued for other than cash, the valuation allowance on deferred tax assets and foreign currency translation due to certain average exchange rates applied in lieu of spot rates on transaction dates.

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
December 31, 2025
(Unaudited)

Other Comprehensive Income (Loss) for all periods presented includes only foreign currency translation gains (losses).

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that the intercompany loans will not be repaid in the foreseeable future and thus, per Accounting Standards Codification (“ASC”) 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). As of December 31, 2025 and 2024, the Company recognized a cumulative exchange gain (loss) of approximately $355,000 and $(1,573,000), respectively, on intercompany loans made by the parent to the subsidiary that have not been repaid as of December 31, 2025, which is included as a component of accumulated other comprehensive income on the accompanying condensed consolidated balance sheets.

As of December 31, 2025 and June 30, 2025, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	December 31, 2025	June 30, 2025
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.6667	0.6571

Average exchange rate for the period
USD : AUD exchange rate	0.6521	0.6468

The change in Accumulated Other Comprehensive Income by component during the six months ended December 31, 2025 was as follows:

Foreign Currency Items:
Balance, June 30, 2025	$1,318,917
Unrealized foreign currency translation gain	9,198
Ending balance, December 31, 2025	$1,328,115

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

Also see Note 12 - Derivative Financial Instruments and Fair Value Measurements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of December 31, 2025 or June 30, 2025.

Prepaid expenses

Prepaid expenses – current portion and long-term portion of $7,127,293 and $7,347,310, respectively, at December 31, 2025, consist primarily of costs paid for future services which will occur between 1 month to three years. Prepaid expenses – current portion and long-term portion of $8,334,046 and $10,925,835, respectively, at June 30, 2025, consist primarily of costs paid for future services which will occur between 6 months to three years. Prepaid expenses principally include prepayments in fully vested, non-forfeitable equity instruments for general consulting, investor relations, and business advisory services, which are being amortized over the terms of their respective agreements.

Deferred Offering Costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized and consist principally of professional, underwriting and other expenses incurred through the balance sheet date that are directly related to the Company’s proposed public offering. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of December 31, 2025 and June 30, 2025, the Company had recorded $0 and $291,773, respectively, in deferred offering costs.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through December 31, 2025 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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
December 31, 2025
(Unaudited)

Cash flows are presented in the statements of cash flow on a gross basis, except for the GST component of investing and financing activities, which are disclosed as operating cash flows.

As of December 31, 2025 and June 30, 2025, the Company was owed $16,994 and $5,302, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

Warrant Liability

The Company accounts for the 9,900 Series C warrants issued in November 2025, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies these warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of these warrants is estimated using a Monte Carlo simulation model. Such warrant classification is also subject to re-evaluation at each reporting period (see Note 7).

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the three months ended December 31, 2025 and 2024 were $19,961 and $54,388, respectively. Total research and development costs for the six months ended December 31, 2025 and 2024 were $80,162 and $116,102, respectively.

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
December 31, 2025
(Unaudited)

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

	December 31, 2025	December 31, 2024
	(Unaudited)	(Unaudited)
Stock Warrants with no designations	40,150	250
Series A Warrants as if converted at alternate cashless exercise price	-	33,173
Series C Warrants as if converted at alternate cashless exercise price *	-	152,933
Convertible Series C Preferred stock	2,178,649	-
Convertible Debt	169,753	44,971
Total	2,388,552	231,327

*	Only convertible ratably upon exercise of Series B Warrants

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Unaudited)

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”). The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. All activities are related to the development of cancer treatment and the Company has not commenced commercial operations or generated revenues to date. All activities are related to the development of the cancer treatment and the Company has not commenced commercial operations or generated revenues to date. The CODM is the chief executive officer of the Company, who reviews operating results and utilizes consolidated financial information, including operating expenses, operating loss, and net loss as reported on the consolidated statements of operations, to make decisions about operating decisions, allocate resources and assess performance for the entire Company. Consolidated net loss is our segment’s primary measure of loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The single segment constitutes all the consolidated entity, and the accompanying consolidated financial statements and the notes to the accompanying consolidated financial statements are representative of such amounts. For the three and six months ended December 31, 2025 and 2024, the Company operates in one operating segment.

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

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the six months ended December 31, 2025, the Company had no revenues, had a net loss of $7,929,132, and had net cash used in operations of $2,938,207. Additionally, As of December 31, 2025, the Company had accumulated deficit of $134,482,898. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issue date of this Quarterly Report.

The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

On August 18, 2025, the Company sold 1,000,000 shares of common stock for total gross proceeds of $4,000,000. After deducting the underwriting commissions and offering expenses, the Company received net proceeds of approximately $3.3 million (see Note 8). Additionally, on November 4, 2025, the Company sold 100 shares of Series C Preferred Stock of the Company and Warrants to purchase up to an additional 9,900 shares of Series C Preferred Stock, at an exercise price of $10,000 per Warrant share in exchange for cash payment of $1,000,099 to the Company (see Note 7).

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2025 and June 30, 2025.

	December 31, 2025 (Unaudited)	June 30, 2025

Office equipment at cost	$30,203	$25,078
Less: Accumulated depreciation	(25,806)	(25,078)

Total property, plant, and equipment	$4,397	$-

Depreciation expense for the three months ended December 31, 2025 and 2024 was $229 and $0, respectively. Depreciation expense for the six months ended December 31, 2025 and 2024 was $354 and $0, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Unaudited)

NOTE 4 – DUE TO AND LOANS FROM FORMER DIRECTOR - RELATED PARTY

Due to former director – related party

Due to former director – related party represented unsecured advances made primarily by a former director for operating expenses on behalf of the Company, such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and were due upon demand. The Company was not charged interest under these advances. The total amount owed to the former director at December 31, 2025 and June 30, 2025 were $0 for both periods. On January 23, 2025, the Company entered into a Debt Exchange Agreement (“the Debt Exchange”) with the former director (see below) to settle such debt.

Loan from Former Director - Related Party

Loan from the Company’s former director at December 31, 2025 and June 30, 2025 were $0 for both periods. The loan bore no interest and was payable on demand.

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

In January 2025, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $25,000 AUD ($15,485 USD). This loan bore no interest and was payable on demand. The Company fully repaid $15,485 USD including additional interest expense of $1,169 on August 19, 2025.

On April 12, 2025, the Company entered into and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $63,188 AUD ($39,625 USD). The Company used the net proceeds for general working capital purposes. The maturity date was on June 30, 2025. The loan bore an interest rate of 12% per annum and default interest rate of 18% per annum. The Company fully repaid $39,625 USD including additional interest expense of $1,818 on August 19, 2025.

On June 13, 2025, the Company entered into and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $15,000 AUD ($9,675 USD). The Company used the net proceeds for general working capital purposes. The maturity date was on June 30, 2025. The loan bore an interest rate of 12% per annum and default interest rate of 18% per annum. The Company fully repaid $9,675 USD including additional interest expense of $257 on August 19, 2025.

Between July 3, 2025 and August 14, 2025, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $120,000 AUD ($78,249 USD). These loans bore no interest and were payable on demand. The Company fully repaid these loans on August 19, 2025.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Unaudited)

On July 5, 2023, the Company and an institutional investor affiliated with one of our directors, Josef Zelinger, entered into a letter agreement, pursuant to which such investor loaned the Company an aggregate of $230,000 AUD ($153,256 USD). Pursuant to such agreement, the term of such loan is three (3) years, ending on July 5, 2026, with an interest rate of 10% to be paid monthly in arrears. In connection with such loan, the Company issued 250 warrants to purchase common stock to such investor immediately exercisable at an initial exercise price of $600 per share (subject to certain adjustments such as stock dividend, stock splits, subsequent right offering and pro-rata distribution) with an expiry date of July 5, 2026. The Company accounted for the 250 warrants issued with this loan payable as debt discount by using the relative fair value method. The total debt discount which is equivalent to the relative fair value of the warrants of $141,084 was based on a fair value determination using a Black-Scholes model with the following assumptions: stock price at valuation date of $7,140 based on the closing price of common stock at date of grant, exercise price of $600, dividend yield of zero, expected term of 3.00, a risk-free rate of 4.59%, and expected volatility of 268%. The debt discount shall be amortized over the term of this loan. A portion of the proceeds of such loan were used to repay an outstanding balance of approximately $143,000 due on a convertible note held by a third-party investor which had been in default. Amortization of debt discount for fiscal year 2025 was $46,985. Amortization of debt discount from this loan for the three and six months ended December 31, 2025 was $11,843 and $23,686, respectively. The total principal outstanding under this loan was $153,256 and remaining debt discount of $47,629 as of June 30, 2025 as reflected in the accompanying condensed consolidated balance sheet as loan payable – long-term – related party, net of discount of $105,627. The total principal outstanding under this loan, net of discount was $129,313 ($153,256 principal and remaining unamortized debt discount of $23,943) as of December 31, 2025 and has been reclassified as a short-term loan.

Total remaining balance of all the above loans payable – related parties, net of discount amounted to $472,083 and $415,329 as of December 31, 2025 and June 30, 2025, respectively. Accrued interest for all of the above loans payable – related parties as of December 31, 2025 and June 30, 2025 were $104,337 and $56,935, respectively.

Loans Payable

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC (“Crown Bridge”), pursuant to which Crown Bridge purchased a convertible promissory note from the Company (the “Crown Bridge Note”), which had a remaining principal balance of $65,280 as of December 31, 2025 and June 30, 2025. The maturity date of the Crown Bridge Note was October 3, 2020 and was past due. The Crown Bridge Note bore interest at a default interest rate of 15% per annum. In August 2022, the SEC filed a complaint against Crown Bridge due to its violation of Section 15(a)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Crown Bridge agreed to surrender all conversion rights in its currently held convertible notes, including the Crown Bridge Note. Consequently, during fiscal year 2023, the Company reclassified the remaining principal balance of $65,280 from a convertible note into a loan payable which is the principal balance at December 31, 2025 and June 30, 2025. The total accrued interest from this loan amounted to $60,296 and $55,360 as December 31, 2025 and June 30, 2025, respectively. On January 7, 2026, the Company entered into an Exchange Agreement with Crown Bridge and issued 394,788 shares of common stock in exchange for the total outstanding balance of $65,280 and accrued interest of $60,484. Those shares were valued at approximately $0.51 per share or $200,000, being the closing price of the stock on the date of grant, resulting in a loss on extinguishment of debt at the time of exchange of $74,236 (see Note 13).

Loans Payable - others

In June 2024, the Company entered into loan agreements with two investors who loaned the Company an aggregate of $120,000 AUD ($79,811 USD). The maturity dates of these loans were both in June 2025. These loans bore interest at a rate of 12% per annum. On February 5, 2025, the Company entered into a Debt Exchange Agreements with the two investors and issued an aggregate of 30,000 shares of common stock in exchange for the total outstanding loan including accrued interest of $86,248. Those shares were valued at $10 per share or $300,000, being the closing price of the stock on the date of grant to the two investors. Accordingly, the fair market value of the shares issued was $300,000, resulting in a loss on extinguishment of debt at the time of exchange of $213,752 during fiscal year 2025. As of December 31, 2025 and June 30, 2025, the total balance of these loans including accrued interest amounted to $0 and $6,286, respectively. The Company fully paid the accrued interest of $6,286 on August 27, 2025.

The aggregate principal outstanding on the above loans was $65,280 as of December 31, 2025 and June 30, 2025 for both periods.

Loans in default

Loans payable – related party for total principal amount of $211,545 and accrued interest of $40,824 which includes interest accruing at the default interest rate at 18% with maturity dates between November 2024 and April 2025 were in default as of December 31, 2025.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES

The Company’s promissory notes outstanding at December 31, 2025 and June 30, 2025 were as follows:

	December 31, 2025 (Unaudited)	June 30, 2025
Principal amounts of notes payable	$-	$589,277
Unamortized discounts	-	(45,965)
Notes payable, net	$-	$543,312

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Unaudited)

Promissory Notes

On August 15, 2023, the Company issued to an institutional investor (the “August 2023 Lender”) a 10% original issue discount promissory note (the “Promissory Note”) in consideration for $120,000, which has a principal face amount of $132,000, matured on November 15, 2023 and accrued interest at a rate of 10% per annum, and was increased to 18% due to the event of a default. The Company had the right to prepay the principal and accrued but unpaid interest due under the Promissory Note, together with any other amounts that the Company may owe the August 2023 Lender under the terms of the Promissory Note, on or before September 14, 2023 at a 110% premium of the face amount plus accrued and unpaid interest and any other amounts owed to the August 2023 Lender, which increases to (i) 120% if prepaid after such date, but on or before October 14, 2023, and (ii) 130% if prepaid after October 14, 2023 (including on the maturity date), unless the Company and the Lender agree to otherwise effect repayment. The Promissory Note contains certain customary events of default set forth in the Promissory Note, including, among others, breach of covenants, representations or warranties, insolvency, bankruptcy, liquidation and failure by the Company to pay the principal and interest due under the Promissory Note. On May 7, 2024, the August 2023 Lender notified the Company that the 130% default repayment plus interest will be waived and shall extend the maturity of the Promissory Note to December 31, 2024.

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

As of December 31, 2025 and June 30, 2025, the total principal outstanding under these notes was $0 and $352,405, respectively, and remaining debt discount of $0 and $3,488 as of December 31, 2025 and June 30, 2025, respectively, as reflected in the accompanying condensed consolidated balance sheet as notes payable, net of discount. Accrued interest from these notes amounted to $0 and $5,718 as of December 31, 2025 and June 30, 2025, respectively. Amortization of debt discount from these notes for the three and six months ended December 31, 2025 was $10,988 and $0, respectively.

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
December 31, 2025
(Unaudited)

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

As of December 31, 2025 and June 30, 2025 the total balance of these 1800 Diagonal Lending promissory notes amounted to $0 and $212,060, respectively and accrued interest of $0 and $7,638, respectively.

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

As of June 30, 2025, the total balance of principal and accrued interest of the Red Road Holdings promissory note amounted to $24,812 and $303, respectively, after the payment of the first installment of $28,290 in June 2025. As of December 31, 2025, the total balance of principal and accrued interest of the Red Road Holdings promissory note amounted to $0 after the full payment of the principal of $24,812 including interest of $3,478 in July 2025 and August 2025.

The total balance of the above promissory notes, net of unamortized discount of $45,965 was $543,312 at June 30, 2025. As of December 31, 2025 the total balance of the above promissory notes amounted to $0 and accrued interest of $0.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Unaudited)

Convertible Notes

The Company’s convertible notes outstanding at December 31, 2025 and June 30, 2025 were as follows:

	December 31, 2025 (Unaudited)	June 30, 2025
Convertible notes and debenture	$55,000	$520,797
Unamortized discounts	-	(97,276)
Premium, net	-	114,400
Convertible notes, net	$55,000	$537,921

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

The conversion prices for the above 1800 Diagonal note was 75% (representing a 25% discount) of the market price which means the average of the lowest ten trading prices of the common stock for the ten trading days immediately prior to the delivery of a notice of conversion. Notwithstanding the foregoing, 1800 Diagonal shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by 1800 Diagonal and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. The Company treated the convertible note as stock settled debt under ASC 480 and accordingly the Company recorded a total debt premium of $37,450 which was recorded during the six months ended December 31, 2025.

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

The total principal amount outstanding under the above 1800 Diagonal financing agreements was $0 as of December 31, 2025 following the repayment in full of principal balance of $112,350 including accrued interest and prepayment penalty of $23,283. Accordingly, $37,450 of the put premium was recorded into gain on extinguishment of debt in respect to the 1800 Diagonal financing agreements during the six months ended December 31, 2025 following repayment of the principal balance.

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
December 31, 2025
(Unaudited)

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

The total principal amount and accrued interest outstanding under the above ONE44 financing agreement was $0 as of December 31, 2025 following conversion of $104,460 of the principal balance and $17,715 accrued interest during the six months ended December 31, 2025. Accordingly, $69,640 of the put premium was released to additional paid in capital in respect to the ONE44 financing following the conversion of the principal balance.

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
December 31, 2025
(Unaudited)

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

February 7, 2025 Securities Purchase Agreement

On February 7, 2025, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, pursuant to which GS Capital purchased a convertible redeemable note from the Company in the aggregate principal amount of $43,000, such principal and the interest thereon were convertible into shares of the Company’s common stock at the option of GS Capital. The GS Capital Note contained a $3,000 original issue discount. The Company used the net proceeds from the GS Capital Note for general working capital purposes.

The maturity date of the GS Capital Note was October 7, 2025. The GS Capital Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note became payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note was equal to $9 per share, provided that the fixed price will be reduced to $6 per share in the event that the market price of the Common Stock traded below $8 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price was lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price was subject to re-adjustment every thirty calendar days during the period in which the Company remained in default. The February 7, 2025 GS Capital Note was fully converted in October 2025.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Unaudited)

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

The maturity date of the GS Capital Note was November 11, 2025. The GS Capital Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note became payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note was equal to $6 per share, provided that the fixed price will be reduced to $3 per share in the event that the market price of the Common Stock trades below $5 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price was lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price was subject to re-adjustment every thirty calendar days during the period in which the Company remained in default. The March 11, 2025 GS Capital Note was fully converted in December 2025.

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

The maturity date of the GS Capital Note was December 15, 2025 and is currently in default. The GS Capital Note shall bear interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note is exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note is equal to $5 per share, provided that the fixed price will be reduced to $2.50 per share in the event that the market price of the Common Stock trades below $4 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price is lower, such conversion price will equal the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price is subject to re-adjustment every thirty calendar days during the period in which the Company remains in default.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Unaudited)

The total principal outstanding and accrued interest under all of the above GS Capital notes were $55,000 and $3,520, respectively, as of December 31, 2025, following conversion of $131,650 of the principal balance, $13,537 accrued interest and $1,875 conversion fees during the six months ended December 31, 2025. Additionally, the Company repaid total principal balance of $66,000 and accrued interest of $5,164 in August 2025. During the six months ended December 31, 2025, $55,000 of the above GS Capital notes were bifurcated with the embedded conversion option which were recorded as derivative liabilities at fair value as of December 31, 2025 (see Note 12).

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

The total principal amount outstanding and accrued interest under all of the above 104 notes was $0 as of December 31, 2025, following conversion of $124,688 of the principal balance and $8,819 accrued interest in August 2025. Accordingly, $44,760 of the put premium was released to additional paid in capital in respect to the 104 notes following the conversion of the principal balance.

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
December 31, 2025
(Unaudited)

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

In August 2025, the Company repaid $25,000 of the principal amount and accrued interest of $2,916. Additionally, the Company fully converted $14,000 of the principal balance and $1,423 accrued interest in August 2025. Consequently, the total principal outstanding and accrued interest under all of the above Geebis notes were $0 as of December 31, 2025.

Amortization of debt discounts

The Company recorded $12,350 and $88,000, of debt discounts related to the above note issuances during the six months ended December 31, 2025 and 2024, respectively. The Company recorded $37,450 and $0 of put premiums related to the above note issuances during the six months ended December 31, 2025 and 2024, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the three months ended December 31, 2025 and 2024 was $35,875 and $76,661, respectively. Amortization of all debt discounts for the six months ended December 31, 2025 and 2024 was $186,777 and $133,644, respectively.

The Company reclassified $114,399 and $9,336 in put premiums to additional paid in capital following conversions during the six months ended December 31, 2025 and 2024, respectively. Additionally, $37,450 of the put premium was recorded into gain on extinguishment of debt during the six months ended December 31, 2025 following repayment of the principal balance.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Unaudited)

NOTE 7 - SERIES C PREFERRED STOCK AND SERIES C WARRANTS

Temporary Equity – Convertible Series C Preferred Stock

On November 4, 2025 (the “Closing Date”), the Company completed a private placement pursuant to a Securities Purchase Agreement with Hexstone Capital LLC (“Hexstone”). At closing, Hexstone purchased 100 shares of Series C Preferred Stock, par value $0.01, with a stated value of $10,000 per share, for total gross proceeds of $1,000,099. The Company paid legal fees of $50,000 related to this private placement and was recorded as deemed dividend during the six months ended December 31, 2025. In connection with the transaction, the Company also issued warrants to purchase up to 9,900 additional shares of Series C Preferred Stock. Each warrant is exercisable for one share of Series C Preferred Stock at an exercise price of $10,000 per share (subject to equitable adjustments by the Company relating to stock-splits, reclassifications, combination, extraordinary distributions and similar events) and expires two years from issuance. The Series C Preferred Stock and warrants were issued in a private placement.

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

At any time after the initial issuance date, each share of Series C Preferred Stock shall be convertible into shares of common stock of the Company by the holder thereof by dividing the stated amount of each share of Series C Preferred Stock of $10,000 by the conversion price. The conversion price shall be the lesser of the fixed conversion price of $5.00 per share or 85% of the of the lowest trading price of the Common Stock during the period beginning on the day the holder sends a conversion notice to the Company and ending on the trading day on which the aggregate dollar volume of the Company’s common stock exceeds the product of the conversion amount set forth on the applicable conversion notice multiplied by seven (7) after the applicable holder receives the shares of common stock issuable upon conversion of the Series C Preferred Stock, subject to a five (5) trading day minimum (such period, the “Conversion Measuring Period”); provided, however, that each day on which (i) the Common Stock has been suspended for trading on all Eligible Markets, (ii) Conversion Shares cannot be sold by the Holder because of violation of Section 32 by the Company, or (iii) Conversion Shares are not delivered after the Share Delivery Deadline, that day’s dollar volume shall be excluded from the calculation of the total aggregate dollar volume of the Conversion Measuring Period. All such determinations to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock during such Conversion Measuring Period; provided further that in no event shall the Conversion Price be lower than the Floor Price of $0.50 subject to adjustment per the Board’s discretion.

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

Although the Series C Preferred Stock does not have a fixed maturity date and is not mandatorily redeemable on a specified date, the contingent redemption feature upon a bankruptcy triggering event represents a conditional obligation to transfer assets outside the Company’s control. Accordingly, the Company determined that under ASC 480, the Series C Preferred Stock should be treated as temporary equity. Upon issuance of the Series C Preferred Stock, the Company allocated the fair value of $117,754 to the Series C Preferred and subsequent accretion to redemption value. Accordingly, during the six months ended December 31, 2025, the Company accreted $882,246 to redemption value along with the $50,000 in offering costs and was recorded as deemed dividend. At December 31, 2025, the Series C Preferred Stock redemption value amounted to $1,000,000.

Additionally, due to delayed filing and declaration of effectiveness relative to the deadlines defined in the Registration Rights Agreement in connection with this Securities Purchase Agreement, the Company accrued a registration rights penalty amounting to $54,000, which is payable in 100,000 shares of the Company’s common stock to Hexstone and was included in accrued expenses and other payables on the accompanying condensed consolidated balance sheets as of December 31, 2025 and a corresponding other expense during the three and six months ended December 31, 2025.

There were 100 shares of Series C Preferred Stock issued and outstanding as of December 31, 2025.

Warrant Liability – Series C Warrants

The Company accounted for the 9,900 warrants issued on November 4, 2025, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants did not meet the criteria for equity treatment and were recorded as a liability since the host instrument itself (Series C Preferred Stock) is classified as temporary equity.

The initial valuation of the 9,900 warrants was valued at $882,345 on November 4, 2025 and shall be recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity.

The Company utilized a Monte Carlo Simulation model to estimate the fair values of the 9,900 warrants, which incorporated significant inputs that were not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflect management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The Company determined the fair value by using the below key inputs to the Monte Carlo Simulation Model.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Unaudited)

The key inputs for the warrant liability were as follows as of initial valuation on November 4, 2025:

Key Valuation Inputs
Expected term (years)	2.00
Annualized volatility	92.27%
Risk-free interest rate	3.58%
Series C Convertible Preferred Stock per Share Value	$1,177.54
Dividend yield	0.00%
Exercise price	$10,000.00

The key inputs for the warrant liability were as follows as of December 31, 2025:

Key Valuation Inputs
Expected term (years)	1.84
Annualized volatility	86.25%
Risk-free interest rate	3.47%
Series C Convertible Preferred Stock per Share Value	$950.25
Dividend yield	0.00%
Exercise price	$10,000.00

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the six months ended December 31, 2025:

Warrant Liability
Fair value as of June 30, 2025	$-
Initial fair value of warrant liability upon issuance	882,345
Change in fair value of warrant liability	(593,710)
Fair value as of December 31, 2025	$288,635

In January 2026, the Company issued an aggregate of 2,000,000 shares of its common stock as a result of the conversion of 50 shares of Series C Preferred stock (see Note 13).

NOTE 8 – STOCKHOLDERS’ EQUITY

Preferred Stock

The total number of shares of preferred stock that the Company is authorized to issue is 1,500,005, $0.01 par value per share. These preferred shares have no rights to dividends, profit sharing or liquidation preferences, subject to any such rights provided for such shares in any certificate of designation filed by the Company with the State of Delaware.

Of the total preferred shares authorized, 500,000 had been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation for the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on December 9, 2014. There were no shares of Series A Preferred Stock issued and outstanding as of December 31, 2025 and June 30, 2025 for both periods.

Pursuant to a certificate of designation filed with the Secretary of State of the State of Delaware on June 16, 2015, five shares of preferred stock have been designated as Series B Preferred Stock, par value $0.01 per share, of the Company (“Series B Preferred Stock”). Each holder of shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of December 31, 2025 and June 30, 2025. Mr. Nathanielsz, the Company’s Chief Executive Officer, directly beneficially owns such one share of Series B Preferred Stock.

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued during six months ended December 31, 2025 and fiscal year 2025.

Common Stock:

Shares issued for cash

On August 14, 2025, the Company entered into an underwriting agreement with D. Boral Capital, LLC, as representative of the underwriters in connection with a public offering of the Company’s common stock. The Underwriting Agreement provided for the offer and sale of 1,000,000 shares of common stock at a price to the public of $4.00 per share (the “Offering”). In connection therewith, the Company agreed to issue to the representative, warrants to purchase 30,000 of shares of common stock at a price equal $4.00 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, from February 15, 2026 through August 15, 2030 and contains cashless exercise provision. The Company also granted the Underwriters an overallotment option for a period of 45 days to purchase up to an additional 150,000 shares of common stock which was not consummated. The Company paid underwriting commissions and offering expenses of $535,000 in August 2025 upon closing of the Offering (see below).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Unaudited)

On August 18, 2025, the Offering was completed. At the closing, the Company (i) sold 1,000,000 shares of Common Stock for total gross proceeds of $4,000,000, and (ii) issued the Representative’s Warrants. After deducting the underwriting commissions and offering expenses, the Company received net proceeds of approximately $3.3 million after deducting commissions and related offering expenses of approximately $686,000 (“Total Offering Fees”). During the six months ended December 31, 2025, deferred offering costs of $281,773 (included in the Total Offering Fees) were charged to additional paid-in capital upon the completion of the Offering.

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

From October 1, 2025 through December 31, 2025, the Company issued an aggregate of 127,667 shares of its common stock at an average contractual conversion price of $1.75 as a result of the conversion of principal of $76,000 interest of $4,441 and conversion fees $937 underlying certain outstanding convertible notes converted during such period.

Included in the above conversion during the six months ended December 31, 2025, were principal aggregate amount of convertible notes of $145,650, accrued interest of $14,960 and conversion fees of $2,343 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $293,968, resulting in a loss on extinguishment at the time of conversion of $131,015 and $303,743 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net gain of $172,728 which is included in gain (loss) on extinguishment of debt in the accompanying condensed consolidated statements of operations.

The Company reclassified $114,399 from put premium liabilities to additional paid in capital following conversions during the six months ended December 31, 2025.

The Company has 117,882 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at December 31, 2025.

Shares issued for services

On August 15, 2025, the Company and a consultant agreed to enter into a three-month consulting agreement to provide digital marketing related services for a monthly fee of $100,000 and a one-time payment of $300,000 upon signing this agreement. On August 30, 2025, the Company amended this agreement whereby the Company agreed to provide additional compensation by issuing 500,000 shares of common stock every three months. The first issuance of shares occurred on September 1, 2025 and subsequent issuances shall occur on the first day of every three-month period thereafter. Except for the changes made in the amendment, all other terms and provisions of the original agreement shall remain unchanged and in full force and effect. These shares were valued at $2.73 or $1,365,000, being the closing price of the stock on the date of grant. During the six months ended December 31, 2025, the Company recorded stock-based compensation of $1,365,000.

On August 24, 2025, the Company incurred consulting fees of $43,748 for management advisory services rendered to a consultant. The Company agreed to issue 10,937 shares of shares of common stock to consultant. These shares were valued at approximately $4.00 or $43,748, being the closing price of the stock on the date of grant. During the six months ended December 31, 2025, the Company recorded stock-based compensation of $43,748.

In October 2025, the Company issued an aggregate of 4,336 share of common stock for services rendered and to be rendered from September 25, 2025 to December 25, 2025 in connection with the Advisory agreement dated on September 25, 2025. These shares were valued at approximately $1.73 or $7,500, being the closing price of the stock on the date of grant. During the six months ended December 31, 2025, the Company recorded stock-based compensation of $7,500.

During fiscal year 2025, the Company issued an aggregate of 2,025,000 shares of fully vested, non-forfeitable common stock to various consultants for prepaid consulting, investor relations and business advisory services with service terms ranging from 6 months to three years. Those shares were valued at a weighted average price of approximately $12 (ranging from $7 to $15) or $23,881,110, being the closing prices of the stock on each respective date of grants. During the fiscal year 2025, the Company recorded stock-based compensation of $4,621,230. During the three months ended December 31, 2025, the Company recorded stock-based compensation expense of $1,789,262. During the six months ended December 31, 2025, the Company recorded stock-based compensation expense of $4,813,867. At June 30, 2025, the Company recorded prepaid expense – current portion of $8,334,046 and prepaid expense – long-term portion of $10,925,835 to be amortized over the terms of the respective agreements. At December 31, 2025, the Company recorded prepaid expense – current portion of $7,127,203 and prepaid expense – long-term portion of $7,347,310 related to fiscal year 2025 issuances to be amortized over the terms of the respective agreements.

Restricted Stock Units

Pursuant to employment agreements dated in May 2019, the Company granted de minimis restricted stock unit (after the Reverse Stock Split) to the Company’s Chief Executive Officer and Chief Scientific Officer. Such restricted stock units are subject to vesting terms as defined in the employment agreements. Such restricted stock units were valued at the fair value of approximately $497,240 based on the quoted trading price on the date of grant. There were $248,620 unrecognized restricted stock units expense as of December 31, 2025 and June 30, 2025. A de minimis amount of unvested restricted stock units which are subject to various performance conditions have not yet been met and have not yet vested as of December 31, 2025 to which the above amount of $248,620 relates to.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Unaudited)

Stock Warrants:

The following table summarizes warrant activity for the six months ended December 31, 2025:

		Weighted
	Number of	Average
	Warrants	Price Per Share
Outstanding at June 30, 2025	250	$600.00
Granted – Common stock warrants	30,000	4.00
Granted – Series C preferred stock warrants	9,900	10,000
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2025	40,150	$2,484.21

Exercisable at December 31, 2025	10,150	$9,768.47
Outstanding and Exercisable:

Weighted average remaining contractual term	1.81
Aggregate intrinsic value	$-

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

On November 4, 2025, the Company completed a private placement pursuant to a Securities Purchase Agreement with Hexstone. At closing, Hexstone purchased 100 shares of Series C Preferred Stock and also issued warrants to purchase up to 9,900 additional shares of Series C Preferred Stock. Each warrant is exercisable for one share of Series C Preferred Stock at an exercise price of $10,000 per share (subject to equitable adjustments by the Company relating to stock-splits, reclassifications, combination, extraordinary distributions and similar events) and expires two years from issuance. The Series C Preferred Stock and warrants were issued in a private placement (see Note 7).

Stock Options:

A summary of the Company’s option activity during the six months ended December 31, 2025 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price Per Share
Outstanding at June 30, 2025	0.000001	$271,980,000,000
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at December 31, 2025	0.000001	$271,980,000,000

Exercisable at December 31, 2025	0.000001	$271,980,000,000
Outstanding and Exercisable:

Weighted average remaining contractual term	3.37
Weighted average fair value of options granted during the period	$-
Aggregate intrinsic value	$-

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Unaudited)

During the six months ended December 31, 2025 and 2024, the Company recognized stock-based compensation of $0 for both periods from vested stock options. There was $0 of unvested stock options expense as of December 31, 2025. No stock options were granted during the six months ended December 31, 2025.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

On December 9, 2025, the Company was served with a complaint (the “Complaint”) filed in the Superior Court of the State Delaware by Helena Partners, Inc. (“Helena”). In the Complaint, Helena alleges breach of an engagement agreement dated August 3, 2025 (the “Engagement Agreement”) between the Company and Helena and argues that the Company owes Helena a $15,000 deal deposit fee for entering into the Engagement Agreement and a $250,000 break fee for not completing an equity financing with Helena. On January 15, 2026, the Company filed an answer to the Complaint with the Superior Court of the State of Delaware and intends to vigorously defend the action. Other than as described above, there is no other action, suit, or proceeding by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or our subsidiary, threatened against or affecting our Company, our Common Stock, our subsidiary or of our companies or our subsidiary’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure on the December 31, 2025 and June 30, 2025 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

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

On July 27, 2022, the Company entered into a two-year research agreement with the University to provide certain research and experiment services to the Company. One of the Company’s Scientific Advisory Board is the lead joint researcher of the University. In exchange for full ownership of the intellectual property, the Company agreed to pay royalties of 1% of net revenues each to two members of the Scientific Advisory Board. In consideration of such services, the Company agreed to pay the University approximately 53,200 Euros ($53,806 USD) payable as follows:

- 18,200 Euros ($18,407 USD) upon execution (paid in August 2022),

- 8,000 Euros ($8,091 USD) in September 2022 (paid in September 2025),

- 7,000 Euros ($7,080 USD) in December 2022 (paid in September 2025),

- 10,000 Euros ($10,114 USD) in March 2023 (paid in October 2025), and

- 10,000 Euros ($10,114 USD) in July 2023 (paid in October 2025).

The commencement date for the experiments was on September 1, 2022, and the length of time for completion was 24 months. A doctoral thesis was completed in December 2024. A subsequent 12-month addendum for additional experiments is currently under negotiation.

As of December 31, 2025 and June 30, 2025, the Company has $0 and $51,468, respectively, balance due to the University for unreimbursed lab fees, which are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. As of December 31, 2025 and June 30, 2025, there are no royalty fees owed to the University.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Unaudited)

Consulting Agreements

On August 14, 2025, the Company entered into an underwriting agreement with D. Boral Capital, LLC, as representative (the “Representative”) of the underwriters (the “Underwriters”) in connection with a public offering of the Company’s common stock, par value $0.001 (the “Common Stock”). The Underwriting Agreement provides for the offer and sale of 1,000,000 shares of Common Stock at a price to the public of $4.00 per share (the “Offering”). In connection therewith, the Company agreed to issue to the Representative, warrants to purchase 30,000 of shares of common stock at a price equal $4.00 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, from February 15, 2026 through August 15, 2030 and contain provisions for cashless exercise. The Company also granted the Underwriters an overallotment option for a period of 45 days to purchase up to an additional 150,000 shares of common stock. The Offering was made pursuant to a Registration Statement on Form S-1 and a related prospectus filed with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on August 13, 2025. The Underwriting Agreement includes customary representations, warranties and covenants by the Company. It also provides that the Company will indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended or contribute to payments the Underwriter may be required to make because of any of those liabilities. The Company paid underwriting commissions and offering expenses of $535,000 in August 2025 upon closing of the Offering (see Note 8).

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

ROU is summarized below:

	December 31, 2025 (Unaudited)	June 30, 2025
Office lease	$128,327	$128,327
Less: accumulated amortization	(77,426)	(68,914)
Right-of-use asset, net	$50,901	$59,413

Operating Lease liabilities are summarized below:

	December 31, 2025 (Unaudited)	June 30, 2025
Office lease	$128,327	$128,327
Reduction of lease liability	(71,474)	(68,914)
Less: office lease, current portion	(21,604)	(17,664)
Long term portion of lease liability	$35,249	$41,749

Remaining future minimum lease payments under non-cancelable operating lease at December 31, 2025 are as follows:

Fiscal Year 2026- remainder	$13,421
Fiscal Year 2027	27,952
Fiscal Year 2028	24,256
Imputed interest	(8,776)
Total operating lease liability	$56,853

The weighted average remaining lease term for the operating lease is 2.26 years as of December 31, 2025.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS

Lease Agreement

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease had a five-year term and provided for annual rental payments of $39,600 AUD or $28,325 USD, which includes $3,600 AUD or $2,575 USD of goods and service tax for total payments of $198,000 AUD or $141,629 USD during the term of the lease. Such lease expired in May 2021 and was renewed for another one-year term from May 2021 to May 2022. On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd. for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes. On May 4, 2025, the Company renewed for another one-year lease agreement with North Horizon Pty Ltd., a related party, for a monthly rent of $3,300 AUD or $2,127 USD (depending on exchange rate) per month plus taxes with an option to renew the lease for an additional two-year term (See Note 9). As of December 31, 2025 and June 30, 2025, total rent payable of $131,400 AUD ($87,604 USD) and $200,402 AUD ($131,684 USD), respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheet.

Rent expense under the lease was $6,600 and $5,401 during the three months ended December 31, 2025 and 2024, respectively, and $21,389 and $13,718 during the six months ended December 31, 2025 and 2024, respectively reflected as occupancy expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

Total remaining balance of all the loans payable – related parties, net of discount amounted to $472,083 and $415,329 as of December 31, 2025 and June 30, 2025, respectively. The total principal outstanding under loan payable – long term - related party, net of discount, was $0 and $105,627 as of December 31, 2025 and June 30, 2025 (see Note 5).

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

In June 2025, the Board approved a bonus of $198,000 AUD or $130,106 USD resulting in a remaining balance of $415,540 AUD ($273,051 USD) bonus payable as of June 30, 2025. A total bonus payments of $70,214 AUD ($45,787 USD) were made during the six months ended December 31, 2025 resulting in a remaining balance of $345,389 AUD ($230,271 USD) bonus payable as of December 31, 2025 which was included in accrued expenses in the accompanying condensed consolidated balance sheet.

Amended and Restated Employment Agreement

On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Mr. Nathanielsz for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD ($309,313 USD). Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase a de minimis share of common stock (the “Nathanielsz Options”), de minimis restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and an additional de minimis restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Board on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. The Nathanielsz Options and Additional Nathanielsz RSU’s are subject to vesting periods pursuant to the Employment Agreement. There are de minimis vested options and restricted stock units that are considered issuable as of December 31, 2025 and June 30, 2025.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
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

Amended and Restated Employment Agreement

On May 14, 2019, the Company entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD ($41,580 USD). In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase a de minimis share of common stock (the “Kenyon Options”), a de minimis restricted stock units of the Company (the “Initial Kenyon RSUs”), and an additional de minimis restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan. The Kenyon Options have a term of 10 years from the date of grant. The Kenyon Options and Additional Kenyon RSU’s are subject to vesting periods pursuant to the Services Agreement. There are de minimis vested options and restricted stock units that are considered issuable as of December 31, 2025 and June 30, 2025.

Starting October 1, 2025, the Company agreed to pay Dr. Kenyon an annual director’s fee of $45,000 USD.

As of December 31, 2025 and June 30, 2025, total accrued salaries of $222,813 AUD ($148,549 USD) and $202,000 AUD ($132,734 USD), respectively, were included in accrued expenses in the accompanying condensed consolidated balance sheets.

Employee Benefit Liability

As of December 31, 2025 and June 30, 2025, total employee benefit liability of $703,190 and $667,901, respectively, consist of unpaid or unused annual leave and long service leave by Mr. Nathanielsz and Sylvia Nathanielsz, as reflected in the accompanying condensed consolidated balance sheets.

Intercompany Loans

All intercompany loans were made by the parent to the Company’s subsidiary, Propanc PTY LTD, none of which has been repaid as of December 31, 2025. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment on the condensed consolidated balance sheet as accumulated other comprehensive income.

NOTE 11 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through December 31, 2025.

The Company primarily relied on funding from one convertible and two non-convertible debt lenders and received net proceeds after deductions of $19,850 for original issue discounts and debt issue costs during the six months ended December 31, 2025 from each of the three lenders of $100,000, $75,000, and $78,249, respectively which represents approximately 39%, 30% and 31%, respectively of total proceeds received by the Company during the six months ended December 31, 2025.

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

Receivable Concentration

As of December 31, 2025 and June 30, 2025, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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
December 31, 2025
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

In July 2020, a world-first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 85 granted, allowed, or accepted patents and 7 patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

Foreign Operations

As of December 31, 2025 and June 30, 2025, the Company’s operations are based in Camberwell, Australia; however, the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales, for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of December 31, 2025, there has been no activity within this entity.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $55,000 (1 note) and $291,650 (9 notes) of convertible debt, which were treated as derivative instruments outstanding at December 31, 2025 and June 30, 2025, respectively.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at December 31, 2025, the last trading day of the period ended December 31, 2025, was $0.54. The volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at December 31, 2025 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended December 31, 2025)	December 31, 2025
Volatility	-	413%
Expected Remaining Term (in years)	-	0.002
Risk Free Interest Rate	-	4.40%
Expected dividend yield	None	None

Fair Value Measurements:

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis As of December 31, 2025 and June 30, 2025:

	Balance at December 31, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Warrant liability	$288,635	$—	$—	$288,635
Embedded conversion option liabilities	32,128	—	—	32,128
Total	$320,763	$—	$—	$320,763

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2025
(Unaudited)

	Balance at June 30, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$403,892	$—	$—	$403,892
Total	$403,892	$—	$—	$403,892

The following is a roll forward for the six months ended December 31, 2025 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2025	$403,892
Gain on debt extinguishment	(303,742)
Change in fair value included in statements of operations	(68,022)
Balance at December 31, 2025	$32,128

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the six months ended December 31, 2025:

Warrant Liability
Fair value as of June 30, 2025	$-
Initial fair value of warrant liability upon issuance	882,345
Change in fair value of warrant liability	(593,710)
Fair value as of December 31, 2025	$288,635

NOTE 13 – SUBSEQUENT EVENTS

Shares issued for conversion of Series C Preferred stock

In January 2026, the Company issued an aggregate of 2,000,000 shares of its common stock as a result of the conversion of 50 shares of Series C Preferred stock during such period.

Shares issued for exercise of Series C Warrants

In February 2026, the Company received aggregate gross proceeds of $500,000 from the exercise of approximately 50 Series C Warrants with an exercise price of $10,000 per share and issued 50 shares of Series C preferred stock.

Shares issued for services

In January 2026, the Company issued an aggregate of 14,805 shares of common stock for services rendered and to be rendered from December 26, 2025 to March 26, 2026 in connection with the Advisory agreement dated on September 25, 2025 (see Note 9).

Shares issued in connection with an Exchange Agreement

On January 7, 2026, the Company entered into an Exchange Agreement with Crown Bridge (see Note 5) and issued 394,788 shares of common stock in exchange for the total outstanding loan balance of $65,280 and accrued interest of $60,484. Those shares were valued at approximately $0.51 per share or $200,000, being the closing price of the stock on the date of grant, resulting in a loss on extinguishment of debt at the time of exchange of $74,236.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Propanc Biopharma, Inc., and its wholly-owned Australian subsidiary, Propanc PTY LTD (collectively, “Propanc” or the “Company”) as of December 31, 2025 and for the six months ended December 31, 2025 and 2024 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q for the period ended December 31, 2025 (this “Quarterly Report”). References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Propanc. This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “feel”, “forecast”, “intend”, “may,”, “outlook”, “plan”, “potential”, “predict”, “project,”, “seek”, “should”, “will”, “would” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Recent Developments

On November 4, 2025 (the “Closing Date”), the Company completed a private placement pursuant to a Securities Purchase Agreement with Hexstone Capital LLC (“Hexstone”). At closing, Hexstone purchased 100 shares of Series C Preferred Stock, par value $0.001, with a stated value of $10,000 per share, for total gross proceeds of $1,000,099. In connection with the transaction, the Company also issued warrants to purchase up to 9,900 additional shares of Series C Preferred Stock.

On December 1, 2025, two provisional patents were filed detailing new methods to treat resistant cancer and fibrosis. These discoveries stem from our Joint Research and Drug Discovery program with the Universities of Jaén and Granada in Spain and are expected to be filed subsequently in key global jurisdictions. The first provisional patent covers methods for treating cancers that have developed resistance to chemotherapy and/or radiotherapy. Despite advancements in cancer therapies, global mortality rates remain high, and strategies to prevent recurrence are urgently needed. Treatment failure frequently occurs due to the emergence of multiple malignancies and resistance to standard therapies, underscoring the need for novel approaches. The second provisional patent relates to compositions, methods, uses, and kits for the treatment of fibrosis, particularly organ fibrosis. Fibrosis is characterized by the excessive accumulation of scar tissue due to over-deposition of extracellular matrix (ECM) components, leading to stiffening, loss of function, and structural disruption of affected tissues. This maladaptive response can result from chronic injury or persistent inflammation and can impact nearly any organ system, including the lungs, liver, kidneys, and heart—contributing significantly to morbidity and mortality. Causes may include chronic inflammation, autoimmune and allergic responses, chemical insults, radiation, and tissue damage. For example, life expectancy following myocardial infarction-related scarring ranges from 3 to 8 years (ages 65–74), and for lung fibrosis patients is typically 3 to 5 years.

On December 22, 2025, the Company and its joint research partners at the Universities of Jaén and Granada published key findings in a peer reviewed journal, Scientific Reports, regarding the impact of proenzymes on pancreatic ductal adenocarcinoma (PDAC) fibroblasts. From the publishers of Nature, Scientific Reports is an online, open access journal, which publishes primary research from all areas of the natural and clinical sciences. The article is entitled, “Impact of pancreatic proenzymes on pancreatic ductal adenocarcinoma associated fibroblasts,” and available online. The tumor microenvironment (TME) plays a pivotal role in tumor initiation, progression, and the form of pre-metastatic niches. PDAC is characterized by a dense fibrotic stroma containing a significant enriched population of cancer-associated fibroblasts (CAFs). The interplay between CAFs and tumor cells is crucial in driving tumor advancement and metastasis, underscoring the potential benefits of novel therapeutic strategies targeting stromal cells to improve patient survival. PRP, consisting of two bovine derived pancreatic proenzymes, trypsinogen and chymotrypsinogen, have shown efficacy in cancer treatment. The findings demonstrate PRP exerts multifaceted effects. Results underscore the candidacy of PRP as a potential disruptor of the TME.

On January 20, 2026, a new provisional patent application was filed for methods of producing trypinsogen and chymotrypsinogen with IP Australia. The patent application describes an optimized expression system to produce a world-first fully synthetic recombinant version of PRP, a long-term therapy for the treatment and prevention of metastatic cancer from solid tumors. A fully synthetic version of trypsinogen and chymotrypsinogen, called Rec-PRP, could have additional benefits to a global healthcare system that further capitalizes on a new therapeutic approach to treating cancer. For example, both proenzymes are synthesized by an in vivo (living organism) expression system, such as yeast cells, to produce proteins that could be maintained for long periods of time without suffering degradation in the absence of refrigeration. This is useful for a longer self-life as well as global distribution, particularly in warmer climates and developing regions where refrigeration is not available. Further, the program could produce large quantities of trypsinogen and chymotrypsinogen for commercial use that exhibits minimal variation between lots and without sourcing from animals. Therefore, management believes a fully synthetic recombinant version of PRP would have tremendous implications from a regulatory perspective, but also a practical, commercial benefit for global distribution.

On January 27, 2026, the Company filed a new provisional patent application focusing on innovative formulations of the pancreatic proenzymes, trypsinogen and chymotrypsinogen— the active components in our lead asset, PRP — addressing critical challenges in stability, storage, freeze/thaw cycling, and global transport. These advancements overcome longstanding barriers in developing viable pharmaceutical compositions of these proenzymes for biomedical applications, including cancer and other chronic diseases.

Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

For the Three and Six months ended December 31, 2025, as compared to the Three and Six months ended December 31, 2024.

Revenue

For the three and six months ended December 31, 2025 and 2024, we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense increased to $3,628,173 for the three months ended December 31, 2025 as compared to $153,593 for the three months ended December 31, 2024. This increase of approximately $3,475,000 is primarily attributable to the increase in stock-based consulting expenses of approximately $2,472,000 to various consultants, general consulting, legal, director fees and investor relation fees of approximately $807,000, increase in accounting fees of approximately $17,000, increase of approximately $79,000 in employee remuneration expense, and increase in other general and administrative expenses of approximately $85,000 related to increase public company expenses and increase in marketing expense of approximately $14,000.

Administration expense increased to $8,226,747 for the six months ended December 31, 2025 as compared to $374,352 for the six months ended December 31, 2024. This increase of approximately $7,852,000 is primarily attributable to the increase in stock-based consulting expenses of approximately $6,215,000 to various consultants, general consulting, legal, director fees and investor relation fees of approximately $1,293,000, increase in accounting fees of approximately $48,000, increase of approximately $88,000 in employee remuneration expense, and increase in other general and administrative expenses of approximately $177,000 related to increase public company expenses and increase in marketing expense of approximately $31,000.

Occupancy Expense – Relates Party

Occupancy expenses increased to $6,600 for the three months ended December 31, 2025 as compared to $5,401 for the three months ended December 31, 2024. Occupancy expenses increased to $21,389 for the six months ended December 31, 2025 as compared to $13,718 for the six months ended December 31, 2024. This increase in both periods are primarily attributable to the increase of monthly rental fees as a result of the lease renewal with the related party lessor in May 2025.

Research and Development Expenses

Research and development expenses were decreased to $19,961 for the three months ended December 31, 2025 as compared to $54,388 for the three months ended December 31, 2024, a decrease in research and development expenses of approximately $34,000 Research and development expenses were decreased to $80,162 for the six months ended December 31, 2025 as compared to $116,102 for the six months ended December 31, 2024, a decrease in research and development expenses of approximately $36,000.

Such research and development expenses are related to the two-year collaboration agreement with University of Jaén, which was executed in October 2020 to provide certain research services to the Company ending on October 2022, relating to the investigation of a fully synthetic recombinant version of PRP. Additionally, on July 27, 2022, the Company entered into another two-year research agreement with the University of Jaén to provide certain research and experiment services to the Company relating to the investigation of the effects of pancreatic proenzymes against the tumor microenvironment. Additionally, we also allocate a portion of the management’s salary to research and development expenses. The overall decrease in research and development expenses is primarily related to our cost-cutting measures due to insufficient working capital funding. Further research and development collaborations are currently under negotiation with the University of Jaén and other contract research organizations in preparation for upcoming available working capital for future research and development expenses.

Interest Expense

Interest expense decreased to $58,955 for the three months ended December 31, 2025, as compared to $118,943 for the three months ended December 31, 2024. Interest expense increased to $364,604 for the six months ended December 31, 2025, as compared to $205,173 for the six months ended December 31, 2024. Interest expense is primarily comprised of approximately $187,000 of debt discount amortization, accretion of put premium of approximately $37,000, default and prepayment penalty fees of approximately $53,000 and interest expense from accrual of interest expense and other financing fees for a total of approximately $87,000 for the for the six months ended December 31, 2025.

This decrease in interest expense during the three months ended December 31, 2025 of approximately $59,000 is primarily attributable to the decrease in amortization of debt discount of approximately $41,000, and decrease of approximately $18,000 in interest expense from accrual of interest expense and other financing fee.

This increase in interest expense during the six months ended December 31, 2025 of approximately $159,000 is primarily attributable to the increase in amortization of debt discount of approximately $53,000, increase in accretion of put premium of approximately $37,000, increase in default and prepayment penalty fees of approximately $53,000 and increase of approximately $16,000 in interest expense from accrual of interest expense and other financing fee.

Derivative Expense

Derivative expense decreased to $0 for the three months ended December 31, 2025 as compared to $8,559 for the three months ended December 31, 2024. Derivative expense decreased to $0 for the six months ended December 31, 2025 as compared to $35,741 for the six months ended December 31, 2024. This decrease is primarily attributable to the decrease in issuance of convertible notes which initial value was bifurcated from the embedded conversion option and was recorded as derivative expense.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities increased to a gain of $87,728 for the three months ended December 31, 2025 as compared to $13,581 for the three months ended December 31, 2024. Change in fair value of derivative liabilities was increased to a gain of $68,022 for the six months ended December 31, 2025 as compared to $66,368 for the six months ended December 31, 2024. The increase in gain for the three and six months period of approximately $74,000 and $1,700,respectively, is primarily attributable to the decrease in fair value of the principal amount of convertible notes with bifurcated embedded conversion option derivatives as a result of the decrease in number of convertible notes which value was bifurcated from the embedded conversion option during the six months ended December 31, 2025 as compared to the prior six month period.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability increased to a gain of $593,710 for the three and six months ended December 31, 2025 as compared to $0 for both prior periods. The increase in gain of approximately $594,000 is primarily attributable to the decrease in fair value of the warrant liability as a result of the decrease in our stock price during the six months ended December 31, 2025.

Gain (Loss) on Extinguishment of Debt, net

During the six months ended December 31, 2025, were principal aggregate amount of convertible notes of $145,650, accrued interest of $14,960 and conversion fees of $2,343 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $293,968, resulting in a loss on extinguishment at the time of conversion of $131,015 and $303,743 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net gain of $172,728 which is included in gain (loss) on extinguishment of debt in the accompanying condensed consolidated statements of operations.

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

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain (loss) decreased to a loss of $19,497 for the three months ended December 31, 2025 as compared to $84,121 for the three months ended December 31, 2024. Foreign currency transaction gain (loss) decreased to a loss of $54,196 for the six months ended December 31, 2025 as compared to $75,698 for the six months ended December 31, 2024. This decreases is partially attributable to the increase in exchange rates during the six months ended December 31, 2025.

Net loss

Net loss increased to $3,091,394 for the three months ended December 31, 2025 as compared to a net loss of $430,183 for the three months ended December 31, 2024. Net loss increased to $7,929,132 for the six months ended December 31, 2025 as compared to a net loss of $784,493 for the six months ended December 31, 2024. The change relates to the factors discussed above.

Deemed dividend

The Company paid legal fees related to the sale of our Series C preferred stock of $50,000 and accreted $882,246 up to the redemption value of the Series C Preferred stock. Accordingly, the Company recognized total deemed dividend of $932,246 and $0 during the three and six months ended December 31, 2025 and 2024, respectively, and a corresponding reduction of income available to common stockholders during the three and six months ended December 31, 2025 and 2024.

Net loss available to common stockholders

Net loss available to common stockholders increased to $4,023,640 for the three months ended December 31, 2025 as compared to a net loss available to common stockholders of $430,183 for the three months ended December 31, 2024. Net loss available to common stockholders increased to $8,861,378 for the six months ended December 31, 2025 as compared to a net loss available to common stockholders of $784,493 for the six months ended December 31, 2024. The change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of December 31, 2025, we had total assets of $15,111,532, comprised primarily of cash of $561,237 GST tax receivable of $16,994, prepaid expenses – current portion of $7,127,293, other current assets of $1,400, security deposit of $2,000, operating lease ROU asset, net of $50,901, prepaid expenses – long-term of $7,347,310 and fixed assets of $4,397. As compared to June 30, 2025, we had total assets of $19,631,808, comprised primarily of cash of $12,088, GST tax receivable of $5,302, prepaid expenses – current portion of $8,334,046, other current assets of $1,380, security deposit of $1,971, deferred offering cost of $291,773, operating lease ROU asset, net of $59,413 and prepaid expenses – long-term of $10,925,835.

We had current liabilities of $3,624,018, primarily comprised of net convertible debt of $55,000, accounts payable, accrued expenses and accrued interest of $1,986,098, employee benefit liability of $703,190, loans payable of $65,280, loans payable – related party of $472,083, embedded conversion option liabilities of $32,128, warrant liability of $288,635 and operating lease liability of $21,604 as of December 31, 2025. As compared to June 30, 2025, $5,578,240, primarily comprised of net convertible debt of $537,921, accounts payable, accrued expenses and accrued interest of $2,926,941, employee benefit liability of $667,901, loans payable of $65,280, loans payable – related party of $415,329, note payable, net of $543,312, embedded conversion option liabilities of $403,892 and operating lease liability of $17,664.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for repayment of debt and payments for research and development, administration expenses, occupancy expenses, professional and consulting fees, and travel.

During the six months ended December 31, 2025 we received proceeds from the sale of our common stock for approximately $3.3 million, sale of our Series C preferred stock for approximately $950,000 and proceeds from issuance of notes of $175,000 and proceeds from issuance of loan payable from related parties of $78,249.

We have substantial capital resource requirements and have incurred significant losses since inception. As of December 31, 2025, we had $561,237 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the Six months ended December 31,
	2025	2024
Net cash used in operating activities	$(2,938,207)	$(216,786)
Net cash used in investing activities	$(4,758)	$-
Net cash provided by financing activities	$3,491,871	$270,515
Effect of exchange rate changes on cash	$243	$(60,181)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $2,938,207 for the six months ended December 31, 2025, due to our net loss of $7,929,132 offset primarily non-cash charges of amortization of debt discount of $186,777, accretion of put premium of $37,450, non-cash interest expense of $5,843, total stock-based expenses of $5,496,367, foreign currency transaction loss of $54,196, and change in fair value of derivatives of $68,022 and warrant liability of $593,710, addback gain from extinguishment of debt of $210,178. Net changes in operating assets and liabilities totaled $661,280, which is primarily attributable to an increase in prepaid expenses of $28,590, decrease in accounts payable of $310,368, and decrease in accrued expenses and other payables of $351,663.

Net cash used in operating activities was $216,786 for the six months ended December 31, 2024, due to our net loss of $784,493 offset primarily by non-cash charges of amortization of debt discount of $133,644, non-cash interest expense of $4,582, derivative expense of $35,741, foreign currency transaction loss of $75,698, and gain from extinguishment of debt of $30,078 addback change in fair value of derivatives of $66,368. Net changes in operating assets and liabilities totaled $329,466, which is primarily attributable to an increase in accrued interest of $49,350, increase in accounts payable of $102,374 and increase in accrued expenses and other payables of $166,993.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $4,758 for the six months ended December 31, 2025, related to purchase of equipment, as compared to $0 for the six months ended December 31, 2024.

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the six months ended December 31, 2025 was $3,491,871. During the six months ended December 31, 2025 we received net proceeds from sales of our common stock for $3,314,458 and Series C preferred stock for $950,099, proceeds from issuance of notes of $175,000 and proceeds from issuance of loan from related parties of $78,249 offset by repayment of notes of $875,127 and loans payable – related party of $150,808.

Net cash provided by financing activities for the six months ended December 31, 2024 was $270,515. During the six months ended December 31, 2024 we received net proceeds from issuance of convertible notes of $80,000, proceeds from a note of $35,000 and proceeds from issuance of loan from related parties of $278,915 offset by repayment of notes of $98,400 and deferred offering cost of $25,000.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $243 positive adjustment to cash flows in the six months ended December 31, 2025 as compared to a $60,181 negative adjustment to cash flows in the six months ended December 31, 2024. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Going Concern Qualification

We did not generate any revenue for the six months ended December 31, 2025 and 2024 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2025 and 2024. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to the material weaknesses in financial reporting as discussed below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at December 31, 2025:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

On December 9, 2025, the Company was served with a complaint (the “Complaint”) filed in the Superior Court of the State Delaware by Helena Partners, Inc. (“Helena”). In the Complaint, Helena alleges breach of an engagement agreement dated August 3, 2025 (the “Engagement Agreement”) between the Company and Helena and argues that the Company owes Helena a $15,000 deal deposit fee for entering into the Engagement Agreement and a $250,000 break fee for not completing an equity financing with Helena. On January 15, 2026, the Company filed an answer to the Complaint with the Superior Court of the State of Delaware and intends to vigorously defend the action. Other than as described above, there is no other action, suit, or proceeding by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or our subsidiary, threatened against or affecting our Company, our Common Stock, our subsidiary or of our companies or our subsidiary’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

We are not required to provide this information as we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

From October 1, 2025 through December 31, 2025, the Company issued an aggregate of 127,667 shares of its common stock at an average contractual conversion price of $1.75 as a result of the conversion of principal of $76,000 interest of $4,441 and conversion fees $937 underlying certain outstanding convertible notes converted during such period.

In October 2025, the Company issued an aggregate of 4,336 share of common stock for services rendered and to be rendered from September 25, 2025 to December 25, 2025 in connection with the Advisory agreement dated on September 25, 2025. These shares were valued at approximately $1.73 or $7,500, being the closing price of the stock on the date of grant. During the six months ended December 31, 2025, the Company recorded stock-based compensation of $7,500.

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

Item 3. Defaults Upon Senior Securities.

As of December 31, 2025, we were in default under certain loan issued to certain noteholder on October 3, 2019 for failure to pay an aggregate of $65,280 which was settled in January 2026 by entering in an Exchange agreement and a convertible note of $58,520 of principal and accrued interest, respectively, as of December 31, 2025, subsequent to their maturity date. We are currently in discussions with such noteholder to extend such maturity date. See “Note 5 and 6” to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
s101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, is formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: February 17, 2026	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer,
(Principal Executive Officer)

Dated: February 17, 2026	By:	/s/ Jeannine Zimmerman
	Name:	Jeannine Zimmerman
	Title:	Chief Financial Officer
(Principal Financial Officer)

