Form 10-Q
period 2026-03-31
Propanc Biopharma, Inc.
filed 2026-05-14
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of May 14, 2026, there were 56,959,280 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at March 31, 2026 (unaudited) and June 30, 2025	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended March 31, 2026 and 2025 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for each of the three and nine months in the periods ended March 31, 2026 and 2025 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2026 and 2025 (unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-6

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	June 30, 2025
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$443,702	$12,088
GST tax receivable	11,057	5,302
Prepaid expenses - current portion	7,733,625	8,334,046
Other current assets	35,104	1,380

TOTAL CURRENT ASSETS	8,223,488	8,352,816

Deferred offering costs	-	291,773
Prepaid expenses - long-term portion	6,057,422	10,925,835
Security deposit - related party	2,065	1,971
Operating lease right-of-use assets, net - related party	46,584	59,413
Property and equipment, net	4,221	-

TOTAL ASSETS	$14,333,780	$19,631,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$973,692	$1,249,596
Accrued expenses and other payables	942,376	1,486,550
Accrued interest	123,181	190,795
Loans payable	-	65,280
Loans payable - related parties, net of discount	465,282	415,329
Notes payable, net of discount	-	543,312
Convertible notes, net of discounts and including put premiums	55,000	537,921
Operating lease liability - related party, current portion	23,324	17,664
Warrant liability	104,313	-
Embedded conversion option liabilities	50,273	403,892
Employee benefit liability	738,187	667,901

TOTAL CURRENT LIABILITIES	3,475,628	5,578,240

NON-CURRENT LIABILITIES:
Loan payable - long-term - related party, net of discount	-	105,627
Operating lease liability - long-term portion - related party	30,267	41,749

TOTAL NON-CURRENT LIABILITIES	30,267	147,376

TOTAL LIABILITIES	$3,505,895	$5,725,616

Temporary Equity – Convertible Preferred Stock Series C - $0.01 par value, $10,000 stated value, 9,900 shares designated and authorized, 100 (liquidation value of $1,000,000) and none issued and outstanding at March 31, 2026 and June 30, 2025, respectively	$1,000,000	$-

Commitments and Contingencies (See Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares previously authorized; 0 shares issued and outstanding as of March 31, 2026 and June 30, 2025	$-	$-
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of March 31, 2026 and June 30, 2025	-	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 21,859,281 and 11,611,782 shares issued and outstanding as of March 31, 2026 and June 30, 2025, respectively	21,860	11,612
Common stock issuable (33,007,750 and 7,750 shares as of March 31, 2026 and June 30, 2025, respectively)	33,008	8
Additional paid-in capital	149,427,962	138,243,652
Accumulated other comprehensive income	1,234,766	1,318,917
Accumulated deficit	(140,843,234)	(125,621,520)
Treasury stock ($0.001 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ EQUITY	9,827,885	13,906,192

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$14,333,780	$19,631,808

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025

REVENUE
Revenue	$-	$-	$-	$-

OPERATING EXPENSES
Administration expenses (including noncash compensation expense of $11,581,251 and $52,853,115 for the nine months ended March 31, 2026 and 2025, respectively, and $5,351,136 and $52,838,115 for the three months ended March 31, 2026 and 2025, respectively.	6,219,644	53,068,147	14,446,391	53,442,499
Occupancy expenses - related party	10,917	6,469	32,306	20,187
Research and development	169,660	54,097	249,822	170,199
TOTAL OPERATING EXPENSES	6,400,221	53,128,713	14,728,519	53,632,885

LOSS FROM OPERATIONS	(6,400,221)	(53,128,713)	(14,728,519)	(53,632,885)

OTHER INCOME (EXPENSE)
Interest expense	(38,270)	(104,042)	(402,874)	(309,215)
Interest income	13	1	69	2
Derivative expense	-	(59,271)	-	(95,012)
Change in fair value of derivative liabilities	(18,146)	47,119	49,876	113,487
Change in fair value of warrant liability	182,517	-	776,227	-
Other expense	43,000	-	(11,000)	-
Settlement expense	(90,000)	-	(90,000)	-
Gain (loss) on extinguishment of debt, net	(74,235)	(809,954)	135,943	(840,032)
Foreign currency transaction gain (loss)	35,006	(12,486)	(19,190)	(88,184)
TOTAL OTHER INCOME (EXPENSE), NET	39,885	(938,633)	439,051	(1,218,954)

LOSS BEFORE TAXES	(6,360,336)	(54,067,346)	(14,289,468)	(54,851,839)

Tax benefit	-	-	-	-

NET LOSS	$(6,360,336)	$(54,067,346)	$(14,289,468)	$(54,851,839)

Deemed Dividend	-	-	(932,246)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(6,360,336)	$(54,067,346)	$(15,221,714)	$(54,851,839)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.28)	$(12.50)	$(0.95)	$(38.62)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	22,427,486	4,325,994	15,973,535	1,420,307

NET LOSS	$(6,360,336)	$(54,067,346)	$(15,221,714)	$(54,851,839)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	(93,349)	(27,311)	(84,151)	194,976

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(93,349)	(27,311)	(84,151)	194,976

TOTAL COMPREHENSIVE LOSS	$(6,453,685)	$(54,094,657)	$(15,305,865)	$(54,656,863)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE THREE AND NINE MONTHS ENDED MARCH 31, 2026 AND 2025

(Unaudited)

	Preferred Stock						Common Stock				Accumulated		Total
	Series A		Series B		Common Stock		Issuable		Additional		Other		Stockholders’
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Equity (Deficit)

Balance at June 30, 2024	-	$-	1	$-	7,980	$8	-	$-	$61,696,049	$(66,698,220)	$1,269,581	$(46,477)	$(3,779,059)

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	3,237	3	-	-	99,888	-	-	-	99,891

Issuance of common stock for services	-	-	-	-	250	-	-	-	15,000	-	-	-	15,000

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	9,336	-	-	-	9,336

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(98,943)	-	(98,943)

Net loss for the three months ended September 30, 2024	-	-	-	-	-	-	-	-	-	(354,310)	-	-	(354,310)

Balance at September 30, 2024	-	-	1	-	11,467	11	-	-	61,820,273	(67,052,530)	1,170,638	(46,477)	(4,108,085)

Issuance of common stock for conversion of convertible debt, conversion fees and accrued interest	-	-	-	-	3,041	3	-	-	58,276	-	-	-	58,279

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	321,230	-	321,230

Net loss for the three months ended December 31, 2024	-	-	-	-	-	-	-	-	-	(430,183)	-	-	(430,183)

Balance at December 31, 2024	-	-	1	-	14,508	14	-	-	61,878,549	(67,482,713)	1,491,868	(46,477)	(4,158,759)

Issuance of common stock for conversion of convertible debt, conversion fees and accrued interest	-	-	-	-	2,548	3	-	-	18,202	-	-	-	18,205

Issuance of common stock for services rendered	-	-	-	-	8,555,500	8,556	-	-	51,324,444	-	-	-	51,333,000

Issuance of common stock for prepaid services	-	-	-	-	2,025,000	2,025	-	-	23,879,085	-	-	-	23,881,110

Issuance of common stock related to debt exchange agreement	-	-	-	-	111,000	111			1,112,389	-	-	-	1,112,500

Issuance of common stock related to warrant exchange agreement	-	-	-	-	900,000	900	-	-	(900)	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	893	-	-	-	893

Fractional shares due to reverse split	-	-	-	-	3,226	3	-	-	(3)	-	-	-	-

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(27,311)	-	(27,311)

Net loss for the three months ended March 31, 2025	-	-	-	-	-	-	-	-	-	(54,067,346)	-	-	(54,067,346)

Balance at March 31, 2025	-	$-	1	$-	11,611,782	$11,612	-	$-	$138,212,659	$(121,550,059)	$1,464,557	$(46,477)	$18,092,292

	Preferred Stock						Common Stock				Accumulated		Total
	Series A		Series B		Common Stock		Issuable		Additional		Other		Stockholders’
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Equity (Deficit)

Balance at June 30, 2025	-	$-	1	$-	11,611,782	$11,612	7,750	$8	$138,243,652	$(125,621,520)	$1,318,917	$(46,477)	$13,906,192

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	194,966	195	-	-	437,869	-	-	-	438,064

Issuance of common stock for cash	-	-	-	-	1,000,000	1,000	-	-	3,313,458	-	-	-	3,314,458

Common stock issuable for services and prepaid services	-	-	-	-	-	-	510,937	511	1,408,237	-	-	-	1,408,748

Reclassification of put premium upon debt conversion and repayment	-	-	-	-	-	-	-	-	114,399	-	-	-	114,399

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	17,044	-	17,044

Net loss for the three months ended September 30, 2025	-	-	-	-	-	-	-	-	-	(4,837,738)	-	-	(4,837,738)

Balance at September 30, 2025	-	-	1	-	12,806,748	12,807	518,687	519	143,517,615	(130,459,258)	1,335,961	(46,477)	14,361,167

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	127,667	128	-	-	114,956	-	-	-	115,084

Issuance of common stock for common stock issuable	-	-	-	-	510,937	511	(510,937)	(511)	-	-	-	-	-

Common stock issued for services	-	-	-	-	4,336	4	-	-	7,496	-	-	-	7,500

Deemed dividend upon issuance of Series C Preferred stock	-	-	-	-	-	-	-	-		(932,246)	-	-	(932,246)

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	(7,846)	-	(7,846)

Net loss for the three months ended December 31, 2025	-	-	-	-	-	-	-	-	-	(3,091,394)	-	-	(3,091,394)

Balance at December 31, 2025	-	-	1	-	13,449,688	13,450	7,750	8	143,640,067	(134,482,898)	1,328,115	(46,477)	10,452,265

Issuance of common stock related to debt exchange agreement	-	-	-	-	394,788	395			199,605	-	-	-	200,000

Issuance of common stock for conversion of Series C preferred stock	-	-	-	-	8,000,000	8,000	-	-	(8,000)	-	-	-	-

Common stock issued for services	-	-	-	-	14,805	15	-	-	7,485	-	-	-	7,500

Common stock issuable for services and prepaid services	-	-	-	-	-	-	33,000,000	33,000	4,587,000	-	-	-	4,620,000

Issuance of Series C Preferred stock upon exercise of Series C warrants	-	-	-	-	-	-	-	-	1,000,000	-	-	-	1,000,000

Reclassification of warrant liability into equity upon exercise of Series C warrants	-	-	-	-	-	-	-	-	1,805	-	-	-	1,805

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	(93,349)	-	(93,349)

Net loss for the three months ended March 31, 2026	-	-	-	-	-	-	-	-	-	(6,360,336)	-	-	(6,360,336)

Balance at March 31, 2026	-	$-	1	$-	21,859,281	$21,860	33,007,750	$33,008	$149,427,962	$(140,843,234)	$1,234,766	$(46,477)	$9,827,885

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the nine months ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(14,289,468)	$(54,851,839)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance of common stock for services	741,248	51,348,000
Common stock issuable for services	3,570,000	-
Amortization of prepaid stock based expenses	7,270,003	1,505,115
Foreign currency transaction loss	19,190	88,184
Depreciation expense	670	-
Amortization of debt discounts	198,362	193,283
Amortization of right-of-use assets	15,650	14,952
Change in fair value of derivative liabilities	(49,876)	(113,487)
Change in fair value of warrant liability	(776,227)	-
Derivative expense	-	95,012
Loss (gain) on extinguishment of debt, net	(135,943)	840,032
Non-cash interest expense	5,843	5,519
Accretion of put premium	37,450	-
Changes in Assets and Liabilities:
GST receivable	(5,504)	(880)
Prepaid expenses	(68,669)	1,312
Other current assets	(33,659)	-
Accounts payable	(335,235)	118,706
Employee benefit liability	38,573	27,917
Accrued expenses and other payables	(308,783)	342,223
Accrued interest	34,365	89,179
Operating lease liability	(8,643)	(16,210)
NET CASH USED IN OPERATING ACTIVITIES	(4,080,653)	(312,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,912)	-
NET CASH USED IN INVESTING ACTIVITIES	(4,912)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	100,000	150,000
Proceeds from issuance of convertible Series C Preferred stock, net of issuance cost	950,099	-
Proceeds from exercise of Series C warrants	1,000,000	-
Repayment of convertible notes	(203,350)	(8,000)
Repayment of notes	(671,777)	(98,400)
Repayment of loans payable - related party	(169,194)	-
Proceeds from the sale of common stock, net of offering costs	3,314,458	-
Proceeds from note payable	75,000	145,000
Proceeds from loans payable - related parties	78,249	294,400
Deferred offering costs	-	(65,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,473,485	418,000

Effect of exchange rate changes on cash	43,694	(75,343)

NET INCREASE IN CASH	431,614	29,675

CASH AT BEGINNING OF PERIOD	12,088	21,085
CASH AT END OF PERIOD	$443,702	$50,760

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$126,855	$21,625
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$114,399	$10,229
Conversion of convertible notes and accrued interest to common stock	$416,291	$79,686
Settlement of accounts payable for shares of common stock	$-	$129,354
Settlement of loans to former director for shares of common stock	$-	$74,395
Settlement of loans payable including accrued interest for shares of common stock	$125,765	$86,248
Defferred offering cost charged to additional paid in capital upon closing of offering	$291,773	$-
Issuance of common stock related to debt exchange agreement	$125,764	$-
Debt discounts related to derivative liability	$-	$150,000
Issuance of common stock and common stock issuable for prepaid services (net of amortized portion)	$1,026,729	$22,375,995
Deemed dividend related to Series C Preferred Stock	$932,246	$-
Reclassification of warrant liability into equity upon exercise of Series C warrants	$1,805	$-

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

On July 22, 2016, the Company formed another wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of March 31, 2026, there has been no activity within this entity.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to reflect the Company’s stage of operations and development better.

In July 2020, a world-first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 84 granted, allowed, or accepted patents and 7 provisional patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

The Company hopes to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer by filing additional patent applications as it advances its lead product candidate, PRP, through various stages of development.

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our consolidated results of operations for the three and nine months ended March 31, 2026 and 2025 and cash flows for the nine months ended March 31, 2026 and 2025 and our consolidated financial position at March 31, 2026 have been made. The Company’s results of operations for the three and nine months ended March 31, 2026 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2026.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive wholly-owned subsidiary through March 31, 2026 and still remains inactive.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Significant estimates in the accompanying unaudited consolidated financial statements include the estimates of useful lives of long-lived assets, valuation of the collectability of a refundable advance deposit, present value of the operating lease liability and related right-of-use asset, valuation of derivatives, valuation of convertible preferred stock, valuation of warrant liability, valuation of equity based instruments issued for other than cash, the valuation allowance on deferred tax assets and foreign currency translation due to certain average exchange rates applied in lieu of spot rates on transaction dates.

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

March 31, 2026

(Unaudited)

Other Comprehensive Income (Loss) for all periods presented includes only foreign currency translation gains (losses).

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that the intercompany loans will not be repaid in the foreseeable future and thus, per Accounting Standards Codification (“ASC”) 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). As of March 31, 2026 and 2025, the Company recognized a cumulative exchange gain (loss) of approximately $1,014,000 and $(1,339,000), respectively, on intercompany loans made by the parent to the subsidiary that have not been repaid as of March 31, 2026, which is included as a component of accumulated other comprehensive income on the accompanying condensed consolidated balance sheets.

As of March 31, 2026 and June 30, 2025, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	March 31, 2026	June 30, 2025
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.6883	0.6571

Average exchange rate for the period
USD : AUD exchange rate	0.6664	0.6468

The change in Accumulated Other Comprehensive Income by component during the nine months ended March 31, 2026 was as follows:

Foreign Currency Items:
Balance, June 30, 2025	$1,318,917
Unrealized foreign currency translation loss	(84,151)
Ending balance, March 31, 2026	$1,234,766

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

Also see Note 12 - Derivative Financial Instruments and Fair Value Measurements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of March 31, 2026 or June 30, 2025.

Prepaid expenses

Prepaid expenses – current portion and long-term portion of $7,733,625 and $6,057,422, respectively, at March 31, 2026, consist primarily of costs paid for future services which will occur between 1 month to three years. Prepaid expenses – current portion and long-term portion of $8,334,046 and $10,925,835, respectively, at June 30, 2025, consist primarily of costs paid for future services which will occur between 6 months to three years. Prepaid expenses principally include prepayments in fully vested, non-forfeitable equity instruments for general consulting, investor relations, and business advisory services, which are being amortized over the terms of their respective agreements.

Deferred Offering Costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized and consist principally of professional, underwriting and other expenses incurred through the balance sheet date that are directly related to the Company’s proposed public offering. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of March 31, 2026 and June 30, 2025, the Company had recorded $0 and $291,773, respectively, in deferred offering costs.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through March 31, 2026 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

As of March 31, 2026 and June 30, 2025, the Company was owed $11,057 and $5,302, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

Warrant Liability

The Company accounts for the Series C warrants issued in November 2025, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies these warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of these warrants is estimated using a Monte Carlo simulation model. Such warrant classification is also subject to re-evaluation at each reporting period (see Note 7).

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the three months ended March 31, 2026 and 2025 were $169,660 and $54,097, respectively. Total research and development costs for the nine months ended March 31, 2026 and 2025 were $249,822 and $170,199, respectively.

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

March 31, 2026

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

	March 31, 2026	March 31, 2025
	(Unaudited)	(Unaudited)
Stock Warrants with no designations	30,250	250
Series A Warrants as if converted at alternate cashless exercise price	-	33,173
Series C Warrants as if converted at alternate cashless exercise price *	-	152,933
Series C Warrants	9,800	-
Convertible Series C Preferred stock	11,764,706	-
Convertible Debt	864,780	44,971
Total	12,669,536	231,327

*	Only convertible ratably upon exercise of Series B Warrants

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”). The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. All activities are related to the development of cancer treatment and the Company has not commenced commercial operations or generated revenues to date. All activities are related to the development of the cancer treatment and the Company has not commenced commercial operations or generated revenues to date. The CODM is the chief executive officer of the Company, who reviews operating results and utilizes consolidated financial information, including operating expenses, operating loss, and net loss as reported on the consolidated statements of operations, to make decisions about operating decisions, allocate resources and assess performance for the entire Company. Consolidated net loss is our segment’s primary measure of loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The single segment constitutes all the consolidated entity, and the accompanying consolidated financial statements and the notes to the accompanying consolidated financial statements are representative of such amounts. For the three and nine months ended March 31, 2026 and 2025, the Company operates in one operating segment.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

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

On December 8, 2025, the FASB issued ASU 2025-11 – Interim Reporting (“ASU 2025-11”) which is intended to improve the navigability of the guidance in ASC 270, Interim Reporting, and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides interim financial statements and notes in accordance with GAAP. ASU 2025-11 also addresses the form and content of such financial statements, interim disclosures requirements, and establishes a principle under which an entity must disclose events since the end of the last annual reporting period that have a material impact on the entity. ASU 2025-11 is effective for interim reporting periods within annual reporting periods beginning after December 15, 2027 and early adoption is permitted. The Company is currently evaluating the impact the adoption of ASU 2025-11 may have on the Company’s consolidated financial statements.

On December 17, 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments in this update are to make other incremental improvements to GAAP and facilitate codification updates for a broad range of Topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. The resulting amendments are collectively referred to as Codification improvements. ASU 2025-12 is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact the adoption of ASU 2025-12 may have on the Company’s consolidated financial statements.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the nine months ended March 31, 2026, the Company had no revenues, had a net loss of $14,289,468, and had net cash used in operations of $4,080,653. Additionally, as of March 31, 2026, the Company had accumulated deficit of $140,843,234. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issue date of this Quarterly Report.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of March 31, 2026 and June 30, 2025.

	March 31, 2026 (Unaudited)	June 30, 2025

Office equipment at cost	$31,181	$25,078
Less: Accumulated depreciation	(26,960)	(25,078)

Total property, plant, and equipment	$4,221	$-

Depreciation expense for the three months ended March 31, 2026 and 2025 was $316 and $0, respectively. Depreciation expense for the nine months ended March 31, 2026 and 2025 was $670 and $0, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

NOTE 4 – DUE TO AND LOANS FROM FORMER DIRECTOR - RELATED PARTY

Due to former director – related party

Due to former director – related party represented unsecured advances made primarily by a former director for operating expenses on behalf of the Company, such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and were due upon demand. The Company was not charged interest under these advances. The total amount owed to the former director at March 31, 2026 and June 30, 2025 were $0 for both periods. On January 23, 2025, the Company entered into a Debt Exchange Agreement (“the Debt Exchange”) with the former director (see below) to settle such debt.

Loan from Former Director - Related Party

Loan from the Company’s former director at March 31, 2026 and June 30, 2025 were $0 for both periods. The loan bore no interest and was payable on demand.

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

NOTE 5 – LOANS

Loans payable - Related Party

Between November 2023 and May 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $71,629. Additionally, in August 2024, the same affiliated institutional investor loaned the Company an amount of $85,000 AUD ($57,639 USD). These loans are payable on demand and were non-interest bearing. In September 2025, the Company agreed to pay interest of 12% per annum beginning from the funding date of these loans. The Company repaid $16,428 USD including additional interest expense of $4,805 USD on February 12, 2026.

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

Between November 2024 and December 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $15,000 AUD ($9,731 USD). These loans are payable on demand and were non-interest bearing. The Company repaid $12,000 AUD ($7,774 USD) including additional interest expense of $653 on August 19, 2025. In September 2025, the Company agreed to pay interest of 12% per annum beginning from the funding date of these loans. The Company repaid the remaining balance of $1,957 USD including additional interest expense of $319 USD on February 12, 2026.

Effective December 3, 2024, the Company entered into and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $175,000 AUD ($113,485 USD). The Company used the net proceeds for general working capital purposes. The term of the loan is four months or less (to be determined at the discretion of the Company), with $70,000 AUD due on February 28, 2025 and $105,000 AUD due on April 2, 2025. The loan bears an interest rate of 12% per annum and default interest rate of 18% per annum. Such loan is past due and currently in default.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

On July 5, 2023, the Company and an institutional investor affiliated with one of our directors, Josef Zelinger, entered into a letter agreement, pursuant to which such investor loaned the Company an aggregate of $230,000 AUD ($153,256 USD). Pursuant to such agreement, the term of such loan is three (3) years, ending on July 5, 2026, with an interest rate of 10% to be paid monthly in arrears. In connection with such loan, the Company issued 250 warrants to purchase common stock to such investor immediately exercisable at an initial exercise price of $600 per share (subject to certain adjustments such as stock dividend, stock splits, subsequent right offering and pro-rata distribution) with an expiry date of July 5, 2026. The Company accounted for the 250 warrants issued with this loan payable as debt discount by using the relative fair value method. The total debt discount which is equivalent to the relative fair value of the warrants of $141,084 was based on a fair value determination using a Black-Scholes model with the following assumptions: stock price at valuation date of $7,140 based on the closing price of common stock at date of grant, exercise price of $600, dividend yield of zero, expected term of 3.00, a risk-free rate of 4.59%, and expected volatility of 268%. The debt discount shall be amortized over the term of this loan. A portion of the proceeds of such loan were used to repay an outstanding balance of approximately $143,000 due on a convertible note held by a third-party investor which had been in default. Amortization of debt discount for fiscal year 2025 was $46,985. Amortization of debt discount from this loan for the three and nine months ended March 31, 2026 was $11,843 and $23,686, respectively. The total principal outstanding under this loan was $153,256 and remaining debt discount of $47,629 as of June 30, 2025 as reflected in the accompanying condensed consolidated balance sheet as loan payable – long-term – related party, net of discount of $105,627. The total principal outstanding under this loan, net of discount was $140,898 ($153,256 principal and remaining unamortized debt discount of $12,358) as of March 31, 2026 and has been reclassified as a short-term loan.

Total remaining balance of all the above loans payable – related parties, net of discount amounted to $465,282 and $415,329 as of March 31, 2026 and June 30, 2025, respectively. Accrued interest for all of the above loans payable – related parties as of March 31, 2026 and June 30, 2025 were $116,371 and $56,935, respectively.

Loans Payable

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC (“Crown Bridge”), pursuant to which Crown Bridge purchased a convertible promissory note from the Company (the “Crown Bridge Note”), which had a remaining principal balance of $65,280 as of March 31, 2026 and June 30, 2025. The maturity date of the Crown Bridge Note was October 3, 2020 and was past due. The Crown Bridge Note bore interest at a default interest rate of 15% per annum. In August 2022, the SEC filed a complaint against Crown Bridge due to its violation of Section 15(a)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Crown Bridge agreed to surrender all conversion rights in its currently held convertible notes, including the Crown Bridge Note. Consequently, during fiscal year 2023, the Company reclassified the remaining principal balance of $65,280 from a convertible note into a loan payable which is the principal balance at June 30, 2025. The total accrued interest from this loan amounted to $55,360 as of June 30, 2025. On January 7, 2026, the Company entered into an Exchange Agreement with Crown Bridge and issued 394,788 shares of common stock in exchange for the total outstanding balance of $65,280 and accrued interest of $60,484. Those shares were valued at approximately $0.51 per share or $200,000, being the closing price of the stock on the date of grant, resulting in a loss on extinguishment of debt at the time of exchange of $74,236. Accordingly, the remaining principal balance and accrued interest at March 31, 2026 is $0.

Loans Payable - others

In June 2024, the Company entered into loan agreements with two investors who loaned the Company an aggregate of $120,000 AUD ($79,811 USD). The maturity dates of these loans were both in June 2025. These loans bore interest at a rate of 12% per annum. On February 5, 2025, the Company entered into a Debt Exchange Agreements with the two investors and issued an aggregate of 30,000 shares of common stock in exchange for the total outstanding loan including accrued interest of $86,248. Those shares were valued at $10 per share or $300,000, being the closing price of the stock on the date of grant to the two investors. Accordingly, the fair market value of the shares issued was $300,000, resulting in a loss on extinguishment of debt at the time of exchange of $213,752 during fiscal year 2025. As of March 31, 2026 and June 30, 2025, the total balance of these loans including accrued interest amounted to $0 and $6,286, respectively. The Company fully paid the accrued interest of $6,286 on August 27, 2025.

The aggregate principal outstanding on the above loans was $0 and $65,280 as of March 31, 2026 and June 30, 2025, respectively.

Loans in default

Loans payable – related party for total principal amount of $211,545 and accrued interest of $50,213 which includes interest accruing at the default interest rate at 18% with maturity dates between November 2024 and April 2025 were in default as of March 31, 2026.

NOTE 6 – NOTES PAYABLE AND CONVERTIBLE NOTES

The Company’s promissory notes outstanding at March 31, 2026 and June 30, 2025 were as follows:

	March 31, 2026 (Unaudited)	June 30, 2025
Principal amounts of notes payable	$-	$589,277
Unamortized discounts	-	(45,965)
Notes payable, net	$-	$543,312

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

On July 18, 2025, the Company entered into a promissory note agreement with an investor, pursuant to which the investor agreed to purchase a promissory note from the Company in the aggregate principal amount of $82,500, for a purchase price of $75,000. Such note was a non-convertible note. The Company used the net proceeds therefrom for general working capital purposes. The maturity date of the note was September 15, 2025 and bore interest at a rate of 10% per annum and default interest rate of 18% per annum. Repayment of the note may occur as follows: (a) if the Company repaid this note on or before August 18, 2025, then Company shall pay investor in cash the sum of one hundred percent (100%) of the sum of the outstanding principal amount of the note (the “Principal Amount”) at such time, all accrued interest unpaid at such time, and any other payment due; and (b) if the Company repaid the note after August 18, 2025 and on or before September 18, 2025, then Company shall pay investor in cash the sum of one hundred twenty percent (120%) of the sum of the outstanding Principal Amount at such time, all accrued interest unpaid at such time, and any other payment due (the “Maximum Repayment Amount”) or (b) at such time as the Company and the investor may agree to effect repayment.

On August 19, 2025, the Company fully repaid the total principal for all the above mentioned promissory notes amounting $434,905 including total accrued interest, default and prepayment penalty of $35,076.

As of March 31, 2026 and June 30, 2025, the total principal outstanding under these notes was $0 and $352,405, respectively, and remaining debt discount of $0 and $3,488 as of March 31, 2026 and June 30, 2025, respectively, as reflected in the accompanying condensed consolidated balance sheet as notes payable, net of discount. Accrued interest from these notes amounted to $0 and $5,718 as of March 31, 2026 and June 30, 2025, respectively. Amortization of debt discount from these notes for the three and nine months ended March 31, 2026 was $0 and $3,488, respectively.

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

March 31, 2026

(Unaudited)

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

On January 31, 2025, the Company entered into and closed a securities purchase agreement 1800 Diagonal (the “Investor”), pursuant to which the Investor agreed to purchase a convertible promissory note from the Company in the aggregate principal amount of $65,000, for a purchase price of $56,000. The Company used the net proceeds therefrom for general working capital purposes. The maturity date of the note was November 30, 2025 and the note bore a one-time interest charge of fifteen percent that shall be applied on the issuance date. Accrued, unpaid interest and outstanding principal, subject to adjustment, shall be paid in five (5) payments, with the first on July 30, 2025 for $37,375, and the other four payments of $9,344 on August 30, 2025, September 30, 2025, October 30, 2025 and November 30, 2025 (a total payback to the Holder of $74,750). The Company shall have a five (5) day grace period with respect to each payment. In July 2025 and August 2025, the Company fully paid the principal of $65,000 including interest of $9,750.

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

As of March 31, 2026 and June 30, 2025 the total balance of these 1800 Diagonal Lending promissory notes amounted to $0 and $212,060, respectively and accrued interest of $0 and $7,638, respectively.

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

As of June 30, 2025, the total balance of principal and accrued interest of the Red Road Holdings promissory note amounted to $24,812 and $303, respectively, after the payment of the first installment of $28,290 in June 2025. As of March 31, 2026, the total balance of principal and accrued interest of the Red Road Holdings promissory note amounted to $0 after the full payment of the principal of $24,812 including interest of $3,478 in July 2025 and August 2025.

The total balance of the above promissory notes, net of unamortized discount of $45,965 was $543,312 at June 30, 2025. As of March 31, 2026 the total balance of the above promissory notes amounted to $0 and accrued interest of $0.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Convertible Notes

The Company’s convertible notes outstanding at March 31, 2026 and June 30, 2025 were as follows:

	March 31, 2026 (Unaudited)	June 30, 2025
Convertible notes and debenture	$55,000	$520,797
Unamortized discounts	-	(97,276)
Premium, net	-	114,400
Convertible notes, net	$55,000	$537,921

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

The conversion prices for the above1800 Diagonal note was 75% (representing a 25% discount) of the market price which means the average of the lowest ten trading prices of the common stock for the ten trading days immediately prior to the delivery of a notice of conversion. Notwithstanding the foregoing, 1800 Diagonal shall be restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by 1800 Diagonal and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. The Company treated the convertible note as stock settled debt under ASC 480 and accordingly the Company recorded a total debt premium of $37,450 which was recorded during the nine months ended March 31, 2026.

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

The total principal amount outstanding under the above 1800 Diagonal financing agreements was $0 as of March 31, 2026 following the repayment in full of principal balance of $112,350 including accrued interest and prepayment penalty of $23,283. Accordingly, $37,450 of the put premium was recorded into gain on extinguishment of debt in respect to the 1800 Diagonal financing agreements during the nine months ended March 31, 2026 following repayment of the principal balance.

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

March 31, 2026

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

The total principal amount and accrued interest outstanding under the above ONE44 financing agreement was $0 as of March 31, 2026 following conversion of $104,460 of the principal balance and $17,715 accrued interest during the nine months ended March 31, 2026. Accordingly, $69,640 of the put premium was released to additional paid in capital in respect to the ONE44 financing following the conversion of the principal balance.

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

March 31, 2026

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

March 31, 2026

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The total principal outstanding and accrued interest under all of the above GS Capital notes were $55,000 and $6,811, respectively, as of March 31, 2026, following conversion of $131,650 of the principal balance, $13,537 accrued interest and $1,875 conversion fees during the nine months ended March 31, 2026. Additionally, the Company repaid total principal balance of $66,000 and accrued interest of $5,164 in August 2025. During the nine months ended March 31, 2026, $55,000 of the above GS Capital notes were bifurcated with the embedded conversion option which were recorded as derivative liabilities at fair value as of March 31, 2026 (see Note 12).

On April 14, 2026, the Company entered into a promissory note extension agreement with GS Capital whereby the lender agreed to extend the maturity date from December 15, 2025 to July 15, 2026 of a certain note issued on April 15, 2025 for $55,000.

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

The total principal amount outstanding and accrued interest under all of the above 104 notes was $0 as of March 31, 2026, following conversion of $124,688 of the principal balance and $8,819 accrued interest in August 2025. Accordingly, $44,760 of the put premium was released to additional paid in capital in respect to the 104 notes following the conversion of the principal balance.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

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

In August 2025, the Company repaid $25,000 of the principal amount and accrued interest of $2,916. Additionally, the Company fully converted $14,000 of the principal balance and $1,423 accrued interest in August 2025. Consequently, the total principal outstanding and accrued interest under all of the above Geebis notes were $0 as of March 31, 2026.

Amortization of debt discounts

The Company recorded $12,350 and $164,000, of debt discounts related to the above note issuances during the nine months ended March 31, 2026 and 2025, respectively. The Company recorded $37,450 and $0 of put premiums related to the above note issuances during the nine months ended March 31, 2026 and 2025, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the three months ended March 31, 2026 and 2025 was $11,585 and $59,639, respectively. Amortization of all debt discounts for the nine months ended March 31, 2026 and 2025 was $198,362 and $193,283, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The Company reclassified $114,399 and $10,229 in put premiums to additional paid in capital following conversions during the nine months ended March 31, 2026 and 2025, respectively. Additionally, $37,450 of the put premium was recorded into gain on extinguishment of debt during the nine months ended March 31, 2026 following repayment of the principal balance.

NOTE 7 - SERIES C PREFERRED STOCK AND SERIES C WARRANTS

Temporary Equity – Convertible Series C Preferred Stock

On November 4, 2025 (the “Closing Date”), the Company completed a private placement pursuant to a Securities Purchase Agreement with Hexstone Capital LLC (“Hexstone”). At closing, Hexstone purchased 100 shares of Series C Preferred Stock, par value $0.01, with a stated value of $10,000 per share, for total gross proceeds of $1,000,099. The Company paid legal fees of $50,000 related to this private placement and was recorded as deemed dividend during the nine months ended March 31, 2026. In connection with the transaction, the Company also issued warrants to purchase up to 9,900 additional shares of Series C Preferred Stock. Each warrant is exercisable for one share of Series C Preferred Stock at an exercise price of $10,000 per share (subject to equitable adjustments by the Company relating to stock-splits, reclassifications, combination, extraordinary distributions and similar events) and expires two years from issuance. The Series C Preferred Stock and warrants were issued in a private placement.

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

Although the Series C Preferred Stock does not have a fixed maturity date and is not mandatorily redeemable on a specified date, the contingent redemption feature upon a bankruptcy triggering event represents a conditional obligation to transfer assets outside the Company’s control. Accordingly, the Company determined that under ASC 480, the Series C Preferred Stock should be treated as temporary equity. Upon issuance of the Series C Preferred Stock, the Company allocated the fair value of $117,754 to the Series C Preferred and subsequent accretion to redemption value. Accordingly, during the nine months ended March 31, 2026, the Company accreted $882,246 to redemption value along with the $50,000 in offering costs and was recorded as deemed dividend.

Additionally, due to delayed filing and declaration of effectiveness relative to the deadlines defined in the Registration Rights Agreement in connection with this Securities Purchase Agreement, the Company accrued a registration rights penalty amounting to $11,000, which is payable in 100,000 shares of the Company’s common stock to Hexstone and was included in accrued expenses and other payables on the accompanying condensed consolidated balance sheets as of March 31, 2026 and a corresponding other expense during the three and nine months ended March 31, 2026.

Series C Preferred Stock Conversions

In January 2026, the Company issued an aggregate of 4,591,369 shares of its common stock as a result of the conversion of 50 shares of Series C Preferred stock during such period.

In March 2026, the Company issued an aggregate of 3,408,631 shares of its common stock as a result of the conversion of 50 shares of Series C Preferred stock during such period.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Issuance of Series C Preferred Stock upon exercise of Series C Warrants

In February 2026, the Company issued 50 shares of Series C preferred stock upon the exercise of 50 Series C Warrants with an exercise price of $10,000 per share and received aggregate gross proceeds of $500,000.

In March 2026, the Company issued 50 shares of Series C preferred stock upon the exercise of 50 Series C Warrants with an exercise price of $10,000 per share and received aggregate gross proceeds of $500,000.

Accordingly, the fair value of the warrant liability on the date of exercise of $1,805 was reclassified into additional paid in capital during the three and nine months ended March 31, 2026.

There were 100 shares of Series C Preferred Stock issued and outstanding as of March 31, 2026. At March 31, 2026, the Series C Preferred Stock redemption value amounted to $1,000,000.

Warrant Liability – Series C Warrants

Initial Valuation

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

The key inputs for the warrant liability were as follows as of initial valuation on November 4, 2025:

Key Valuation Inputs
Expected term (years)	2.00
Annualized volatility	92.27%
Risk-free interest rate	3.58%
Series C Convertible Preferred Stock per Share Value	$1,177.54
Dividend yield	0.00%
Exercise price	$10,000.00

The key inputs for the warrant liability were as follows as of March 31, 2026:

Key Valuation Inputs
Expected term (years)	1.60
Annualized volatility	140.58%
Risk-free interest rate	3.73%
Series C Convertible Preferred Stock per Share Value	$210.43
Dividend yield	0.00%
Exercise price	$10,000.00

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

Of the total preferred shares authorized, 500,000 had been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation for the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on December 9, 2014. There were no shares of Series A Preferred Stock issued and outstanding as of March 31, 2026 and June 30, 2025 for both periods.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Pursuant to a certificate of designation filed with the Secretary of State of the State of Delaware on June 16, 2015, five shares of preferred stock have been designated as Series B Preferred Stock, par value $0.01 per share, of the Company (“Series B Preferred Stock”). Each holder of shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of March 31, 2026 and June 30, 2025. Mr. Nathanielsz, the Company’s Chief Executive Officer, directly beneficially owns such one share of Series B Preferred Stock.

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued during nine months ended March 31, 2026 and fiscal year 2025.

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

On August 18, 2025, the Offering was completed. At the closing, the Company (i) sold 1,000,000 shares of Common Stock for total gross proceeds of $4,000,000, and (ii) issued the Representative’s Warrants. After deducting the underwriting commissions and offering expenses, the Company received net proceeds of approximately $3.3 million after deducting commissions and related offering expenses of approximately $686,000 (“Total Offering Fees”). During the nine months ended March 31, 2026, deferred offering costs of $281,773 (included in the Total Offering Fees) were charged to additional paid-in capital upon the completion of the Offering.

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

Included in the above conversion during the nine months ended March 31, 2026, were principal aggregate amount of convertible notes of $145,650, accrued interest of $14,960 and conversion fees of $2,343 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $293,968, resulting in a loss on extinguishment at the time of conversion of $131,015 and $303,743 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net gain of $172,728 which is included in gain (loss) on extinguishment of debt in the accompanying condensed consolidated statements of operations.

The Company reclassified $114,399 from put premium liabilities to additional paid in capital following conversions during the nine months ended March 31, 2026.

The Company has 117,882 shares of its common stock reserved for future issuances based on lender reserve requirements pursuant to underlying financing agreements at March 31, 2026.

Shares issued for conversion of Series C Preferred Stock

In January 2026, the Company issued an aggregate of 4,591,369 shares of its common stock as a result of the conversion of 50 shares of Series C Preferred stock during such period.

In March 2026, the Company issued an aggregate of 3,408,631 shares of its common stock as a result of the conversion of 50 shares of Series C Preferred stock during such period.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Shares issued and shares issuable for services

On August 15, 2025, the Company and a consultant agreed to enter into a three-month consulting agreement to provide digital marketing related services for a monthly fee of $100,000 and a one-time payment of $300,000 upon signing this agreement. On August 30, 2025, the Company amended this agreement whereby the Company agreed to provide additional compensation by issuing 500,000 shares of common stock every three months. The first issuance of shares occurred on September 1, 2025 and subsequent issuances shall occur on the first day of every three-month period thereafter. Except for the changes made in the amendment, all other terms and provisions of the original agreement shall remain unchanged and in full force and effect. These shares were valued at $2.73 or $1,365,000, being the closing price of the stock on the date of grant. During the nine months ended March 31, 2026, the Company recorded stock-based compensation of $1,365,000.

On August 24, 2025, the Company incurred consulting fees of $43,748 for management advisory services rendered to a consultant. The Company agreed to issue 10,937 shares of shares of common stock to consultant. These shares were valued at approximately $4.00 or $43,748, being the closing price of the stock on the date of grant. During the nine months ended March 31, 2026, the Company recorded stock-based compensation of $43,748.

In October 2025, the Company issued an aggregate of 4,336 share of common stock for services rendered and to be rendered from September 25, 2025 to December 25, 2025 in connection with the Advisory agreement dated on September 25, 2025. These shares were valued at approximately $1.73 or $7,500, being the closing price of the stock on the date of grant. During the nine months ended March 31, 2026, the Company recorded stock-based compensation of $7,500.

In January 2026, the Company issued an aggregate of 14,805 shares of common stock for services rendered and to be rendered from December 26, 2025 to March 26, 2026 in connection with the Advisory agreement dated on September 25, 2025. These shares were valued at approximately $0.51 or $7,500, being the closing price of the stock on the date of grant. During the nine months ended March 31, 2026, the Company recorded stock-based compensation of $7,500.

On March 16, 2026, the Company granted an aggregate of 25,500,000 shares of common stock to certain officers, employees, directors and consultants for services rendered. Those shares were valued at approximately $0.14 per share or $3,570,000, being the closing price of the stock on the date of grant. During the nine months ended March 31, 2026, the Company recorded stock-based compensation of $3,570,000 related to such grant. These 25,500,000 shares were issued on April 28, 2026 and were considered shares issuable as of March 31, 2026.

Shares issuable for prepaid services

On March 16, 2026, the Company granted an additional 7,500,000 shares of fully vested, non-forfeitable common stock to various consultants for consulting, investor relations and business advisory services related to existing 3 year consulting agreements dated between January 2025 and March 2025. Those shares were valued at approximately $0.14 per share or $1,050,000, being the closing price of the stock on the date of grant. At the date of grant, the Company recorded prepaid expense – current portion of $589,523 and prepaid expense – long-term portion of $460,477 to be amortized over the remaining terms of the respective agreements. During the nine months ended March 31, 2026, the Company recorded stock-based compensation of $23,271 related to such grant. These 7,500,000 shares were issued on April 28, 2026 and were considered shares issuable as of March 31, 2026.

During fiscal year 2025, the Company issued an aggregate of 2,025,000 shares of fully vested, non-forfeitable common stock to various consultants for prepaid consulting, investor relations and business advisory services with service terms ranging from 6 months to three years. Those shares were valued at a weighted average price of approximately $12 (ranging from $7 to $15) or $23,881,110, being the closing prices of the stock on each respective date of grants. During the fiscal year 2025, the Company recorded stock-based compensation of $4,621,230. During the three months ended March 31, 2026, the Company recorded stock-based compensation expense of $1,750,365. During the nine months ended March 31, 2026, the Company recorded stock-based compensation expense of $6,564,232.

At June 30, 2025, the Company recorded prepaid expense – current portion of $8,334,046 and prepaid expense – long-term portion of $10,925,835 to be amortized over the terms of the respective agreements. At March 31, 2026, the Company recorded prepaid (stock based) expense– current portion of $7,664,956 and prepaid (stock based) expense – long-term portion of $6,057,422 related to fiscal year 2025 and March 2026 issuances to be amortized over the terms of the respective agreements.

Restricted Stock Units

Pursuant to employment agreements dated in May 2019, the Company granted de minimis restricted stock unit (after the Reverse Stock Split) to the Company’s Chief Executive Officer and Chief Scientific Officer. Such restricted stock units are subject to vesting terms as defined in the employment agreements. Such restricted stock units were valued at the fair value of approximately $497,240 based on the quoted trading price on the date of grant. There were $248,620 unrecognized restricted stock units expense as of March 31, 2026 and June 30, 2025. A de minimis amount of unvested restricted stock units which are subject to various performance conditions have not yet been met and have not yet vested as of March 31, 2026 to which the above amount of $248,620 relates to.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Stock Warrants:

The following table summarizes warrant activity for the nine months ended March 31, 2026:

		Weighted
	Number of	Average
	Warrants	Price Per Share
Outstanding at June 30, 2025	250	$600.00
Granted – Common stock warrants	30,000	4.00
Granted – Series C preferred stock warrants	9,900	10,000
Exercised – Series C preferred stock warrants	(100)	10,000
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2026	40,050	$2,453.68

Exercisable at March 31, 2026	40,050	$2,453.68
Outstanding and Exercisable:

Weighted average remaining contractual term	3.67
Aggregate intrinsic value	$-

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

Stock Options:

A summary of the Company’s option activity during the nine months ended March 31, 2026 is presented below:

		Weighted
	Number of	Average Exercise
	Shares	Price Per Share
Outstanding at June 30, 2025	0.000001	$271,980,000,000
Granted	-	-
Exercised	-	-
Forfeited	-	-
Expired	-	-
Outstanding at March 31, 2026	0.000001	$271,980,000,000

Exercisable at March 31, 2026	0.000001	$271,980,000,000
Outstanding and Exercisable:

Weighted average remaining contractual term	3.12
Weighted average fair value of options granted during the period	$-
Aggregate intrinsic value	$-

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

During the nine months ended March 31, 2026 and 2025, the Company recognized stock-based compensation of $0 for both periods from vested stock options. There was $0 of unvested stock options expense as of March 31, 2026. No stock options were granted during the nine months ended March 31, 2026.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure on the March 31, 2026 and June 30, 2025 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

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

In March 2026, the Company entered into another two-year collaboration agreement with the University of Jaén and the University of Granada (the “Universities”) to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the Universities approximately 100,000 Euros ($115,900 USD) in year one and 102,800 Euros ($119,145 USD) in year two. In exchange for full ownership of the intellectual property, the Company agreed to pay royalties of 5% of net revenues to each University.

In consideration of such services, the Company agreed to pay the Universities 202,800 Euros ($115,900 USD) payable as follows:

- 34,000 Euros ($18,407 USD) 3rd Month from date of execution in June 2026,

- 41,800 Euros ($8,091 USD) in July 2026,

- 30,000 Euros ($7,080 USD) in September 2026,

- 40,000 Euros ($10,114 USD) in January 2027,

- 30,000 Euros ($10,114 USD) in May 2027, and

- 27,000 Euros ($10,114 USD) in September 2027.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

As of March 31, 2026 and June 30, 2025, the Company has $0 and $51,468, respectively, balance due to the University for unreimbursed lab fees, which are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. As of March 31, 2026 and June 30, 2025, there are no royalty fees owed to the University.

Consulting Agreements

On August 14, 2025, the Company entered into an underwriting agreement with D. Boral Capital, LLC, as representative (the “Representative”) of the underwriters (the “Underwriters”) in connection with a public offering of the Company’s common stock, par value $0.001 (the “Common Stock”). The Underwriting Agreement provides for the offer and sale of 1,000,000 shares of Common Stock at a price to the public of $4.00 per share (the “Offering”). In connection therewith, the Company agreed to issue to the Representative, warrants to purchase 30,000 of shares of common stock at a price equal $4.00 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, from February 15, 2026 through August 15, 2030 and contain provisions for cashless exercise. The Company also granted the Underwriters an overallotment option for a period of 45 days to purchase up to an additional 150,000 shares of common stock. The Offering was made pursuant to a Registration Statement on Form S-1 and a related prospectus filed with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on August 13, 2025. The Underwriting Agreement includes customary representations, warranties and covenants by the Company. It also provides that the Company will indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended or contribute to payments the Underwriter may be required to make because of any of those liabilities. The Company paid underwriting commissions and offering expenses of $535,000 in August 2025 upon closing of the Offering (see Note 8). On January 23, 2026, the Company entered into a settlement agreement and release pursuant to which the Company agreed that, during the 360-day period following the public offering (the “Lock-up Period”), it would not, without the prior consent of the Representative, offer or sell any securities or file any registration statement with the Commission relating to the offering of any shares (as defined in the Lock-up Agreement executed with the Representative). Under the terms of the settlement agreement, the Company agreed to pay the Representative an initial settlement amount of $50,000, as well as 4% of the gross proceeds received from any additional closings. During the nine months ended March 31, 2026, the Company paid $90,000 and has been recorded in settlement expenses.

On September 25, 2025, the Company and a consultant agreed to enter into a one-year Advisory Agreement (the “Advisory Agreement”) to provide capital market advisory and strategic business analysis related services for a monthly fee of $2,500 and shall issue shares of the Company’s common stock worth $2,500 per month. In October 2025, the Company issued an aggregate of 4,336 share of common stock for services rendered and to be rendered from September 25, 2025 to December 25, 2025 in connection with the Advisory agreement. In January 2026, the Company issued an aggregate of 14,805 shares of common stock for services rendered and to be rendered from December 26, 2025 to March 26, 2026 in connection with the Advisory agreement (see Note - 8).

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

ROU is summarized below:

	March 31, 2026 (Unaudited)	June 30, 2025
Office lease	$128,327	$128,327
Less: accumulated amortization	(81,743)	(68,914)
Right-of-use asset, net	$46,584	$59,413

Operating Lease liabilities are summarized below:

	March 31, 2026 (Unaudited)	June 30, 2025
Office lease	$128,327	$128,327
Reduction of lease liability	(74,736)	(68,914)
Less: office lease, current portion	(23,324)	(17,664)
Long term portion of lease liability	$30,267	$41,749

Remaining future minimum lease payments under non-cancelable operating lease at March 31, 2026 are as follows:

Fiscal Year 2026- remainder	$7,041
Fiscal Year 2027	28,858
Fiscal Year 2028	25,042
Imputed interest	(7,350)
Total operating lease liability	$53,591

The weighted average remaining lease term for the operating lease is 2.02 years as of March 31, 2026.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

NOTE 10 – RELATED PARTY TRANSACTIONS

Lease Agreement

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease had a five-year term and provided for annual rental payments of $39,600 AUD or $28,325 USD, which includes $3,600 AUD or $2,575 USD of goods and service tax for total payments of $198,000 AUD or $141,629 USD during the term of the lease. Such lease expired in May 2021 and was renewed for another one-year term from May 2021 to May 2022. On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd. for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes. On May 4, 2025, the Company renewed for another one-year lease agreement with North Horizon Pty Ltd., a related party, for a monthly rent of $3,300 AUD or $2,127 USD (depending on exchange rate) per month plus taxes with an option to renew the lease for an additional two-year term (See Note 9). As of March 31, 2026 and June 30, 2025, total rent payable of $142,529 AUD ($98,103 USD) and $200,402 AUD ($131,684 USD), respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheet.

Rent expense under the lease was $10,917 and $6,469 during the three months ended March 31, 2026 and 2025, respectively, and $32,306 and $20,187 during the nine months ended March 31, 2026 and 2025, respectively reflected as occupancy expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

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

The Company repaid certain loans for a total of $18,385 USD including additional interest expense of $5,124 USD on February 12, 2026 (see Note 5).

Total remaining balance of all the loans payable – related parties, net of discount amounted to $465,282 and $415,329 as of March 31, 2026 and June 30, 2025, respectively. The total principal outstanding under loan payable – long term - related party, net of discount, was $0 and $105,627 as of March 31, 2026 and June 30, 2025 (see Note 5).

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

In June 2025, the Board approved a bonus of $198,000 AUD or $130,106 USD resulting in a remaining balance of $415,540 AUD ($273,051 USD) bonus payable as of June 30, 2025. A total bonus payments of $172,939 AUD ($115,247 USD) were made during the nine months ended March 31, 2026 resulting in a remaining balance of $242,664 AUD ($167,025 USD) bonus payable as of March 31, 2026 which was included in accrued expenses in the accompanying condensed consolidated balance sheet.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Amended and Restated Employment Agreement

On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Mr. Nathanielsz for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD ($309,313 USD). Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase a de minimis share of common stock (the “Nathanielsz Options”), de minimis restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and an additional de minimis restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Board on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. The Nathanielsz Options and Additional Nathanielsz RSU’s are subject to vesting periods pursuant to the Employment Agreement. There are de minimis vested options and restricted stock units that are considered issuable as of March 31, 2026 and June 30, 2025.

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

Amended and Restated Employment Agreement

On May 14, 2019, the Company entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD ($41,580 USD). In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase a de minimis share of common stock (the “Kenyon Options”), a de minimis restricted stock units of the Company (the “Initial Kenyon RSUs”), and an additional de minimis restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan. The Kenyon Options have a term of 10 years from the date of grant. The Kenyon Options and Additional Kenyon RSU’s are subject to vesting periods pursuant to the Services Agreement. There are de minimis vested options and restricted stock units that are considered issuable as of March 31, 2026 and June 30, 2025.

Starting October 1, 2025, the Company agreed to pay Dr. Kenyon an annual director’s fee of $45,000 USD. Effective February 20, 2026, Dr. Kenyon retired and stepped down from the Board of Directors of the Company. Dr. Kenyon will remain a medical advisor to the Company. That same day, the Board filled the vacancy left by Dr. Kenyon and appointed Dr. Ralf Brant to serve on the Board.

As of March 31, 2026 and June 30, 2025, total accrued salaries of $205,500 AUD ($141,446 USD) and $202,000 AUD ($132,734 USD), respectively, were included in accrued expenses in the accompanying condensed consolidated balance sheets.

Employee Benefit Liability

As of March 31, 2026 and June 30, 2025, total employee benefit liability of $738,187 and $667,901, respectively, consist of unpaid or unused annual leave and long service leave by Mr. Nathanielsz and Sylvia Nathanielsz, as reflected in the accompanying condensed consolidated balance sheets.

Intercompany Loans

All intercompany loans were made by the parent to the Company’s subsidiary, Propanc PTY LTD, none of which has been repaid as of March 31, 2026. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment on the condensed consolidated balance sheet as accumulated other comprehensive income.

NOTE 11 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through March 31, 2026.

The Company primarily relied on funding from one convertible and two non-convertible debt lenders and received net proceeds after deductions of $19,850 for original issue discounts and debt issue costs during the nine months ended March 31, 2026 from each of the three lenders of $100,000, $75,000, and $78,249, respectively which represents approximately 39%, 30% and 31%, respectively of total proceeds received by the Company during the nine months ended March 31, 2026.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

Receivable Concentration

As of March 31, 2026 and June 30, 2025, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

In July 2020, a world-first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 84 granted, allowed, or accepted patents and 7 provisional patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

Foreign Operations

As of March 31, 2026 and June 30, 2025, the Company’s operations are based in Camberwell, Australia; however, the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales, for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of March 31, 2026, there has been no activity within this entity.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $55,000 (1 note) and $291,650 (9 notes) of convertible debt, which were treated as derivative instruments outstanding at March 31, 2026 and June 30, 2025, respectively.

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at March 31, 2026, the last trading day of the period ended March 31, 2026, was $0.11. The volatility, expected remaining term and risk-free interest rates used to estimate the fair value of derivative liabilities at March 31, 2026 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the three months ended March 31, 2026)	March 31, 2026
Volatility	-	324%
Expected Remaining Term (in years)	-	0.002
Risk Free Interest Rate	-	3.74%
Expected dividend yield	None	None

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

(Unaudited)

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis As of March 31, 2026 and June 30, 2025:

	Balance at March 31, 2026	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Warrant liability	$104,313	$—	$—	$104,313
Embedded conversion option liabilities	50,273	—	—	50,273
Total	$154,586	$—	$—	$154,586

	Balance at June 30, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$403,892	$—	$—	$403,892
Total	$403,892	$—	$—	$403,892

The following is a roll forward for the nine months ended March 31, 2026 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2025	$403,892
Gain on debt extinguishment	(303,743)
Change in fair value included in statements of operations	(49,876)
Balance at March 31, 2026	$50,273

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the nine months ended March 31, 2026:

Warrant Liability
Fair value as of June 30, 2025	$-
Initial fair value of warrant liability upon issuance	882,345
Reclassification into equity upon warrant exercise	(1,805)
Change in fair value of warrant liability	(776,227)
Fair value as of March 31, 2026	$104,313

NOTE 13 – SUBSEQUENT EVENTS

Shares issued for conversion of Series C Preferred stock

In April 2026, the Company issued an aggregate of 2,100,000 shares of its common stock as a result of the conversion of 50 shares of Series C Preferred stock during such period.

Shares issued for exercise of Series C Warrants

In April 2026, the Company received aggregate gross proceeds of $500,000 from the exercise of approximately 50 Series C Warrants with an exercise price of $10,000 per share and issued 50 shares of Series C preferred stock.

Shares issued for common stock issuable

In April 2026, the Company issued an aggregate of 33,000,000 shares of common stock for common stock issuable as of March 31, 2026 (see Note 8).

Extension agreement

On April 14, 2026, the Company entered into a promissory note extension agreement with GS Capital whereby the lender agreed to extend the maturity date from December 15, 2025 to July 15, 2026 of a certain note issued on April 15, 2025 for $55,000 (see Note 6).

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Propanc Biopharma, Inc., and its wholly-owned Australian subsidiary, Propanc PTY LTD (collectively, “Propanc” or the “Company”) as of March 31, 2026 and for the three and nine months ended March 31, 2026 and 2025 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q for the period ended March 31, 2026 (this “Quarterly Report”). References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Propanc. This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “feel”, “forecast”, “intend”, “may,”, “outlook”, “plan”, “potential”, “predict”, “project,”, “seek”, “should”, “will”, “would” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Recent Developments

On January 20, 2026, a new provisional patent application was filed for methods of producing trypinsogen and chymotrypsinogen with IP Australia. The patent application describes an optimized expression system to produce a world-first fully synthetic recombinant version of PRP, a long-term therapy for the treatment and prevention of metastatic cancer from solid tumors. A fully synthetic version of trypsinogen and chymotrypsinogen, called Rec-PRP, could have additional benefits to a global healthcare system that further capitalizes on a new therapeutic approach to treating cancer. For example, both proenzymes are synthesized by an in vivo (living organism) expression system, such as yeast cells, to produce proteins that could be maintained for long periods of time without suffering degradation in the absence of refrigeration. This is useful for a longer shelf-life as well as global distribution, particularly in warmer climates and developing regions where refrigeration is not available. Further, the program could produce large quantities of trypsinogen and chymotrypsinogen for commercial use that exhibits minimal variation between lots and without sourcing from animals. Therefore, management believes a fully synthetic recombinant version of PRP would have tremendous implications from a regulatory perspective, but also a practical, commercial benefit for global distribution.

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

On March 10, 2026, the Company executed a service agreement with FyoniBio GmbH (formerly Glycotope, est. 2010), a German Contract Development Organization (CDO) based in Berlin for establishing and validating a liquid chromatography-mass spectrometry (LC-MS) based pharmacokinetics (PK) assay. The objective is to quantify the Company’s lead asset, PRP, consisting of two proenzymes trypsinogen and chymotrypsinogen, as well as their activated enzyme forms trypsin and chymotrypsin from human serum during the Phase 1b, First-In-Human (FIH) study in advanced cancer patients suffering from solid tumors. The purpose and design of the study will be used as an important tool to measure the concentration of PRP and its analytes over time upon administration to advanced cancer patients suffering from solid tumors. Results from the PK assay will evaluate the systemic concentration of PRP sufficient to expect anti-tumor activity in patients whilst carefully evaluating their response according to safety and tolerability parameters. Secondary efficacy endpoints will also be observed to support duration of treatment for responders. The LC-MS PK assay should offer a robust method to quantify all four analytes in patients’ serum with a maximum sensitivity of at least 0.1µg/mL, sufficient to monitor the concentration of PRP in patients during the FIH study.

On March 24, 2026, a multi-year Joint Research Collaboration Agreement was established with the Universities of Jaén (UJA) and Granada (UGR), Spain. The collaboration involves the evaluation of a senescence-modulating (i.e., anti-aging) compound to mitigate senescence and to complete experiments to further support the claims of recently filed fibrosis and cancer related patent applications, requested by Propanc Biopharma Inc. to the research group “Biological Technologies of The University of Jaén” and UGR’s Research Group, “Advanced Therapies: Differentiation, Regeneration and Cancer.” Prof. Macarena Perán Quesada, University of Jaén, will oversee management and coordination functions of the working team and will be the scientist in charge of the project appointed by the university. Two Postdoctoral Fellows of the UJA, Dr Maria Belén Toledo and Dr Aitor González-Titos will conduct the study, including in vitro and in vivo experiments, data analysis, and manuscript preparation. Prof. Juan Antonio Marchal Corrales, head of the Laboratory in Bio-fabrication and 3D-bioprinting of the University of Granada will oversee management of equipment and facilities necessary to perform in vitro and in vivo experiments and will be the scientist in charge of the experimental designs and project by the university.

Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

For the Three and Nine months ended March 31, 2026, as compared to the Three and Nine months ended March 31, 2025.

Revenue

For the three and nine months ended March 31, 2026 and 2025, we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense decreased to $6,219,644 for the three months ended March 31, 2026 as compared to $53,068,147 for the three months ended March 31, 2025. This decrease of approximately $46,849,000 is primarily attributable to the decrease in stock-based compensation to employees and stock-based consulting expenses to various consultants of approximately $47,487,000, general consulting, legal, director fees and investor relation fees of approximately $298,000, increase in accounting fees of approximately $7,000, increase of approximately $32,000 in employee remuneration expense, and increase in other general and administrative expenses of approximately $301,000 related to increase public company expenses.

Administration expense decreased to $14,446,391 for the nine months ended March 31, 2026 as compared to $53,442,499 for the nine months ended March 31, 2025. This decrease of approximately $38,996,000 is primarily attributable to the decrease in stock-based compensation to employees and stock-based consulting expenses to various consultants of approximately $41,272,000, general consulting, legal, director fees and investor relation fees of approximately $1,650,000, increase in accounting fees of approximately $55,000, increase of approximately $120,000 in employee remuneration expense, and increase in other general and administrative expenses of approximately $419,000 related to increase public company expenses and increase in marketing expense of approximately $32,000.

Occupancy Expense – Relates Party

Occupancy expenses increased to $10,917 for the three months ended March 31, 2026 as compared to $6,469 for the three months ended March 31, 2025. Occupancy expenses increased to $32,306 for the nine months ended March 31, 2026 as compared to $20,187 for the nine months ended March 31, 2025. This increase in both periods are primarily attributable to the increase of monthly rental fees as a result of the lease renewal with the related party lessor in May 2025.

Research and Development Expenses

Research and development expenses increased to $169,660 for the three months ended March 31, 2026 as compared to $54,097 for the three months ended March 31, 2025, an increase in research and development expenses of approximately $116,000. Research and development expenses increased to $249,822 for the nine months ended March 31, 2026 as compared to $170,199 for the nine months ended March 31, 2025, an increase in research and development expenses of approximately $80,000.

Such research and development expenses are related to the advancement of the Company’s lead asset, PRP, along with the development of pathway into clinical development stage. This includes preparation of PRP for a Phase 1b First-In-Human study in 30 - 40 advanced cancer patients suffering from solid tumors. Preparatory activities include the identification and selection of a GMP manufacturer to produce the finished drug product for the upcoming study, initiation of method development and validation of a pharmacokinetics method to analyze PRP in human serum and finalization of the clinical trial synopsis as well as future forecast compound demand required for GMP manufacture for the Phase 1B study. The Company also initiated a further two-year extension of the POP1 research program for the evaluation of a senescence-modulating (i.e., anti-aging) compound using proenzyme technology to mitigate senescence and to complete experiments to further support the claims of recently filed fibrosis and cancer-related patent applications.

Interest Expense

Interest expense decreased to $38,270 for the three months ended March 31, 2026, as compared to $104,042 for the three months ended March 31, 2025. Interest expense increased to $402,874 for the nine months ended March 31, 2026, as compared to $309,215 for the nine months ended March 31, 2025. Interest expense is primarily comprised of approximately $187,000 of debt discount amortization, accretion of put premium of approximately $37,000, default and prepayment penalty fees of approximately $53,000 and interest expense from accrual of interest expense and other financing fees for a total of approximately $87,000 for the for the nine months ended March 31, 2026.

This decrease in interest expense during the three months ended March 31, 2026 of approximately $66,000 is primarily attributable to the decrease in amortization of debt discount of approximately $48,000, and decrease of approximately $18,000 in interest expense from accrual of interest expense and other financing fee.

This increase in interest expense during the nine months ended March 31, 2026 of approximately $94,000 is primarily attributable to the increase in amortization of debt discount of approximately $5,000, increase in accretion of put premium of approximately $37,000, increase in default and prepayment penalty fees of approximately $53,000.

Derivative Expense

Derivative expense decreased to $0 for the three months ended March 31, 2026 as compared to $59,271 for the three months ended March 31, 2025. Derivative expense decreased to $0 for the nine months ended March 31, 2026 as compared to $95,012 for the nine months ended March 31, 2025. This decrease is primarily attributable to the decrease in issuance of convertible notes which initial value was bifurcated from the embedded conversion option and was recorded as derivative expense.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities increased to a loss of $18,146 for the three months ended March 31, 2026 as compared to a gain of $47,119 for the three months ended March 31, 2025. Change in fair value of derivative liabilities was decreased to a gain of $49,876 for the nine months ended March 31, 2026 as compared to $113,487 for the nine months ended March 31, 2025. The change for the three and nine months period of approximately $65,000 and $64,000, respectively, is primarily attributable to the decrease in fair value of the principal amount of convertible notes with bifurcated embedded conversion option derivatives as a result of the decrease in number of convertible notes which value was bifurcated from the embedded conversion option during the nine months ended March 31, 2026 as compared to the prior nine month period.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability increased to a gain of $182,517 and $776,227 for the three and nine months ended March 31, 2026, respectively, as compared to $0 for both prior periods. The increase in gain for both periods are primarily attributable to the decrease in fair value of the warrant liability as a result of the decrease in our stock price during the nine months ended March 31, 2026.

Gain (Loss) on Extinguishment of Debt, net

During the nine months ended March 31, 2026, were principal aggregate amount of convertible notes of $145,650, accrued interest of $14,960 and conversion fees of $2,343 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $293,968, resulting in a loss on extinguishment at the time of conversion of $131,015 and $303,743 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net gain of $172,728 which is included in gain (loss) on extinguishment of debt in the accompanying condensed consolidated statements of operations.

Additionally, on January 7, 2026, the Company entered into an Exchange Agreement with Crown Bridge and issued 394,788 shares of common stock valued at approximately $0.51 per share or $200,000 in exchange for the total outstanding loan balance of $65,280 and accrued interest of $60,484, resulting in a loss on extinguishment of debt at the time of exchange of $74,236.

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

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain (loss) increased to a gain of $35,006 for the three months ended March 31, 2026 as compared to $(12,486) for the three months ended March 31, 2025. Foreign currency transaction gain (loss) decreased to a loss of $19,190 for the nine months ended March 31, 2026 as compared to $88,184 for the nine months ended March 31, 2025. The overall decrease is partially attributable to the increase in exchange rates during the nine months ended March 31, 2026.

Net loss

Net loss decreased to $6,360,336 for the three months ended March 31, 2026 as compared to a net loss of $54,067,346 for the three months ended March 31, 2025. Net loss decreased to $14,289,468 for the nine months ended March 31, 2026 as compared to a net loss of $54,851,839 for the nine months ended March 31, 2025. The change relates to the factors discussed above.

Deemed dividend

The Company paid legal fees related to the sale of our Series C preferred stock of $50,000 and accreted $882,246 up to the redemption value of the Series C Preferred stock. Accordingly, the Company recognized total deemed dividend of $932,246 and $0 during the nine months ended March 31, 2026 and 2025, respectively, and a corresponding reduction of income available to common stockholders during the nine months ended March 31, 2026 and 2025.

Net loss available to common stockholders

Net loss available to common stockholders decreased to $6,360,336 for the three months ended March 31, 2026 as compared to a net loss available to common stockholders of $54,067,346 for the three months ended March 31, 2025. Net loss available to common stockholders decreased to $15,221,714 for the nine months ended March 31, 2026 as compared to a net loss available to common stockholders of $54,851,839 for the nine months ended March 31, 2025. The change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of March 31, 2026, we had total assets of $14,333,780, comprised primarily of cash of $443,702, GST tax receivable of $11,057, prepaid expenses – current portion of $7,733,625, other current assets of $35,104, security deposit of $2,065, operating lease ROU asset, net of $46,584, prepaid expenses – long-term of $6,057,422 and fixed assets of $4,221. As compared to June 30, 2025, we had total assets of $19,631,808, comprised primarily of cash of $12,088, GST tax receivable of $5,302, prepaid expenses – current portion of $8,334,046, other current assets of $1,380, security deposit of $1,971, deferred offering cost of $291,773, operating lease ROU asset, net of $59,413 and prepaid expenses – long-term of $10,925,835.

We had current liabilities of $3,475,628, primarily comprised of net convertible debt of $55,000, accounts payable, accrued expenses and accrued interest of $2,039,249, employee benefit liability of $738,187, loans payable – related party of $465,282, embedded conversion option liabilities of $50,273, warrant liability of $104,313 and operating lease liability of $23,324 as of March 31, 2026. As compared to June 30, 2025, $5,578,240, primarily comprised of net convertible debt of $537,921, accounts payable, accrued expenses and accrued interest of $2,926,941, employee benefit liability of $667,901, loans payable of $65,280, loans payable – related party of $415,329, note payable, net of $543,312, embedded conversion option liabilities of $403,892 and operating lease liability of $17,664.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for repayment of debt and payments for research and development, administration expenses, occupancy expenses, professional and consulting fees, and travel.

During the nine months ended March 31, 2026 we received proceeds from the sale of our common stock for approximately $3.3 million, sale of our Series C preferred stock for approximately $950,000, proceeds from exercise of Series C warrants of $1,000,000 and proceeds from issuance of notes of $175,000 and proceeds from issuance of loan payable from related parties of $78,249.

We have substantial capital resource requirements and have incurred significant losses since inception. As of March 31, 2026, we had $443,702 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the Nine months ended March 31,
	2026	2025
Net cash used in operating activities	$(4,080,653)	$(312,982)
Net cash used in investing activities	$(4,912)	$-
Net cash provided by financing activities	$4,473,485	$418,000
Effect of exchange rate changes on cash	$43,694	$(75,343)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $4,080,653 for the nine months ended March 31, 2026, due to our net loss of $14,289,468 offset primarily non-cash charges of amortization of debt discount of $198,362, accretion of put premium of $37,450, non-cash interest expense of $5,843, total stock-based expenses of $11,581,251, and foreign currency transaction loss of $19,190, addback gain from extinguishment of debt of $135,943 and change in fair value of derivatives of $49,876 and warrant liability of $776,227. Net changes in operating assets and liabilities totaled $687,555, which is primarily attributable to an increase in prepaid expenses of $68,669, decrease in accounts payable of $335,235, and decrease in accrued expenses and other payables of $308,783.

Net cash used in operating activities was $312,982 for the nine months ended March 31, 2025, due to our net loss of $54,851,839 offset primarily by non-cash charges of amortization of debt discount of $193,283, non-cash interest expense of $5,519, total stock-based expenses of $52,853,115, derivative expense of $95,012, foreign currency transaction loss of $88,184, and loss from extinguishment of debt of $840,032 addback change in fair value of derivatives of $113,487. Net changes in operating assets and liabilities totaled $562,247, which is primarily attributable to an increase in accrued interest of $89,179, increase in accounts payable of $118,706 and increase in accrued expenses and other payables of $342.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $4,912 for the nine months ended March 31, 2026, related to purchase of equipment, as compared to $0 for the nine months ended March 31, 2025.

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the nine months ended March 31, 2026 was $4,473,485. During the nine months ended March 31, 2026 we received net proceeds from sales of our common stock for $3,314,458 and Series C preferred stock for $950,099, proceeds from exercise of Series C warrants of $1,000,000, proceeds from issuance of notes of $175,000 and proceeds from issuance of loan from related parties of $78,249 offset by repayment of notes of $875,127 and loans payable – related party of $169,194.

Net cash provided by financing activities for the nine months ended March 31, 2025 was $418,000. During the nine months ended March 31, 2025 we received net proceeds from issuance of convertible notes of $150,000, proceeds from a note of $145,000 and proceeds from issuance of loan from related parties of $294,400 offset by repayment of notes of $98,400, convertible note of $8,000 and deferred offering cost of $65,000.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $43,694 positive adjustment to cash flows in the nine months ended March 31, 2026 as compared to a $75,343 negative adjustment to cash flows in the nine months ended March 31, 2025. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Warrant Liability: The Company accounts for the Series C warrants issued in November 2025, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies these warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of these warrants is estimated using a Monte Carlo simulation model. Such warrant classification is also subject to re-evaluation at each reporting period.

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

Going Concern Qualification

We did not generate any revenue for the nine months ended March 31, 2026 and 2025 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2025 and 2024. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2026, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to the material weaknesses in financial reporting as discussed below.

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

The following material weaknesses in our internal control over financial reporting continued to exist at March 31, 2026:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

In January 2026, the Company issued an aggregate of 14,805 shares of common stock for services rendered and to be rendered from December 26, 2025 to March 26, 2026 in connection with the Advisory agreement dated on September 25, 2025. These shares were valued at approximately $0.51 or $7,500, being the closing price of the stock on the date of grant.

On January 7, 2026, the Company entered into an Exchange Agreement with Crown Bridge and issued 394,788 shares of common stock in exchange for the total outstanding loan balance of $65,280 and accrued interest of $60,484. Those shares were valued at approximately $0.51 per share or $200,000, being the closing price of the stock on the date of grant.

On March 16, 2026, the Company granted an aggregate of 25,500,000 shares of common stock to certain officers, employees, directors and consultants for services rendered. Those shares were valued at approximately $0.14 per share or $3,570,000, being the closing price of the stock on the date of grant. During the nine months ended March 31, 2025, the Company recorded stock-based compensation of $3,570,000 related to such grant. These 25,500,000 shares were issued on April 28, 2026 and were considered shares issuable as of March 31, 2026.

On March 16, 2026, the Company granted an additional 7,500,000 shares of fully vested, non-forfeitable common stock to various consultants for consulting, investor relations and business advisory services related to existing 3-year consulting agreements dated between January 2025 and March 2025. Those shares were valued at approximately $0.14 per share or $1,050,000, being the closing price of the stock on the date of grant. These 7,500,000 shares were issued on April 28, 2026 and were considered shares issuable as of March 31, 2026.

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

Item 3. Defaults Upon Senior Securities.

As of March 31, 2026, we were in default under certain loans to related parties amounting $211,545 and accrued interest of $50,213, as of March 31, 2026, subsequent to their maturity date. We are currently in discussions with such lender to extend such maturity date. See “Note 5 and 6” to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, is formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: May 14, 2026	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer,
(Principal Executive Officer)

Dated May 14, 2026	By:	/s/ Jeannine Zimmerman
	Name:	Jeannine Zimmerman
	Title:	Chief Financial Officer
(Principal Financial Officer)

