Form 10-K
period 2026-06-30
Propanc Biopharma, Inc.
filed 2026-09-25
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $2,655,995 computed by reference to the closing price of the registrant’s common stock as quoted on otcmarkets.com maintained by OTC Markets, Inc. on December 31, 2025 (which was $13.415 per share on a post reverse stock split basis), based on 197,987 shares of common stock, par value $0.001 per share (“Common Stock”) outstanding on such date (on a post reverse stock split basis). For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of September 23, 2026 there were 6,331,116 shares of Common Stock issued and outstanding.

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

Our lead product candidate, PRP, is a variation upon our novel formulation and involves proenzymes, the inactive precursors of enzymes. As a result of positive early indications of the anti-cancer effects of our technology, we have conducted successful pre-clinical studies on PRP and commenced preparation for a clinical study in advanced cancer patients. We have commenced preparation of our Clinical Study Protocol and Investigator’s Brochure. We have commenced our study preparation process with the contract research organization (“CRO”), analytical lab and trial site(s) selection and begun our clinical trial application for PRP (“CTA”) compilation and plan to submit the CTA in the fourth quarter of the 2026 calendar year. In the first calendar quarter of 2027, we plan to begin the preparation of logistics and trial site initiation visits. Subject to raising additional sufficient capital, we subsequently plan to commence a First-In-Human (“FIH”), Phase Ib study in patients with advanced solid tumors, evaluating the safety, pharmacokinetics and anti-tumor efficacy of PRP in the first half of the 2027 calendar year, which study we hope to complete within twenty-four months thereafter. We intend to develop our PRP to treat early-stage cancer and pre-cancerous diseases and as a preventative measure for patients at risk of developing cancer based on genetic screening.

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

Our POP1 joint research and drug discovery program (“POP1 Program”) is designed to produce a backup clinical compound to PRP. With the aim of producing large quantities of trypsinogen and chymotrypsinogen for commercial use, exhibiting minimal variation between lots and without sourcing the proenzymes from animals, we are undertaking a research project in collaboration with the universities of Jaén and Granada. We entered into a second two-year joint research and collaboration agreement with the University of Jaén, which concluded successfully in late 2024. A third agreement is planned for the next two years for future joint drug discovery research activities designed to produce a new compound which enhances the anti-cancer effects of proenzymes and consequently introduces a new therapeutic drug class for the treatment and prevention of metastatic cancer.

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

Mechanism Of Action

Metastasis occurs because a program inside the cell, called the epithelial-mesenchymal transition (“EMT”) is activated, which causes epithelial cancer cells to become invasive and stem cell-like, features which then allow these cancer cells to spread and metastasize. PRP reverses the conversion from an epithelial to a mesenchymal phenotype and, as such, reduces the metastatic potential of the tumor cells. PRP also promotes the acquisition of a less malignant phenotype, in addition to a decrease in proliferation due to lineage (i.e., direct descent) specific cellular differentiation.

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

Overview Of Clinical Studies

The clinical efficacy of a suppository formulation containing bovine pancreatic pro-enzymes trypsinogen and chymotrypsinogen was evaluated in the context of a UK Pharmaceuticals Special Scheme at the Dove Clinic in Hampshire, UK by Dr. Julian Kenyon, the Company’s former Chief Scientific Officer, and the results were published by the Company in a peer-reviewed journal, Scientific Reports, on behalf of Dr. Kenyon in 2008. Clinical effects were studied in 46 patients with advanced metastatic cancers of different origin (prostate, breast, ovarian, pancreatic, colorectal, stomach, non-small cell lung, bowel cancer and melanoma) after treatment with a rectal formulation of both pancreatic pro-enzymes. Patients were treated daily with a rectal formulation containing 8.92 mg of each of the two pancreatic pro-enzymes and 1.78 mg α-Amylase (A) per suppository. The study was carried out under a UK “Specials” License at the Dove Clinic, Hampshire, UK for periods up to 14 months.

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

Each year the American Cancer Society estimates the numbers of new cancer cases and deaths that will occur in the United States in the current year and compiles the most recent data on cancer incidence, mortality, and survival. Incidence data are collected by the National Cancer Institute (NCI), the Centers for Disease Control and Prevention (CDC), and the North American Association of Central Cancer Registries (NAACCR). In 2025, it was estimated that a total of more than 2,041,910 new cancer cases were diagnosed and more than 618,120 cancer deaths occurred in the United States according to the National Cancer Institute. Amongst these, a total of almost 67,530 new cases of pancreatic cancer (3.2% of new cancer cases) were estimated, which resulted in more than 52,740 deaths (8.4% of cancer deaths). This means only 21% survival rate of patients diagnosed with pancreatic cancer.

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

In 2022, ovarian cancer was the eighth most diagnosed cancer among women in the world and accounts for an estimated 324,603 new cases and 206,956 deaths worldwide (World Cancer Research Fund International). In the United States, 21,010 new cases and 12,450 related deaths are estimated to occur in 2026 (National Cancer Institute). The disease typically presents at late stage when the five-year relative survival rate is only 52%. The earlier ovarian cancer is caught, the better chance a person has of surviving five years after being diagnosed. For ovarian cancer, 21.7% are diagnosed at the local stage. The 5-year relative survival for localized ovarian cancer is 91.9%.

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

Preclinical development of PRP has been completed, including pharmacology and safety toxicology studies, process development activities and bioanalytical method development. The full-scale good manufacturing practice (“GMP”) finished product manufacture of PRP will be completed in preparation for the FIH Phase Ib study. Validation of the bioanalytical method will also be completed prior to lodging our first CTA, which we plan to undertake across investigator sites nationally across Australia. We are collaborating with CROs, manufacturing partners and consultants to complete activities prior to preparing the CTA for the Phase Ib study.

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

In Australia, we may receive an up to 43.5% “cash-back” benefit in the form of a refund of our qualified research and, development costs and expenses subject to approval. We received a refund of $0 for both periods for the years ended June 30, 2026, and 2025, respectively. We are continuing to evaluate all options to conduct our planned clinical trials in the most cost-efficient manner, while striving to minimize dilution to our stockholders.

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

Anticipated timeline

In fourth quarter of 2026, we anticipate the submission of the CTA for PRP. We anticipate receiving approval in the first quarter of the 2027 calendar year. Following the CTA approval, we plan to commence our study preparation process in collaboration with our appointed CRO, including selection of investigators and test sites. In connection with the CTA, this product will be part of our study protocol and Investigator’s Brochure. In the first quarter of the 2027 calendar year, we hope to complete the study preparation process together with the Preparation of Logistics and Trial Sites Initiation Visits and complete our CTA review. Commencing the second quarter of the 2027 calendar year, we intend to initiate a Phase Ib study in advanced cancer patients with solid tumors, and we anticipate costs to be approximately $6.5 million. We will need to raise additional financing to fund our planned Phase I, II and III clinical trials and for working capital.

Research Activity	Timeline
CTA	April 2025 – September 2026

Phase Ib Clinical Study Protocol
Investigator’s Brochure
CTA Compilation	October 2026 – November 2026
CTA Submission	November 2026
CTA Approval	February 2027
CTA Review	January 2027 – February 2027
Contract Research Organization and Contracts	February 2027 – March 2027
Analytical Laboratory Selection and Contracts
Trial Site Selection and Contracts
Preparation of Logistics	February 2027 – March 2027
Trial Site Initiation Visits
First Patient/First Visit	April 2027

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

Market Opportunity

The global metastatic cancer treatment market is predicted to reach $111 billion by 2027, according to a January 2022 report by Emergen Research. Demand for new cancer products can largely be attributed to a combination of a rapidly aging population in western countries and changing environmental factors, which together are resulting in rising cancer incidence rates. Worldwide, the World Health Organization estimated 20.6 million new cancer cases and almost 10 million cancer deaths occurred in 2024. Without urgent action, annual cancer cases are projected to rise to nearly 35 million by 2050. As such, global demand for new cancer treatments which are effective, safe and easy to administer is rapidly increasing. Our treatment will potentially target many aggressive tumor types for which little or few treatment options exist.

We plan to target patients with solid tumors, most likely pancreatic and ovarian tumors, for whom other treatment options have been exhausted. Globally these cancers resulted in over 674,365 deaths combined in 2022, according to the World Cancer Research Fund. With such a high mortality rate, a substantial unmet medical need exists for new treatments. Once the efficacy and safety of PRP is demonstrated in late-stage patient populations, we plan to undertake exploration of the utility of the drug in earlier stage disease, together with investigation of the drug’s utility in other types of cancer.

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

A second collaborative research project commenced on July 27, 2022, with the universities of Jaén and Granada investigating the effect of pancreatic proenzymes against the tumor microenvironment and premetastatic niche. The specific tasks developed under this collaboration focused on the effects of PRP on cancer-associated fibroblasts within the tumor microenvironment. Consistent with existing rights, Propanc will own any intellectual property developed. The personnel of the investigation team of the universities of Jaén and Granada whose work has contributed to the creation of knowledge that gives rise to industrial property rights should be listed as inventors. Further, Professor Macarena Perán from the University of Jaén and Professor Marchal from the University of Granada will receive one percent of the net revenue to us from sales of any products sold by us, or on our behalf, which fall within the scope of protection of such industrial property rights. The commencement date for the experiments was September 1, 2022, and completed in June 2024.

A third collaborative, two-year research project commenced in March of 2026, with the universities of Jaén and Granada undertaking the evaluation of a senescence-modulating compound to mitigate gemcitabine-induced normal cell senescence in pancreatic cancer models. The project will specifically evaluate the protective and senescence-modulating effects of PRP against gemcitabine-induced normal cell senescence using in vitro and in vivo models of pancreatic cancer in the first year. This will be expanded into the effects of PRP on tissue rejuvenation and anti-aging by evaluating how PRP attenuates age-associated cellular senescence and promotes tissue rejuvenation by fine-tuning TGF-β driven signaling networks, restoring cellular plasticity and reducing maladaptive stress responses. The ownership of potential industrial property rights that may arise as a result of the knowledge obtained through the project will belong to Propanc. In consideration for payment of compensation, UJA and UGR hereby assign and agree to do all things reasonably required to assign to the contracting entity all industrial property rights arising from the Project. In return for ownership of the entire right and title in all industrial property rights arising from the Project, Propanc agrees to pay the University of Jaén five percent (5%), and the University of Granada five percent (5%), in both cases of the net sales of any products sold by Propanc which fall within the scope of the protection of such industrial property rights. This supersedes any previous royalty rates assigned to the University of Jaén and the University of Granada, including any previously nominated individual employees, and also represents a maximum royalty rate to be applied to any industrial property rights between the University of Jaén, the University of Granada and Propanc relating to the use of PRP, whether sourced from animal derived, or synthetic recombinant materials, in the field of cancer, chronic diseases, or any health conditions, including, but not limited to cell rejuvenation, anti-ageing, etc.

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

As of June 30, 2026, we have 85 granted, allowed, or accepted patents and 4 patent applications filed, or under examination in key global jurisdictions, relating to the use of proenzymes against solid tumors, covering PRP.

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

A list of the Company’s patents are as follows:

FPA Ref	Country	Official No.	Title	Case Status
M50096550	Australia	2010310887	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted
M50096566	Brazil	BR112012009521-8	A pharmaceutical composition and use of chymotrypsinogen or tripsinogen	Granted
M50096571	Canada	2814958	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted
M50096689	China	ZL201080054056.5	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted
M50177545	China	ZL201710885368.4	A pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted
M50136138	European Patent Convention	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Validated in designated states

FPA Ref	Country	Official No.	Title	Case Status
MBE3095458	Belgium	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted
MCZ3095458	Czech Republic	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted
MDK3095458	Denmark	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted
MFR3095458	France	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted
MDE3095458	Germany	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted
MIE3095458	Ireland	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted
MIT3095458	Italy	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted
MNL3095458	Netherlands	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted
MPT3095458	Portugal	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted
MES3095458	Spain	ES3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted
MSE3095458	Sweden	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted
MCHL3095458	Switzerland & Liechtenstein	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted
MTR3095458	Turkey	TR3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted
MGB3095458	United Kingdom	3095458	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted
M50154552	Hong Kong	HK1228730	Pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted
M50185011	Hong Kong	HK1249017	A pharmaceutical composition for treating cancer comprising trypsinogen and chymotrypsinogen	Granted
M50096605	India	303918	A pharmaceutical composition comprising trypsinogen and chymotrypsinogen	Granted
M50096610	Indonesia	IDP000043024	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted

FPA Ref	Country	Official No.	Title	Case Status
M50096626	Israel	219216	Pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted
M50096631	Japan	5871805	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted
M50096647	Malaysia	MY-166634-A	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted
M50096652	Mexico	355971	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted
M50175059	Mexico	387621	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted
M50096668	New Zealand	599996	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted
M50096694	Republic of Korea	10-1936439	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted
M50096728	Singapore	1020140665IP	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted
M50096749	South Africa	2012/03689	A pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted
M50096775	United States of America	9636359	Pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted
M50158751	United States of America	10350239	Pharmaceutical composition for treating cancer comprising trypsinogen and/or chymotrypsinogen and an active agent selected from a selenium compound, a vanilloid compound and a cytoplasmic glycolysis reduction agent	Granted

FPA Ref	Country	Official No.	Title	Case Status
M50206824	Australia	2016353539	Proenzyme composition	Granted
M50206845	Canada	3003835	Proenzyme composition	Granted
M50206871	China	201680070907.2	Proenzyme composition	Abandoned
M50206887	European Patent Convention	3373956	Proenzyme composition	Validated in designated states
MBE3373956	Belgium	BE3373956	Proenzyme composition	Granted
MCZ3373956	Czech Republic	CZ3373956	Proenzyme composition	Granted
MDK3373956	Denmark	DK3373956	Proenzyme composition	Granted
MFR3373956	France	FR3373956	Proenzyme composition	Granted
MDE3373956	Germany	DE3373956	Proenzyme composition	Granted
MIE3373956	Ireland	IE3373956	Proenzyme composition	Granted
MIT3373956	Italy	IT3373956	Proenzyme composition	Granted
MNL3373956	Netherlands	NL3373956	Proenzyme composition	Granted
MES3373956	Spain	ES3373956	Proenzyme composition	Granted
MSE3373956	Sweden	SE3373956	Proenzyme composition	Granted
MCHL3373956	Switzerland & Liechtenstein	CHL3373956	Proenzyme composition	Granted
MGB3373956	United Kingdom	GB3373956	Proenzyme composition	Granted
M53020319	Hong Kong	19101905.1	Proenzyme composition	Abandoned
M50206905	Indonesia	IDP000075710	Proenzyme composition	Granted
M50206910	Israel	259259	Proenzyme composition	Granted
M50206926	Japan	7479119	Proenzyme composition	Granted
M50206931	Malaysia	MY-196737-A	Proenzyme composition	Granted
M50206947	New Zealand	742020	Proenzyme composition	Granted
M50206952	Singapore	11201803531X	Proenzyme composition	Granted
M50206968	South Africa	2018/03855	Proenzyme composition	Application accepted
M50206973	United States of America	12419938	Proenzyme composition	Granted
M50215370	Australia	2017212151	Cancer treatment	Granted
M50215386	Canada	3012398	Cancer treatment	Abandoned
M50215404	European Patent Convention	3407909	Cancer treatment	Validated in designated states
MBE3407909	Belgium	BE3407909	Cancer treatment	Granted
MDK3407909	Denmark	DK3407909	Cancer treatment	Granted
MFR3407909	France	FR3407909	Cancer treatment	Granted
MDE3407909	Germany	DE3407909	Cancer treatment	Granted
MIE3407909	Ireland	IE3407909	Cancer treatment	Granted
MIT3407909	Italy	IT3407909	Cancer treatment	Granted
MLU3407909	Luxembourg	LU3407909	Cancer treatment	Granted
MMC3407909	Monaco	MC3407909	Cancer treatment	Granted
MNL3407909	Netherlands	NL3407909	Cancer treatment	Granted
MES3407909	Spain	ES3407909	Cancer treatment	Granted
MSE3407909	Sweden	SE3407909	Cancer treatment	Granted
MCHL3407909	Switzerland & Liechtenstein	CHL3407909	Cancer treatment	Granted
MGB3407909	United Kingdom	GB3407909	Cancer treatment	Granted
M50215425	Israel	260814	Chymotrypsinogen and trypsinogen in cancer treatment	Granted
M50215430	Japan	7058604	Cancer treatment	Granted
M50215446	Malaysia	MY-198500-A	Cancer treatment	Granted
M50215451	New Zealand	744845	Cancer treatment	Granted
M50215467	Singapore	11201806318U	Cancer treatment	Granted
M50215472	United States of America	11376313	Cancer treatment	Granted

FPA Ref	Country	Official No.	Title	Case Status
M53003367	European Patent Convention	3442564	Composition of proenzymes for cancer treatment	Validated in designated states
MBE3442564	Belgium	BE3442564	Composition of proenzymes for cancer treatment	Granted
MFR3442564	France	FR3442564	Composition of proenzymes for cancer treatment	Granted
MDE3442564	Germany	DE3442564	Composition of proenzymes for cancer treatment	Granted
MIE3442564	Ireland	IE3442564	Composition of proenzymes for cancer treatment	Granted
MLU3442564	Luxembourg	LU3442564	Composition of proenzymes for cancer treatment	Granted
MMC3442564	Monaco	MC3442564	Composition of proenzymes for cancer treatment	Granted
MCHL3442564	Switzerland & Liechtenstein	CHL3442564	Composition of proenzymes for cancer treatment	Granted
MGB3442564	United Kingdom	GB3442564	Composition of proenzymes for cancer treatment	Granted
M53003380	Japan	7004665	Composition of proenzymes for cancer treatment	Granted
M53405511	Australia	2025905964	Methods of treating resistant cancer	Application filed
M53406928	Australia	2025905965	Methods of treating diseases	Application filed
M53405524	Australia	2026900072	Optimised expression system	Application filed
M53405550	Australia	2026900535	Formulations and methods thereof	Application filed

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

Employees

As of June 30, 2026, we had two full-time and employees. In addition to our employees, we engage key consultants and utilize the services of independent contractors to perform various services on our behalf. Some of our executive officers and directors are engaged in outside business activities that we do not believe conflict with our business. Over time, we may be required to hire additional employees or engage independent contractors to execute various projects that are necessary to grow and develop our business. These decisions will be made by our officers and directors, if appropriate.

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

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company’s parent U.S. entity is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure in the June 30, 2026 and 2025 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our Common Stock is quoted under the ticker symbol “PPCB” on the Nasdaq Capital Markets, Inc. (“Nasdaq”)

On September 18, 2026, the last reported sales price per share of our Common Stock on Nasdaq was $0.62.

Security Holders

As of September 23, 2026 we had 103 record holders of our Common Stock.

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

Recent Sales of Unregistered Securities

Issuance of Shares of Common Stock upon Conversion of Convertible Debt

In June 2026, the Company issued an aggregate of 67,832 shares of its common stock at an average contractual conversion price of approximately $0.90 as a result of the conversion of principal of $55,000, interest of $5,043 and conversion fees $937 underlying certain outstanding convertible notes converted during such period.

Issuance of Shares of Common Stock upon Settlement

On June 30, 2026, the Company entered into a settlement agreement and release with an investor for restricted shares of common stock and a cash payment in exchange for a complete release of any and all potential claims, As of June 30, 2026, the Company recorded common stock issuable of 51,289 shares. In July 2026, the Company issued 51,289 shares of the Company’s common stock valued at $75,000.

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

Fiscal Year Ended June 30, 2026, as compared to the Fiscal Year Ended June 30, 2025

Revenue

For the years ended June 30, 2026 and 2025, we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated during these periods.

Administration Expense

Administration expense increased to $670,607 for the year ended June 30, 2026 as compared to $108,950 for the year ended June 30, 2025. This increase of approximately $562,000 is primarily attributable to the increase in public company expenses of approximately $113,000, business franchise tax of approximately $200,000, insurance expense of approximately $58,000, travel expenses of approximately $144,000 and marketing expense of approximately $32,000. The overall increase in administration expenses during fiscal year 2026 was primarily attributable to increased costs associated with the Company’s listing on the Nasdaq Capital Market, including higher regulatory and compliance costs, insurance expenses, and other public company-related expenditures.

Compensation and Related Taxes

Compensation and related taxes increased to $2,275,937 for the year ended June 30, 2026 as compared to $23,296,390 for the year ended June 30, 2025. This decrease of approximately $21,020,000 is primarily attributable to the decrease in stock-based compensation expenses of approximately $21,260,000 to our officer and an employee offset by increase in bonus of our CEO and increase in base salary of an employee during the year ended June 30, 2026.

Professional and Consulting Expense

Professional and consulting expenses decreased to $14,572,616 for the year ended June 30, 2026 as compared to $33,623,000 for the year ended June 30, 2025. This decrease of approximately $19,050,000 is primarily attributable to the decrease in stock-based consulting and stock-based legal services of approximately $21,217,000 offset by primarily by increases in general consulting and investor relations expenses of approximately $1,582,000, increase in legal fees of approximately $380,000, increase director fees of approximately $145,000 and increase in accounting fees of approximately $60,000. The overall increase in professional and consulting expenses during fiscal year 2026 was primarily attributable to increased costs associated with the Company’s listing on the Nasdaq Capital Market, including higher consulting fees and other costs associated with the preparation and filing of registration statements.

Occupancy Expense

Occupancy expenses increased to $40,932 for the year ended June 30, 2026 as compared to $26,560 for the year ended June 30, 2025. This increase in both periods are primarily attributable to the increase of monthly rental fees as a result of the lease renewal with the related party lessor in May 2025.

Research and Development Expenses

Research and development expenses increased to $625,477 for the year ended June 30, 2026 as compared to $223,721 for the year ended June 30, 2025, an increase in research and development expenses of approximately $402,000.

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

Interest Expense

Interest expense decreased to $430,539 for the year ended June 30, 2026, as compared to $563,757 for the year ended June 30, 2025. Interest expense is primarily comprised of approximately $210,000 of debt discount amortization, accretion of put premium of approximately $37,000, default and prepayment penalty fees of approximately $53,000 and interest expense from accrual of interest expense and other financing fees of approximately $131,000 for the year ended June 30, 2026. This decrease in interest expense of approximately $133,000 was primarily attributable to the decrease in amortization of debt discount of approximately $93,000, and decrease in overall interest expense due to the repayments of all convertible notes, notes payable and loans payable.

Derivative Expense

Derivative expense decreased to $0 for the year ended June 30, 2026 as compared to a loss of $333,596 for the year ended June 30, 2025. This decrease is primarily attributable to the decrease in issuance of convertible notes which initial value was bifurcated from the embedded conversion option and was recorded as derivative expense.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased to a gain of $13,709 for the year ended June 30, 2026 as compared to $212,450 for the year ended June 30, 2025. This decrease in gain of approximately $199,000 is primarily attributable the decrease in fair value of the principal amount of convertible notes with bifurcated embedded conversion option derivatives as a result of the decrease in number of convertible notes which value was bifurcated from the embedded conversion option during the year ended June 30, 2026.

Change in Fair Value of Warrant Liability

Change in fair value of warrant liability increased to a loss of $99,695 for the year ended June 30, 2026, respectively, as compared to $0 for the prior period. The increase in loss is primarily attributable to the increase in fair value of the warrant liability as a result of the decrease in our stock price during the year ended June 30, 2026.

Gain (Loss) on Extinguishment of Debt, net

During the year ended June 30, 2026, convertible notes with principal aggregate amount of convertible notes of $200,650, accrued interest of $20,003 and conversion fees of $3,280 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $444,258, resulting in a loss on extinguishment at the time of conversion of $220,325 and $390,182 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net gain of $169,857 which is included in gain (loss) on extinguishment of debt in the accompanying consolidated statements of operations.

Additionally, on January 7, 2026, the Company entered into an Exchange Agreement with Crown Bridge and issued 15,792 shares of common stock valued at approximately $13 per share or $200,000 in exchange for the total outstanding loan balance of $65,280 and accrued interest of $60,484, resulting in a loss on extinguishment of debt at the time of exchange of $74,236. We also repaid in cash the principal balance of a certain convertible note and as a result $37,450 of the put premium was recorded into gain on extinguishment of debt during the year ended June 30, 2026.

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

Between January 5, 2025 and March 5, 2025, the Company issued an aggregate of 2,040 shares of common stock to certain vendors in exchange for payment of outstanding balance of accounts payable of $129,354 pursuant to debt exchange agreements. Those shares were valued at an average price of approximately $214 or $437,500, being the closing prices of the stock on the date of grants. Common stock issuable of 310 shares shall be issued due to the reduced offering price provision as defined in the debt exchange agreement to such vendor. Accordingly, the fair market value of the shares issued and issuable was $468,500, resulting in a loss on extinguishment of debt at the time of exchange of $339,146 during the year ended June 30, 2025.

On January 23, 2025, the Company entered into a debt exchange agreement with the former director and issued 1,200 shares of common stock in exchange for the total outstanding loan of $74,395. Accordingly, the fair market value of the shares issued was $375,000, resulting in a loss on extinguishment of debt at the time of exchange of $300,605 during the year ended June 30, 2025.

On February 5, 2025, the Company entered into debt exchange agreements with the two investors and issued an aggregate of 1,200 shares of common stock in exchange for the total outstanding loan including accrued interest of $86,248. Accordingly, the fair market value of the shares issued was $300,000, resulting in a loss on extinguishment of debt at the time of exchange of $213,752 during the year ended June 30, 2025.

Settlement Expense

Settlement expense increased to $320,000 for the year ended June 30, 2026 as compared to $0 for the year ended June 30, 2025. The increase is primarily attributable to the following:

- On January 23, 2026, we entered into a settlement agreement and release with an underwriter pursuant to which we agreed that, during the 360-day period following the public offering (the “Lock-up Period”), we would not, without the prior consent of the underwriter, offer or sell any securities or file any registration statement with the Commission relating to the offering of any shares. Under the terms of the settlement agreement, we agreed to pay an initial settlement amount of $50,000, as well as 4% of the gross proceeds received from any additional closings. During the year ended June 30, 2026, we paid $170,000 as settlement fee.

- On June 30, 2026, we entered into a settlement agreement and release with an investor, pursuant to which the both parties agreed to resolve the disputed claims, in exchange for dismissal and complete release of all claims, the Company agrees to: (i) make a cash payment of $75,000; and (ii) issue common shares which, on the date of issuance, have an aggregate value of $75,000 (the “Settlement Payment”) During the year ended June 30, 2026, we recognized $150,000 of settlement expenses.

Foreign Currency Transaction Gain

Foreign currency transaction gain (loss) increased to a gain of $32,152 for the year ended June 30, 2026 as compared to a loss of $(89,243) for the year ended June 30, 2025. This increase of approximately $121,000 is partially attributable to the increase in exchange rates during the year ended June 30, 2026.

Net loss

Net loss decreased to $18,862,710 for the year ended June 30, 2026 as compared to a net loss of $58,923,300 for the year ended June 30, 2025. The change relates to the factors discussed above.

Deemed dividend

The Company paid legal fees related to the sale of our Series C preferred stock of $50,000 and accreted $882,246 up to the redemption value of the Series C Preferred stock. Accordingly, the Company recognized total deemed dividend of $932,246 and $0 during the years ended June 30, 2026 and 2025, respectively, and a corresponding reduction of income available to common stockholders during the years ended June 30, 2026 and 2025.

Net loss available to common stockholders

Net loss available to common stockholders increased to $19,794,956 for the year ended June 30, 2026 as compared to a net loss available to common stockholders of $58,923,300 for the year ended June 30, 2025. This decrease of approximately $39,000,000 is primarily attributable to the change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of June 30, 2026, we had total assets of $12,799,912, comprised primarily of cash of $832,006, GST tax receivable of $13,694, prepaid expenses – current portion of $7,661,967, other current assets of $34,923, security deposit of $2,074, operating lease ROU asset, net of $40,790, property and equipment, net of $3,915 and prepaid expenses – long-term of $4,190,543. As compared to June 30, 2025, we had total assets of $19,631,808, comprised primarily of cash of $12,088, GST tax receivable of $5,302, prepaid expenses – current portion of $8,334,046, other current assets of $1,380, security deposit of $1,971, deferred offering cost of $291,773, operating lease ROU asset, net of $59,413 and prepaid expenses – long-term of $10,925,835.

We had current liabilities of $3,354,433, primarily comprised of accounts payable and accrued expenses of $2,115,097, employee benefit liability of $754,038, loans payable – related party of $460,809, and operating lease liability of $24,489 as of June 30, 2026. As compared to June 30, 2025, $5,578,240, primarily comprised of net convertible debt of $537,921, accounts payable, accrued expenses and accrued interest of $2,926,941, employee benefit liability of $667,901, loans payable of $65,280, loans payable – related party of $415,329, note payable, net of $543,312, embedded conversion option liabilities of $403,892 and operating lease liability of $17,664.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for payments for research and development, compensation expenses, administration expenses, occupancy expenses, professional and consulting fees, and travel.

During the year ended June 30, 2026, we received proceeds from the sale of our common stock for approximately $3.3 million, sale of our Series C preferred stock for approximately $950,000, proceeds from exercise of Series C warrants of $3,000,000 and proceeds from issuance of notes of $175,000 and proceeds from issuance of loan payable from related parties of $78,249.

We have substantial capital resource requirements and have incurred significant losses since inception. As of June 30, 2026, we had $832,006 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the years ended June 30,
	2026	2025
Net cash used in operating activities	$(5,682,635)	$(405,168)
Net cash used in investing activities	(4,933)	-
Net cash provided by financing activities	$6,457,298	$490,756
Effect of exchange rate changes on cash	$50,188	$(94,585)

Net Cash Flow from Operating Activities

Net cash used in operating activities was $5,682,635 for the year ended June 30, 2026, due to our net loss of $18,862,710 offset primarily non-cash charges of amortization of debt discount of $210,076, accretion of put premium of $37,450, non-cash interest expense of $6,781, change in fair value of warrant liability of $99,695, total stock-based expenses for services of $13,492,240, and stock-based settlement of $75,000, addback foreign currency transaction loss of $32,152, loss from extinguishment of debt of $133,071 and change in fair value of derivatives of $13,709. Net changes in operating assets and liabilities totaled $584,938, which is primarily attributable to an increase in prepaid expenses of $41,121, decrease in accounts payable of $183,012, and decrease in accrued expenses and other payables of $401,049 offset by increase in employee benefit liability of $51,476.

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

Net Cash Flow from Investing Activities

Net cash used in investing activities was $4,933 for the year ended June 30, 2026, related to purchase of equipment, as compared to $0 for the year ended June 30, 2025.

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the year ended June 30, 2026 were $6,457,298 as compared to $490,756 for the year ended June 30, 2025. During the year ended June 30, 2026 we received net proceeds from sales of our common stock for $3,314,458 and Series C preferred stock for $950,099, proceeds from exercise of Series C warrants of $3,000,000, proceeds from issuance of notes of $175,000 and proceeds from issuance of loan from related parties of $78,249 offset by repayment of notes of $875,127 and loans payable – related party of $185,381.

Net cash provided by financing activities for the year ended June 30, 2025 was $490,756. During the year ended June 30, 2025 we received net proceeds from issuance of convertible notes of $222,500, proceeds from a note of $320,000 and proceeds from issuance of loan from related parties of $343,700 offset by repayment of notes of $122,788 and convertible note of $8,000 and deferred offering cost of $264,656.

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $50,188 positive adjustment to cash flows in the year ended June 30, 2026 as compared to a $94,585 negative adjustment to cash flows in the year ended June 30, 2025. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Warrant Liability: The Company accounted for the Series C warrants issued in November 2025, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified these warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. This liability was re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of these warrants was estimated using a Monte Carlo simulation model. Such warrant classification was also subject to re-evaluation at each reporting period.

Series C Preferred Stock Subject to Possible Redemption: The Company accounted for its Series C Convertible Preferred Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable Series C Preferred stock that features mandatory redemption rights not solely within the Company’s control is classified as temporary equity. The Company’s Series C Preferred stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Series C preferred stock subject to possible redemption was presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets.

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

Going Concern Qualification

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the fiscal year ended June 30, 2026, the Company had no revenues, had a net loss of $18,862,710 and had net cash used in operations of $5,682,635. Additionally, as of June 30, 2026, the Company had accumulated deficit of $144,484,230.

Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2026 and 2025. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

During the year ended June 30, 2026, we received proceeds from the sale of our common stock for approximately $3.3 million, sale of our Series C preferred stock for approximately $950,000, proceeds from exercise of Series C warrants of $3,000,000 and proceeds from issuance of notes of $175,000 and proceeds from issuance of loan payable from related parties of $78,249.

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

Item 8. Financial Statements and Supplementary Data.

The following consolidated financial statements of Propanc Biopharma, Inc. are included in this Annual Report on Form 10-K:

PROPANC BIOPHARMA, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Propanc Biopharma, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Propanc Biopharma, Inc. and Subsidiary (the “Company”) as of June 30, 2026 and 2025, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of June 30, 2026 and 2025 and the consolidated results of its operations and its cash flows for each of the two years in the period ended June 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company had no revenues, has a net loss of $18,862,710 and net cash used in operating activities of $5,682,635 for the fiscal year ended June 30, 2026. The Company has an accumulated deficit of $144,484,230 at June 30, 2026. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plan regarding these matters is also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2011

Boca Raton, Florida

September 25, 2026

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

Phone: (561) 995-8270 Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

	June 30, 2026	June 30, 2025

ASSETS

CURRENT ASSETS:
Cash	$832,006	$12,088
GST tax receivable	13,694	5,302
Prepaid expenses - current portion	7,661,967	8,334,046
Other current assets	34,923	1,380

TOTAL CURRENT ASSETS	8,542,590	8,352,816

Deferred offering costs	-	291,773
Prepaid expenses - long-term portion	4,190,543	10,925,835
Security deposit - related party	2,074	1,971
Operating lease right-of-use assets, net - related party	40,790	59,413
Property and equipment, net	3,915	-

TOTAL ASSETS	$12,779,912	$19,631,808

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,131,429	$1,249,596
Accrued expenses and other payables	855,350	1,486,550
Accrued interest	128,318	190,795
Loans payable	-	65,280
Loans payable - related parties, net of discount	460,809	415,329
Notes payable, net of discount	-	543,312
Convertible notes, net of discounts and including put premiums	-	537,921
Operating lease liability - related party, current portion	24,489	17,664
Embedded conversion option liabilities	-	403,892
Employee benefit liability	754,038	667,901

TOTAL CURRENT LIABILITIES	3,354,433	5,578,240

NON-CURRENT LIABILITIES:
Loan payable - long-term - related party, net of discount	-	105,627
Operating lease liability - long-term portion - related party	23,818	41,749

TOTAL NON-CURRENT LIABILITIES	23,818	147,376

TOTAL LIABILITIES	$3,378,251	$5,725,616

Commitments and Contingencies (See Note 9)

STOCKHOLDERS’ EQUITY:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares previously authorized; 0 shares issued and outstanding as of June 30, 2026 and 2025	$-	$-
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of June 30, 2026 and 2025	-	-
Series C preferred stock, $0.01 par value, $10,000 stated value; 5 shares authorized; 9,900 shares designated and authorized, 200 (liquidation value of $2,000,000) shares and none issued and outstanding at June 30, 2026 and 2025, respectively	2	-
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 3,310,827 and 464,471 shares issued and outstanding as of June 30, 2026 and 2025, respectively	3,310	464
Common stock issuable (487,939 and 310 shares as of June 30, 2026 and 2025, respectively)	487	-
Additional paid-in capital	152,752,314	138,254,808
Accumulated other comprehensive income	1,176,255	1,318,917
Accumulated deficit	(144,484,230)	(125,621,520)
Treasury stock ($0.001 share)	(46,477)	(46,477)

TOTAL STOCKHOLDERS’ EQUITY	9,401,661	13,906,192

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$12,779,912	$19,631,808

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	For the years ended June 30,
	2026	2025

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	670,607	108,950
Compensation and related taxes	2,275,937	23,296,390
Professional and consulting expenses	14,572,616	33,622,510
Occupancy expenses - related party	40,932	26,560
Research and development	625,477	223,721
TOTAL OPERATING EXPENSES	18,185,569	57,278,131

LOSS FROM OPERATIONS	(18,185,569)	(57,278,131)

OTHER INCOME (EXPENSE)
Interest expense	(430,539)	(563,757)
Interest income	161	9
Derivative expense	-	(333,596)
Change in fair value of derivative liabilities	13,709	212,450
Change in fair value of warrant liability	(99,695)	-
Other expense	(6,000)	-
Settlement expense	(320,000)	-
Gain (loss) on extinguishment of debt, net	133,071	(871,032)
Foreign currency transaction gain (loss)	32,152	(89,243)
TOTAL OTHER INCOME (EXPENSE), NET	(677,141)	(1,645,169)

LOSS BEFORE TAXES	(18,862,710)	(58,923,300)

Tax benefit	-	-

NET LOSS	$(18,862,710)	$(58,923,300)

Deemed Dividend	(932,246)	-

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(19,794,956)	$(58,923,300)

BASIC AND DILUTED NET LOSS PER SHARE	$(17.62)	$(371.22)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	1,123,709	158,727

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(19,794,956)	$(58,923,300)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	(142,662)	49,336

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(142,662)	49,336

TOTAL COMPREHENSIVE LOSS	$(19,937,618)	$(58,873,964)

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE YEARS ENDED JUNE 30, 2026 AND 2025

	Preferred Stock								Common Stock				Accumulated		Total
	Series A		Series B		Series C		Common Stock		Issuable		Additional		Other		Stockholders’
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Equity (Deficit)

Balance at June 30, 2024	-	$-	1	$-	-	$-	319	$-	-	$-	$61,696,057	$(66,698,220)	$1,269,581	$(46,477)	$(3,779,059)

Issuance of common stock for conversion of convertible debt, conversion fees and accrued interest	-	-	-	-	-	-	353	-	-	-	176,375	-	-	-	176,375

Issuance of common stock for services rendered	-	-	-	-	-	-	342,230	342	-	-	51,347,658	-	-	-	51,348,000

Issuance of common stock for prepaid services	-	-	-	-	-	-	81,000	81	-	-	23,881,029	-	-	-	23,881,110

Issuance of common stock and common stock issuable related to debt exchange agreement	-	-	-	-	-	-	4,440	5	310	-	1,143,496	-	-	-	1,143,501

Issuance of common stock related to warrant exchange agreement	-	-	-	-	-	-	36,000	36	-	-	(36)	-	-	-	-

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	-	-	10,229	-	-	-	10,229

Fractional shares due to reverse split	-	-	-	-	-	-	129	-	-	-	-	-	-	-	-

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	-	49,336	-	49,336

Net loss for the fiscal year ended June 30, 2025	-	-	-	-	-	-	-	-	-	-	-	(58,923,300)	-	-	(58,923,300)

Balance at June 30, 2025	-	-	1	-	-	-	464,471	464	310	-	138,254,808	(125,621,520)	1,318,917	(46,477)	13,906,192

Issuance of common stock for conversion of convertible debt, conversion fees and accrued interest	-	-	-	-	-	-	80,737	81	-	-	703,361	-	-	-	703,442

Issuance of common stock for cash	-	-	-	-	-	-	40,000	40	-	-	3,314,418	-	-	-	3,314,458

Issuance of common stock for conversion of Series C preferred stock	-	-	-	-	(200)	(2)	1,368,451	1,368	436,340	436	(1,802)	-	-	-	-

Common stock issuable for services and prepaid services	-	-	-	-	-	-	1,341,203	1,341	-	-	6,042,407	-	-	-	6,043,748

Issuance of common stock related to debt exchange agreement	-	-	-	-	-	-	15,792	16	-	-	199,984	-	-	-	200,000

Issuance of Series C Preferred stock upon exercise of Series C warrants	-	-	-	-	300	3	-	-			2,999,997	-	-	-	3,000,000

Common stock issuable in connection with settlement agreement	-	-	-	-	-	-	-	-	51,289	51	74,949	-	-	-	75,000

Reclassification of put premium upon debt conversion	-	-	-	-	-	-	-	-	-	-	114,399	-	-	-	114,399

Reclassification of warrant liability into equity upon exercise of Series C warrants	-	-	-	-	-	-	-	-	-	-	8,925	-	-	-	8,925

Reclassification of warrant liability into equity upon amendment of Series C Preferred designation	-	-	-	-	-	-	-	-	-	-	973,115	-	-	-	973,115

Issuance of the initial preferred shares and was later reclassified from temporary equity into permanent equity upon amendment of Series C Preferred designation	-	-	-	-	100	1	-	-	-	-	999,999	-	-	-	1,000,000

Deemed dividend upon issuance of Series C Preferred stock initially recorded as temporary equity	-	-	-	-	-	-	-	-	-	-	(932,246)	-	-	-	(932,246)

Fractional shares due to reverse split	-	-	-	-	-	-	173	-	-	-	-	-	-	-	-

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	-	(142,662)	-	(142,662)

Net loss for the fiscal year ended June 30, 2026	-	-	-	-	-	-	-	-	-	-	-	(18,862,710)	-	-	(18,862,710)

Balance at June 30, 2026	-	$-	1	$-	200	$2	3,310,827	$3,310	487,939	$487	$152,752,314	$(144,484,230)	$1,176,255	$(46,477)	$9,401,661

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,862,710)	$(58,923,300)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance of common stock for services	4,993,748	51,348,000
Stock based settlement	75,000	-
Amortization of prepaid stock based expenses	8,498,492	4,621,230
Foreign currency transaction loss (gain)	(32,152)	89,243
Depreciation expense	997	-
Amortization of debt discounts	210,076	303,563
Amortization of right-of-use assets	21,706	20,187
Change in fair value of derivative liabilities	(13,709)	(212,450)
Change in fair value of warrant liability	99,695	-
Derivative expense	-	333,596
Loss (gain) on extinguishment of debt, net	(133,071)	871,032
Non-cash interest expense	6,781	5,519
Accretion of put premium	37,450	-
Changes in Assets and Liabilities:
GST receivable	(8,117)	(2,405)
Prepaid expenses	(41,121)	1,379
Other current assets	(33,471)	-
Accounts payable	(183,012)	187,732
Employee benefit liability	51,476	40,184
Accrued expenses and other payables	(401,049)	677,889
Accrued interest	44,545	255,155
Operating lease liability	(14,189)	(21,722)
NET CASH USED IN OPERATING ACTIVITIES	(5,682,635)	(405,168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	(4,933)	-
NET CASH USED IN INVESTING ACTIVITIES	(4,933)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	100,000	222,500
Proceeds from issuance of the initial preferred shares of Series C Preferred stock, net of issuance cost included as temporary equity	950,099	-
Proceeds from exercise of Series C warrants	3,000,000	-
Repayment of convertible notes	(203,350)	(8,000)
Repayment of notes	(671,777)	(122,788)
Repayment of loans payable - related party	(185,381)	-
Proceeds from the sale of common stock, net of offering costs	3,314,458	-
Proceeds from note payable	75,000	320,000
Proceeds from loans payable - related parties	78,249	343,700
Deferred offering costs	-	(264,656)
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,457,298	490,756

Effect of exchange rate changes on cash	50,188	(94,585)

NET INCREASE (DECREASE) IN CASH	819,918	(8,997)

CASH AT BEGINNING OF YEAR	12,088	21,085
CASH AT END OF YEAR	$832,006	$12,088

Supplemental Disclosure of Cash Flow Information

Cash paid during the year:
Interest	$131,687	$30,715
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$114,399	$10,229
Conversion of convertible notes and accrued interest to common stock	$476,335	$79,686
Settlement of accounts payable for shares of common stock	$-	$129,354
Settlement of loans to former director for shares of common stock	$-	$74,395
Settlement of loans payable including accrued interest for shares of common stock	$125,765	$86,248
Deferred offering cost charged to additional paid in capital upon closing of offering	$291,773	$-
Issuance of common stock related to debt exchange agreement	$125,765	$-
Debt discounts related to derivative liability	$-	$222,500
Operating lease right-of-use asset and operating lease liability pursuant to ASC 842	$-	$62,126
Issuance of common stock and common stock issuable for prepaid services (net of amortized portion)	$885,554	$19,259,880
Deemed dividend related to Series C Preferred Stock	$932,246	$-
Reclassification of warrant liability into equity upon conversions and reclassifications	$982,040	$-
Reclassification of temporary equity into permanent equity upon amendment of Series C Preferred designation	$1,000,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

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

On July 22, 2016, the Company formed another wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of June 30, 2026, there has been no activity within this entity.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to reflect the Company’s stage of operations and development better.

In July 2020, a world-first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 85 granted, allowed, or accepted patents and 4 provisional patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

The Company hopes to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer by filing additional patent applications as it advances its lead product candidate, PRP, through various stages of development.

In March 2026, the Company received written consent in lieu of a meeting by the holders of a majority of the voting power of the Company’s outstanding capital stock as of March 2026 and the Company’s Board of Directors approving such actions as are necessary for the Company to proceed to effectuate and execute a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of one post-split share per twenty-five pre-split shares (1:25) (the “Reverse Stock Split”). The Reverse Stock Split became effective as of May 18, 2026. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the Reverse Stock Split.

Principles of Consolidation

The consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive wholly owned subsidiary through June 30, 2026 and remains inactive.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

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

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that the intercompany loans will not be repaid in the foreseeable future and thus, per Accounting Standards Codification (“ASC”) 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). As of June 30, 2026 and 2025, the Company recognized a cumulative exchange gain (loss) of approximately $1,077,000 and ($316,000), respectively, on intercompany loans made by the parent to the subsidiary that have not been repaid as of June 30, 2026, which is included as a component of accumulated other comprehensive income on the accompanying consolidated balance sheets.

As of June 30, 2026 and 2025, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	June 30, 2026	June 30, 2025
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.6912	0.6571

Average exchange rate for the period
USD : AUD exchange rate	0.6771	0.6468

Change in Accumulated Other Comprehensive Income (Loss) by component during the years ended June 30, 2026 and 2025 were as follows:

Foreign Currency Items
Beginning balance, June 30, 2024	$1,269,581
Foreign currency translation gain	49,336
Balance, June 30, 2025	1,318,917
Foreign currency translation loss	(142,662)
Ending balance, June 30, 2026	$1,176,255

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

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

Also see Note 12 - Derivative Financial Instruments and Fair Value Measurements.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts, as applicable, are reflected as a current liability on the balance sheets. There were no cash equivalents as of June 30, 2026 and 2025.

Prepaid expenses

Prepaid expenses – current portion and long-term portion of $7,661,967 and $4,190,543, respectively, at June 30, 2026, consist primarily of costs paid for future services which will occur between 6 months to three years. Prepaid expenses – current portion and long-term portion of $8,334,046 and $10,925,835, respectively, at June 30, 2025, consist primarily of costs paid for future services which will occur between 6 months to three years. Prepaid expenses principally include prepayments in fully vested, non-forfeitable equity instruments for general consulting, investor relations, and business advisory services, which are being amortized over the terms of their respective agreements.

Deferred Offering Costs

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized and consist principally of professional, underwriting and other expenses incurred through the balance sheet date that are directly related to the Company’s proposed public offering. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed. As of June 30, 2026 and 2025 the Company had recorded $0 and $291,773 in deferred offering costs, respectively.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through June 30, 2026 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

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

As of June 30, 2026 and 2025, the Company was owed $13,694 and $5,302, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the consolidated balance sheet reporting dates.

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

Warrant Liability

The Company accounted for the Series C warrants issued in November 2025, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies these warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. This liability is re-measured at each balance sheet date until the warrants are exercised or expire, and any change in fair value will be recognized in the Company’s statement of operations. The fair value of these warrants is estimated using a Monte Carlo simulation model. Such warrant classification is also subject to re-evaluation at each reporting period (see Note 8 – Series C Warrants).

Series C Preferred Stock Subject to Possible Redemption

The Company accounted for its Series C Convertible Preferred Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable Series C Preferred stock that features mandatory redemption rights not solely within the Company’s control is classified as temporary equity. The Company’s Series C Preferred stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Series C preferred stock subject to possible redemption was presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets (see Note 8).

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the years ended June 30, 2026 and 2025 were $625,477 and $223,721, respectively.

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

The Company applies for research and development tax credit to the Australian Taxation Office. During each of the fiscal years ended June 30, 2026 and 2025, the Company received research and development tax credit in the amount of $0. The Company will submit its request for the refundable credit covering the period for the year ended June 30, 2026 and is subject to approval.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

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

	June 30, 2026	June 30, 2025

Warrants with no designations	1,210	10
Series C Preferred Stock Warrants	86,877,828	-
Convertible Series C Preferred stock	1,809,955	-
Convertible Debt	-	7,596
Total	88,688,993	7,606

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”). The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. All activities are related to the development of cancer treatment and the Company has not commenced commercial operations or generated revenues to date. All activities are related to the development of the cancer treatment and the Company has not commenced commercial operations or generated revenues to date. The CODM is the chief executive officer of the Company, who reviews operating results and utilizes consolidated financial information, including operating expenses, operating loss, and net loss as reported on the consolidated statements of operations, to make decisions about operating decisions, allocate resources and assess performance for the entire Company. Consolidated net loss is our segment’s primary measure of loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The single segment constitutes all the consolidated entity, and the accompanying consolidated financial statements and the notes to the accompanying consolidated financial statements are representative of such amounts. For the years ended June 30, 2026 and 2025, the Company operates in one operating segment.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations and relates to the presentation of $23,296,390 compensation and related taxes and $33,622,510 professional and consulting expenses being reclassified out of administration expenses and shown separately on the consolidated statements of operations for the year ended June 30, 2025.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

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

NOTE 2 – GOING CONCERN

The accompanying consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the fiscal year ended June 30, 2026, the Company had no revenues, had a net loss of $18,862,710 and had net cash used in operations of $5,682,635. Additionally, as of June 30, 2026, the Company had accumulated deficit of $144,484,230. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the date of this filing.

The consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

On August 18, 2025, the Company sold 40,000 shares of common stock for total gross proceeds of $4,000,000. After deducting the underwriting commissions and offering expenses, the Company received net proceeds of approximately $3.3 million (see Note 8). Additionally, on November 4, 2025, the Company sold 100 shares of Series C Preferred Stock of the Company and Warrants to purchase up to an additional 9,900 shares of Series C Preferred Stock, at an exercise price of $10,000 per Warrant share in exchange for cash payment of $1,000,099 to the Company before deducting offering cost (see Note 8). Additionally, the Company received proceeds of $3,000,000 from the exercise of Series C warrants.

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

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of June 30:

	2026	2025

Office equipment at cost	$31,312	$25,078
Less: Accumulated depreciation	(27,397)	(25,078)

Total property, plant, and equipment	$3,915	$-

Depreciation expense for the years ended June 30, 2026 and 2025 was $997 and $0, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

NOTE 4 – DUE TO AND LOANS FROM FORMER DIRECTOR - RELATED PARTY

Due to former director – related party

Due to former director – related party represented unsecured advances made primarily by a former director for operating expenses on behalf of the Company, such as intellectual property and formation expenses. The expenses were paid for on behalf of the Company and were due upon demand. The Company was not charged interest under these advances. The total amount owed to the former director at June 30, 2026 and 2025 were $0 for both periods. On January 23, 2025, the Company entered into a Debt Exchange Agreement (“the Debt Exchange”) with the former director (see below) to settle such debt.

Loan from Former Director - Related Party

Loan from the Company’s former director at June 30, 2026 and 2025 were $0 for both periods. The loan bore no interest and was payable on demand.

On January 23, 2025, the Company entered into a Debt Exchange with the former director and issued 1,200 shares of common stock in exchange for the total outstanding loans of $74,395. Those shares were valued at approximately $325 per share or $375,000, being the closing price of the stock on the date of grant to the former director. Accordingly, the fair market value of the shares issued was $375,000, resulting in a loss on extinguishment of debt at the time of exchange of $300,605 during the year ended June 30, 2025.

NOTE 5 – LOANS

Loans payable - Related Party

Between November 2023 and May 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $71,629. Additionally, in August 2024, the same affiliated institutional investor loaned the Company an amount of $85,000 AUD ($57,639 USD). These loans are payable on demand and were non-interest bearing. In September 2025, the Company agreed to pay interest of 12% per annum beginning from the funding date of these loans. The Company repaid $16,428 USD including additional interest expense of $4,805 USD on February 12, 2026. Additionally, the Company repaid $16,188 USD including interest expense of $4,793 USD on April 28, 2026.

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

Between November 2024 and December 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $15,000 AUD ($9,731 USD). These loans bear no interest and are payable on demand. The Company repaid $12,000 AUD ($7,774 USD) of this loan on August 19, 2025. In September 2025, the Company agreed to pay interest of 12% per annum beginning from the funding date of these loans. The Company repaid the remaining balance of $3,000 AUD ($1,957 USD) including additional interest expense of $319 USD on February 12, 2026.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

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

On July 5, 2023, the Company and an institutional investor affiliated with one of our directors, Josef Zelinger, entered into a letter agreement, pursuant to which such investor loaned the Company an aggregate of $230,000 AUD ($153,256 USD). Pursuant to such agreement, the term of such loan is three (3) years, ending on July 5, 2026, with an interest rate of 10% to be paid monthly in arrears. In connection with such loan, the Company issued 10 warrants to purchase common stock to such investor immediately exercisable at an initial exercise price of $15,000 per share (subject to certain adjustments such as stock dividend, stock splits, subsequent right offering and pro-rata distribution) with an expiry date of July 5, 2026. The Company accounted for the 10 warrants issued with this loan payable as debt discount by using the relative fair value method. The total debt discount which is equivalent to the relative fair value of the warrants of $141,084 was based on a fair value determination using a Black-Scholes model with the following assumptions: stock price at valuation date of $178,500 based on the closing price of common stock at date of grant, exercise price of $15,000, dividend yield of zero, expected term of 3.00, a risk-free rate of 4.59%, and expected volatility of 268%. The debt discount shall be amortized over the term of this loan. A portion of the proceeds of such loan were used to repay an outstanding balance of approximately $143,000 due on a convertible note held by a third-party investor which had been in default. Amortization of debt discount for the years ended June 30, 2026 and 2025 was $46,985 for both periods. The total principal outstanding under this loan was $153,256 and remaining debt discount of $47,629 as of June 30, 2025 as reflected in the accompanying consolidated balance sheet as loan payable – long-term – related party, net of discount of $105,627. The total principal outstanding under this loan, net of discount was $152,612 ($153,256 principal and remaining unamortized debt discount of $644) as of June 30, 2026 and has been reclassified as a short-term loan.

The remaining balance of all the above loans payable – related parties, net of discount amounted to $460,809 and $415,329 as of June 30, 2026 and 2025, respectively. Accrued interest for all of the above loans payable – related parties as of June 30, 2026, and 2025 was $128,318 and $56,935, respectively.

Loans Payable

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC (“Crown Bridge”), pursuant to which Crown Bridge purchased a convertible promissory note from the Company (the “Crown Bridge Note”), which had a remaining principal balance of $0 and $65,280 as of June 30, 2026 and 2025, respectively. The maturity date of the Crown Bridge Note was October 3, 2020 and was past due. The Crown Bridge Note bore interest at a default interest rate of 15% per annum. In August 2022, the SEC filed a complaint against Crown Bridge due to its violation of Section 15(a)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Crown Bridge agreed to surrender all conversion rights in its currently held convertible notes, including the Crown Bridge Note. Consequently, during fiscal year 2023, the Company reclassified the remaining principal balance of $65,280 from a convertible note into a loan payable which is the principal balance at June 30, 2025. The total accrued interest from this loan amounted to $0 and $55,360 as of June 30, 2026 and 2025, respectively.

On January 7, 2026, the Company entered into an Exchange Agreement with Crown Bridge and issued 15,792 shares of common stock in exchange for the total outstanding balance of $65,280 and accrued interest of $60,484. Those shares were valued at approximately $13 per share or $200,000, being the closing price of the stock on the date of grant, resulting in a loss on extinguishment of debt at the time of exchange of $74,236. Accordingly, the remaining principal balance and accrued interest at June 30, 2026 is $0.

Loans Payable - others

In June 2024, the Company entered into loan agreements with two investors who loaned the Company an aggregate of $120,000 AUD ($79,811 USD). The maturity dates of these loans were both in June 2025. These loans bore interest at a rate of 12% per annum. On February 5, 2025, the Company entered into a Debt Exchange Agreements with the two investors and issued an aggregate of 1,200 shares of common stock in exchange for the total outstanding loan including accrued interest of $86,248. Those shares were valued at $250 per share or $300,000, being the closing price of the stock on the date of grant to the two investors. Accordingly, the fair market value of the shares issued was $300,000, resulting in a loss on extinguishment of debt at the time of exchange of $213,752 during the year ended June 30, 2025. As of June 30, 2025, the total balance of these loans amounted to $0 and accrued interest of $6,286. The Company fully paid the accrued interest of $6,286 on August 27, 2025.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

The aggregate principal outstanding on the above loans was $0 and $65,280 as of June 30, 2026 and 2025, respectively.

Loans in default

Loans payable – related party for total principal amount of $211,545 and accrued interest of $59,658, which includes interest accruing at the default interest rate at 18% with maturity dates between November 2024 and April 2025, were in default as of June 30, 2026.

NOTE 6 – NOTE PAYABLE AND CONVERTIBLE NOTES

The Company’s promissory notes outstanding were as follows:

	June 30, 2026	June 30, 2025
Principal amounts of notes payable	$-	$589,277
Unamortized discounts	-	(45,965)
Notes payable, net	$-	$543,312

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

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

As of June 30, 2026 and 2025, the total principal outstanding under these notes was $0 and $352,405, respectively, and remaining debt discount of $0 and $3,488 as of June 30, 2026 and 2025, respectively, as reflected in the accompanying consolidated balance sheet as notes payable, net of discount. Accrued interest from these notes amounted to $0 and $5,718 as of June 30, 2026 and 2025, respectively. Amortization of debt discount from these notes for the years ended 2026 and 2025 was $3,488 and $21,512, respectively.

1800 Diagonal Lending Promissory Notes

On May 24, 2024, the Company entered into a 15% promissory note in the amount of $49,200 less original issue discount of $8,200 and legal and financing costs of $6,000 for net proceeds of $35,000 with 1800 Diagonal Lending, LLC. The principal and accrued interest was payable on or before March 30, 2025. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. Accrued, unpaid interest and outstanding principal, subject to adjustment, were to be paid on November 30, 2024 in the amount of $28,290 and 4 payments each in the amount of $7,072.50 (a total payback to the Holder of $56,580). The first payment of $7,072.50 was due on December 30, 2024 with 3 subsequent payments each month thereafter. The Company had a five (5) day grace period with respect to each payment. In November 2024, the Company fully paid the principal of $49,200 and accrued interest of $5,683.

On June 10, 2024, the Company entered a 15% promissory note in the amount of $49,200 less original issue discount of $8,200 and legal and financing costs of $6,000 for net proceeds of $35,000 with 1800 Diagonal Lending, LLC. The principal and accrued interest was payable on or before April 15, 2025. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty-two percent (22%) per annum from the due date thereof until the same was paid. Accrued unpaid interest and outstanding principal, subject to adjustment, were to be paid on December 15, 2024 in the amount of $28,290 and 4 payments each in the amount of $7,073 (a total payback to the Holder of $56,580). The first payment of $7,073 was due on January 15, 2025, with 3 subsequent payments each month thereafter. The Company had a five (5) day grace period with respect to each payment. In November 2024, the Company fully paid the principal of $49,200 and accrued interest of $5,683.

On January 31, 2025, the Company entered into and closed a securities purchase agreement 1800 Diagonal (the “Investor”), pursuant to which the Investor agreed to purchase a convertible promissory note from the Company in the aggregate principal amount of $65,000, for a purchase price of $56,000. The Company used the net proceeds therefrom for general working capital purposes. The maturity date of the note was November 30, 2025 and the note bore a one-time interest charge of fifteen percent that was applied on the issuance date. Accrued, unpaid interest and outstanding principal, subject to adjustment, were to be paid in five (5) payments, with the first on July 30, 2025 for $37,375, and the other four payments of $9,344 on August 30, 2025, September 30, 2025, October 30, 2025 and November 30, 2025 (a total payback to the Holder of $74,750). The Company had a five (5) day grace period with respect to each payment. In July 2025 and August 2025, the Company fully paid the principal of $65,000 including interest of $9,750.

On March 25, 2025, the Company entered into and closed a securities purchase agreement 1800 Diagonal (the “Investor”), pursuant to which the Investor agreed to purchase a convertible promissory note from the Company in the aggregate principal amount of $79,200, for a purchase price of $67,000. The Company used the net proceeds therefrom for general working capital purposes. The maturity date of the note was January 30, 2026 and the note bore a one-time interest charge of fifteen percent that were to be applied on the issuance date. Accrued, unpaid interest and outstanding principal, subject to adjustment, were to be paid in five (5) payments, with the first on September 30, 2025 for $45,540, and the other four payments of $11,385 on October 30, 2025, November 30, 2025, December 30, 2025 and January 30, 2026 (a total payback to the Holder of $91,080). The Company had a five (5) day grace period with respect to each payment. In August 2025, the Company fully paid the principal of $79,200 including interest of $11,880.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

On June 13, 2025, the Company entered into a 15% promissory note in the aggregate principal amount of $67,860, for a purchase price of $58,000. This note contained original issue discount of $8,000 and legal and financing costs of $9,860 for net proceeds of $50,000 with 1800 Diagonal Lending, LLC. The maturity date of the note was April 15, 2026 and the note bore a one-time interest charge of fifteen percent that were to be applied on the issuance date. Accrued, unpaid interest and outstanding principal, subject to adjustment, were to be paid in five (5) payments, with the first on December 15, 2025 for $39,020, and the other four payments on January 15, 2026, February 15, 2026, March 15, 2026 and April 15, 2026, each for $ 9,755 (a total payback to the Holder of $78,039). The Company had a five (5) day grace period with respect to each payment. In August 2025, the Company fully paid the principal of $67,860 including interest of $10,179.

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

As of June 30, 2026 and 2025 the total balance of these 1800 Diagonal Lending promissory notes amounted to $0 and $212,060, respectively and accrued interest of $0 and $7,638, respectively.

Red Road Holdings Promissory Note

On December 4, 2024, the Company entered into a 15% promissory note in the amount of $49,200 less original issue discount of $8,200 and legal and financing costs of $6,000 for net proceeds of $35,000 with Red Road Holdings. The principal and accrued interest was payable on or before October 15, 2025. Any amount of principal or interest on this note which was not paid when due shall bear interest at the rate of twenty two percent (22%) per annum from the due date thereof until the same was paid. Accrued interest and outstanding principal, subject to adjustment, was paid on June 15, 2025 in the amount of $28,290 and 4 payments each in the amount of $7,072 (a total payback to the Holder of $56,580). The first payment of $7,072 was due on July 15, 2025 with 3 subsequent payments each month thereafter. The Company had a five (5) day grace period with respect to each payment.

The Company had the right to accelerate payments or prepay in full at any time with no prepayment penalty. At any time following an event of default, the noteholder had the right, to convert all or any part of the outstanding and unpaid amount of the note into shares of common stock. The conversion price of the note was equal to 65% multiplied by the lowest trading price for the common stock during the 10 trading days prior to the conversion date (representing a discount rate of 35%) subject to a 4.99% beneficial ownership limitations. Upon the occurrence of any event of defaults, the note was immediately due and payable in an amount equal to 150% default percentage multiplied by the sum of the outstanding principal balances plus accrued interest and default interest.

As of June 30, 2025, the total balance of principal and accrued interest of the Red Road Holdings promissory note amounted to $24,812 and $303, respectively, after the payment of the first installment of $28,290 in June 2025. As of June 30, 2026, the total balance of principal and accrued interest of the Red Road Holdings promissory note amounted to $0 after the full payment of the principal of $24,812 including interest of $3,478 in July 2025 and August 2025.

The total balance of the above promissory notes, net of unamortized discount of $45,965 was $543,312 at June 30, 2025. As of June 30, 2026 the total balance of the above promissory notes amounted to $0 and accrued interest of $0.

Convertible Notes

The Company’s convertible notes outstanding were as follows:

	June 30, 2026	June 30, 2025
Convertible notes and debenture	$-	$520,797
Unamortized discounts	-	(97,276)
Premium, net	-	114,400
Convertible notes, net	$-	$537,921

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

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

The following terms shall apply to the above 1800 Diagonal notes:

The 1800 Diagonal Note bore interest at a rate of 10% per annum, which interest may be paid by the Company to 1800 Diagonal in shares of the Company’s common stock; but was not payable until the 1800 Diagonal Note became payable, whether at the maturity date or upon acceleration or by prepayment.

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

The conversion prices for the above1800 Diagonal note was 75% (representing a 25% discount) of the market price which meant the average of the lowest ten trading prices of the common stock for the ten trading days immediately prior to the delivery of a notice of conversion. Notwithstanding the foregoing, 1800 Diagonal was restricted from effecting a conversion if such conversion, along with other shares of the Company’s common stock beneficially owned by 1800 Diagonal and its affiliates, exceeds 9.99% of the outstanding shares of the Company’s common stock. The Company treated the convertible note as stock settled debt under ASC 480 and accordingly the Company recorded a total debt premium of $37,450 which was recorded during the year ended June 30, 2026.

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

The total principal amount outstanding under the above 1800 Diagonal financing agreements was $0 as of June 30, 2026 following the repayment in full of principal balance of $112,350 including accrued interest and prepayment penalty of $23,283. Accordingly, $37,450 of the put premium was recorded into gain on extinguishment of debt in respect to the 1800 Diagonal financing agreements during the year ended June 30, 2026 following repayment of the principal balance.

ONE44 Capital Securities Purchase Agreements

December 8, 2023 Securities Purchase Agreement

On December 8, 2023, the Company entered into a securities purchase agreement with ONE44, pursuant to which ONE44 purchased a convertible redeemable note (the “December 8, 2023 ONE44 Note”) from the Company in the aggregate principal amount of $150,000, such principal and the interest thereon are convertible into shares of the common stock at the option of ONE44 any time after the six-month anniversary of the December 8, 2023 ONE44 Note. The transaction contemplated by such purchase agreement closed on December 8, 2023. The December 8, 2023 One44 Note contains an original issue discount amount of $15,000. Pursuant to the terms of such purchase agreement, the Company paid $7,500 for ONE44’s legal fees. The Company used the net proceeds from the December 8, 2023 ONE44 Note for general working capital purposes. The maturity date of the December 8, 2023 One44 Note was December 8, 2024. The December 8, 2023 ONE44 Note bears interest at a rate of 10% per annum, which interest is payable in shares of common stock, but is not payable until the maturity date or upon acceleration or by prepayment of such note. The December 8, 2023 One44 Note along with accrued interest was fully converted in August 2025.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

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

The total principal amount and accrued interest outstanding under the above ONE44 financing agreement was $0 as of June 30, 2026 following conversion of $104,460 of the principal balance and $17,715 accrued interest during the year ended June 30, 2026. Accordingly, $69,640 of the put premium was released to additional paid in capital in respect to the ONE44 financing following the conversion of the principal balance.

GS Capital Partners Securities Purchase Agreements

August 23, 2023 Securities Purchase Agreement

On August 23, 2023, the Company entered into a securities purchase agreement with GS Capital Partners, LLC, pursuant to which GS Capital purchased a convertible redeemable note from the Company in the aggregate principal amount of $77,500, such principal and the interest thereon were convertible into shares of the Company’s common stock at the option of GS Capital. The GS Capital Note contained a $5,000 original issue discount. Pursuant to the terms of the GS Purchase Agreement, the Company paid GS Capital’s legal fees of $2,500. The Company used the net proceeds from the GS Capital Note for general working capital purposes.

The maturity date of the GS Capital Note was February 23, 2024. The GS Capital Note bore an interest at a rate of 8% per annum and was increased to 24% due to the event of a default, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note became payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note was equal to $60,000 per share, provided that the fixed price will be reduced to $30,000 per share in the event that the market price of the Common Stock trades below $45,000 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price was lower, such conversion price was equal to the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price was subject to re-adjustment every thirty calendar days during the period in which the Company remained in default. The August 23, 2023 GS Capital Note along with accrued interest was fully converted in July 2024.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

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

The maturity date of the GS Capital Note was April 12, 2024 and was in default. The GS Capital Note bore interest at a rate of 8% per annum and was increased to 24% due to the event of a default, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note became payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note was equal to $22,500 per share (the “Fixed Price”), provided that the Fixed Price will be reduced to $15,000 per share in the event that the market price of the Common Stock trades below $11,250 per share for ten consecutive trading days. In the event of a default under the Note and unless the Fixed Price was lower, such conversion price was equal to the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price was subject to re-adjustment every thirty calendar days during the period in which the Company remained in default. The October 12, 2023 GS Capital Note along with accrued interest was fully converted in August 2025.

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

The maturity date of the GS Capital Note was October 12, 2024 and was in default. The GS Capital Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note became payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note was equal to $2,550 per share, provided that the fixed price will be reduced to $1,500 per share in the event that the market price of the Common Stock trades below $2,100 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price was lower, such conversion price was equal to the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price was subject to re-adjustment every thirty calendar days during the period in which the Company remained in default. The April 12, 2024 GS Capital Note along with accrued interest was fully converted in August 2025.

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

The maturity date of the GS Capital Note was February 2, 2025 and was in default. The GS Capital Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note became payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note was equal to $2,550 per share, provided that the fixed price will be reduced to $1,500 per share in the event that the market price of the Common Stock trades below $2,100 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price was lower, such conversion price was equal to the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price was subject to re-adjustment every thirty calendar days during the period in which the Company remained in default. The August 2, 2024 GS Capital Note was fully repaid in August 2025 along with accrued interest of $2,748.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

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

The maturity date of the GS Capital Note was March 20, 2025 and was in default. The GS Capital Note shall bore interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note became payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note was equal to $450 per share, provided that the fixed price will be reduced to $150 per share in the event that the market price of the Common Stock trades below $450 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price was lower, such conversion price was equal to the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price was subject to re-adjustment every thirty calendar days during the period in which the Company remained in default. The September 20, 2024 GS Capital Note was fully repaid in August 2025 along with accrued interest of $2,416.

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

The maturity date of the GS Capital Note was October 7, 2025. The GS Capital Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note became payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note was equal to $225 per share, provided that the fixed price will be reduced to $150 per share in the event that the market price of the Common Stock traded below $200 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price was lower, such conversion price was equal to the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price was subject to re-adjustment every thirty calendar days during the period in which the Company remained in default. The February 7, 2025 GS Capital Note along with accrued interest was fully converted in October 2025.

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

The maturity date of the GS Capital Note was November 11, 2025. The GS Capital Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note became payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note was equal to $150 per share, provided that the fixed price will be reduced to $75 per share in the event that the market price of the Common Stock trades below $125 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price was lower, such conversion price was equal to the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price was subject to re-adjustment every thirty calendar days during the period in which the Company remained in default. The March 11, 2025 GS Capital Note along with accrued interest was fully converted in December 2025.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

The maturity date of the GS Capital Note was December 15, 2025 and was currently in default. The GS Capital Note bore interest at a rate of 8% per annum, which interest may be paid by the Company to GS Capital in shares of common stock but shall not be payable until the GS Capital Note becomes payable, whether at the Maturity Date or upon acceleration or by prepayment. The GS Capital Note was exchangeable for an equal aggregate principal amount of notes of different authorized denominations, as requested by GS Capital surrendering the same. The initial conversion price for the GS Capital Note was equal to $125 per share, provided that the fixed price will be reduced to $62.50 per share in the event that the market price of the Common Stock trades below $100 per share for five consecutive trading days. In the event of a default under the note and unless the fixed price was lower, such conversion price was equal to the lowest trading price of the Common Stock for the ten trading days immediately preceding such default, which price was subject to re-adjustment every thirty calendar days during the period in which the Company remained in default. On April 14, 2026, the Company entered into a promissory note extension agreement with GS Capital whereby the lender agreed to extend the maturity date of this note from December 15, 2025 to July 15, 2026. The April 15, 2025 GS Capital Note along with accrued interest was fully converted in June 2026.

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

During the first 60 to 180 days following the date of the above GS Capital notes, the Company had the right to prepay the principal and accrued but unpaid interest due under all of the above notes issued to GS Capital, together with any other amounts that the Company may owe GS Capital under the terms of the notes, at a premium ranging from 110% to 125% of the principal amount and interest of such note. After this initial 180-day period, the Company does not have a right to prepay such notes.

Upon the occurrence and during the continuation of certain events of default, interest accrued at a default interest rate of 24% per annum or, if such rate is usurious or not permitted by current law, then at the highest rate of interest permitted by law. In the event that the Company failed to deliver to GS Capital shares of common stock issuable upon conversion of principal or interest under all of the above GS Capital notes, the penalty becomes $250 per day for each day that the shares were not issued beginning on the 4th day after the conversion notice was delivered to the Company. This penalty increases to $500 per day beginning on the 10th day. In the event that the Company loses the bid price of its common stock on OTC markets, such GS Capital note does not incur penalty and instead the outstanding principal amount increases by 20%.

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

The total principal outstanding and accrued interest under all of the above GS Capital notes were both $0, as of June 30, 2026, following conversion of $186,650 of the principal balance, $18,580 accrued interest and $2,812 conversion fees during the year ended June 30, 2026. Additionally, the Company repaid total principal balance of $66,000 and accrued interest of $5,164 in August 2025.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

104 LLC Securities Purchase Agreement

March 5, 2024 Securities Purchase Agreement

Effective March 5, 2024, the Company entered into and closed a securities purchase agreement with 104 LLC (“104”), pursuant to which 104 agreed to purchase a convertible promissory note from the Company in the aggregate principal amount of $50,000, for a purchase price of $46,875, after an original issue discount of $3,125. The Company paid legal and financing costs of $7,500. The Company used the net proceeds therefrom for general working capital purposes. The maturity date of the note was March 1, 2025 and was in default. The note bore interest at a rate of eight percent (8%) per annum, which may be increased to sixteen percent (16%) in the event of a default. The March 5, 2024 104 note along with accrued interest was fully converted in August 2025.

June 20, 2024 Securities Purchase Agreement

Effective June 20, 2024, Company entered into and closed a securities purchase agreement with 104 LLC, pursuant to which 104 agreed to purchase a convertible promissory note from the Company in the aggregate principal amount of $33,750, for a purchase price of $30,375, after an original issue discount of $3,375. The Company paid legal and financing costs of $5,200. The Company used the net proceeds therefrom for general working capital purposes. The maturity date of the note was June 20, 2025 and was in default. The note bore interest at a rate of eight percent (8%) per annum, which may be increased to sixteen percent (16%) in the event of a default. The June 20, 2024 104 note along with accrued interest was fully converted in August 2025.

The principal and interest on the notes were convertible into shares of common stock of the Company at the option of 104 at any time following the issuance date of the notes (the “Conversion Shares”) at a price per share equal to 65% of the lowest closing trade price of the common stock during the ten (10) trading days prior to conversion (representing a discount of 35%). Notwithstanding the foregoing, such conversions were subject to a 4.99% beneficial ownership limitation and adjustments for mergers, consolidations, reorganizations and similar events set forth in the notes, other than a transfer or sale of all or substantially all Company assets. Pursuant to the notes, the Company was required to maintain an initial reserve of at least 500% of the number of conversion shares, subject to any increase of such reserved amount to reflect the Company’s obligations under the notes. The above 104 notes were treated as stock settled debt under ASC 480 and accordingly the Company recorded a total of $45,096 as a put premium during fiscal year 2024.

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

The 104 notes contained certain events of default, including failure to pay principal and interest when due, failure to timely issue the conversion shares, failure to maintain the listing of the common stock on at least one of the OTC markets (which specifically includes the quotation platforms maintained by the OTC Markets Group) or an equivalent replacement exchange, failure to comply with its reporting requirements with the U.S. Securities and Exchange Commission, a breach of certain covenants in the purchase agreement, default by the Company under any other note issued to the investor, as well as certain customary events of default set forth in the notes, including, among others, breach of covenants, representations or warranties, insolvency, bankruptcy, and liquidation. Upon an event of default, the notes became immediately due and payable by the Company. Upon the occurrence of any event of defaults, these notes were immediately due and payable in an amount equal to 150% default percentage multiplied by the sum of the outstanding principal balances plus accrued interest and default interest.

The Company recorded a total default penalty of $41,563 as additional principal as of June 30, 2025. The total principal amount outstanding and accrued interest under all of the above 104 notes was $124,688 including the default penalty and accrued interest of $9,093 as of June 30, 2025, following conversion of $625 of the principal balance and $4,000 accrued interest during fiscal year 2025.

The total principal amount outstanding and accrued interest under all of the above 104 notes was $0 as of June 30, 2026, following conversion of $124,688 of the principal balance and $8,819 accrued interest in August 2025. Accordingly, $44,760 of the put premium was released to additional paid in capital in respect to the 104 notes following the conversion of the principal balance.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

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

The maturity date of the Geebis note was June 15, 2025 and was in default. The Geebis note bore interest at a rate of 8% per annum, which interest may be paid by the Company to Geebis in shares of common stock but shall not be payable until the Geebis note became payable, whether at the Maturity Date or upon acceleration or by prepayment. The Geebis note was exchangeable for an equal aggregate principal amount of note of different authorized denominations, as requested by Geebis surrendering the same. The initial conversion price for the Geebis note was equal to $450 per share, provided that the fixed price will be reduced to $150 per share in the event that the market price of the common stock trades below $450 per share for five consecutive trading days. In the event of default, the conversion price shall be equal to the lowest trading price of the common stock on which the Company’s shares were then traded or any exchange upon which the common stock may be traded in the future.

June 12, 2025 Securities Purchase Agreement

On June 12, 2025, the Company entered into a securities purchase agreement with Geebis, pursuant to which Geebis purchased a convertible redeemable note from the Company in the aggregate principal amount of $25,000, such principal and the interest thereon were convertible into shares of the Company’s common stock at the option of Geebis. The Geebis note contained a $2,500 original issue discount. The Company used the net proceeds from the Geebis note for general working capital purposes. The initial conversion price for this note was equal to $125 per share, provided that the fixed price will be reduced to $100 per share in the event that the market price of the common stock trades below $75 per share for five consecutive trading days. In the event of default, the conversion price shall be equal to 65% of the lowest ten trading price of the common stock on which the Company’s shares are then traded or any exchange upon which the common stock may be traded in the future.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

In August 2025, the Company repaid $25,000 of the principal amount and accrued interest of $2,916. Additionally, the Company fully converted $14,000 of the principal balance and $1,423 accrued interest in August 2025. Consequently, the total principal outstanding and accrued interest under all of the above Geebis notes were $0 as of June 30, 2026.

As a result of the above debt extinguishments, the Company recorded a net gain on debt extinguishment of $133,071 for the year ended June 30, 2026.

Amortization of debt discounts

The Company recorded $12,350 and $244,000 of debt discounts related to the above note issuances during the years ended June 30, 2026 and 2025, respectively. The Company recorded $37,450 and $0 of put premiums related to the above note issuances during the years ended June 30, 2026 and 2025, respectively. The debt discounts are being amortized over the term of the debt and the put premiums are expensed on issuance of the debt with the liability released to additional paid in capital on conversion of the principal.

Amortization of all debt discounts for the years ended June 30, 2026 and 2025 was $210,076 and $303,563, respectively.

The Company reclassified $114,399 and $10,229 in put premiums to additional paid in capital following conversions during the years ended June 30, 2026 and 2025, respectively. Additionally, $37,450 of the put premium was recorded into gain on extinguishment of debt during the year ended June 30, 2026 following repayment of the principal balance.

NOTE 7 – INCOME TAXES

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, during the year ended June 30, 2026. The Company applied the guidance retrospectively to all periods presented. The adoption affected the Company’s income tax disclosures but did not have a material impact on its consolidated financial statements. The Company evaluated the provisions of the One Big Beautiful Bill Act (“OBBBA”) and determined that they did not have a material impact on the Company’s consolidated financial statements or related income tax disclosures. The Company follows ASC 740-10-10, under which an entity recognizes deferred tax assets and liabilities for future tax consequences or for events that were previously recognized in the Company’s financial statements or tax returns. The measurement of deferred tax assets and liabilities is based on enacted tax law provisions. The effects of future changes in tax laws or rates are not anticipated. Through June 30, 2010, the Company operated exclusively in Australia. The Company was wholly subject to Australian income tax laws and regulations, which are administered by the Australian Taxation Office for the years ended June 30, 2010 and all prior years.

On November 23, 2010, the Company was incorporated in the state of Delaware. In January 2011, the Company acquired all of the outstanding shares of Propanc PTY LTD on a one-for-one basis with Propanc PTY LTD becoming a wholly owned subsidiary of the Company. As a result of these transactions, the Company is subject to the income tax laws of both the United States and Australia for the years ended June 30, 2014 through June 30, 2026.

The reconciliation of income tax expense computed at the U.S. federal statutory rate of 21% to the income tax provision for the years ended June 30, 2026 and 2025 is as follows:

	Year Ended
	June 30, 2026%		June 30, 2025%
Loss before Income taxes	$(18,862,710)		$(58,923,300)

Taxes under statutory US tax rates	$(3,961,170)	21%	$(12,373,893)	21%
Increase (decrease) in valuation allowance	3,668,330	(19.4)%	12,383,827	(21)%
Foreign tax rate differential	(72,125)	0.4%	(54,939)	0.1%
Settlement expenses	67,200	(0.4)%	-	-
Foreign exchange revaluation of foreign NOLs	307,160	(1.7)%	-	-
Other	(17,630)	0.1%	92,571	(0.2)%
Prior period adjustment	-	-	(47,566)	0.1%
Other adjustments	8,235	0.0%	-	-
Income tax (expense) benefit	$-	0%	$-	0%

There were no tax benefit on its consolidated statement of operations and comprehensive income (loss) in both fiscal year 2026 and 2025.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities consist of the following:

	Year Ended
	June 30, 2026	June 30, 2025
Deferred tax assets
Warrant Derivative Liability	$486,514	$468,457
Accrued Expenses	624,997	614,493
Prepaid Investor Services	582,409	582,409
Non-cash interest	817,536	817,536
Intangibles (Intellectual Property and Patent Cost)	417,441	367,347
Deferred Rent	5,084	4,114
Formation Expense	6,553	6,553
Net Operating Loss carryforward	27,614,180	25,483,996
Gain on extinguishment of debt	11,440	102,604
Total Deferred tax assets	$30,566,154	$28,447,509

Deferred tax liabilities
Research and Development	$(202,718)	$(202,718)
Stock Based Compensation	(2,396,363)	(3,960,547)
Foreign Exchange Loss (OCI)	(39,379)	(39,379)
Capital Raising Costs	(413,245)	(398,746)
Total deferred tax liabilities	$(3,051,705)	$(4,601,390)

Net deferred tax assets	$27,514,449	$23,846,119
Valuation allowance	(27,514,449)	(23,846,119)
Net deferred tax assets	$-	$-

At June 30, 2026, the Company had U.S. net operating loss carry forwards of $96,782,863 that may be offset against future taxable income, subject to limitation under IRC Section 382. At June 30, 2026, the Company had Australia net operating loss carry forwards of $29,159,115 which can be carried forward without expiration. No tax benefit has been reported on the June 30, 2026 and 2025 consolidated financial statements due to the uncertainty surrounding the realizability of the benefit, based on a more likely than not criteria and in consideration of available positive and negative evidence.

The Company applied the “more-likely-than-not” recognition threshold to all tax positions taken or expected to be taken in a tax return, which resulted in no unrecognized tax benefits as of June 30, 2026 and 2025, respectively.

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

The Company’s policy is to record interest and penalties associated with unrecognized tax benefits as additional income taxes in the consolidated statement of operations. As of June 30, 2026, the Company had no unrecognized tax benefits. There were no changes in the Company’s unrecognized tax benefits during the years ended June 30, 2026 and 2025. The Company did not recognize any interest or penalties during fiscal 2026 or 2025 related to unrecognized tax benefits.

The income tax returns filed for the tax years from inception will be subject to examination by the relevant taxing authorities.

NOTE 8 – STOCKHOLDERS’ EQUITY

Reverse Stock Split

On August 7, 2024, the Company received written consent in lieu of a meeting by the holders of a majority of the voting power of the Company’s outstanding capital stock as of August 7, 2024 and the Company’s Board of Directors approving such actions as are necessary for the Company to proceed to and execute a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of one post-split share per sixty thousand pre-split shares (1:60,000) (the “January 2025 Reverse Stock Split”). The January 2025 Reverse Stock Split became effective as of January 29, 2025. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

In March 2026, the Company received written consent in lieu of a meeting by the holders of a majority of the voting power of the Company’s outstanding capital stock as of March 2026 and the Company’s Board of Directors approving such actions as are necessary for the Company to proceed to, and the Company accordingly intends to, effectuate and execute a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of one post-split share per twenty-five pre-split shares (1:25) (the “Reverse Stock Split”). The Reverse Stock Split became effective as of May 18, 2026. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans.

All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the reverse stock splits.

Preferred Stock

The total number of shares of preferred stock that the Company is authorized to issue is 1,500,005, $0.01 par value per share. These preferred shares have no rights to dividends, profit sharing or liquidation preferences, subject to any such rights provided for such shares in any certificate of designation filed by the Company with the State of Delaware.

Series A Preferred Stock

Of the total preferred shares authorized, 500,000 had been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation for the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on December 9, 2014. There were no shares of Series A Preferred Stock issued and outstanding as of June 30, 2026 and 2025 for both periods.

Series B Preferred Stock

Pursuant to a certificate of designation filed with the Secretary of State of the State of Delaware on June 16, 2015, five shares of preferred stock have been designated as Series B Preferred Stock, par value $0.01 per share, of the Company (“Series B Preferred Stock”). Each holder of shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of June 30, 2026 and 2025. Mr. Nathanielsz, the Company’s Chief Executive Officer, directly beneficially owns such one share of Series B Preferred Stock.

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued during fiscal year 2026 and 2025.

Convertible Series C Preferred Stock and Series C Warrants

On November 4, 2025 (the “Closing Date”), the Company completed a private placement pursuant to a Securities Purchase Agreement with Hexstone Capital LLC (“Hexstone”). At closing, Hexstone purchased 100 shares of Series C Preferred Stock (the “Initial Preferred Shares”), par value $0.01, with a stated value of $10,000 per share, for total gross proceeds of $1,000,099. The Company paid legal fees of $50,000 related to this private placement and was recorded as deemed dividend during the year ended June 30, 2026 due to the temporary equity classification as noted below. In connection with the transaction, the Company also issued warrants to purchase up to 9,900 additional shares of Series C Preferred Stock. Each warrant is exercisable for one share of Series C Preferred Stock at an exercise price of $10,000 per share (subject to equitable adjustments by the Company relating to stock-splits, reclassifications, combination, extraordinary distributions and similar events) and expires two years from issuance. The Series C Preferred Stock and warrants were issued in a private placement.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

At any time after the initial issuance date, each share of Series C Preferred Stock shall be convertible into shares of common stock of the Company by the holder thereof by dividing the stated amount of each share of Series C Preferred Stock of $10,000 by the conversion price. The conversion price shall be the lesser of the fixed conversion price of $125.00 per share or 85% (or 70% if the common stock is suspended from trading on or delisted from the principal market at any time after the initial issuance date (whether or not subsequently cured)), or, in the case of the Initial Preferred Shares) of the of the lowest trading price of the Common Stock during the period beginning on the day the holder sends a conversion notice to the Company and ending on the trading day on which the aggregate dollar volume of the Company’s common stock exceeds the product of the conversion amount set forth on the applicable conversion notice multiplied by seven (7) after the applicable holder receives the shares of common stock issuable upon conversion of the Series C Preferred Stock, subject to a five (5) trading day minimum (such period, the “Conversion Measuring Period”); provided, however, that each day on which (i) the Common Stock has been suspended for trading on all Eligible Markets, (ii) Conversion Shares cannot be sold by the Holder because of violation of Section 32 by the Company, or (iii) Conversion Shares are not delivered after the Share Delivery Deadline, that day’s dollar volume shall be excluded from the calculation of the total aggregate dollar volume of the Conversion Measuring Period. All such determinations to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock during such Conversion Measuring Period; provided further that in no event shall the Conversion Price be lower than the initial Floor Price of $12.50 subject to adjustment per the Board’s discretion. In February 2026, the floor price was adjusted to a new floor price of $1.25. In May 2026, the floor price was readjusted to $0.05 after the reverse stock split. As of June 30, 2026, the effective floor price is $0.05.

Subject to the limitations specified in the Certificate of Designation, holders of Series C Preferred Stock shall have the right to vote on all matters presented to the stockholders for approval together with the shares of Common Stock, voting together as a single class, on an “as converted” basis using the conversion price.

Upon any bankruptcy triggering event, the Company were to immediately redeem, in cash, each of the Series C Preferred Stock then outstanding at a redemption price equal to the applicable triggering event redemption price. Each of the Series C Preferred Stock subject to redemption by the Company were to be redeemed by the Company at a price equal to the greater of (i) the product of (A) the conversion amount to be redeemed multiplied by (B) the redemption premium of 110% and (ii) the product of (X) the conversion rate with respect to the conversion amount in effect multiplied by (Y) the product of (1) the redemption premium of 110% multiplied by (2) the VWAP of the Common Stock on any trading day during the period commencing on the date immediately preceding such triggering event and ending on the trading date prior to the date the Company makes the entire payment required to be made. On May 5, 2026, the Company filed a certificate of amendment of certificate of designations of Series C Convertible Preferred Stock whereby amongst other things, the Company removed the mandatory redemption upon any bankruptcy triggering event (the “May 5, 2026 Amended Series C Designation”).

Although the Series C Preferred Stock does not have a fixed maturity date and is not mandatorily redeemable on a specified date, the contingent mandatory redemption feature upon a bankruptcy triggering event was considered a conditional obligation to transfer assets outside the Company’s control. Accordingly, the Company determined that under ASC 480, the Series C Preferred Stock was initially treated as temporary equity until the May 5, 2026 Amended Series C Designation. Upon issuance of the Series C Preferred Stock, the Company allocated the fair value of $117,754 to the Series C Preferred and subsequent accretion to redemption value at issuance date. Accordingly, during the year ended June 30, 2026, the Company accreted $882,246 to redemption value along with the $50,000 in offering costs and was recorded as deemed dividend totaling $932,246 which was charged to additional paid in capital in the absence of retained earnings in the Company. On May 5, 2026, the date the Series C designation was amended, there were 100 shares of Series C Preferred Stock at that time with a redemption value of $1,000,000 and was reclassified from temporary equity to permanent equity.

Additionally, due to delayed filing and declaration of effectiveness relative to the deadlines defined in the Registration Rights Agreement in connection with this Securities Purchase Agreement, the Company accrued a registration rights penalty amounting to $6,000, which is payable in 100,000 shares of the Company’s common stock to Hexstone and was included in accrued expenses and other payables on the accompanying consolidated balance sheets as of June 30, 2026 and a corresponding other expense during the year ended June 30, 2026.

Series C Preferred Stock Conversions

In January 2026, the Company issued an aggregate of 183,655 shares of its common stock as a result of the conversion of 50 Initial Preferred Shares of the Series C Preferred stock during such period.

Between March 2026 and June 2026, the Company issued an aggregate of 452,489 shares of its common stock as a result of the conversion of 50 shares of Series C Preferred stock during such period.

In June 2026, the Company issued an aggregate of 323,856 shares of its common stock and recorded common stock issuable of 295,340 shares as a result of the conversion of 50 shares of Series C Preferred stock during such period. The common stock issuable of 295,340 shares were issued between July 2026 and August 2026.

In June 2026, the Company issued an aggregate of 408,451 shares of its common stock and recorded common stock issuable of 141,000 shares as a result of the conversion of 50 Initial Preferred Shares of Series C Preferred stock during such period. The common stock issuable of 141,000 shares were issued in July 2026.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

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

In April 2026, the Company issued 50 share of Series C preferred stock upon the exercise of 50 Series C Warrants with an exercise price of $10,000 per share and received aggregate gross proceeds of $500,000.

Accordingly, the fair value of the warrant liability on the date of exercise of $8,925 was reclassified into additional paid in capital during the year ended June 30, 2026.

In June 2026, the Company issued 150 shares of Series C preferred stock upon the exercise of 150 Series C Warrants with an exercise price of $10,000 per share and received aggregate gross proceeds of $1,500,000.

There were 200 shares of Series C Preferred Stock issued and outstanding as of June 30, 2026 with a redemption value amounted to $2,000,000.

Series C Warrants

The Company had previously accounted for the 9,900 warrants issued on November 4, 2025, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants did not meet the criteria for equity treatment and were recorded as a liability since the host instrument itself (Series C Preferred Stock) was classified as temporary equity.

The initial valuation of the 9,900 warrants was valued at $882,345 on November 4, 2025 and was recorded at fair value as of each reporting date with the change in fair value reported within other income in the accompanying consolidated statements of operations as “Change in fair value of warrant liability” until the warrants are exercised, expired or other facts and circumstances lead the warrant liability to be reclassified to stockholders’ equity which occurred on May 5, 2026 due to the May 5, 2026 Amended Series C Designation.

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

The key inputs for the warrant liability were as follows as of initial valuation on November 4, 2025:

Key Valuation Inputs
Expected term (years)	2.00
Annualized volatility	92.27%
Risk-free interest rate	3.58%
Series C Convertible Preferred Stock per Share Value	$1,177.54
Dividend yield	0.00%
Exercise price	$10,000.00

The key inputs for the warrant liability were as follows as of May 5, 2026 (date of reclassification of warrant liability into equity):

Key Valuation Inputs
Expected term (years)	1.50
Annualized volatility	115.07%
Risk-free interest rate	3.85%
Series C Convertible Preferred Stock per Share Value	$1,073.46
Dividend yield	0.00%
Exercise price	$10,000.00

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

Accordingly, the total fair value of the warrant liability on May 5, 2026 of $973,115 was reclassified into additional paid in capital during the year ended June 30, 2026.

Common Stock

Shares issued for cash

On August 14, 2025, the Company entered into an underwriting agreement with D. Boral Capital, LLC, as representative of the underwriters in connection with a public offering of the Company’s common stock. The Underwriting Agreement provided for the offer and sale of 40,000 shares of common stock at a price to the public of $100.00 per share (the “Offering”). In connection therewith, the Company agreed to issue to the representative, warrants to purchase 1,200 of shares of common stock at a price equal $100.00 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, from February 15, 2026 through August 15, 2030 and contains cashless exercise provision. The Company also granted the Underwriters an overallotment option for a period of 45 days to purchase up to an additional 6,000 shares of common stock which was not consummated. The Company paid underwriting commissions and offering expenses under the terms of the agreement of $535,000 in August 2025 upon closing of the Offering (see below).

On August 18, 2025, the Offering was completed. At the closing, the Company (i) sold 40,000 shares of Common Stock for total gross proceeds of $4,000,000, and (ii) issued the Representative’s Warrants. After deducting the underwriting commissions and offering expenses, the Company received net proceeds of approximately $3.3 million after deducting commissions and related offering expenses (including legal and accounting fees) of approximately $686,000 (“Total Offering Fees”). During the year ended June 30, 2026, deferred offering costs of $281,773 (included in the Total Offering Fees) were charged to additional paid-in capital upon the completion of the Offering.

Shares issued for conversion of convertible debt

From July 1, 2024 through March 2025, the Company issued an aggregate of 353 shares of its common stock at an average contractual conversion price of $300 as a result of the conversion of principal of $70,315, interest of $9,371 and conversion fees of $5,520 underlying certain outstanding convertible notes converted during the year.

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

From July 1, 2025 through September 30, 2025, the Company issued an aggregate of 7,799 shares of its common stock at an average contractual conversion price of approximately $44 as a result of the conversion of principal of $298,797, interest of $37,053 and conversion fees $4,906 underlying certain outstanding convertible notes converted during such period.

From October 1, 2025 through December 31, 2025, the Company issued an aggregate of 5,107 shares of its common stock at an average contractual conversion price of approximately $44 as a result of the conversion of principal of $76,000, interest of $4,441 and conversion fees $937 underlying certain outstanding convertible notes converted during such period.

In June 2026, the Company issued an aggregate of 67,832 shares of its common stock at an average contractual conversion price of approximately $0.90 as a result of the conversion of principal of $55,000, interest of $5,043 and conversion fees $937 underlying certain outstanding convertible notes converted during such period.

Included in the above conversion during the year ended June 30, 2026, were principal aggregate amount of convertible notes of $200,650, accrued interest of $20,003 and conversion fees of $3,280 containing bifurcated embedded conversion option derivatives were converted into common stock. Accordingly, the fair market value of the shares issued upon conversion was $444,258, resulting in a loss on extinguishment at the time of conversion of $220,325 and $390,182 of derivative liability fair value was recorded as a gain on extinguishment at the time of conversion, resulting in a net gain of $169,857 which is included in gain (loss) on extinguishment of debt in the accompanying consolidated statements of operations.

The Company reclassified $114,399 from put premium liabilities to additional paid in capital following conversions during the year ended June 30, 2026.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

Shares issued for conversion of Series C Preferred Stock

In January 2026, the Company issued an aggregate of 183,655 shares of its common stock as a result of the conversion of 50 shares of Series C Preferred stock during such period.

Between March 2026 and June 2026, the Company issued an aggregate of 452,489 shares of its common stock as a result of the conversion of 50 shares of Series C Preferred stock during such period.

In June 2026, the Company issued an aggregate of 323,856 shares of its common stock as a result of the conversion of 50 shares of Series C Preferred stock during such period.

In June 2026, the Company issued an aggregate of 408,451 shares of its common stock as a result of the conversion of 50 Initial Preferred Shares of Series C Preferred stock during such period.

Shares issued for services rendered

On August 12, 2024, the Company entered into a consulting agreement with two consultants to provide investor relation services from August 12, 2024 to October 12, 2024 for a total fee of $7,500 for each consultant. In August 2024, the Company issued an aggregate of 10 shares of common stock to the consultants related to this consulting agreement. Those shares were valued at approximately $1,500 per share or $15,000, being the closing price of the stock on the date of grant to such consultants. During the year ended June 30, 2025, the Company recorded stock-based compensation of $15,000.

On March 3, 2025, the Company issued an aggregate of 342,220 shares of common stock to certain officers, employees, directors and consultants for services rendered. Those shares were valued at approximately $150 per share or $51,333,000, being the closing price of the stock on the date of grant. During the year ended June 30, 2025, the Company recorded stock-based compensation of $51,333,000. On August 15, 2025, the Company and a consultant agreed to enter into a three-month consulting agreement to provide digital marketing related services for a monthly fee of $100,000 and a one-time payment of $300,000 upon signing this agreement.

On August 30, 2025, the Company amended this agreement whereby the Company agreed to provide additional compensation by issuing 20,000 shares of common stock every three months. The first issuance of shares occurred on September 1, 2025 and subsequent issuances shall occur on the first day of every three-month period thereafter. Except for the changes made in the amendment, all other terms and provisions of the original agreement shall remain unchanged and in full force and effect. These shares were valued at approximately $68 or $1,365,000, being the closing price of the stock on the date of grant. During the year ended June 30, 2026, the Company recorded stock-based compensation of $1,365,000.

On August 24, 2025, the Company incurred consulting fees of $43,748 for management advisory services rendered to a consultant. The Company agreed to issue 437 shares of shares of common stock to consultant. These shares were valued at approximately $100 or $43,748, being the closing price of the stock on the date of grant. During the year ended June 30, 2026, the Company recorded stock-based compensation of $43,748.

In October 2025, the Company issued an aggregate of 173 share of common stock for services rendered and to be rendered from September 25, 2025 to December 25, 2025 in connection with the Advisory agreement dated on September 25, 2025. These shares were valued at approximately $43 or $7,500, being the closing price of the stock on the date of grant. During the year ended June 30, 2026, the Company recorded stock-based compensation of $7,500.

In January 2026, the Company issued an aggregate of 593 shares of common stock for services rendered and to be rendered from December 26, 2025 to March 26, 2026 in connection with the Advisory agreement dated on September 25, 2025. These shares were valued at approximately $13 or $7,500, being the closing price of the stock on the date of grant. During the year ended June 30, 2026, the Company recorded stock-based compensation of $7,500.

On March 16, 2026, the Company issued an aggregate of 1,020,000 shares of common stock to certain officers, employees, directors and consultants for services rendered. Those shares were valued at approximately $3.50 per share or $3,570,000, being the closing price of the stock on the date of grant. During the year ended June 30, 2026, the Company recorded stock-based compensation of $3,570,000 related to such grant.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

Shares issued for prepaid services

Between January 9, 2025 and March 23, 2025, the Company issued an aggregate of 81,000 shares of fully vested, non-forfeitable common stock to various consultants for consulting, investor relations and business advisory services with service terms ranging from 6 months to three years. Those shares were valued at a weighted average price of approximately $300 (ranging from $175 to $375) or $23,881,110, being the closing prices of the stock on each respective date of grants. During the years ended June 30, 2026 and 2025, the Company recorded stock-based compensation of $8,498,492 and $4,621,230, respectively, related to this transaction.

On March 16, 2026, the Company issued an additional 300,000 shares of fully vested, non-forfeitable common stock to various consultants for consulting, investor relations and business advisory services related to existing 3-year consulting agreements dated between January 2025 and March 2025. Those shares were valued at approximately $3.50 per share or $1,050,000, being the closing price of the stock on the date of grant. At the date of grant, the Company recorded prepaid expense – current portion of $589,523 and prepaid expense – long-term portion of $460,477 to be amortized over the remaining terms of the respective agreements. During the year ended June 30, 2026, the Company recorded stock-based compensation of $8,498,492 related to this transaction.

At June 30, 2025, the Company recorded prepaid (stock based) expense – current portion of $8,334,046 and prepaid (stock based) expense – long-term portion of $10,925,835 to be amortized over the terms of the respective agreements. At June 30, 2026, the Company recorded prepaid (stock based) expense – current portion of $7,620,846 and prepaid (stock based) expense – long-term portion of $4,190,543 to be amortized over the terms of the respective agreements.

Shares issued in connection with Debt Exchange Agreements

Between January 5, 2025 and March 5, 2025, the Company issued an aggregate of 2,040 shares of common stock to certain vendors in exchange for payment of outstanding balance of accounts payable of $129,354 pursuant to debt exchange agreements. Those shares were valued at a weighted average price of approximately $225 (ranging from $175 to $325) or $437,500, being the closing prices of the stock on each respective date of grants. Common stock issuable of 310 shares shall be issued due to the reduced offering price provision as defined in the debt exchange agreement to such vendor. Accordingly, the fair market value of the shares issued and issuable was $468,500, resulting in a loss on extinguishment of debt at the time of exchange of $339,146 during the year ended June 30, 2025.

On January 23, 2025, the Company entered into a Debt Exchange with the former director and issued 1,200 shares of common stock in exchange for the total outstanding loan of $74,395. Those shares were valued at approximately $325 per share or $375,000, being the closing price of the stock on the date of grant to the former director. Accordingly, the fair market value of the shares issued was $375,000, resulting in a loss on extinguishment of debt at the time of exchange of $300,605 during the year ended June 30, 2025.

On February 5, 2025, the Company entered into debt exchange agreements with the two investors and issued an aggregate of 1,200 shares of common stock in exchange for the total outstanding loan including accrued interest of $86,248. Those shares were valued at $250 per share or $300,000, being the closing price of the stock on the date of grant to the two investors. Accordingly, the fair market value of the shares issued was $300,000, resulting in a loss on extinguishment of debt at the time of exchange of $213,752 during the year ended June 30, 2025.

On January 7, 2026, the Company entered into an Exchange Agreement with Crown Bridge (see Note 5) and issued 15,792 shares of common stock in exchange for the total outstanding loan balance of $65,280 and accrued interest of $60,484. Those shares were valued at approximately $13 per share or $200,000, being the closing price of the stock on the date of grant, resulting in a loss on extinguishment of debt at the time of exchange of $74,236.

Shares issued in connection with a Warrant Exchange Agreement

On March 3, 2025, the Company issued 36,000 shares of common stock to an investor in exchange for all the existing warrants (the “Warrant Exchange Warrants”) that included an alternate cashless exercise provision held by the investor pursuant to a Warrant Exchange Agreement. The fair value of the surrendered Exchange Warrants exceeded the fair value of the 36,000 shares of common stock issued. Accordingly, there was no deemed dividend recorded in connection with the Warrant Exchange Agreement. The fair value of the 36,000 shares of common stock issued was $150 per share or $5.4 million based on the quoted trading price on the exchange date.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

Restricted Stock Units

Pursuant to employment agreements dated in May 2019, the Company granted de minimis restricted stock unit (after the Reverse Stock Split) to the Company’s Chief Executive Officer and Chief Scientific Officer. Such restricted stock units are subject to vesting terms as defined in the employment agreements. Such restricted stock units were valued at the fair value of approximately $497,240 based on the quoted trading price on the date of grant. There were $248,620 unrecognized restricted stock units expense as of June 30, 2026 and 2025. A de minimis amount of unvested restricted stock units which are subject to various performance conditions have not yet been met and have not yet vested as of June 30, 2026 to which the above amount of $248,620 relates to.

Stock Options

On the Effective Date, the Company’s board of directors approved and adopted the Company’s 2019 Equity Incentive Plan (the “2019 Plan”), which reserves a total of nil share of the Company’s common stock for issuance under the 2019 Plan. Incentive awards authorized under the 2019 Plan include, but are not limited to, incentive stock options, non-qualified stock options, restricted stock awards and restricted stock units.

During the years ended June 30, 2026 and 2025, there were de minimis number of options after the Reverse Stock Split. During the years ended June 30, 2026 and 2025, the Company recognized stock-based compensation of $0 for both periods. There was $0 of unvested stock options expense as of June 30, 2026. No stock options were granted during the years ended June 30, 2026 and 2025.

Stock Warrants

The following table summarizes common stock warrant activity for the years ended June 30, 2026 and 2025:

		Weighted
	Number of	Average
	Warrants	Price Per Share
Outstanding at June 30, 2024	10	$31.00
Granted	-	-
Exercised	-	-
Cancelled*	-	-
Expired	-	-
Outstanding at June 30, 2025	10	$31.00
Granted – Common stock warrants	1,200	100.00
Granted – Series C preferred stock warrants	9,900	10,000.00
Exercised – Series C preferred stock warrants	(300)	10,000.00
Cancelled	-	-
Expired	-	-
Outstanding at June 30, 2026	10,810	$8,905.64

Exercisable at June 30, 2026	10,810	$8,905.64
Outstanding and Exercisable:

Weighted average remaining contractual term	1.66
Aggregate intrinsic value	$-

*	On March 3, 2025, the Company cancelled all the existing warrants (de minimis number of shares of Series A warrants, Series B warrants, and Series C warrants) held by an investor pursuant to a Warrant Exchange Agreement (see above).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

Repurchase Plan

On June 17, 2026, the Company entered into a common stock repurchase plan (the “Repurchase Plan”) with a broker. The Repurchase Plan provides for the repurchase of shares of the Company’s common stock in an aggregate amount of up to $5.0 million, subject to the terms, conditions and trading parameters specified in the Repurchase Plan. Repurchases under the Repurchase Plan may be made from time to time through open-market transactions and are subject to applicable securities laws, market conditions and the limitations set forth in the Repurchase Plan. The Repurchase Plan does not obligate the Company to repurchase any minimum number or dollar amount of shares. Unless terminated earlier in accordance with its terms, the Repurchase Plan will terminate on December 31, 2026, or upon the occurrence of certain other events specified in the Repurchase Plan. As of June 30, 2026, no shares of common stock had been repurchased under the Repurchase Plan (see Note 13).

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Legal Matters

On December 9, 2025, the Company was served with a complaint (the “Complaint”) filed in the Superior Court of the State Delaware by an investment firm (the “Investment Firm”). In the Complaint, the Investment Firm alleges breach of an engagement agreement dated August 3, 2025 (the “Engagement Agreement”) between the Company and the Investment Firm and argued that the Company owed the Investment Firm a $15,000 deal deposit fee for entering into the Engagement Agreement and a $250,000 break fee for not completing an equity financing with the Investment Firm. On January 15, 2026, the Company filed an answer to the Complaint with the Superior Court of the State of Delaware and intended to vigorously defend the action. Other than as described above, there is no other action, suit, or proceeding by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or our subsidiary, threatened against or affecting our Company, our Common Stock, our subsidiary or of our companies or our subsidiary’s officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

On June 30, 2026, the Company entered into a settlement agreement and release with the Investment Firm pursuant to which the both parties agreed to resolve the disputed claims above, in exchange for dismissal and complete release of all claims, the Company agrees to: (i) make a cash payment of $75,000 to the Investment Firm; and (ii) issue common shares to the Investment Firm shares which, on the date of issuance, have an aggregate value of $75,000 (the “Settlement Payment”) During the year ended June 30, 2026, the Company recorded $150,000 in settlement expenses. As of June 30, 2026, the Company recorded common stock issuable of 51,289 shares. In July 2026, the Company paid $75,000 and issued 51,289 shares of the Company’s common stock valued at $75,000.

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure on the June 30, 2026 and 2025 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

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

In March 2026, the Company entered into another two-year collaboration agreement with the University of Jaén and the University of Granada (the “Universities”) to provide certain research services to the Company. In consideration of such services, the Company agreed to pay the Universities for research services of approximately 100,000 Euros ($115,900 USD) in year one and 102,800 Euros ($119,145 USD) in year two, as well as, personnel compensation of approximately 80,000 Euros or $92,720 USD (40,000 Euros paid in February 2026, 20,000 Euros payable in December 2026, and 20,000 Euros in June 2027). In exchange for full ownership of the intellectual property, the Company agreed to pay royalties of 5% of net revenues to each University.

In consideration for the research services, the Company agreed to pay the Universities 202,800 Euros ($235,045 USD) payable as follows:

- 34,000 Euros ($39,406 USD) 3rd Month from date of execution in June 2026 (paid in April 2026),

- 41,800 Euros ($48,446 USD) in July 2026,

- 30,000 Euros ($34,770 USD) in September 2026,

- 40,000 Euros ($46,360 USD) in January 2027,

- 30,000 Euros ($34,770 USD) in May 2027, and

- 27,000 Euros ($31,293 USD) in September 2027.

As of June 30, 2026 and 2025, the Company has $0 and $51,468, respectively, balance due to the University for unreimbursed lab fees, which are included in accrued expenses and other liabilities in the accompanying consolidated balance sheets. As of June 30, 2026 and 2025, there are no royalty fees owed to the University.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

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

The Company will be responsible for and will pay all expenses relating to the offering as defined in the Agreement. Additionally, the Company will provide an expense advance (the “Advance”) to the Consultant of $50,000, of which $25,000 was payable upon the execution of the Agreement and $25,000 of which is payable upon the initial filing of a registration statement. The Company paid $25,000 in May 2024 which was recorded as deferred offering cost as of June 30, 2025. During the years ended June 30, 2026 and 2025, EF Hutton did not close any offering and the Company engaged another underwriter for an Offering that closed in August 2025.

On August 14, 2025, the Company entered into an underwriting agreement with D. Boral Capital, LLC, as representative (the “Representative”) of the underwriters (the “Underwriters”) in connection with a public offering of the Company’s common stock, par value $0.001 (the “Common Stock”). The Underwriting Agreement provides for the offer and sale of 40,000 shares of Common Stock at a price to the public of $100.00 per share (the “Offering”). In connection therewith, the Company agreed to issue to the Representative, warrants to purchase 1,200 of shares of common stock at a price equal $100.00 per share (the “Representative’s Warrants”). The Representative’s Warrants are exercisable at any time and from time to time, in whole or in part, from February 15, 2026 through August 15, 2030 and contain provisions for cashless exercise. The Company also granted the Underwriters an overallotment option for a period of 45 days to purchase up to an additional 6,000 shares of common stock. The Offering was made pursuant to a Registration Statement on Form S-1 and a related prospectus filed with the Securities and Exchange Commission (“SEC”), which was declared effective by the SEC on August 13, 2025. The Underwriting Agreement includes customary representations, warranties and covenants by the Company. It also provides that the Company will indemnify the Underwriters against certain liabilities, including liabilities under the Securities Act of 1933, as amended or contribute to payments the Underwriter may be required to make because of any of those liabilities. The Company accrued $115,000 for services rendered by the Underwriters as of June 30, 2025 which was recorded as deferred offering cost and no payment was made during the year ended June 30, 2025. The Company paid underwriting commissions and offering expenses of $535,000 in August 2025 upon closing of the Offering (see Note 8).

On January 23, 2026, the Company entered into a settlement agreement and release with the Representative pursuant to which the Company agreed that, during the 360-day period following the public offering (the “Lock-up Period”), it would not, without the prior consent of the Representative, offer or sell any securities or file any registration statement with the Commission relating to the offering of any shares (as defined in the Lock-up Agreement executed with the Representative). Under the terms of the settlement agreement, the Company agreed to pay the Representative an initial settlement amount of $50,000, as well as 4% of the gross proceeds received from any additional closings. During the year ended June 30, 2026, the Company paid $170,000 and has been recorded in settlement expenses.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

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

ROU is summarized below:

	June 30, 2026	June 30, 2025
Office lease	$68,339	$68,339
Less: accumulated amortization	(27,549)	(8,926)
Right-of-use asset, net	$40,790	$59,413

Operating Lease liabilities are summarized below:

	June 30, 2026	June 30, 2025
Office lease	$68,339	$68,339
Reduction of lease liability	(20,032)	(8,926)
Less: office lease, current portion	(24,489)	(17,664)
Long term portion of lease liability	$23,818	$41,749

Remaining future minimum lease payments under non-cancelable operating lease at June 30, 2026 are as follows:

Fiscal Year 2026- remainder	$7,041
Fiscal Year 2027	28,858
Fiscal Year 2028	25,042
Imputed interest	(7,350)
Total operating lease liability	$53,591

The weighted average remaining lease term for the operating lease is 1.77 years as of June 30, 2026.

NOTE 10 – RELATED PARTY TRANSACTIONS AND BALANCES

Lease Agreement

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease had a five-year term and provided for annual rental payments of $39,600 AUD or $28,325 USD, which includes $3,600 AUD or $2,575 USD of goods and service tax for total payments of $198,000 AUD or $141,629 USD during the term of the lease. Such lease expired in May 2021 and was renewed for another one-year term from May 2021 to May 2022. On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd. for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes. On May 4, 2025, the Company renewed for another one-year lease agreement with North Horizon Pty Ltd., a related party, for a monthly rent of $3,300 AUD or $2,127 USD (depending on exchange rate) per month plus taxes with an option to renew the lease for an additional two-year term (See Note 9). As of June 30, 2026 and 2025, total rent payable of $119,159 AUD ($82,363 USD) and $200,402 AUD ($131,684 USD), respectively, was included in accrued expenses in the accompanying consolidated balance sheet.

Rent expense under the lease was $40,932 and $26,560 during the years ended June 30, 2026 and 2025, respectively reflected as occupancy expenses in the accompanying consolidated statements of operations and comprehensive income (loss).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

Loans payable - Related Party

Since its inception, the Company has conducted transactions with its directors and entities related to such directors.

These transactions have included the following:

As of June 30, 2026 and 2025, the Company owed its former director a total of $0 and $29,759, respectively, related to expenses paid on behalf of the Company related to corporate startup costs and intellectual property. Additionally, as of June 30, 2026 and 2025, the Company owed its former director a total of $0 and $49,528, respectively, for money loaned to the Company, throughout the years. On January 23, 2025, the Company entered into a Debt Exchange with the former director and issued 1,200 shares of common stock in exchange for the total outstanding loans of $74,395 (see Note 4).

Loans payable - Related Party (see Note 5)

Between November 2023 and May 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $71,629. Additionally, in August 2024, the same affiliated institutional investor loaned the Company an amount of $85,000 AUD ($57,639 USD). These loans bear no interest and are payable on demand. The Company repaid $16,428 USD including additional interest expense of $4,805 USD on February 12, 2026. Additionally, the Company repaid $16,188 USD including interest expense of $4,793 USD on April 28, 2026.

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

Between November 2024 and December 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $15,000 AUD ($9,731 USD). These loans bear no interest and are payable on demand. The Company repaid $12,000 AUD ($7,774 USD) of this loan on August 19, 2025. The Company repaid the remaining balance of $3,000 AUD ($1,957 USD) including additional interest expense of $319 USD on February 12, 2026.

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

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

On July 5, 2023, the Company and an institutional investor affiliated with one of our directors, Josef Zelinger, entered into a letter agreement, pursuant to which such investor loaned the Company an aggregate of $230,000 AUD ($153,256 USD). Pursuant to such agreement, the term of such loan is three (3) years, ending on July 5, 2026, with an interest rate of 10% to be paid monthly in arrears. In connection with such loan, the Company issued 10 warrants to purchase common stock to such investor immediately exercisable at an initial exercise price of $15,000 per share (subject to certain adjustments such as stock dividend, stock splits, subsequent right offering and pro-rata distribution) with an expiry date of July 5, 2026 (see Note 5).

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

Total remaining balance of all the loans payable – related parties, net of discount amounted to $460,809 and $415,329 as of June 30, 2026 and 2025, respectively. The total principal outstanding under loan payable – long term - related party, net of discount, was $0 and $105,627 as of June 30, 2026 and 2025 (see Note 5).

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

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, was a non-executive, part-time employee of the Company since October 2015. Effective October 17, 2025, Mr. Nathanielsz’s wife, Sylvia Nathanielsz, became the finance and operations manager of the Company. Consequently, Mrs. Nathanielsz’s annual salary increased from $120,000 AUD to $150,000 AUD ($103,680 USD) and is entitled to customary benefits.

On August 12, 2021, the Board approved a bonus of $177,840 USD. A total of $221,890 AUD ($166,418 USD) in payments were made against the bonuses during the year ended June 30, 2021 resulting in a remaining balance of $422,610 AUD ($316,957 USD) bonus payable as of June 30, 2021 which was included in accrued expenses in the accompanying consolidated balance sheet. On August 12, 2021, pursuant to the Cancellation Agreement, Mr. Nathanielsz agreed to cancel $177,840 of the bonus payable in exchange for 4 shares of the Company’s Common Stock. On August 1, 2022, the Board approved a bonus of $140,000 AUD or $96,810 USD. A total of $25,000 AUD ($16,070 USD) in payments were made in respect of the bonuses during fiscal year 2024. In January 2024, the Board approved a bonus of $150,000 AUD or $102,195 USD. In June 2025, the Board approved a bonus of $198,000 AUD or $130,106 USD resulting in a remaining balance of $415,540 AUD ($273,051 USD) bonus payable as of June 30, 2025 which was included in accrued expenses in the accompanying consolidated balance sheet. Total bonus payments of $172,939 AUD ($115,247 USD) were made during the year June 30, 2026. In fiscal year 2026, the Board approved a bonus of $330,000 AUD or $228,096 USD resulting in a remaining balance of $572,664 AUD ($395,825 USD) bonus payable as of June 30, 2026 which was included in accrued expenses in the accompanying consolidated balance sheet.

Amended and Restated Employment Agreement

On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Mr. Nathanielsz for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD ($309,313 USD). Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase a de minimis share of common stock (the “Nathanielsz Options”), de minimis restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and an additional de minimis restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Board on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. The Nathanielsz Options and Additional Nathanielsz RSU’s are subject to vesting periods pursuant to the Employment Agreement. There are de minimis vested options and restricted stock units that are considered issuable as of June 30, 2026 and 2025.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

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

Amended and Restated Employment Agreement

On May 14, 2019, the Company entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s former Chief Scientific Officer and director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD ($41,580 USD). In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase a de minimis share of common stock (the “Kenyon Options”), a de minimis restricted stock units of the Company (the “Initial Kenyon RSUs”), and an additional de minimis restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan. The Kenyon Options have a term of 10 years from the date of grant. The Kenyon Options and Additional Kenyon RSU’s are subject to vesting periods pursuant to the Services Agreement. There are de minimis vested options and restricted stock units that are considered issuable as of June 30, 2026 and 2025.

Starting October 1, 2025, the Company agreed to pay Dr. Kenyon an annual director’s fee of $45,000 USD. Effective February 20, 2026, Dr. Kenyon retired and stepped down from the board of directors of the Company. Dr. Kenyon will remain a medical advisor to the Company. That same day, the board filled the vacancy left by Dr. Kenyon and appointed Dr. Ralf Brant to serve on the board.

As of June 30, 2026 and 2025, total accrued salaries of $202,000 AUD ($139,622 USD) and $202,000 AUD ($132,734 USD), respectively, were included in accrued expenses in the accompanying consolidated balance sheets.

Consulting and Professional Fees Paid To Related parties

During the year ended June 30, 2026, the Company paid development consulting fees amounting to $125,563 AUD ($85,019 USD) to an affiliated company owned by one of the Company’s directors, Dr. Brant, who was appointed in February 2026. Additionally, as of June 30, 2026, the Company recorded accounts payable of $13,310 AUD ($9,200 USD) due to Dr. Brant.

During the year ended June 30, 2026, the Company paid accounting fees amounting to $12,481 USD to an affiliated company whose managing director is one of the Company’s directors, Mr. Joseph Himy, who was appointed in August 2025. The Company’s Chief Financial Officer, Ms. Jeannine Zimmerman, also currently works in the same affiliated company.

During the year ended June 30, 2026, the Company paid accounting fees amounting to $37,850 AUD ($25,628 USD) to an affiliated company owned by one of the Company’s directors, Mr. Carlo Campiciano, who was appointed in July 2026.

Employee Benefit Liability

As of June 30, 2026 and 2025, total employee benefit liability of $754,038 and $667,901, respectively, consist of unpaid or unused annual leave and long service leave by Mr. Nathanielsz and Sylvia Nathanielsz, as reflected in the accompanying consolidated balance sheets.

Intercompany Loans

All intercompany loans were made by the parent to the Company’s subsidiary, Propanc PTY LTD, none of which has been repaid as of June 30, 2026. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment on the consolidated balance sheet as accumulated other comprehensive income.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

NOTE 11 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through June 30, 2026.

During the year ended June 30, 2025, the Company primarily relied on funding from five convertible debt lenders and received net proceeds after deductions of $46,200 for original issue discounts and debt issue costs from each of the five lenders of $160,000, $180,000, $125,000, $245,640 and $98,060, respectively, which represents approximately 18%, 20%, 14%, 28% and 11%, respectively, of total proceeds received by the Company during fiscal 2025.

During the year ended June 30, 2026 the Company primarily relied on funding from one convertible and two non-convertible debt lenders and received net proceeds after deductions of $19,850 for original issue discounts and debt issue costs from each of the three lenders of $100,000, $75,000, and $78,249, respectively which represents approximately 39%, 30% and 31%, respectively of total proceeds received by the Company during fiscal 2026.

Receivable Concentration

As of June 30, 2026 and 2025, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

In July 2020, a world-first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 85 granted, allowed, or accepted patents and 4 provisional patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

Further patent applications are expected to be filed to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer.

Foreign Operations

As of June 30, 2026 and 2025, the Company’s operations are based in Camberwell, Australia; however, the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales, for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of June 30, 2026 and 2025, there has been no activity within this entity.

NOTE 12 - DERIVATIVE FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS

Derivative Financial Instruments:

The Company applies the provisions of ASC 815-40, Contracts in Entity’s Own Equity, under which convertible instruments and warrants, which contain terms that protect holders from declines in the stock price (reset provisions), may not be exempt from derivative accounting treatment. As a result, warrants and embedded conversion options in convertible debt are recorded as a liability and are revalued at fair value at each reporting date. If the fair value of the warrants exceeds the face value of the related debt, the excess is recorded as change in fair value in operations on the issuance date. The Company had $0 and $291,650 (9 notes) of convertible debt, which were treated as derivative instruments outstanding at June 30, 2026 and 2025, respectively.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

The Company calculates the estimated fair values of the liabilities for derivative instruments using the Binomial Trees Method. The closing price of the Company’s common stock at June 30, 2026 was $1.50 per share. The volatility, expected remaining term, and risk-free interest rates used to estimate the fair value of derivative liabilities at June 30, 2026 and 2025 are indicated in the table that follows. The expected term is equal to the remaining term of the warrants or convertible instruments and the risk-free rate is based upon rates for treasury securities with the same term.

Convertible Debt

	Initial Valuations (on new derivative instruments entered into during the year ended June 30, 2026)	Initial Valuations (on new derivative instruments entered into during the year ended June 30, 2025)
Volatility	-	344-414%
Expected remaining term	-	0.66-1.00
Risk-free interest rate	-	4.21-4.29%
Expected dividend yield	None	None

	June 30, 2026	June 30, 2025
Volatility	-	413.55%
Expected remaining term	-	0.01 - 0.95
Risk-free interest rate	-	4.21 – 4.45%
Expected dividend yield	None	None

The Company measures and reports at fair value the liability for derivative instruments. The fair value liabilities for price adjustable warrants and embedded conversion options have been recorded as determined utilizing the Binomial Trees model. The following tables summarize the Company’s financial assets and liabilities measured at fair value on a recurring basis As of June 30, 2026 and 2025:

	Balance at June 30, 2026	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Warrant liability	$—	$—	$—	$—
Embedded conversion option liabilities	—	—	—	—
Total	$—	$—	$—	$—

	Balance at June 30, 2025	Quoted Prices in Active Markets for Identical Assets	Significant Other Observable Inputs	Significant Unobservable Inputs
		(Level 1)	(Level 2)	(Level 3)
Embedded conversion option liabilities	$403,892	$—	$—	$403,892
Total	$403,892	$—	$—	$403,892

PROPANC BIOPHARMA, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS June 30, 2026 and 2025

The following is a roll forward for the years ended June 30, 2026 and 2025 of the fair value liability of price adjustable derivative instruments:

Fair Value of
Liability for
Derivative
Instruments
Balance at June 30, 2024	$133,886
Initial fair value of embedded conversion option derivative liability recorded as debt discount	222,500
Initial fair value of embedded conversion option derivative liability recorded as derivative expense	333,596
Gain on debt extinguishment	(73,640)
Change in fair value included in statements of operations	(212,450)
Balance at June 30, 2025	403,892
Gain on debt extinguishment	(390,183)
Change in fair value included in statements of operations	(13,709)
Balance at June 30, 2026	$-

The following table sets forth a summary of the changes in the fair value of the Level 3 warrant liability for the year ended June 30, 2026:

Warrant Liability
Fair value as of June 30, 2025	$-
Initial fair value of warrant liability upon issuance	882,345
Reclassification into equity upon conversions	(8,925)
Reclassification into equity upon amendment of Series C designation	(973,115)
Change in fair value of warrant liability	99,695
Fair value as of June 30, 2026	$—

NOTE 13 – SUBSEQUENT EVENTS

Shares issued for conversion of Series C Preferred stock

Between July 2026 and August 2026, the Company issued a total of 436,340 shares of common stock for common stock issuable as of June 30, 2026 which relates to conversion of shares of Series C Preferred stock (see Note 8).

In August 2026, the Company issued an aggregate of 2,204,660 shares of its common stock as a result of the conversion of 150 shares of Series C Preferred stock.

In September 2026, the Company issued an aggregate of 328,000 shares of its common stock as a result of the conversion of 50 shares of Series C Preferred stock.

Shares issued for exercise of Series C Warrants

On August 4, 2026, the Company received aggregate gross proceeds of $500,000 from the exercise of approximately 50 Series C Warrants with an exercise price of $10,000 per share and issued 50 shares of Series C preferred stock.

On August 31, 2026, the Company received aggregate gross proceeds of $1,500,000 from the exercise of approximately 150 Series C Warrants with an exercise price of $10,000 per share and issued 50 shares of Series C preferred stock.

Settlement Payment

In July 2026, the Company paid $75,000 and issued 51,289 shares of the Company’s common stock valued at $75,000 pursuant to the settlement agreement and release with the Investment Firm (see Note 9).

Repurchase Plan

Between July 2026 and August 2026, the Company repurchased 320,031 shares of its common stock under the Repurchase Plan for an aggregate purchase price of approximately $500,000, at an average purchase price of $1.56 per share. The shares repurchased are recorded as treasury stock at cost and presented as a reduction of stockholders’ equity in the Company’s consolidated balance sheets.

Shares issued for services

On July 24, 2026, the Company issued an aggregate of 3,500,000 shares of common stock to certain officers, an employee, directors and consultants for services rendered in July 2026. Those shares were valued at approximately $1.37 per share or $4,795,000, being the closing price of the stock on the date of grant.

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

At the end of the period covered by this Annual Report on Form 10-K, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2026 the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to the material weaknesses in financial reporting as discussed below.

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

We carried out an evaluation, under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our internal controls over financial reporting as of June 30, 2026. Based on this assessment, management believes that, as of June 30, 2026, we did not maintain effective internal control over financial reporting based on the criteria established in the “Internal Integrated Framework” issued by COSO in 2013 due to certain material weaknesses in its internal controls.

Material Weaknesses and Corrective Actions

In connection with the audit of our financial statements for the fiscal year ended June 30, 2026, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). The PCAOB defines a material weakness as a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A deficiency in internal control exists when the design or operation of a control does not allow management or employees, in the normal course of performing their assigned functions, to prevent or detect misstatements on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at June 30, 2026:

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

We plan to take several actions to correct these material weaknesses including, but not limited to, adding experienced accounting and financial personnel and retaining third-party consultants to review our internal controls and recommend improvements. We have also defined the chief financial officer’s role as full-time as the next step in building our accounting department. We will need to take additional measures to fully mitigate these issues, and the measures we have taken, and expect to take, to improve our internal controls may not be sufficient to (1) address the issues identified, (2) ensure that our internal controls are effective or (3) ensure that the identified material weakness or other material weaknesses will not result in a material misstatement of our annual or interim financial statements. In addition, other material weaknesses may be identified in the future. If we are unable to correct deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC will be adversely affected. This failure could negatively affect the market price and trading liquidity of our Common Stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties, and generally materially and adversely impact our business and financial condition.

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of the year ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

Rule 10b5-1 Trading Arrangements

During the fiscal year ending June 30, 2026, to the Company’s knowledge, none of the Company’s directors or officers (as defined in Exchange Act Rule 16a-1(f)) adopted or terminated a “Rule 10b5–1 trading arrangement” or a “non-Rule 10b5–1 trading arrangement,” each as defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdiction That Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table sets forth certain information regarding our current executive officers and directors as of September 23, 2026:

Name	Age	Position
James Nathanielsz	52	Chief Executive Officer, Director
Jeaninne Zimmerman	48	Chief Financial Officer
Dr. Ralf Brandt	63	Director
Josef Zelinger	74	Independent Director
Joseph Himy	56	Independent Director
Carlo Campiciano	72	Independent Director

The following is a biographical summary of the experience of each of our executive officers and directors:

James Nathanielsz has served as Chief Executive Officer and director of our Company since its inception, and has served as our Chief Financial Officer since December 2020. He also has served as a director and Chief Executive Officer of Propanc PTY LTD, our Australian subsidiary, since October 2007. From July 2006 until October 2007, Mr. Nathanielsz served as the New Products Manager of Biota Holdings Limited, an anti-infective drug development company in Australia. He holds no other public directorships and has not held any others during the previous five years.

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

Jeaninne Zimmerman was appointed as Chief Financial Officer on August 13, 2025. Ms. Zimmerman graduated from St. Jospeh’s College with a Bachelor of Science degree in accounting. She began her business career at SEC Solutions Group, LLP, which specialized in providing public companies with assistance with their SEC filing requirements where she assisted on all phases of the public filings, including audit and review preparation, internal control and SOX 404 testing, financial statement analysis and review, and audit documentation maintenance. Following that, Ms. Zimmerman joined two different public and not-for-profit accounting firms, where she worked with a variety of clients including real estate, school districts, manufacturing, distribution, logistics, waste management, and communications. She has vast experience with small and large organizations, with an extensive knowledge of the Accounting Standards Codification.

Dr. Ralf Brandt is a pharmaceutical and oncology research executive with over thirty years of experience in drug discovery, oncology, angiogenesis, and pre-clinical development. He has held senior leadership roles including CEO and Founder of vivoPharm Pty Ltd and vivoPharm Global Pty Ltd, President Discovery at CGIX and VYANT Bio Inc., and executive positions at Novartis and Bionomics Ltd. Dr. Brandt has advanced more than 50 compounds to clinical studies by generating and presenting non-clinical data to client and/or regulatory bodies, holds five international patents, and authored 27 peer-reviewed publications and several book chapters. He is an expert in in-vivo and in-vitro pharmacology, cell biology, animal model development, GLP compliance, and translational research, and serves on several scientific advisory boards globally including Propanc Biopharma Inc. He earned his PhD in Biochemistry from the Max-Delbrück Center for Molecular Medicine, Berlin, and has received multiple awards including the prestigious Fogarty Fellowship (NIH, USA).

Josef Zelinger has served as a director of our Company since December 2020. He holds no other public directorships and has not held any others during the previous five years.

He is a Certified Practicing Accountant with 45 years of experience in tax, auditing, finance, investment and management consulting. Mr. Zelinger also has significant expertise in property management and import/export businesses and he currently serves as a director of Aggro Investments Pty Ltd, an Australian private company specializing in industrial property rentals, where he provides tax and accounting services as a sole trader. Mr. Zelinger commenced his career as an accountant at L.M. Stanton & Partners - Chartered Accountants, subsequently joining Caston Pty Ltd in 1980, a steel manufacturer, as chief financial officer, and as a director, where he served in such roles until 1983.

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

He began his financial career with the big four accounting firm Deloitte & Touche where he was promoted to audit manager within the banking and broker dealer business unit. As Vyteris Inc.’s Chief Financial Officer and member of its management team, Mr. Himy supervised the preparation of financial statements, developed corporate-wide business strategies, was a member of Vyteris’ business development team, and managed the company’s relationships with its bankers, board of directors and investors. As a member of Vyteris business development team, Mr. Himy acquired the licenses for complementary drug delivery technologies, introduced Vyteris to an international pharmaceutical to evaluate its infertility technology and was involved in the due diligence and analysis of acquiring other drug delivery technologies. Mr. Himy previously held the position of manager of financial reporting at LeCroy Corporation, where he was responsible for implementation of Sarbanes Oxley 404, corporate governance and regulatory compliance in addition to treasury operations and investor relations. Before that, Mr. Himy directed the rapid expansion of Delta Three, Inc.’s foreign subsidiary from 5 to 75 employees in his capacity there as Financial Manager.

Currently, Mr. Himy is the managing director of the CFO Squad. The CFO Squad is a financial and business advisory firm providing outsourced CFO advisory and regulatory consulting services private and public companies. The CFO Squad services include a wide scope of accounting functions including, SEC services, advisory board services, tax advisory services, management consulting services, regulatory consulting, infrastructure development, internal control evaluations and retainer CFO assignments, etc.

Our board of directors has concluded that Mr. Himy is well-qualified to serve on our board of directors due to his experience as a principal financial officer with diverse companies and his other relevant qualifications, skills and perspectives based upon his professional experience.

Carlo Campiciano

Mr. Campiciano is a qualified accountant and member of the Institute of Public Accountants in Australia, and has extensive business experience in taxation, finance operations, planning and financial strategy. Mr. Campiciano obtained a Master of Entrepreneurship and Innovation from Swinburne University of Technology, Graduate Diploma in Computing from Monash University Caulfield (formerly Caulfield Institute of Technology) as well as a Bachelor of Business (Accounting) from RMIT University and Certificate in Corporate Governance from the Governance Institute. Mr. Campiciano also holds US GAAP certification. Mr. Campiciano has been the CFO and Company Secretary of MedAdvisor Limited, a company listed on the Australian Securities Exchange (ASX). Mr. Campiciano was part of the foundation team that launched MedAdvisor in 2012 and since its launch has been key in raising several rounds of capital, as well as the company’s listing on the ASX in December 2015. As part of the executive team of MedAdvisor, Mr. Campiciano has been instrumental in the strategic and operational development of the business, which included seeing MedAdvisor expand its operations to be a market leader in Australia as well as establishing the business in the USA and Asia. Additionally, Mr. Campiciano spent twelve years lecturing in venture finance in the Masters of Entrepreneurship and Innovation program at the Swinburne Graduate School of Entrepreneurship.

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

Director Independence

Our board of directors has reviewed the independence of our directors and has determined that Josef Zelinger, Joseph Himy and Carlo Campiciano qualify as independent directors pursuant to applicable SEC rules and regulations and pursuant to NASDAQ Rule 5605. In making this determination, our board of directors considered the relationships that such director has with us and all other facts and circumstances that our board of directors deemed relevant in determining each director’s independence.

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

As of September 23, 2026, the members of our Scientific Advisory Board were:

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

Board Leadership Structure and Risk Oversight

The Board oversees our business and considers the risks associated with our business strategy and decisions. The Board currently implements its risk oversight function as a whole. As such, it is important for us to have our Chief Executive Officer serve on the Board as he plays key roles in the risk oversight of our Company. Each of the Board committees, when established prior to the effectiveness of the registration statement of which this prospectus is a part, will also provide risk oversight in respect of its areas of concentration and report material risks to the Board for further consideration.

Board Committees

The Board has established the following three standing committees: audit committee (the “Audit Committee”); compensation committee (the “Compensation Committee”); and nominating and governance committee (the “Nominating Committee”). Our independent directors, once appointed, will serve on each committee. Our Board will adopt written charters for each of these committees. Upon consummation of this offering, copies of the charters will be available on our website at www.propanc.com. Our Board may establish other committees as it deems necessary or appropriate from time to time.

The Board may create committees to delegate certain powers to act on behalf of the Board, provided the Board passes a resolution indicating such creation or delegation. The Board may delegate to a committee the power to appoint directors to fill vacancies on the Board. The creation or appointment of a committee does not relieve the Board or its members from their standard of care

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

The Board has affirmatively determined that each member of the Audit Committee meets the additional independence criteria applicable to audit committee members under SEC rules and Nasdaq listing rules. Effective upon the completion of this offering the Board will adopt a written charter setting forth the authority and responsibilities of the Audit Committee. The Board will affirmatively determined that each member of the Audit Committee is financially literate, and that it has a member who meets the qualifications of an Audit Committee financial expert under the rules promulgated by the SEC.

The Audit Committee consists of Josef Zelinger, Joseph Himy and Carlo Campiciano and Josef Zelinger will chair the Audit Committee. We believe that, after consummation of this offering, the functioning of the Audit Committee will comply with the applicable requirements of the rules and regulations of the Nasdaq listing rules and the SEC.

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

Effective upon the completion of this offering, the Board will adopt a written charter setting forth the authority and responsibilities of the Compensation Committee.

The Compensation Committee consists of Josef Zelinger, Joseph Himy and Carlo Campiciano. Josef Zelinger will chair the Compensation Committee. The Board has affirmatively determined that each member of the Compensation Committee meets the independence criteria applicable to compensation committee members under SEC rules and Nasdaq listing rules. The Company believes that, after the consummation of the offering, the composition of the Compensation Committee will meet the requirements for independence under, and the functioning of such Compensation Committee will comply with, any applicable requirements of the rules and regulations of Nasdaq listing rules and the SEC.

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

Effective upon completion of this offering, the Board will adopt a written charter setting forth the authority and responsibilities of the Nominating and Corporate Governance Committee.

The Nominating and Corporate Governance Committee consists of Josef Zelinger, Joseph Himy and Carlo Campiciano. Josef Zelinger will chair the Nominating and Corporate Governance Committee. The Board has determined that each member of the Nominating and Corporate Governance Committee is independent within the meaning of the independent director guidelines of Nasdaq listing rules.

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

During the fiscal year ended June 30, 2026, we do not believe any reports were required to be filed by such persons pursuant to Section 16(a).

Item 11. Executive Compensation.

The following table sets forth the compensation paid or accrued by us to our Executive Officers for the fiscal years ended June 30, 2026 and 2025.

Summary Compensation Table

	Year	Salary ($) (2)	Bonus ($)		Option and Stock Awards ($)		All Other Compensation ($)		Total ($)
James Nathanielsz (1)	2025	$394,200	$130,086	(3)	$18,000,000	(4)	$39,446	(5)	$18,563,732
Chief Executive Officer and Chief Financial Officer	2026	$414,720	$228,096	(3)	$980,000	(4)	$67,624	(5)	$1,690,440
Jeannine Zimmerman (1)	2025	$-	$-		$-		$-		$-
Chief Financial Officer	2026	$33,750	$-		$280,000	(4)	$-		$313,750

(1)	For purposes of the information included in this “Executive Compensation” section, including the table above, the conversion rates as of June 30, 2026 and 2025, $0.6912 and $0.6570, respectively, were used to convert dollar amounts from AUD to USD. Mr. Nathanielsz served as Chief Financial Officer until August 13, 2025. Ms. Jeaninne Zimmerman was appointed as Chief Financial Officer on August 13, 2025.

(2)	Under the Nathanielsz Employment Agreement (as defined below), Mr. Nathanielsz received a gross annual salary of $400,000 AUD ($309,313 USD) per year effective February 1, 2018 as approved by the board of directors. Mr. Nathanielsz has also accrued unused annual and long service leave in the amounts of $997,199 AUD ($689,264 USD) and $934,185 AUD ($613,853 USD) for the fiscal years ended June 30, 2026 and 2025, respectively, which are included in the total above. On August 1, 2022, the board of directors approved an increase of Mr. Nathanielsz’s annual base salary from $400,000 AUD ($309,313 USD) to $600,000 AUD ($414,900 USD), effective July 1, 2022. Effective October 1, 2025, the Board approved an annual salary of $45,000 to the Chief Financial Officer, Ms. Zimmerman.

(3)	In June 2025, the Board approved a bonus of $198,000 AUD or $130,086 USD. In August 2026, the Board approved a bonus of $330,000 AUD or $228,096 USD for FY 2026.
(4)	In March 2025, the Board approved stock issuance of 120,000 shares of common stock valued at $18,000,000 USD to Mr. Nathanielsz. In March 2026, the Board approved stock issuance of 280,000 shares of common stock valued at $980,000 USD to Mr. Nathanielsz. In March 2026, the Board approved stock issuance of 80,000 shares of common stock valued at $280,000 USD to Ms. Zimmerman.

(5)	Under the Nathanielsz Employment Agreement, Mr. Nathanielsz receives an 12.0% contribution to a pension of which he is the beneficiary and amounted to $60,415 USD and $30,222 USD for the years ended June 30, 2026 and 2025, respectively. In addition, pursuant to the Nathanielsz Employment Agreement, we may make a monthly payment to cover the costs relating to Mr. Nathanielsz use of a vehicle and certain fringe benefits. For the fiscal years ended June 30, 2026 and 2025, $7,209 USD and $9,224 USD, respectively, was paid to Mr. Nathanielsz for use of a vehicle.

Narrative to Summary Compensation Table

Employment Agreement with James Nathanielsz

The Company and Mr. Nathanielsz entered into an employment agreement as of May 14, 2019 (the “Nathanielsz Employment Agreement”) setting forth the terms and conditions of Mr. Nathanielsz employment as the Company’s President and Chief Executive Officer. The Nathanielsz Employment Agreement also contemplates that Mr. Nathanielsz serves as a member of the board of directors.

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

Amended and Restated Services Agreement with Julian Kenyon

On May 14, 2019, the Company entered into an Amended and Restated Services Agreement (the “Services Agreement”) with Dr. Kenyon, the Company’s former Chief Scientific Officer and a director, for a term of three years, subject to automatic one-year renewals, at an annual salary of $54,000 AUD ($41,580 USD). In connection with the execution of the Services Agreement, Dr. Kenyon was designated as an executive officer of the Company and assumed a more active executive role with the Company. Pursuant to the Services Agreement, Dr. Kenyon was granted options to purchase de minimis shares of Common Stock (the “Kenyon Options”), with an exercise price per share of $6,375,000,000,000 (100% of the closing market price of the Common Stock on May 14, 2019, the date of approval of such grant by the board of directors), (ii) de minimis restricted stock units of the Company (the “Initial Kenyon RSUs”), and (iii) an additional de minimis restricted stock units of the Company (the “Additional Kenyon RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan (as defined below) approved by the Company’s board of directors on the effective date of the Services Agreement. The Kenyon Options have a term of 10 years from the date of grant. One third of the Kenyon Options vest every successive one-year anniversary following such effective date, provided, that on each such vesting date Dr. Kenyon is employed by the Company and subject to the other provisions of the Services Agreement. The Initial Kenyon RSUs vest on the one-year anniversary of such effective date, subject to Dr. Kenyon’s continued employment with the Company through such vesting date. The Additional Kenyon RSUs vest as follows, subject to Dr. Kenyon’s continued employment with the Company through the applicable vesting date: (i) de minimis of the Additional Kenyon RSUs vest upon the Company submitting the CTA for PRP for the Study (as defined in the Services Agreement) in an applicable jurisdiction to be selected by the Company, (ii) de minimis of the Additional Kenyon RSUs vest upon the Company completing an equity financing in the amount of at least $4,000,000 in gross proceeds, (iii) de minimis of the Additional Kenyon RSUs vest upon the shares of Common Stock being listed on a senior stock exchange (New York Stock Exchange, NYSE American, or the Nasdaq Stock Market), and (iv) the remaining of the Additional Kenyon RSUs vest upon the Company enrolling its first patient in the Study. Each vested Kenyon RSU will be settled by delivery to Mr. Kenyon of one share of Common Stock and/or the fair market value of one share of Common Stock in cash, at the sole discretion of the board of directors and subject to the 2019 Plan, on the first to occur of: (i) the date of a Change of Control (as defined in the Services Agreement), (ii) the date that is ten business days following the vesting of such Kenyon RSU, (iii) the date of Dr. Kenyon’s death or Disability (as defined in the Services Agreement), and (iv) Dr. Kenyon’s employment being terminated either by the Company without Cause or by Dr. Kenyon for Good Reason (as each term is defined in the Services Agreement). In the event of a Change of Control, 50% of any unvested portion of the Kenyon Options and the Kenyon RSUs vest immediately prior to such event. The Kenyon Options and Additional Kenyon RSU’s are subject to vesting periods pursuant to the Services Agreement. There are de minimis amount of vested options and vested restricted stock unit that are considered issuable as of June 30, 2026 and 2025.

Effective February 20, 2026, Dr. Julian Kenyon retired and stepped down from the Board of Directors of the Company to focus on his personal and family life. Dr. Kenyon will remain a medical advisor to the Company. That same day, the Board filled the vacancy left by Dr. Kenyon and appointed Dr. Ralf Brant to serve on the Board until his removal or resignation.

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

No awards or any shares of our Common Stock were issued during the fiscal year 2026 under the 2019 Plan.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information with respect to grants of plan-based awards for the fiscal year ended June 30, 2026 to the Named Executive Officer. Except as set forth below, all of the outstanding equity awards granted to our Named Executive Officer were fully vested as of June 30, 2026.

	Option awards			Stock awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares, Units or Other Rights That Have Not Vested (#)	Market Value or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
James Nathanielsz (1)	0.00000003	-	$7,012,500,000,000	May 13, 2029	0.00000003	165,747
Julian Kenyon (2)	0.000000013	-	$6,375,000,000,000	May 13, 2029	0.000000013	82,873

(1)	On May 14, 2019, the board of directors granted Mr. Nathanielsz an option to purchase 0.00000003 shares of Common Stock at an exercise price of $7,012,500,000,000 per share and 0.00000003 performance-based restricted stock units. The fair value of such options and restricted stock units at the grant date was $165,747 and $331,493, respectively. 0.00000003 of such restricted stock units vested on May 14, 2020 and the balance is subject to performance conditions.

(2)	On May 14, 2019, the board of directors granted Mr. Kenyon an option to purchase 0.000000013 shares of Common Stock at an exercise price of $6,375,000,000,000 per share and 0.00000013 performance-based restricted stock units. The fair value of such options and restricted stock units at the grant date was $82,873 and $165,747, respectively. 0.000000013 of such restricted stock units vested on May 14, 2020 and the balance is subject to performance conditions.

Director Compensation for the Fiscal Year Ended June 30, 2026

Name	Fees earned or paid in cash ($)		Option and Stock Awards ($)		All Other Compensation ($)	Total ($)
Julian Kenyon (1)	$14,956	(2)	$-		$-	$14,956
Dr. Ralf Brandt (3)	$28,125	(4)	$280,000	(5)	$-	$308,125
Josef Zelinger (3)	$45,000	(4)	$280,000	(5)	$-	$325,000
Joseph Himy (3)	$33,750	(4)	$280,000	(5)	$-	$313,750
Annie VanBroekhoven(3)	$33,750	(4)	$280,000	(5)	$-	$313,750

(1)	For purposes of the information included in the table, the conversion rate as of June 30, 2026, $0.6912 was used to convert amounts from AUD to USD.

(2)

Effective May 2019, Dr. Kenyon received gross monthly compensation of $4,500 AUD or $3,264 USD per month for his services as a director of our Company. Effective February 20, 2026, Dr. Julian Kenyon retired and stepped down from the Board of Directors of the Company to focus on his personal and family life. Dr. Kenyon will remain a medical advisor to the Company. That same day, the Board filled the vacancy left by Dr. Kenyon and appointed Dr. Ralf Brant to serve on the Board until his removal or resignation.

(3)

Mr. Zelinger, Mr. Himy and Ms. VanBroekhoven were appointed as Directors on August 13, 2025. Mr. Brandt was appointed as Director on February 20, 2026. In July 2026, Ms. VanBroekhoven resigned as a Director.

(4)

Effective October 1, 2025, the Board approved annual salaries of $45,000 to Independent and Non-independent Directors and $60,000 for Audit, Compensation and Nominating or Corporate Governance Committee Chairman.

(5)	In March 2026, the Board approved stock issuances of 80,000 shares of common stock valued at $280,000 USD to each directors.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following sets forth information as of September 23, 2026 regarding the number of shares of our Common Stock and Series B Preferred Stock beneficially owned by (i) each person that we know beneficially owns more than 5% of our outstanding Common Stock and Series B Preferred Stock, (ii) each of our directors and named executive officer and (iii) all of our directors and named executive officers as a group.

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

	Common Stock Beneficially Owned		Series B Preferred Stock Beneficially Owned
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Class(1)	Number of Shares Beneficially Owned	Percentage of Class(2)

Directors and Executive Officers:

James Nathanielsz(3)	522,004	8.25%	1	100%

Dr. Ralf Brandt	80,301	1.27%	0	0%

Josef Zelinger(4)	160,006	2.53%	0	0%

Joseph Himy(5)	82,000	1.30%	0	0%

Carlo Campiciano	0	0.0%	0	0%

Jeannine Kingsley	82,000	1.30%	0	0%

All directors and executive officers, as a group (6 persons)	844,311	13.34%	1	100%

(1)	Applicable percentages are based on 6,331,116 shares of our Common Stock outstanding as of September 23, 2026.

(2)	Each holder of shares of Series B Preferred Stock is entitled to votes equivalent to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote.

(3)	Includes (i) 5 shares of our Common Stock owned held by North Horizon Pty Ltd., which is the trustee of the Nathanielsz Family Trust. Mr. Nathanielsz has investing and dispositive power and a pecuniary interest in such shares held by such trust. In addition, such ownership includes (ii) 0.00000003 vested stock options for the purchase of up to 0.00000003 shares of our Common Stock, (iii) 0.00000003 vested restricted stock units and 32,000 shares of Common Stock held by Mrs. Nathanielsz, the spouse of Mr. Nathanielsz, as to which shares Mr. Nathanielsz disclaims beneficial ownership.

(4)	Beneficial ownership includes (i) 10 shares of Common Stock issuable upon exercise of a Common Stock purchase warrant held by Aggro Investments Pty Ltd, which Mr. Zelinger wholly owns and controls, which is subject to a 4.99% beneficial ownership limitation providing that a holder of such warrant will not have the right to exercise any portion thereof if the holder, together with its affiliates, would beneficially own in excess of 4.99% or 9.99%, as applicable, of the Common Stock outstanding, provided that upon at least 61 days’ prior notice to us, the holder may increase or decrease such limitation up to a maximum of 9.99% of the shares of Common Stock outstanding. The principal business address of Aggro Investments Pty Ltd is 9 Seymour Road, Elsternwick, Victoria, Australia, 3185.

(5)	Includes 82,000 shares held by The CFO Squad as nominee for Joesph Himy. Mr. Himy has investing and dispositive power and a pecuniary interest in such shares held by The CFO Squad.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The following includes a summary of transactions since July 1, 2025 to which we have been a party, in which the amount involved in the transaction the lesser of (i) $120,000 or (ii) one percent (1%) of the average of the Company’s total assets at year-end for the last two fiscal years, and in which any of our directors, executive officers or, to our knowledge, beneficial owners of more than 5% of our capital stock or any member of the immediate family of any of the foregoing persons had or will have a direct or indirect material interest, other than equity and other compensation, termination, change in control and other arrangements, which are described above under “Item 11. Executive Compensation.”

As of June 30, 2026 and 2025, the Company owed its former director a total of $0 for both periods, related to expenses paid on behalf of the Company related to corporate startup costs, intellectual property and for money loaned to the Company, throughout the years. On January 23, 2025, the Company entered into a Debt Exchange with the former director and issued 1,200 shares of common stock in exchange for the total outstanding loans of $74,395.

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

Between November 2024 and December 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $15,000 AUD ($9,731 USD). These loans bear no interest and are payable on demand. The Company repaid $12,000 AUD of this loan on August 19, 2025. In September 2025, the Company agreed to pay interest of 12% per annum beginning from the funding date of these loans. The Company repaid the remaining balance of $$3,000 AUD ($1,957 USD) including additional interest expense of $319 USD on February 12, 2026.

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

The Company repaid certain related party loans issued between November 2023 and May 2024 amounting $16,428 USD including additional interest expense of $4,805 USD on February 12, 2026. Additionally, the Company repaid $16,188 USD including interest expense of $4,793 USD on April 28, 2026.

During the year ended June 30, 2026, the Company paid development consulting fees amounting to $125,563 AUD ($85,019 USD) to an affiliated company owned by one of the Company’s directors, Dr. Brant, who was appointed in February 2026. Additionally, as of June 30, 2026, the Company recorded accounts payable of $13,310 AUD ($9,200 USD) due to Dr. Brant.

During the year ended June 30, 2026, the Company paid accounting fees amounting to $12,481 USD to an affiliated company whose managing director is one of the Company’s directors, Mr. Joseph Himy, who was appointed in August 2025. The Company’s Chief Financial Officer, Ms. Jeannine Zimmerman, also currently works in the same affiliated company.

During the year ended June 30, 2026, the Company paid accounting fees amounting to $37,850 AUD ($25,628 USD) to an affiliated company owned by one of the Company’s directors, Mr. Carlo Campiciano, who was appointed in July 2026.

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

Director Independence

Our board of directors has reviewed the independence of our directors and has determined that Josef Zelinger, Joseph Himy and Carlo Campiciano qualify as independent directors pursuant to applicable SEC rules and regulations. In making this determination, our board of directors considered the relationships that such director has with us and all other facts and circumstances that our board of directors deemed relevant in determining each director’s independence.

Item 14. Principal Accounting Fees and Services.

The Company’s Board of Directors reviews and approves audit and permissible non-audit services performed by its independent registered public accounting firm, as well as the fees charged for such services. In its review of non-audit service and its appointment of Salberg & Company, P.A. as our independent registered public accounting firm, the Board considered whether the provision of such services is compatible with maintaining independence. All of the services provided, and fees charged by Salberg & Company, P.A. in fiscal years ended June 30, 2026 and 2025 were approved by the Board of Directors. The following table shows the fees for the fiscal years ended June 30, 2026 and 2025:

	2026	2025
Audit Fees (1)	$71,500	$66,500
Audit Related Fees (2)	$25,500	$32,700
Tax Fees (3)	$-	$-
All Other Fees	$-	$-
Total	$97,000	$99,200

(1)	Audit fees - these fees relate to the audit of our annual consolidated financial statements and the review of our interim quarterly consolidated financial statements.
(2)	Audit related fees - these fees relate primarily to the auditors’ review of our registration statements and audit related consulting.
(3)	Tax fees - no fees of this sort were billed by Salberg & Company P.A., our principal accountant during 2026 and 2025 fiscal years.

All Other Fees

We did not incur any other fees related to services rendered by our independent registered public accounting firm for the fiscal years ended June 30, 2026 and 2025.

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

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) Exhibits

Exhibit
Number	Description

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on June 23, 2011).

3.3	Certificate of Amendment to the Certificate of Incorporation of the Company, dated November 11, 2014 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

3.4	Certificate of Amendment to the Certificate of Incorporation of the Company, dated July 9, 2015 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

3.5	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.1 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.6	Certificate of Amendment to the Certificate of Incorporation of the Company, dated April 20, 2017 (incorporated by reference to Exhibit 3.1.2 to the Company’s Current Report on Form 8-K filed on April 26, 2017).

3.7	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of January 23, 2018 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 26, 2018).

3.8	Certificate of Amendment, dated as of June 7, 2019 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.9	Certificate of Correction, dated as of June 10, 2019 (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on June 21, 2019).

3.10	Certificate of Amendment, dated as of March 13, 2019 (incorporated by reference to Exhibit 3.10 to the Company’s Form S-1/A filed on August 13, 2020).

3.11	Certificate of Amendment to the Certificate of Incorporation of the Company, dated as of November 17, 2020 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on November 19, 2020).

3.12	Certificate of Amendment to Certificate of Incorporation, dated July 6, 2022 (incorporated by reference to Exhibit 3.1 to the Company Current Report on From 8-K filed on July 11, 2022)

3.13	Certificate of Designation of Series A Preferred Stock of the Company, dated December 2, 2014 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on December 16, 2014).

3.14	Certificate of Designation of Series B Preferred Stock of the Company, dated June 16, 2015 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 15, 2015).

3.15	Certificate of Retirement of Series A Preferred Stock of the Company, dated March 15, 2023 (incorporated by reference to Exhibit 3.15 to the Company Current Report on Form 8-K filed on March 17, 2023).

3.16	Certificate of Amendment to the Certificate of Incorporation of the Company, dated May 1, 2023 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 5, 2023).

4.1	Common Stock Purchase Warrant for the purchase of up to 450,000 shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.2	Common Stock Purchase Warrant for the purchase of up to 300,000 shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.3	Common Stock Purchase Warrant for the purchase of up to 225,000 shares of the Company’s Common Stock (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on September 9, 2019).

4.4	Form of Convertible Promissory Note (incorporated by reference to Exhibit 4.55 to the Company’s Annual Report on Form 10-K filed on October 15, 2019)

4.5	Form of Prefunded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.6	Form of Series A Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.7	Form of Series B Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.8	Form of Series C Warrant (incorporated by reference to Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 3, 2020)

4.9	Form of Convertible Redeemable Promissory Note, dated October 1, 2019 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated October 8, 2019)

4.10	10% Convertible Promissory Note, dated December 7, 2021, issued by the Company to One44 Capital LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated December 13, 2021)

4.11	8% Convertible Promissory Note, dated March 7, 2022, issued by the Company to Sixth Street Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated March 10, 2022)

4.12	10% Convertible Promissory Note, dated March 29, 2022, issued by the Company to One44 Capital LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K April 1, 2022)

4.13	8% Convertible Promissory Note, dated April 12, 2022, issued by the Company to Sixth Street Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 18, 2022)

4.14	8% Convertible Promissory Note, dated May 12, 2022, issued by the Company to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated May 18, 2022)

4.15	8% Convertible Promissory Note, dated June 30, 2022, issued by the Company to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated July 7, 2022)

4.16	8% Convertible Redeemable Promissory Note, dated August 12, 2022, issued by the Company to GS Capital Partners LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 18, 2022)

4.17	10% Convertible Note, dated August 15, 1022, issued by the Company to One44 Capital LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 18, 2022)

4.18	8% Convertible Redeemable Note, dated September 21, 2022, issued by the Company to GS Capital Partners, LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated September 26, 2022)

4.19	10% Convertible Redeemable Note, dated February 14, 2023, issued by the Company to ONE44 Capital LLC (incorporated by reference to Exhibit 4.20 to the Company’s Current Report on Form 8-K dated February 21, 2023)

4.20	8% Convertible Promissory Note, dated June 29, 2023, issued to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated June 29, 2023)

4.21	Form of Warrant dated July 5, 2023, issued to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated June 29, 2023)

4.22	8% Convertible Promissory Note, dated July 19, 2023, issued to 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 8, 2023).

4.23	10% Original Issue Discount Promissory Note, dated August 15, 2023, issued to a Lender (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 21, 2023)

4.24	8% Convertible Promissory Note, dated August 16, 2023, issued to an Investor (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated August 21, 2023)

4.25	8% Convertible Redeemable Note, dated August 23, 2023 issued to an Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated August 29, 2023)

4.26	Convertible Promissory Note dated April 15, 2025, issued to an Investor (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K dated April 21, 2025).

4.27	Promissory Note dated March 25, 2025, issued to an Investor (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K dated April 21, 2025).

10.1	Debt Settlement Agreement between the Company and James Nathanielsz, dated February 4, 2015 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.2	Debt Settlement Agreement between the Company and Julian Kenyon, dated February 4, 2015 (incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q filed on February 17, 2015).

10.3	Employment Agreement entered into as of February 25, 2015 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.4	Director Agreement entered into as of February 25, 2015 by and between Julian Kenyon and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 filed on March 25, 2016).

10.5	Form of Scientific Advisory Board Member Agreement, incorporated by reference to Exhibit 10.12 to the Registration Statement on Form S-1 filed on March 25, 2016.

10.6	Amendment No. 1 to Employment Agreement entered into as of April 14, 2016 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.9 to the Company’s Quarterly Report on Form 10-Q filed on May 16, 2016).

10.7	Amendment No. 2 to Employment Agreement entered into as of September 25, 2017 by and between James Nathanielsz and the Company (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed on September 28, 2017).

10.8	Amended and Restated Employment Agreement, dated as of May 14, 2019, by and between the James Nathanielsz and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.9	Amended and Restated Services Agreement, by and between Julian Kenyon and the Company, dated as of May 19, 2019 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.10	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.11	Director Agreement by and between Josef Zelinger and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 30, 2020).

10.12	Amended and Restated Director Agreement by and between Josef Zelinger and the Company, dated August 12, 2021 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.13	Cancellation Agreement by and between James Nathanielsz and the Company, dated August 12, 2021 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.14	Cancellation Agreement by and between Julian Kenyon and the Company, dated August 12, 2021 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on August 18, 2021).

10.15	Manufacturing Services Agreement by and between Q-Biologicals NV (now Amatsigroup NV) and the Company, dated August 12, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.16	Quality Assurance Agreement by and between Q-Biologicals NV (now Amatsigroup NV) and the Company dated August 12, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 23, 2016).

10.27	Propanc Biopharma, Inc.’s 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 15, 2019).

10.28	Form of Securities Purchase Agreement, dated October 1, 2019 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 8, 2019)

10.29	Securities Purchase Agreement, dated December 7, 2021, by and between the Company and One44 Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 13, 2021)

10.30	Securities Purchase Agreement, dated March 7, 2022, by and between the Company and Sixth Street Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated March 10, 2022)

10.31	Securities Purchase Agreement, dated March 29, 2022, by and between the Company and One44 Capital LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 1, 2022)

10.32	Securities Purchase Agreement, dated April 12, 2022, by and between the Company and Sixth Street Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 18, 2022)

10.34	Securities Purchase Agreement, dated May 12, 2022, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated May 18, 2022)

10.35	Securities Purchase Agreement, dated June 30, 2022, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 7, 2022)

10.36	Securities Purchase Agreement, dated August 12, 2022, by and between the Company and GS Capital Partners LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 18, 2022)

10.37	Securities Purchase Agreement, dated August 15, 2022, by and between the Company and ONE44 Capital LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated August 18, 2022)

10.38	Securities Purchase Agreement, dated September 21, 2022, by and between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated September 26, 2022)

10.39	Amended and Restated Employment Agreement, by and between the Company and James Nathanielsz, dated October 26, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated November 1, 2022)

10.40	Securities Purchase Agreement, dated February 14, 2023, by and between the Company and ONE44 Capital LLC (incorporated by reference to Exhibit 10.41 to the Company’s Current Report on Form 8-K dated February 21, 2023)

10.41	Securities Purchase Agreement dated November 3, 2022, by and between the Company and Coventry Enterprises, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 15, 2023).

10.42	Common Stock Purchase Agreement, dated November 3, 2022, by and between the Company and Coventry Enterprises, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated May 15, 2023)

10.43	Registration Rights Agreement, dated November 3, 2022, by and between the Company and the Coventry Enterprises, LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated May 15, 2023)

10.44	Warrant Agreement, dated March 8, 2023, by and between the Company and Ionic Ventures, LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K dated May 15, 2023)

10.45	Securities Purchase Agreement, dated as of June 29, 2023, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated June 29, 2023)

10.46	July Loan Agreement, dated July 5, 2023, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated June 29, 2023)

10.47	Equity Line Agreement, dated July 20, 2023, by and between the Company and Dutchess Capital Growth Fund L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated July 26, 2023)

10.48	Registration Rights Agreement, dated July 20, 2023, by and between the Company and Dutchess Capital Growth Fund L.P. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated July 26, 2023)

10.49	Securities Purchase Agreement, dated as of July 19, 2023, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 8, 2023)

10.50	Securities Purchase Agreement, dated as of August 16, 2023, by and between the Company and an Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 80K dated August 21, 2023)

10.51	Securities Purchase Agreement, dated as of August 23, 2023, by and between the Company and an Investor (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated August 29, 2023)

10.52	Consulting Agreement dated February 18, 2025 by and between the Company and Gregory Harrison (incorporated by reference to Exhibit 10.52 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on March 31, 2025)

10.53	Services Agreement dated January 9, 2025 by and between the Company and Ross Silver (incorporated by reference to Exhibit 10.53 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on March 31, 2025)

10.54	Services Agreement dated February 28, 2025 by and between the Company and Brunson Chandler & Jones, PLLC (incorporated by reference to Exhibit 10.54 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on March 31, 2025)

10.55	Services Agreement dated January 9, 2025 by and between the Company and Krista Rash (incorporated by reference to Exhibit 10.55 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on March 31, 2025)

10.56	Services Agreement dated January 13, 2025 by and between the Company and Howard Isaacs and Richard Cavalli (incorporated by reference to Exhibit 10.56 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on March 31, 2025)

10.57	Advisory Agreement dated November 20, 2020 by and between the Company and Exchange Listing, LLC (incorporated by reference to Exhibit 10.57 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on March 31, 2025)

10.58	Services Agreement dated February 10, 2025 by and between the Company and Enzyme Supplies Limited (incorporated by reference to Exhibit 10.58 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on March 31, 2025)

10.59	Services Agreement dated February 2, 2025 by and between the Company and Dr. Ralf Brandt (incorporated by reference to Exhibit 10.59 to the Company’s Registration Statement on Form S-1, as amended, filed with the SEC on March 31, 2025)

10.60	Securities Purchase Agreement, dated as of April 15, 2025, by and between the Company and GS Capital Partners, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated April 21, 2025).

10.61	Securities Purchase Agreement, dated as of March 25, 2025, by and between the Company and 1800 Diagonal Lending LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K dated April 21, 2025).

10.62	Loan Agreement dated April 13, 2025 by and between the Company and Aggro Investments Pty Ltd. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K dated April 21, 2025).

31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101. INS*	Inline XBRL Instance Document.

101. SCH*	Inline XBRL Taxonomy Extension Schema Document.

101. CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101. DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101. PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: September 25, 2026	By:	/s/ James Nathanielsz
James Nathanielsz
Chief Executive Officer,
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ James Nathanielsz	Chief Executive Office and Director	September 25, 2026
James Nathanielsz	(Principal Executive Officer)

/s/ Jeannine Zimmerman	Chief Financial Officer	September 25, 2026
Jeannine Zimmerman	(Principal Financial Officer)

/s/ Ralf Brandt	Director	September 25, 2026
Ralf Brandt

/s/ Josef Zelinger	Director	September 25, 2026
Josef Zelinger

/s/ Joseph Himy	Director	September 25, 2026
Joseph Himy

/s/ Carlo Campiciano	Director	September 25, 2026
Carlo Campiciano

