Form 10-Q
period 2026-09-30
Propanc Biopharma, Inc.
filed 2026-11-13
CIK 1517681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of November 12, 2026, there were 1,048,247 shares of the registrant’s common stock, $0.001 par value per share, issued and outstanding.

PROPANC BIOPHARMA INC.

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim condensed consolidated financial statements of Propanc Biopharma, Inc. are included in this Quarterly Report on Form 10-Q:

INDEX TO FINANCIAL STATEMENTS

Page
Condensed Consolidated Balance Sheets at September 30, 2026 (unaudited) and June 30, 2026	F-2

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three months ended September 30, 2026 and 2025 (unaudited)	F-3

Condensed Consolidated Statements of Changes in Stockholders’ Equity for each of the three months in the periods ended September 30, 2026 and 2025 (unaudited)	F-4

Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2026 and 2025 (unaudited)	F-5

Notes to the Condensed Consolidated Financial Statements (unaudited)	F-6

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2026	June 30, 2026
	(Unaudited)
ASSETS

CURRENT ASSETS:
Cash	$258,366	$832,006
GST tax receivable	12,359	13,694
Prepaid expenses - current portion	7,674,443	7,661,967
Other current assets	52,926	34,923

TOTAL CURRENT ASSETS	7,998,094	8,542,590

Prepaid expenses - long-term portion	2,287,540	4,190,543
Security deposit - related party	2,085	2,074
Operating lease right-of-use assets, net - related party	34,986	40,790
Property and equipment, net	4,030	3,915

TOTAL ASSETS	$10,326,735	$12,779,912

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable	$1,162,623	$1,131,429
Accrued expenses and other payables	797,031	855,350
Accrued interest	118,927	128,318
Loans payable - related parties, net of discount	364,801	460,809
Operating lease liability - related party, current portion	25,731	24,489
Employee benefit liability	770,910	754,038

TOTAL CURRENT LIABILITIES	3,240,023	3,354,433

NON-CURRENT LIABILITIES:
Operating lease liability - long-term portion - related party	17,010	23,818

TOTAL NON-CURRENT LIABILITIES	17,010	23,818

TOTAL LIABILITIES	$3,257,033	$3,378,251

Commitments and Contingencies (See Note 6)

STOCKHOLDERS’ EQUITY:
Preferred stock, 1,500,005 shares authorized, $0.01 par value:
Series A preferred stock, $0.01 par value; 500,000 shares previously authorized; 0 shares issued and outstanding as of September 30, 2026 and June 30, 2026	$-	$-
Series B preferred stock, $0.01 par value; 5 shares authorized; 1 share issued and outstanding as of September 30, 2026 and June 30, 2026	-	-
Series C preferred stock, $0.01 par value, $10,000 stated value; 9,900 shares designated and authorized, 150 (liquidation value of $1,500,000) and 200 (liquidation value of $2,000,000) shares issued and outstanding at September 30, 2026 and June 30, 2026, respectively	2	2
Common stock, $0.001 par value; 10,000,000,000 shares authorized; 983,260 and 331,083 shares issued and outstanding as of September 30, 2026 and June 30, 2026, respectively	983	331
Common stock issuable (65,003 and 48,793 shares as of September 30, 2026 and June 30, 2026, respectively)	65	49
Additional paid-in capital	159,550,063	152,755,731
Accumulated other comprehensive income	1,136,679	1,176,255
Accumulated deficit	(153,072,389)	(144,484,230)
Treasury stock ($0.001 share)	(545,701)	(46,477)

TOTAL STOCKHOLDERS’ EQUITY	7,069,702	9,401,661

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$10,326,735	$12,779,912

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

	For the three months ended September 30,
	2026	2025

REVENUE
Revenue	$-	$-

OPERATING EXPENSES
Administration expenses	182,728	137,341
Compensation and related taxes	2,244,382	110,002
Professional and consulting expenses	5,678,233	4,351,231
Occupancy expenses - related party	9,523	14,789
Research and development	457,677	60,201
TOTAL OPERATING EXPENSES	8,572,543	4,673,564

LOSS FROM OPERATIONS	(8,572,543)	(4,673,564)

OTHER INCOME (EXPENSE)
Interest expense	(18,244)	(305,649)
Interest income	31	19
Change in fair value of derivative liabilities	-	(19,706)
Other income	4,024	-
Settlement expense	(20,000)	-
Gain on extinguishment of debt, net	-	195,861
Foreign currency transaction gain (loss)	18,573	(34,699)
TOTAL OTHER EXPENSE, NET	(15,616)	(164,174)

LOSS BEFORE TAXES	(8,588,159)	(4,837,738)

Tax benefit	-	-

NET LOSS	$(8,588,159)	$(4,837,738)

BASIC AND DILUTED NET LOSS PER SHARE	$(12.22)	$(98.08)

BASIC AND DILUTED WEIGHTED AVERAGE SHARES OUTSTANDING	702,966	49,326

NET LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(8,588,159)	$(4,837,738)

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized foreign currency translation gain (loss)	(39,576)	17,044

TOTAL OTHER COMPREHENSIVE INCOME (LOSS)	(39,576)	17,044

TOTAL COMPREHENSIVE LOSS	$(8,627,735)	$(4,820,694)

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(Unaudited)

	Preferred Stock						Common		Common Stock				Accumulated		Total
	Series A		Series B		Series C		Stock		Issuable		Additional		Other		Stockholders'
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Equity

Balance at June 30, 2025	-	$-	1	$-	-	$-	46,447	$46	31	$-	$138,255,226	$(125,621,520)	$1,318,917	$(46,477)	$13,906,192

Issuance of common stock for conversion of convertible debt, conversion fee and accrued interest	-	-	-	-	-	-	780	1	-	-	438,063	-	-	-	438,064

Issuance of common stock for cash	-	-	-	-	-	-	4,000	4	-	-	3,314,454	-	-	-	3,314,458

Common stock issuable for services and prepaid services	-	-	-	-	-	-	-	-	2,044	2	1,408,746	-	-	-	1,408,748

Reclassification of put premium upon debt conversion and repayment	-	-	-	-	-	-	-	-	-	-	114,399	-	-	-	114,399

Foreign currency translation gain	-	-	-	-	-	-	-	-	-	-	-	-	17,044	-	17,044

Net loss for the three months ended September 30, 2025	-	-	-	-	-	-	-	-	-	-	-	(4,837,738)	-	-	(4,837,738)

Balance at September 30, 2025	-	$-	1	$-	-	$-	51,227	$51	2,075	$2	$143,530,888	$(130,459,258)	$1,335,961	$(46,477)	$14,361,167

	Preferred Stock						Common		Common Stock				Accumulated		Total
	Series A		Series B		Series C		Stock		Issuable		Additional		Other		Stockholders'
	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	No. of Shares	Value	Paid-in Capital	Accumulated Deficit	Comprehensive Income	Treasury Stock	Equity

Balance at June 30, 2026	-	$-	1	$-	200	$2	331,083	$331	48,794	$49	$152,755,731	$(144,484,230)	$1,176,255	$(46,477)	$9,401,661

Issuance of common stock for common stock issuable	-	-	-	-	-	-	48,763	49	(48,763)	(49)	-	-	-	-	-

Issuance of common stock for conversion of Series C preferred stock	-	-	-	-	(250)	(2)	253,266	253	64,972	65	(316)	-	-	-	-

Common stock issued for services	-	-	-	-	-	-	350,000	350	-	-	4,794,650	-	-	-	4,795,000

Issuance of Series C Preferred stock upon exercise of Series C warrants	-	-	-	-	200	2	-	-	-	-	1,999,998	-	-	-	2,000,000

Purchase of treasury shares	-	-	-	-	-	-	-	-	-	-	-	-	-	(499,224)	(499,224)

Fractional shares due to reverse split	-	-	-	-	-	-	148	-	-	-	-	-	-	-	-

Foreign currency translation loss	-	-	-	-	-	-	-	-	-	-	-	-	(39,576)	-	(39,576)

Net loss for the three months ended September 30, 2026	-	-	-	-	-	-	-	-	-	-	-	(8,588,159)	-	-	(8,588,159)

Balance at September 30, 2026	-	$-	1	$-	150	$2	983,260	$983	65,003	$65	$159,550,063	$(153,072,389)	$1,136,679	$(545,701)	$7,069,702

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,588,159)	$(4,837,738)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Issuance of common stock for services	4,795,000	726,248
Amortization of prepaid stock based expenses	1,931,989	3,024,605
Foreign currency transaction loss (gain)	(18,573)	34,699
Depreciation expense	354	125
Amortization of debt discounts	644	150,902
Amortization of right-of-use assets	6,023	3,577
Change in fair value of derivative liabilities	-	19,706
Gain on extinguishment of debt, net	-	(195,861)
Non-cash interest expense	-	4,906
Accretion of put premium	-	37,450
Changes in Assets and Liabilities:
GST receivable	1,409	(3,043)
Prepaid expenses	(41,462)	(362,329)
Other current assets	(17,817)	(7,438)
Accounts payable	24,850	(186,804)
Employee benefit liability	12,835	13,982
Accrued expenses and other payables	(62,127)	(361,479)
Accrued interest	(9,391)	(3,298)
Operating lease liability	(5,825)	2,723
NET CASH USED IN OPERATING ACTIVITIES	(1,970,250)	(1,939,067)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	-	(2,491)
NET CASH USED IN INVESTING ACTIVITIES	-	(2,491)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from convertible promissory notes, net of original issue discounts and issue costs	-	100,000
Proceeds from exercise of Series C warrants	2,000,000	-
Repayment of convertible notes	-	(203,350)
Repayment of notes	-	(671,777)
Repayment of loans payable - related party	(96,652)	(150,808)
Purchase of treasury shares	(499,224)	-
Proceeds from the sale of common stock, net of offering costs	-	3,314,458
Proceeds from note payable	-	75,000
Proceeds from loans payable - related parties	-	78,249
Deferred offering costs	-	(15,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,404,124	2,526,772

Effect of exchange rate changes on cash	(7,514)	5,435

NET INCREASE (DECREASE) IN CASH	(573,640)	590,649

CASH AT BEGINNING OF PERIOD	832,006	12,088
CASH AT END OF PERIOD	$258,366	$602,737

Supplemental Disclosure of Cash Flow Information

Cash paid during the period:
Interest	$26,991	$115,691
Income Tax	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities

Reduction of put premium related to conversions of convertible notes	$-	$114,399
Conversion of convertible notes and accrued interest to common stock	$-	$335,850
Deferred offering cost charged to additional paid in capital upon closing of offering	$-	$281,773
Issuance of common stock and common stock issuable for prepaid services (net of amortized portion)	$-	$682,500

The accompanying unaudited condensed notes are an integral part of these unaudited condensed consolidated financial statements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

On July 22, 2016, the Company formed another wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales for the purpose of submitting an orphan drug application to the European Medicines Agency as a small and medium-sized enterprise. As of September 30, 2026, there has been no activity within this entity.

Effective April 20, 2017, the Company changed its name to “Propanc Biopharma, Inc.” to reflect the Company’s stage of operations and development better.

In July 2020, a world-first patent was granted in Australia for the cancer treatment method patent family. Presently, there are 85 granted, allowed, or accepted patents and 5 provisional patents filed, or under examination in key global jurisdictions relating to the use of proenzymes against solid tumors, covering the lead product candidate PRP.

The Company hopes to capture and protect additional patentable subject matter based on the Company’s field of technology relating to pharmaceutical compositions of proenzymes for treating cancer by filing additional patent applications as it advances its lead product candidate, PRP, through various stages of development.

In March 2026, the Company received written consent in lieu of a meeting by the holders of a majority of the voting power of the Company’s outstanding capital stock as of March 2026 and the Company’s Board of Directors approving such actions as are necessary for the Company to proceed to effectuate and execute a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of one post-split share per twenty-five pre-split shares (1:25). The reverse stock split became effective as of May 18, 2026. Proportional adjustments for the reverse stock split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the reverse stock split.

In October 2026, the Company received written consent in lieu of a meeting by the holders of a majority of the voting power of the Company’s outstanding capital stock as of October 2026 and the Company’s Board of Directors approving such actions as are necessary for the Company to proceed to effectuate and execute a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of one post-split share per ten pre-split shares (1:10) (the “Reverse Stock Split”). The Reverse Stock Split became effective as of October 26, 2026. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans. All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the Reverse Stock Split.

Basis of Presentation

The Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q (this “Quarterly Report”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). In the opinion of the Company’s management, all adjustments (consisting of normal recurring adjustments and reclassifications and non-recurring adjustments) necessary to present fairly our consolidated results of operations for the three months ended September 30, 2026 and 2025 and cash flows for the three months ended September 30, 2026 and 2025 and our consolidated financial position at September 30, 2026 have been made. The Company’s results of operations for the three months ended September 30, 2026 are not necessarily indicative of the operating results to be expected for the full fiscal year ending June 30, 2027.

Certain information and disclosures normally included in the notes to the Company’s annual audited consolidated financial statements have been condensed or omitted from the Company’s interim unaudited condensed consolidated financial statements included in this Quarterly Report. Accordingly, these interim unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended June 30, 2026. The June 30, 2026 balance sheet is derived from those statements.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of Propanc Biopharma, Inc., the parent entity, and its wholly-owned subsidiary, Propanc PTY LTD. All inter-company balances and transactions have been eliminated in consolidation. Propanc (UK) Limited was an inactive wholly-owned subsidiary through September 30, 2026 and still remains inactive.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Assets and liabilities denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing at the consolidated balance sheet date with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the consolidated results of operations as incurred. Effective fiscal year 2021, the parent company determined that the intercompany loans will not be repaid in the foreseeable future and thus, per Accounting Standards Codification (“ASC”) 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment, a component of accumulated other comprehensive income (loss). As of September 30, 2026 and 2025, the Company recognized a cumulative exchange gain (loss) of approximately $91,000 and $191,000, respectively, on intercompany loans made by the parent to the subsidiary that have not been repaid as of September 30, 2026, which is included as a component of accumulated other comprehensive income on the accompanying condensed consolidated balance sheets.

As of September 30, 2026 and June 30, 2026, the exchange rates used to translate amounts in Australian dollars into USD for the purposes of preparing the consolidated financial statements were as follows:

	September 30, 2026	June 30, 2026
Exchange rate on balance sheet dates
USD : AUD exchange rate	0.6949	0.6912

Average exchange rate for the period
USD : AUD exchange rate	0.7063	0.6771

The change in Accumulated Other Comprehensive Income (Loss) by component during the three months ended September 30, 2026 was as follows:

Foreign Currency Items:
Balance, June 30, 2026	$1,176,255
Unrealized foreign currency translation loss	(39,576)
Ending balance, September 30, 2026	$1,136,679

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

September 30, 2026

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

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand and at banks, short-term deposits with an original maturity of three months or less with financial institutions, and bank overdrafts. Bank overdrafts are reflected as a current liability on the balance sheets. There were no cash equivalents as of September 30, 2026 or June 30, 2026.

Prepaid expenses

Prepaid expenses – current portion and long-term portion of $7,674,443 and $2,287,540, respectively, at September 30, 2026, consist primarily of costs paid for future services which will occur between 1 month to three years. Prepaid expenses – current portion and long-term portion of $7,661,967 and $4,190,543, respectively, at June 30, 2026, consist primarily of costs paid for future services which will occur between 6 months to three years. Prepaid expenses principally include prepayments in fully vested, non-forfeitable equity instruments for general consulting, investor relations, and business advisory services, which are being amortized over the terms of their respective agreements.

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

Patents

Patents are stated at cost and amortized on a straight-line basis over the estimated future periods if and once the patent has been granted by a regulatory agency. However, the Company will expense any patent costs as long as we are in the startup stage. Accordingly, as the Company’s products are not currently approved for market, all patent costs incurred from 2013 through September 30, 2026 were expensed immediately. This practice of expensing patent costs immediately ends when a product receives market authorization from a government regulatory agency.

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

September 30, 2026

(Unaudited)

Cash flows are presented in the statements of cash flow on a gross basis, except for the GST component of investing and financing activities, which are disclosed as operating cash flows.

As of September 30, 2026 and June 30, 2026, the Company was owed $12,359 and $13,694, respectively, from the Australian Taxation Office. These amounts were fully collected subsequent to the balance sheet reporting dates.

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

Warrant Liability

The Company accounted for the Series C warrants issued in November 2025, in accordance with the guidance contained in ASC 815 “Derivatives and Hedging” whereby under that provision these warrants do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classified these warrant instruments as liabilities at fair value and adjusted the instruments to fair value at each reporting period. This liability was re-measured at each balance sheet date until the warrants were exercised or expire, and any change in fair value were recognized in the Company’s statement of operations. The fair value of these warrants was estimated using a Monte Carlo simulation model. Such warrant classification was also subject to re-evaluation at each reporting period (see Note 5).

Series C Preferred Stock Subject to Possible Redemption

The Company accounted for its Series C Convertible Preferred Stock subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Conditionally redeemable Series C Preferred stock that featured mandatory redemption rights not solely within the Company’s control was classified as temporary equity. The Company’s Series C Preferred stock features certain redemption rights that were considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, Series C preferred stock subject to possible redemption was presented at redemption value as temporary equity, outside of the stockholders’ equity section of the Company’s consolidated balance sheets (see Note 5).

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

Research and Development Costs and Tax Credits

In accordance with ASC 730-10, “Research and Development-Overall,” research and development costs are expensed when incurred. Total research and development costs for the three months ended September 30, 2026 and 2025 were $457,677 and $60,201, respectively.

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

September 30, 2026

(Unaudited)

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

	September 30, 2026	September 30, 2025
	(Unaudited)	(Unaudited)
Stock Warrants with no designations	120	121
Series C Preferred Stock Warrants	23,459,532	-
Convertible Series C Preferred stock	374,354	-
Convertible Debt	-	514
Total	23,834,006	635

Segment Reporting

The Company uses “the management approach” in determining reportable operating segments. Operating segments are defined as components of an entity where discrete financial information is evaluated regularly by the chief operating decision maker (“CODM”). The management approach considers the internal organization and reporting used by the Company’s CODM for making operating decisions and assessing performance as the source for determining the Company’s reportable segments. All activities are related to the development of cancer treatment and the Company has not commenced commercial operations or generated revenues to date. All activities are related to the development of the cancer treatment and the Company has not commenced commercial operations or generated revenues to date. The CODM is the chief executive officer of the Company, who reviews operating results and utilizes consolidated financial information, including operating expenses, operating loss, and net loss as reported on the consolidated statements of operations, to make decisions about operating decisions, allocate resources and assess performance for the entire Company. Consolidated net loss is our segment’s primary measure of loss. The measure of segment assets is reported on the consolidated balance sheets as total consolidated assets. The single segment constitutes all the consolidated entity, and the accompanying consolidated financial statements and the notes to the accompanying consolidated financial statements are representative of such amounts. For the three months ended September 30, 2026 and 2025, the Company operates in one operating segment.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation. The reclassified amounts have no impact on the Company’s previously reported financial position or results of operations or cash flows and relates to the presentation of $110,002 compensation and related taxes and $4,351,231 professional and consulting expenses being reclassified out of administration expenses and shown separately on the consolidated statements of operations for the three months ended September 30, 2025.

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

On November 4, 2024 the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE) requiring additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. This standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 applies to all public business entities (PBEs) and is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. Management does not believe the adoption of ASU 2024-03 will have a material impact on the consolidated financial statements and disclosures.

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

On December 17, 2025, the FASB issued ASU 2025-12, Codification Improvements. The amendments in this update are to make other incremental improvements to GAAP and facilitate codification updates for a broad range of Topics arising from technical corrections, unintended application of the codification, clarifications, and other minor improvements. The resulting amendments are collectively referred to as Codification improvements. ASU 2025-12 is effective for all entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods. Management does not believe the adoption of ASU 2025-12 will have a material impact on the consolidated financial statements and disclosures.

NOTE 2 – GOING CONCERN

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with US GAAP, which contemplate continuation of the Company as a going concern. For the three months ended September 30, 2026, the Company had no revenues, had a net loss of $8,588,159, and had net cash used in operations of $1,970,250. Additionally, as of September 30, 2026, the Company had accumulated deficit of $153,072,389. It is management’s opinion that these conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of at least twelve months from the issue date of this Quarterly Report.

The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effect on the recoverability and classification of assets or the amounts and classifications of liabilities that may result from the outcome of this uncertainty.

In August 2026, the Company received proceeds of $2,000,000 from the exercise of Series C warrants (see Note 5).

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

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of September 30, 2026 and June 30, 2026.

	September 30, 2026	June 30, 2026
	(Unaudited)

Office equipment at cost	$31,922	$31,312
Less: Accumulated depreciation	(27,892)	(27,397)

Total property, plant, and equipment	$4,030	$3,915

Depreciation expense for the three months ended September 30, 2026 and 2025 was $354 and $125, respectively.

NOTE 4 – LOANS

Loans payable - Related Party

Between November 2023 and May 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $71,629. Additionally, in August 2024, the same affiliated institutional investor loaned the Company an amount of $85,000 AUD ($57,639 USD). These loans were payable on demand and were non-interest bearing. In September 2025, the Company agreed to pay interest of 12% per annum beginning from the funding date of these loans. The Company repaid $16,428 USD including additional interest expense of $4,805 USD on February 12, 2026. The Company repaid $16,188 USD including interest expense of $4,793 USD on April 28, 2026. Additionally, the Company repaid the remaining principal balance of $96,652 USD and accrued interest of $26,991 USD on September 3, 2026.

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

Between November 2024 and December 2024, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $15,000 AUD ($9,731 USD). These loans were payable on demand and were non-interest bearing. The Company repaid $12,000 AUD ($7,774 USD) of this loan including interest expense of $653 on August 19, 2025. In September 2025, the Company agreed to pay interest of 12% per annum beginning from the funding date of these loans. The Company repaid the remaining balance of $3,000 AUD ($1,957 USD) including additional interest expense of $319 USD on February 12, 2026.

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

In January 2025, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $25,000 AUD ($15,485 USD). This loan bore no interest and was payable on demand. The Company fully repaid $25,000 AUD ($15,485 USD) including additional interest expense of $1,169 on August 19, 2025.

On April 12, 2025, the Company entered into and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $63,188 AUD ($39,625 USD). The Company used the net proceeds for general working capital purposes. The maturity date was on June 30, 2025. The loan bore an interest rate of 12% per annum and default interest rate of 18% per annum. The Company fully repaid $63,188 AUD ($39,625 USD) including additional interest expense of $1,818 on August 19, 2025.

On June 13, 2025, the Company entered into and closed a loan agreement with an institutional investor affiliated with one of our directors, Josef Zelinger, pursuant to which the investor loaned the Company an aggregate principal amount of $15,000 AUD ($9,675 USD). The Company used the net proceeds for general working capital purposes. The maturity date was on June 30, 2025. The loan bore an interest rate of 12% per annum and default interest rate of 18% per annum. The Company fully repaid $15,000 AUD ($9,675 USD) including additional interest expense of $257 on August 19, 2025.

Between July 3, 2025 and August 14, 2025, an institutional investor affiliated with one of our directors, Josef Zelinger, loaned the Company an aggregate of $120,000 AUD ($78,249 USD). These loans bore no interest and were payable on demand. The Company fully repaid these loans between July 21, 2025 and August 19, 2025.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

On July 5, 2023, the Company and an institutional investor affiliated with one of our directors, Josef Zelinger, entered into a letter agreement, pursuant to which such investor loaned the Company an aggregate of $230,000 AUD ($153,256 USD). Pursuant to such agreement, the term of such loan is three (3) years, ending on July 5, 2026, with an interest rate of 10% to be paid monthly in arrears. In connection with such loan, the Company issued 10 warrants to purchase common stock to such investor immediately exercisable at an initial exercise price of $15,000 per share (subject to certain adjustments such as stock dividend, stock splits, subsequent right offering and pro-rata distribution) with an expiry date of July 5, 2026. The Company accounted for the 10 warrants issued with this loan payable as debt discount by using the relative fair value method. The total debt discount which is equivalent to the relative fair value of the warrants of $141,084 was based on a fair value determination using a Black-Scholes model with the following assumptions: stock price at valuation date of $178,500 based on the closing price of common stock at date of grant, exercise price of $15,000, dividend yield of zero, expected term of 3.00, a risk-free rate of 4.59%, and expected volatility of 268%. The debt discount shall be amortized over the term of this loan. A portion of the proceeds of such loan were used to repay an outstanding balance of approximately $143,000 due on a convertible note held by a third-party investor which had been in default. Amortization of debt discount for the three months ended September 30, 2026 and 2025 was $644 and $11,843, respectively. The total principal outstanding under this loan, net of discount was $152,612 ($153,256 principal and remaining unamortized debt discount of $644) as of June 30, 2026 and has been reclassified as a short-term loan. The total principal outstanding under this loan was $153,256 and remaining debt discount of $0 as of September 30, 2026 and has been included in loans payable – related parties, net of discount as reflected in the accompanying condensed consolidated balance sheet. Such loan is past due and currently in default.

The remaining balance of all the above loans payable – related parties, net of discount amounted to $364,801 and $460,809 as of September 30, 2026 and June 30, 2026, respectively. Accrued interest for all of the above loans payable – related parties as of September 30, 2026 and June 30, 2026 was $118,927 and $128,318, respectively.

Loans Payable

Effective October 3, 2019, the Company entered into a securities purchase agreement with Crown Bridge Partners, LLC (“Crown Bridge”), pursuant to which Crown Bridge purchased a convertible promissory note from the Company (the “Crown Bridge Note”), which had a remaining principal balance of $0 and $65,280 as of June 30, 2026 and 2025, respectively. The maturity date of the Crown Bridge Note was October 3, 2020 and was past due. The Crown Bridge Note bore interest at a default interest rate of 15% per annum. In August 2022, the SEC filed a complaint against Crown Bridge due to its violation of Section 15(a)(1) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Crown Bridge agreed to surrender all conversion rights in its currently held convertible notes, including the Crown Bridge Note. Consequently, during fiscal year 2023, the Company reclassified the remaining principal balance of $65,280 from a convertible note into a loan payable which is the principal balance at June 30, 2025. The total accrued interest from this loan amounted to $0 as of September 30, 2026 and June 30, 2026, respectively.

On January 7, 2026, the Company entered into an Exchange Agreement with Crown Bridge and issued 1,579 shares of common stock in exchange for the total outstanding balance of $65,280 and accrued interest of $60,484. Those shares were valued at approximately $127 per share or $200,000, being the closing price of the stock on the date of grant, resulting in a loss on extinguishment of debt at the time of exchange of $74,236. Accordingly, the remaining principal balance and accrued interest at September 30, 2026 and June 30, 2026 is $0.

Loans in default

Loans payable – related party for total principal amount of $364,801 and accrued interest of $118,928, which includes interest accruing at the default interest rate at 18% with maturity dates between November 2024 and April 2025, were in default as of September 30, 2026.

NOTE 5 - STOCKHOLDERS’ EQUITY

Reverse Stock Split

In March 2026, the Company received written consent in lieu of a meeting by the holders of a majority of the voting power of the Company’s outstanding capital stock as of March 2026 and the Company’s Board of Directors approving such actions as are necessary for the Company to proceed to, and the Company accordingly intends to, effectuate and execute a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of one post-split share per twenty-five pre-split shares (1:25) (the “May 2026 Reverse Stock Split”). The Reverse Stock Split became effective as of May 18, 2026. Proportional adjustments for the May 2026 Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans.

In October 2026, the Company received written consent in lieu of a meeting by the holders of a majority of the voting power of the Company’s outstanding capital stock as of October 2026 and the Company’s Board of Directors approving such actions as are necessary for the Company to proceed to effectuate and execute a reverse stock split of the Company’s issued and outstanding shares of common stock at a ratio of one post-split share per ten pre-split shares (1:10) (the “Reverse Stock Split”). The Reverse Stock Split became effective as of October 26, 2026. Proportional adjustments for the Reverse Stock Split were made to the Company’s outstanding stock options, warrants and equity incentive plans.

All share and per-share data and amounts have been retroactively adjusted as of the earliest period presented in the consolidated financial statements to reflect the reverse stock splits.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Series A Preferred Stock

Of the total preferred shares authorized, 500,000 had been designated as Series A Preferred Stock (“Series A Preferred Stock”), pursuant to the Certificate of Designation for the Series A Preferred Stock filed with the Secretary of State of the State of Delaware on December 9, 2014. There were no shares of Series A Preferred Stock issued and outstanding as of September 30, 2026 and June 30, 2026 for both periods.

Series B Preferred Stock

Pursuant to a certificate of designation filed with the Secretary of State of the State of Delaware on June 16, 2015, five shares of preferred stock have been designated as Series B Preferred Stock, par value $0.01 per share, of the Company (“Series B Preferred Stock”). Each holder of shares of Series B Preferred Stock is entitled to voting power equivalent to the number of votes equal to the total number of shares of common stock outstanding as of the record date for the determination of stockholders entitled to vote at each meeting of stockholders of the Company and entitled to vote on all matters submitted or required to be submitted to a vote of the stockholders of the Company. One share of Series B Preferred Stock is issued and outstanding as of September 30, 2026 and June 30, 2026. Mr. Nathanielsz, the Company’s Chief Executive Officer, directly beneficially owns such one share of Series B Preferred Stock.

No additional shares of Series A Preferred Stock or Series B Preferred Stock were issued as of September 30, 2026 and June 30, 2026.

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

At any time after the initial issuance date, each share of Series C Preferred Stock shall be convertible into shares of common stock of the Company by the holder thereof by dividing the stated amount of each share of Series C Preferred Stock of $10,000 by the conversion price. The conversion price shall be the lesser of the fixed conversion price of $125.00 per share or 85% (or 70% if the common stock is suspended from trading on or delisted from the principal market at any time after the initial issuance date (whether or not subsequently cured)), or, in the case of the Initial Preferred Shares) of the of the lowest trading price of the Common Stock during the period beginning on the day the holder sends a conversion notice to the Company and ending on the trading day on which the aggregate dollar volume of the Company’s common stock exceeds the product of the conversion amount set forth on the applicable conversion notice multiplied by seven (7) after the applicable holder receives the shares of common stock issuable upon conversion of the Series C Preferred Stock, subject to a five (5) trading day minimum (such period, the “Conversion Measuring Period”); provided, however, that each day on which (i) the Common Stock has been suspended for trading on all Eligible Markets, (ii) Conversion Shares cannot be sold by the Holder because of violation of Section 32 by the Company, or (iii) Conversion Shares are not delivered after the Share Delivery Deadline, that day’s dollar volume shall be excluded from the calculation of the total aggregate dollar volume of the Conversion Measuring Period. All such determinations to be appropriately adjusted for any stock dividend, stock split, stock combination, reclassification or similar transaction that proportionately decreases or increases the Common Stock during such Conversion Measuring Period; provided further that in no event shall the Conversion Price be lower than the initial Floor Price of $125.00 subject to adjustment per the Board’s discretion. In February 2026, the floor price was adjusted to a new floor price of $12.50. In May 2026, the floor price was readjusted to $0.50 after the reverse stock split. As of September 30, 2026, the effective floor price is $0.50.

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

Although the Series C Preferred Stock does not have a fixed maturity date and is not mandatorily redeemable on a specified date, the contingent mandatory redemption feature upon a bankruptcy triggering event was considered a conditional obligation to transfer assets outside the Company’s control. Accordingly, the Company determined that under ASC 480, the Series C Preferred Stock was initially treated as temporary equity until the May 5, 2026 Amended Series C Designation. Upon issuance of the Series C Preferred Stock, the Company allocated the fair value of $117,754 to the Series C Preferred and subsequent accretion to redemption value at issuance date. Accordingly, during fiscal year 2026, the Company accreted $882,246 to redemption value along with the $50,000 in offering costs and was recorded as deemed dividend totaling $932,246 which was charged to additional paid in capital in the absence of retained earnings in the Company. On May 5, 2026, the date the Series C designation was amended, there were 100 shares of Series C Preferred Stock at that time with a redemption value of $1,000,000 and was reclassified from temporary equity to permanent equity.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Additionally, due to delayed filing and declaration of effectiveness relative to the deadlines defined in the Registration Rights Agreement in connection with this Securities Purchase Agreement, the Company accrued a registration rights penalty amounting to $6,000, which is payable in 400 shares of the Company’s common stock to Hexstone and was included in accrued expenses and other payables on the accompanying consolidated balance sheets as of June 30, 2026 and a corresponding other expense during the fiscal year June 30, 2026. As of September 30, 2026, the Company revalued such 400 shares and the value amounted to $1,976 and was included in accrued expenses and other payables on the accompanying condensed consolidated balance sheets.

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

The Company utilized a Monte Carlo Simulation model to estimate the fair values of the 9,900 warrants, which incorporated significant inputs that were not observable in the market, and thus represents a Level 3 measurement as defined in ASC 820. The unobservable inputs utilized for measuring the fair value of the contingent consideration reflected management’s own assumptions about the assumptions that market participants would use in valuing the contingent consideration. The total fair value of the warrant liability on May 5, 2026 of $973,115 was reclassified into additional paid in capital during fiscal year 2026.

Series C Preferred Stock Conversions

In August 2026, the Company issued an aggregate of 220,466 shares of its common stock as a result of the conversion of 200 shares of Series C Preferred stock during such period.

In September 2026, the Company issued an aggregate of 32,800 shares of its common stock and recorded common stock issuable of 64,972 shares as a result of the conversion of 50 shares of Series C Preferred stock during such period. The common stock issuable of 64,972 shares were issued in October 2026.

Issuance of Series C Preferred Stock upon exercise of Series C Warrants

In August 2026, the Company issued an aggregate of 200 shares of Series C preferred stock upon the exercise of 200 Series C Warrants with an exercise price of $10,000 per share and received aggregate gross proceeds of $2,000,000.

There were 150 shares of Series C Preferred Stock issued and outstanding as of September 30, 2026 with a redemption value amounted to $1,500,000.

Issuance of common stock for common stock issuable

Between July 2026 and August 2026, the Company issued an aggregate of 48,763 shares of its common stock for common stock issuable as of June 30, 2026.

Issuance of common stock issued for services

On July 24, 2026, the Company issued an aggregate of 350,000 shares of common stock to certain officers, an employee, directors and consultants for services rendered in July 2026. Those shares were valued at approximately $13.7 per share or $4,795,000, being the closing price of the stock on the date of grant.

Stock-based expense for prepaid (stock-based) services

During fiscal year 2025, the Company issued an aggregate of 8,100 shares of fully vested, non-forfeitable common stock to various consultants for consulting, investor relations and business advisory services with service terms ranging from 6 months to three years. Those shares were valued at a weighted average price of approximately $2,900 (ranging from $1,750 to $3,750) or $23,881,110, being the closing prices of the stock on each respective date of grants.

During fiscal year 2026, the Company issued an additional 30,000 shares of fully vested, non-forfeitable common stock to various consultants for consulting, investor relations and business advisory services related to existing 3-year consulting agreements dated between January 2025 and March 2025. Those shares were valued at approximately $35 per share or $1,050,000, being the closing price of the stock on the date of grant.

During the three months ended September 30, 2026 and 2025, the Company recorded total stock-based compensation of $1,931,989 and $3,024,605, respectively, related to the above transactions.

At June 30, 2026, the Company recorded prepaid (stock based) expense – current portion of $7,620,846 and prepaid (stock based) expense – long-term portion of $4,190,543 to be amortized over the terms of the respective agreements. At September 30, 2026, the Company recorded prepaid (stock based) expense – current portion of $7,591,860 and prepaid (stock based) expense – long-term portion of $2,287,540 related to fiscal year 2025 and 2026 issuances to be amortized over the terms of the respective agreements.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Treasury Stock

Between July 2026 and August 2026, the Company repurchased 320,031 shares of its common stock under the Repurchase Plan for an aggregate purchase price of approximately $499,000, at an average purchase price of $1.56 per share. The shares repurchased are recorded as treasury stock at cost and presented as a reduction of stockholders’ equity in the Company’s condensed consolidated balance sheets.

Restricted Stock Units

Pursuant to employment agreements dated in May 2019, the Company granted de minimis restricted stock unit (after the Reverse Stock Split) to the Company’s Chief Executive Officer and Chief Scientific Officer. Such restricted stock units are subject to vesting terms as defined in the employment agreements. Such restricted stock units were valued at the fair value of approximately $497,240 based on the quoted trading price on the date of grant. There were $248,620 unrecognized restricted stock units expense as of September 30, 2026 and June 30, 2026. A de minimis amount of unvested restricted stock units which are subject to various performance conditions have not yet been met and have not yet vested as of September 30, 2026 to which the above amount of $248,620 relates to.

Stock Warrants:

The following table summarizes warrant activity for the three months ended September 30, 2026:

		Weighted
	Number of	Average
	Warrants	Price Per Share
Outstanding at June 30, 2026 – no warrant designation	121	$1,248
Outstanding at June 30, 2026 - Series C preferred stock warrants	9,600	10,000
Exercised – Series C preferred stock warrants	(200)	10,000
Forfeited	-	-
Expired	(1)	150,000
Outstanding at September 30, 2026	9,520	$9,886.55

Exercisable at September 30, 2026	9,520	$9,886.55
Outstanding and Exercisable:

Weighted average remaining contractual term	1.13
Aggregate intrinsic value	$-

NOTE 6 – COMMITMENTS AND CONTINGENCIES

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

On June 30, 2026, the Company entered into a settlement agreement and release with the Investment Firm pursuant to which the both parties agreed to resolve the disputed claims above, in exchange for dismissal and complete release of all claims, the Company agrees to: (i) make a cash payment of $75,000 to the Investment Firm; and (ii) issue common shares to the Investment Firm shares which, on the date of issuance, have an aggregate value of $75,000 (the “Settlement Payment”) During fiscal year 2026, the Company recorded $150,000 in settlement expenses. In July 2026, the Company paid $75,000 and issued 5,129 shares of the Company’s common stock valued at $75,000.

IRS Liability

As part of its requirement for having a foreign operating subsidiary, the Company is required to file an informational Form 5471 to the Internal Revenue Service (the “IRS”), which is a form that explains the nature of the relationship between the foreign subsidiary and the parent company. From 2012 through the 2014, the Company did not file this form in a timely manner. As a result of the non-timely filings, the Company incurred a penalty from the IRS in the amount of $10,000 per year, or $30,000 in total, plus accrued interest, such penalty and interest having been accrued and is included in the accrued expenses and other payable figure on the September 30, 2026 and June 30, 2026 consolidated balance sheets. The Company recorded the penalties for all three years during the year ended June 30, 2018. The Company is current on all subsequent filings.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

- 41,800 Euros ($48,446 USD) in July 2026 (paid in September 2026),

- 30,000 Euros ($34,770 USD) in September 2026,

- 40,000 Euros ($46,360 USD) in January 2027,

- 30,000 Euros ($34,770 USD) in May 2027, and

- 27,000 Euros ($31,293 USD) in September 2027.

As of September 30, 2026 and June 30, 2026, the Company has $0 balance due to the University for unreimbursed lab fees for both periods. As of September 30, 2026 and June 30, 2026, there are no royalty fees owed to the University.

Consulting Agreements

On August 14, 2025, the Company entered into an underwriting agreement with D. Boral Capital, LLC, as representative (the “Representative”) of the underwriters in connection with a public offering of the Company’s common stock. On January 23, 2026, the Company entered into a settlement agreement and release with the Representative pursuant to which the Company agreed that, during the 360-day period following the public offering (the “Lock-up Period”), it would not, without the prior consent of the Representative, offer or sell any securities or file any registration statement with the Commission relating to the offering of any shares (as defined in the Lock-up Agreement executed with the Representative). Under the terms of the settlement agreement, the Company agreed to pay the Representative an initial settlement amount of $50,000, as well as 4% of the gross proceeds received from any additional closings. During the three months ended September 30, 2026 and 2025, the Company paid $20,000, as part of the 4% obligation, and $0, respectively, and has been recorded in settlement expenses.

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

Operating Leases

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

ROU is summarized below:

	September 30, 2026	June 30, 2026
	(Unaudited)
Office lease	$68,339	$68,339
Less: accumulated amortization	(33,353)	(27,549)
Right-of-use asset, net	$34,986	$40,790

Operating Lease liabilities are summarized below:

	September 30, 2026	June 30, 2026
	(Unaudited)
Office lease	$68,339	$68,339
Reduction of lease liability	(25,598)	(20,032)
Less: office lease, current portion	(25,731)	(24,489)
Long term portion of lease liability	$17,010	$23,818

Remaining future minimum lease payments under non-cancelable operating lease at September 30, 2026 are as follows:

Fiscal Year 2026- remainder	$7,223
Fiscal Year 2027	29,857
Fiscal Year 2028	10,113
Imputed interest	(4,452)
Total operating lease liability	$42,741

The weighted average remaining lease term for the operating lease is 1.52 years as of September 30, 2026.

NOTE 7 – RELATED PARTY TRANSACTIONS

Since its inception, the Company has conducted transactions with its directors and entities related to such directors.

Lease Agreement

Effective May 5, 2016, the Company entered into an agreement for the lease of its principal executive offices with North Horizon Pty Ltd., a related party, of which Mr. Nathanielsz, our CEO, CFO and a director, and his wife are owners and directors. The lease had a five-year term and provided for annual rental payments of $39,600 AUD or $28,325 USD, which includes $3,600 AUD or $2,575 USD of goods and service tax for total payments of $198,000 AUD or $141,629 USD during the term of the lease. Such lease expired in May 2021 and was renewed for another one-year term from May 2021 to May 2022. On May 4, 2022, the Company entered into a three-year lease agreement with North Horizon Pty Ltd. for a monthly rent of $3,000 AUD or $2,176 USD (depending on exchange rate) per month plus taxes. On May 4, 2025, the Company renewed for another one-year lease agreement with North Horizon Pty Ltd., a related party, for a monthly rent of $3,300 AUD or $2,127 USD (depending on exchange rate) per month plus taxes with an option to renew the lease for an additional two-year term (See Note 6). As of September 30, 2026 and June 30, 2026, total rent payable of $119,159 AUD ($82,804 USD) and $119,159 AUD ($82,363 USD), respectively, was included in accrued expenses in the accompanying condensed consolidated balance sheet.

Rent expense under the lease was $9,523 USD and $14,789 USD during the three months ended September 30, 2026 and 2025, respectively, reflected as occupancy expenses in the accompanying condensed consolidated statements of operations and comprehensive income (loss).

Loans payable - Related Party

The Company repaid the remaining balance of $96,652 USD including interest expense of $26,991 USD of loans payable – related party on September 3, 2026 (see Note 4).

PROPANC BIOPHARMA, INC. AND SUBSIDIARY

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

(Unaudited)

The remaining balance of all loans payable – related parties, net of discount amounted to $364,801 and $460,809 as of September 30, 2026 and June 30, 2026, respectively. Accrued interest for all loans payable – related parties as of September 30, 2026 and June 30, 2026 was $118,927 and $128,318, respectively (see Note 4).

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

Mr. Nathanielsz’s wife, Sylvia Nathanielsz, was a non-executive, part-time employee of the Company since October 2015. Effective October 17, 2025, Mr. Nathanielsz’s wife, Sylvia Nathanielsz, became the finance and operations manager of the Company. Consequently, Mrs. Nathanielsz’s annual salary increased from $120,000 AUD ($80,904 USD) to $150,000 AUD ($103,680 USD) and is entitled to customary benefits.

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

Total bonus payments of $172,939 AUD ($115,247 USD) were made during the year June 30, 2026. In fiscal year 2026, the Board approved a bonus of $330,000 AUD or $228,096 USD resulting in a remaining balance of $572,664 AUD ($395,825 USD) bonus payable as of June 30, 2026 which was included in accrued expenses in the accompanying condensed consolidated balance sheet. Total bonus payments of $112,664 AUD ($79,574 USD) were made during the three months ended September 30, 2026, resulting in a remaining balance of $460,000 AUD ($319,251 USD) bonus payable as of September 30, 2026 which was included in accrued expenses in the accompanying condensed consolidated balance sheet.

Amended and Restated Employment Agreement

On May 14, 2019 (the “Effective Date”), the Company entered into an Amended and Restated Employment Agreement (the “Employment Agreement”) with Mr. Nathanielsz for a term of three years, subject to automatic one-year renewals, at an annual salary of $400,000 AUD ($309,313 USD). Pursuant to the Employment Agreement, Mr. Nathanielsz was granted options to purchase a de minimis share of common stock (the “Nathanielsz Options”), de minimis restricted stock units of the Company (the “Initial Nathanielsz RSUs”), and an additional de minimis restricted stock units of the Company (the “Additional Nathanielsz RSUs”). Such options and restricted stock units were granted pursuant to the 2019 Plan approved by the Board on the Effective Date. The Nathanielsz Options have a term of 10 years from the date of grant. The Nathanielsz Options and Additional Nathanielsz RSU’s are subject to vesting periods pursuant to the Employment Agreement. There are de minimis vested options and restricted stock units that are considered issuable as of September 30, 2026 and June 30, 2026.

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

September 30, 2026

(Unaudited)

Starting October 1, 2025, the Company agreed to pay Dr. Kenyon an annual director’s fee of $45,000 USD. Effective February 20, 2026, Dr. Kenyon retired and stepped down from the board of directors of the Company. Dr. Kenyon will remain a medical advisor to the Company. That same day, the board filled the vacancy left by Dr. Kenyon and appointed Dr. Ralf Brant to serve on the board.

As of September 30, 2026 and June 30, 2026, total accrued salaries of $202,000 AUD ($139,622 USD) for both periods, were included in accrued expenses in the accompanying condensed consolidated balance sheets.

Consulting and Professional Fees Paid To Related parties

During the three months ended September 30, 2026 and 2025, the Company paid accounting fees amounting to $150USD and $3,700USD, respectively, to an affiliated company whose managing director is one of the Company’s directors, Mr. Joseph Himy, who was appointed in August 2025. The Company’s Chief Financial Officer, Ms. Jeannine Zimmerman, also currently works in the same affiliated company.

During the three months ended September 30, 2026, the Company paid development consulting fees amounting to $17,248 AUD ($12,182 USD) to an affiliated company owned by one of the Company’s directors, Dr. Brant, who was appointed in February 2026. Additionally, as of September 30, 2026 and June 30, 2026, the Company recorded accounts payable of $15,631 AUD ($10,862 USD) and $13,310 AUD ($9,200 USD) due to Dr. Brant, respectively.

During the three months ended September 30, 2026, the Company paid accounting fees amounting to $3,250 AUD ($2,295 USD) to an affiliated company owned by one of the Company’s directors, Mr. Carlo Campiciano, who was appointed in July 2026. Additionally, as of September 30, 2026, the Company recorded accounts payable of $18,325 AUD ($10,862 USD) due to Mr. Campiciano.

Employee Benefit Liability

As of September 30, 2026 and June 30, 2026, total employee benefit liability of $770,910 and $754,038, respectively, consist of unpaid or unused annual leave and long service leave by Mr. Nathanielsz and Sylvia Nathanielsz, as reflected in the accompanying condensed consolidated balance sheets.

Intercompany Loans

All intercompany loans were made by the parent to the Company’s subsidiary, Propanc PTY LTD, none of which has been repaid as of September 30, 2026. Effective fiscal year 2021, the parent company determined that intercompany loans will not be repaid in the foreseeable future and thus, per ASC 830-20-35-3, gains and losses from measuring the intercompany balances are recorded within cumulative translation adjustment on the condensed consolidated balance sheet as accumulated other comprehensive income.

NOTE 8 – CONCENTRATIONS AND RISKS

Concentration of Credit Risk

The Company maintains its cash in banks and financial institutions in Australia. Bank deposits in Australian banks are uninsured. The Company has not experienced any losses in such accounts through September 30, 2026.

The Company did not receive any funding from any debt lender and relied on funding from one equity investor and received net proceeds of $2,000,000 during the three months ended September 30, 2026.

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

Receivable Concentration

As of September 30, 2026 and June 30, 2026, the Company’s receivables were 100% related to reimbursements on GST taxes paid.

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

September 30, 2026

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

Foreign Operations

As of September 30, 2026 and June 30, 2026, the Company’s operations are based in Camberwell, Australia; however, the majority of research and development is being conducted in the European Union.

On July 22, 2016, the Company formed a wholly-owned subsidiary, Propanc (UK) Limited under the laws of England and Wales, for the purpose of submitting an orphan drug application with the European Medicines Agency as a small and medium-sized enterprise. As of September 30, 2026, there has been no activity within this entity.

NOTE 9 – SUBSEQUENT EVENTS

Shares issued for exercise of Series C Warrants

In October 2026, the Company received aggregate gross proceeds of $500,000 from the exercise of approximately 50 Series C Warrants with an exercise price of $10,000 per share and issued 50 shares of Series C preferred stock.

Shares issued for common stock issuable

In October 2026, the Company issued an aggregate of 64,972 shares of common stock for common stock issuable as of September 30, 2026.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note Regarding Forward-Looking Information

The following discussion and analysis of the results of operations and financial condition of Propanc Biopharma, Inc., and its wholly-owned Australian subsidiary, Propanc PTY LTD (collectively, “Propanc” or the “Company”) as of September 30, 2026 and for the three months ended September 30, 2026 and 2025 should be read in conjunction with our unaudited financial statements and the notes to those unaudited financial statements that are included elsewhere in this Quarterly Report on Form 10-Q for the period ended September 30, 2026 (this “Quarterly Report”). References in this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to “us”, “we”, “our” and similar terms refer to Propanc. This Quarterly Report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words “aim”, “anticipate”, “believe”, “continue”, “could”, “estimate”, “expect”, “feel”, “forecast”, “intend”, “may,”, “outlook”, “plan”, “potential”, “predict”, “project,”, “seek”, “should”, “will”, “would” and their opposites and similar expressions, are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences, many of which are beyond our control, which may influence the accuracy of the statements and the projections upon which the statements are based.

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

Recent Developments

On October 16, 2026, new preclinical research from an academic–industry collaboration from the Universities of Jaén and Granada, led by Dr. Maria Belén Toledo, has identified pancreatic proenzyme formulation, PRP, as a potential strategy for addressing chemotherapy resistance in pancreatic cancer. Chemotherapy-resistant tumor cells can acquire adaptive cellular states that allow them to survive treatment and maintain aggressive characteristics. The study investigated whether PRP could remodel these resistant states and increase their vulnerability to subsequent chemotherapy. It combined functional cellular analyses with transcriptome-wide (i.e. RNA molecules within the cell) profiling in pancreatic cancer models with acquired chemotherapy resistance. These findings are highly significant as we progress PRP to a world-first, Phase 1b, First-In-Human study for advanced cancer patients with solid tumors in Q1 2027, because we envision PRP as a welcome addition to the treatment process, as a long term, metronomic therapy that minimizes threat of recurrence, whilst enabling patients to respond to standard treatment options where tumor resistance has become a critical, life threatening factor.

On October 22, 2026, the Company’s Board of Directors, approved a 1-for-10 reverse stock split of the Company’s issued and outstanding shares of common stock, par value $0.001 per share (“Reverse Stock Split”). The Reverse Stock Split was effective as of the open of the market October 26, 2026. The Reverse Stock Split is being implemented to enable the Company to expeditiously restore compliance with the continued listing standards of the Nasdaq Stock Market and Nasdaq’s $1.00 minimum bid price requirement and support future growth plans, as we prepare for our Phase 1b, First-In-Human (FIH) study, in up to 50 advanced cancer patients with solid tumors in the first quarter of 2027. By undertaking this important corporate action, we will clear the pathway for execution of future R&D milestone events that we believe will be transformative for the Company and its shareholders.

On October 26, 2026, we announced new preclinical data supporting the potential of its lead asset, PRP (a proprietary fixed-ratio 1:6 intravenous formulation of trypsinogen and chymotrypsinogen), to address chemotherapy resistance in pancreatic cancer. In collaborative research led by Dr. Maria Belén Toledo at the Universities of Jaén and Granada, PRP was shown to remodel the resistant cellular state in pancreatic cancer models with acquired chemotherapy resistance. The study used a sequential design (chemoresistant cells → PRP pre-treatment → chemotherapy challenge) and demonstrated that PRP functions as a resistance-modulating intervention rather than a conventional cytotoxic agent. Key preclinical findings include:

●	Proliferation and survival: PRP monotherapy reduced cancer cell proliferation by ~50–54% and suppressed long-term clonogenic survival by up to 59%.
●	Metastatic behavior: Migration limited to 21–57% wound closure (vs. 100% in untreated controls); invasive capacity reduced by 47–81%.
●	EMT reversal: Strong epithelial differentiation with E-cadherin upregulated up to 5.29-fold and EPCAM up to 4.39-fold; mesenchymal drivers Vimentin reduced to ~0.31–0.32-fold and Snail to 0.28–0.62-fold.
●	Pathway effects: Significant downregulation of TGF-β/SMAD signaling, induction of pro-apoptotic BAX (up to 2.74-fold), and suppression of oncogenic stemness drivers MYC and SOX2 (down to 0.11–0.22-fold in resistant cells).
●	Combination synergy: PRP plus TGF-β inhibition further amplified responses, including 80% invasion inhibition and stronger apoptotic signaling.

These results complement the Company’s recent peer-reviewed pilot study published in Scientific Reports (Nature Publishing Group), which reported an 85.9% reduction in mean tumor weight in an orthotopic pancreatic (Pan 02) model at the higher dose, ~50% tumor-weight inhibition in an ovarian (A2780) model, anti-angiogenic activity, near-complete blockade of invasion in select lines, and EMT reversal. The Pan 02 cancer cell line is particularly noteworthy since it is a syngeneic (genetically identical or similar) tumor model conducted in immunocompetent mice and is clinically relevant for patients where cytotoxic agents induce immunosuppression and are at risk of infection—one of the main causes of death for cancer patients. Conversely, PRP reduces chemoresistance whilst enhancing immunorecognition. In addition, earlier orthotopic and patient-derived xenograft data have also shown >90% mean tumor growth inhibition and >2.5-fold median survival extension in advanced PDAC models, with reduced metastatic burden and tumor microenvironment remodeling.

On October 28, 2026, the Company announced it is advancing its clinical development program for PRP (Company Code Name: PPC-001, Propanc Proenzyme Combination) its investigational proenzyme-based therapeutic candidate, as the Company preparations continue for its planned Phase 1b, First-In-Human study in up to 50 advanced cancer patients with solid tumors. Several key workstreams are underway, including clinical trial protocol development, preparation of the Investigator’s Brochure (IB), clinical site feasibility assessments, vendor selection, and regulatory and Human Research Ethics Committee (HREC) submission plans. These activities support the Company’s preparations for the next phase of clinical development, with particular emphasis on finalizing the documentation, operational infrastructure and regulatory requirements necessary to initiate the proposed study. The Company’s clinical development activities are progressing across several interconnected workstreams:

●	Clinical documentation: Preparation of the final clinical protocol and Investigator’s Brochure is ongoing, with final protocol documentation targeted for early November 2026.
●	Investigator’s Brochure: Finalization is progressing, with additional stability information relating to clinical samples and the clinical formulation scheduled for incorporation during November 2026.
●	Clinical site preparation: Site feasibility and identification activities are progressing well with a first meeting scheduled alongside site budget negotiations and collection of essential regulatory documentation.
●	Clinical operations: Vendor selection and contracting activities are progressing, together with the preparation of study plans and clinical data management systems.
●	Ethics and regulatory submissions: The current project schedule targets the first-site ethics submission process during November 2026, followed by regulatory activities in January 2027.

The Company currently targets February 2027 for its first clinical site initiation visit followed by its first patient screening, subject to completion of the necessary clinical, regulatory, ethics and operational requirements.

On October 30, 2026, key analytical development activities are underway, including immunogenicity assay feasibility, pharmacokinetic method optimization and stability testing, supporting preparations for the planned Phase 1b, First-In-Human study of the Company’s lead clinical candidate, PPC-001, in up to 50 advanced cancer patients with solid tumors. Propanc continues to advance its analytical development activities in parallel with preparations for its Phase 1b First-In-Human study. The ongoing feasibility assessment of immunogenicity assays, together with the planned optimization of pharmacokinetic bioanalytical methods and stability testing, represents an important component of the Company’s clinical development strategy. Key achievements include:

●	Encouraging stability results for PPC-001 in human blood matrices: Bioanalytical studies demonstrated that the two proenzyme components of PPC-001, trypsinogen and chymotrypsinogen, remained detectable without evidence of significant degradation over the investigated sample-handling periods.
●	Stability demonstrated across three human donors: Follow-up experiments conducted by FyoniBio evaluated serum and plasma samples from three individual donors, strengthening the initial feasibility findings.
●	Stability over 60 minutes at room temperature: The September study demonstrated recovery results generally exceeding 85% after 60 minutes, supporting the feasibility of clinical blood sample collection and processing procedures.
●	Successful application of mass spectrometry: LC-MS-based analytical methods were used to measure both proenzyme components in human serum and plasma, providing a foundation for further development of pharmacokinetic assays.
●	Progress in immunogenicity assay development: Laboratory experiments demonstrated successful preparation of biotin- and sulfoTAG-labelled trypsinogen and chymotrypsinogen reagents, with no degradation observed by SDS-PAGE under the tested labelling conditions.
●	Additional evidence of short-term reagent stability: Labelled assay reagents showed no detectable degradation by SDS-PAGE following storage for one day at 4°C under the tested conditions, supporting continued development of anti-drug antibody (ADA) assays.

Advancement toward clinical bioanalytical readiness – together, these findings support continued assay optimization and pre-validation activities required for the planned clinical development of PPC-001 and are structured in the three key areas based on the unique properties of treatment. These activities are expected to provide the analytical foundation required to support the evaluation of PPC-001 during its clinical development program.

1.	Anti-Drug Antibody Assay Development: The feasibility assessment for the development of two ADA assays, targeting the individual proenzyme components trypsinogen and chymotrypsinogen, is currently underway. The feasibility program is evaluating the suitability of existing positive control antibodies to support the development of reliable immunogenicity assays. Following successful feasibility assessment, the program is scheduled to progress to assay establishment and subsequent validation.
2.	Pharmacokinetic Bioanalytical Method Development: The Company has established a structured analytical development program aimed at optimizing the sensitivity and performance of bioanalytical methods for measuring PPC-001 components in clinical samples. The program includes the evaluation of stable isotope-labelled peptides as internal standards, strategies to minimize biological matrix effects, and optimization of sample volumes to improve analytical sensitivity. Additional activities will focus on reducing sample analysis time and establishing a suitable analytical method for subsequent clinical application.
3.	Stability Assessment and Analytical Support: Stability testing activities covering the drug product and its analytical characteristics are included in the development program. The analytical program is intended to generate the data necessary to support appropriate sample handling, analytical reliability and clinical bioanalytical assessments.

On November 2, 2026, we announced new preclinical findings evaluating its pancreatic proenzyme formulation (PRP) alone and in combination with galunisertib (GAL), a small-molecule inhibitor of transforming growth factor beta receptor I (TGF-βRI), in pancreatic ductal adenocarcinoma (PDAC) models. The Company has filed an Australian patent application relating to the combination approach. The research was conducted in collaboration with investigators at the University of Jaén and the University of Granada in Spain. The study compared PRP, GAL and PRP plus GAL in wild-type BxPC-3 pancreatic cancer cells, gemcitabine-resistant BxPC-3 cells, normal-associated fibroblasts (NAFs) and cancer-associated fibroblasts (CAFs). Experiments assessed cell proliferation, colony formation, migration and invasion, together with molecular readouts associated with TGF-β signaling, epithelial–mesenchymal transition (EMT), extracellular-matrix (ECM) remodeling and fibroblast activation. PDAC is characterized by complex interactions between malignant cells and the surrounding tumor microenvironment. TGF-β signaling can contribute to tumor-cell plasticity, EMT and stromal activation, although its effects depend on cellular context. The study investigated whether PRP could modulate these tumor- and stroma-associated processes and whether adding a TGF-β pathway inhibitor provided further effects. Key preclinical findings:

●	Anti-proliferative activity in tumor models: PRP reduced cell proliferation by approximately 50% in wild-type and gemcitabine-resistant BxPC-3 cells relative to untreated controls. PRP plus GAL reduced proliferation by 75% and 66%, respectively. The additional reduction versus PRP alone was significant in wild-type cells; in resistant cells, the further reduction was not statistically significant.
●	Reduced long-term colony-forming capacity: PRP reduced colony formation by 59% in wild-type cells and 39% in gemcitabine-resistant cells. The combination reduced colony formation by 68% and 64%, respectively. The additional effect of the combination over PRP alone was significant in the resistant model, but not in the wild-type model.
●	Suppression of migration and invasion: In wound-healing assays at 72 hours, wound closure was 21% with PRP in wild-type cells and 57% in resistant cells, compared with untreated controls. PRP plus GAL resulted in 19% and 30% wound closure, respectively; the combination significantly improved the result over PRP alone in resistant cells, but not in wild-type cells. In Matrigel invasion assays, PRP reduced invasion by 81% in wild-type cells and 47% in resistant cells. PRP plus GAL produced reductions of 89% and 80%, respectively.
●	Modulation of TGF-β/SMAD pathway-associated gene expression: PRP significantly reduced SMAD2, SMAD3 and TGFBR1 transcript levels to 0.45-, 0.63- and 0.55-fold of control in wild-type cells, and to 0.42-, 0.36- and 0.23-fold in resistant cells, compared to control group. The combination produced further reductions in selected readouts, although the magnitude and statistical significance of the additional effects varied across models and markers.
●	Changes in EMT-associated markers: PRP increased E-cadherin expression 5.29-fold in wild-type cells and 4.86-fold in resistant cells, while reducing Vimentin to 0.31- and 0.32-fold and Snail to 0.62- and 0.28-fold, respectively, relative to untreated controls. The combination produced additional changes in selected biomarkers, including stronger suppression of Snail in the resistant-cell model. These transcriptional findings are consistent with a shift towards a more epithelial gene-expression profile; they do not establish complete reversal of EMT.
●	Changes in genes are linked to tumor aggressiveness and cell survival: In wild-type cells, PRP reduced MYC and SOX2 expressions to 0.27- and 0.54-fold of control, respectively, and increased the pro-apoptotic marker BAX 2.49-fold. In resistant cells, MYC and SOX2 fell to 0.11- and 0.22-fold, while BAX increased 2.74-fold. These are gene-expression results and can be interpreted as degree of apoptosis.
●	Differential responses in fibroblast populations: PRP reduced CAF proliferation by up to 53% and CAF invasion by 85%, while its effect on NAF proliferation was modest and not statistically significant (approximately 22% reduction); NAF invasion was reduced by 19%. The gene-expression data showed a similar differential response. In CAFs, PRP reduced αSMA, FAPα and YAP1 expression to 0.56-, 0.27- and 0.58-fold of untreated-control levels, respectively. It also reduced COL1A1, FN1, MMP9, IL6 and CXCL12 expressions to 0.65-, 0.42-, 0.49-, 0.25- and 0.54-fold of control, respectively. In NAFs, the corresponding reductions in COL1A1, FN1, MMP9, IL6 and CXCL12 expression were not statistically significant (0.81-, 0.86-, 0.76-, 0.75- and 0.81-fold of control, respectively); αSMA expression was 0.81-fold of control, YAP1 was 0.89-fold, and FAPα expression was undetectable. Overall, the pattern suggests a more pronounced effect on activated CAFs than on NAFs.
●	Combination effects and stromal selectivity: Compared with PRP monotherapy, the addition of GAL enhanced the inhibition of selected CAF-associated functional and molecular features, although it also increased the impact on normal-associated fibroblasts. In proliferation assays PRP + GAL reduced CAF proliferation by 71%, compared with 53% with PRP alone, while inhibition in NAFs increased from a non-significant 22% with PRP to 55% with the combination. In clonogenic assays, the combination reduced colony formation by 78% in CAFs, compared with 69% with PRP alone; however, it also reduced NAF clonogenic capacity by 42%, whereas PRP largely preserved it. This additional reduction in NAF clonogenicity was significant (38.9% relative to PRP), while the additional reduction in CAFs was not significant (19.5%). Regarding migration, PRP + GAL limited wound closure in CAFs to 28% at 72 hours, compared with 35% with PRP alone, whereas NAF wound closure reached 100% under both treatment conditions. In Matrigel assays, the combination further reduced invasion in CAFs from 85% with PRP alone to 90%, while the reduction in NAF invasion increased from 19% to 32%. At the molecular level, PRP + GAL produced a slightly greater downregulation of CAF-associated genes than PRP alone, reducing COL1A1, FN1, MMP9, IL6 and CXCL12 expression to 0.40-, 0.32-, 0.29-, 0.16- and 0.32-fold of control levels, respectively, compared with 0.65-, 0.42-, 0.49-, 0.25- and 0.54-fold with PRP alone. The combination also reduced CAF activation markers αSMA and FAPα to 0.45- and 0.19-fold of control, respectively, compared with 0.46- and 0.30-fold with PRP. In NAFs, the combination reduced COL1A1, FN1, MMP9, IL6 and CXCL12 expressions to 0.63-, 0.85-, 0.56-, 0.68- and 0.80-fold of control, respectively, indicating broader effects than PRP monotherapy, for which these changes were modest and not statistically significant. Overall, PRP alone showed a more favorable stromal selectivity profile, whereas the addition of GAL enhanced suppression of several CAF-associated markers but also increased effects on NAF proliferation, clonogenicity and invasion.

The addition of galunisertib enhanced the suppression of several CAF-associated markers, including genes involved in ECM remodeling and inflammatory signaling, and further reduced selected functional endpoints, particularly tumor-cell and CAF invasion. However, these additional effects were not uniform across all assays. Importantly, GAL-containing treatment also increased the suppression of several readouts in NAFs, including proliferation and clonogenic capacity. This distinction raises an important question: whether stronger inhibition of TGF-β associated signaling necessarily produces a more favorable overall response, or whether preserving the selectivity of the stromal response may be equally important. Within the conditions tested, PRP monotherapy showed a more favorable profile in terms of differential effects on CAFs and NAFs, whereas the combination produced broader stromal suppression at the expense of some of this apparent selectivity. These findings do not establish that preserving NAF function improves clinical outcomes, but they support investigating stromal selectivity as an important parameter when evaluating future combination strategies.

In tumor cells, PRP also demonstrated activity across multiple functional and molecular endpoints in both wild-type and gemcitabine-resistant BxPC-3 models. These effects included reduced proliferation, colony-forming capacity, migration and invasion, together with changes in TGF-β/SMAD-associated signaling and EMT-related gene expression. Increased E-cadherin expression alongside reduced vimentin and Snail expression was consistent with a shift towards a more epithelial transcriptional profile, while changes in MYC, SOX2 and BAX suggested additional effects on genes associated with tumor-cell aggressiveness and apoptotic regulation. The combination with GAL enhanced selected responses, particularly invasion suppression in resistant tumor cells, although the magnitude of the additional benefit varied between models and experimental endpoints. These observations support further investigation of PRP as a potential modulator of aggressive tumor-cell phenotypes, including in a gemcitabine-resistant setting.

A central hypothesis emerging from this study is that PRP may offer a dual advantage: modulating aggressive tumor-cell characteristics while preferentially attenuating features of activated tumor-supportive stroma. TGF-β inhibition may reinforce some of these effects, but its broader impact on normal-associated fibroblasts suggests that the optimal therapeutic strategy may not simply be the one that produces the greatest overall suppression. Instead, the balance between tumor-directed activity, CAF modulation and preservation of normal stromal functions may be critical.

On November 2, 2026, the Company announced that new findings from the academic collaboration that examined tumor-cell behavior, TGF-Β/Smad signaling & stromal responses resulted in an Australian patent application filed for the combination approach on October 26, 2026. PRP represents a new approach addressing these resistance mechanisms by inducing biological effects that alter the behavior of these malignant cells, rather than using the inhibitory approach. Our unique intellectual property portfolio continues to grow and strengthen as a result and is positioning the Company for long-term future growth, which management believes will be reached as future planned R&D milestones are achieved.

Results of Operations

The following discussion should be read in conjunction with the Company’s unaudited consolidated financial statements and notes thereto included elsewhere in this Report. The results discussed below are of the Company and its wholly-owned Australian subsidiary, Propanc PTY LTD.

For the Three months ended September 30, 2026, as compared to the Three months ended September 30, 2025.

Revenue

For the three months ended September 30, 2026 and 2025, we generated no revenue because we are currently undertaking research and development activities for market approval and no sales were generated in this period.

Administration Expense

Administration expense decreased to $182,728 for the three months ended September 30, 2026 as compared to $137,341 for the three months ended September 30, 2025. This increase of approximately $45,000 is primarily attributable to the increase in travel expenses of approximately $85,000 and increase in insurance expense of approximately $6,000 offset by decrease in marketing expense of approximately $12,000 and decrease in public company expenses of approximately $34,000 primarily due to the one-time entry fee paid to Nasdaq during the prior period associated with the Company’s listing. The overall increase in administration expenses was primarily attributable to increased costs associated with the Company’s listing on the Nasdaq Capital Market, including higher regulatory and compliance costs, insurance expenses, and other public company-related expenditures.

Compensation and Related Taxes

Compensation and related taxes increased to $2,244,382 for the three months ended September 30, 2026 as compared to $110,002 for the three months ended September 30, 2025. This decrease of approximately $2,134,000 is primarily attributable to the increase in stock-based compensation expenses of approximately $2,055,000 to our officer and an employee offset by an increase in base salary of an employee during the three months ended September 30, 2026.

Professional and Consulting Expense

Professional and consulting expenses increased to $5,678,233 for the three months ended September 30, 2026 as compared to $4,351,231 for the three months ended September 30, 2025. This increase of approximately $1,327,000 is primarily attributable to the increase in stock-based consulting and stock-based legal services of approximately $921,000, increases in general consulting and investor relations expenses of approximately $306,000, increase in legal fees of approximately $49,000, increase director fees of approximately $50,000 and increase in accounting fees of approximately $1,000. The overall increase in professional and consulting expenses during the three months ended September 30, 2026 was primarily attributable to increased costs associated with the Company’s listing on the Nasdaq Capital Market, including higher consulting fees and other costs associated with the preparation and filing of registration statements.

Occupancy Expense – Relates Party

Occupancy expenses decreased to $9,523 for the three months ended September 30, 2026 as compared to $14,789 for the three months ended September 30, 2025, a minimal increase of approximately $5,000.

Research and Development Expenses

Research and development expenses increased to $457,677 for the three months ended September 30, 2026 as compared to $60,201 for the three months ended September 30, 2025, an increase in research and development expenses of approximately $397,000.

Such research and development expenses are related to the advancement of the Company’s lead asset, PRP, along with the development of pathway into clinical development stage. This includes preparation of PRP for a Phase 1b First-In-Human study in –up to 50 advanced cancer patients suffering from solid tumors. Preparatory activities include the identification and selection of a GMP manufacturer to produce the finished drug product for the upcoming study, initiation of method development and validation of a pharmacokinetics method to analyze PRP in human serum and finalization of the clinical trial synopsis as well as future forecast compound demand required for GMP manufacture for the Phase 1B study. The Company also initiated a further two-year extension of the POP1 research program for the evaluation of a senescence-modulating (i.e., anti-aging) compound using proenzyme technology to mitigate senescence and to complete experiments to further support the claims of recently filed fibrosis and cancer-related patent applications.

Interest Expense

Interest expense decreased to $18,244 for the three months ended September 30, 2026, as compared to $305,649 for the three months ended September 30, 2025. Interest expense is primarily comprised of approximately $600 of debt discount amortization and interest expense of $9,500 from accrual of interest expense related to loans payable – related parties and other financing fees for the three months ended September 30, 2026.

This decrease in interest expense during the three months ended September 30, 2026 of approximately $287,000 is primarily attributable to the decrease in amortization of debt discount of approximately $150,000, decrease in accretion of put premium of approximately $37,000, decrease in default and prepayment penalty fees of approximately $53,000 and offset by decrease of approximately $47,000 in interest expense from accrual of interest expense and other financing fee.

Change in Fair Value of Derivative Liabilities

Change in fair value of derivative liabilities decreased to $0 for the three months ended September 30, 2026 as compared to a loss of $19,706 for the three months ended September 30, 2025. The decrease for the three months period, is primarily attributable to the decrease in fair value of the principal amount of convertible notes with bifurcated embedded conversion option derivatives as a result of the repayment and conversion of all convertible debts during fiscal 2026.

Gain on Extinguishment of Debt, net

During the three months ended September 30, 2026, there was $0 gain on extinguishment of debt as compared to $195,861for the three months ended September 30, 2025. This change is primarily attributable to the decrease in fair value of the principal amount of convertible notes with bifurcated embedded conversion option derivatives as a result of the repayment and conversion of all convertible debts during fiscal 2026.

Settlement Expense

Settlement expense increased to $20,000 for the three months ended September 30, 2026 as compared to $0 for the three months ended September 30, 2025. The increase is primarily attributable to the following:

On January 23, 2026, we entered into a settlement agreement and release with an underwriter pursuant to which we agreed that, during the 360-day period following the public offering (the “Lock-up Period”), we would not, without the prior consent of the underwriter, offer or sell any securities or file any registration statement with the Commission relating to the offering of any shares. Under the terms of the settlement agreement, we paid $20,000 as settlement fee.

Foreign Currency Transaction Gain (Loss)

Foreign currency transaction gain (loss) increased to a gain of $18,573 for the three months ended September 30, 2026 as compared to $(34,699) for the three months ended September 30, 2025. The overall decrease is partially attributable to the increase in exchange rates during the three months ended September 30, 2026.

Net loss

Net loss increased to $8,588,159 for the three months ended September 30, 2026 as compared to a net loss of $4,837,738 for the three months ended September 30, 2025. The change relates to the factors discussed above.

Net loss available to common stockholders

Net loss available to common stockholders increased to $8,588,159 for the three months ended September 30, 2026 as compared to a net loss available to common stockholders of $4,837,738 for the three months ended September 30, 2025. The change relates to the factors discussed above.

Liquidity and Capital Resources

Current Financial Condition

As of September 30, 2026, we had total assets of $10,326,735, comprised primarily of cash of $258,366, GST tax receivable of $12,359, prepaid expenses – current portion of $7,674,443, other current assets of $52,926, security deposit of $2,085, operating lease ROU asset, net of $34,986, prepaid expenses – long-term of $2,287,540 and fixed assets of $4,030. As compared to June 30, 2026, we had total assets of $12,779,912, comprised primarily of cash of $832,006, GST tax receivable of $13,694, prepaid expenses – current portion of $7,661,967, other current assets of $34,923, security deposit of $2,074, operating lease ROU asset, net of $40,790, property and equipment, net of $3,915 and prepaid expenses – long-term of $4,190,543.

We had current liabilities of $3,240,023, primarily comprised of accounts payable, accrued expenses and accrued interest of $2,078,581, employee benefit liability of $770,910, loans payable – related party of $364,801, and operating lease liability of $25,731 as of September 30, 2026. As compared to June 30, 2026, $3,354,433, primarily comprised of accounts payable and accrued expenses of $2,115,097, employee benefit liability of $754,038, loans payable – related party of $460,809, and operating lease liability of $24,489.

We have funded our operations primarily through the issuance of equity and/or convertible securities for cash. The cash was used primarily for repayment of debt and payments for research and development, administration expenses, occupancy expenses, professional and consulting fees, and travel.

During the three months ended September 30, 2026 we received proceeds from exercise of Series C warrants of $2,000,000.

We have substantial capital resource requirements and have incurred significant losses since inception. As of September 30, 2026, we had $258,366 in cash. We depend upon debt and/or equity financing to fund our ongoing operations and to execute our current business plan. Such capital requirements are in excess of what we have in available cash and for which we currently have commitments. Therefore, we presently do not have enough available cash to meet our obligations over the next 12 months. If continued funding and capital resources are unavailable at reasonable terms, we may curtail our plan of operations. We will be required to obtain alternative or additional financing from financial institutions, investors or otherwise, in order to maintain and expand our existing operations. The failure by us to obtain such financing would have a material adverse effect upon our business, financial condition and results of operations, and adversely affecting our ability to complete ongoing activities in connection with our research and development programs.

Sources and Uses of Cash

	For the three months ended September 30,
	2026	2025
Net cash used in operating activities	$(1,970,250)	$(1,939,067)
Net cash used in investing activities	$-	$(2,491)
Net cash provided by financing activities	$1,404,124	$2,526,772
Effect of exchange rate changes on cash	$(7,514)	$5,435

Net Cash Flow from Operating Activities

Net cash used in operating activities was $1,970,250 for the three months ended September 30, 2026, due to our net loss of $8,588,159 offset primarily non-cash charges of amortization of debt discount of $644, total stock-based expenses of $6,726,989, addback foreign currency transaction gain of $18,573. Net changes in operating assets and liabilities totaled $97,528, which is primarily attributable to an increase in prepaid expenses and other current assets of $59,279, increase in accounts payable of $24,850, and decrease in accrued expenses and other payables of $62,127.

Net cash used in operating activities was $1,939,067 for the three months ended September 30, 2025, due to our net loss of $4,837,738 offset primarily non-cash charges of amortization of debt discount of $150,902, accretion of put premium of $37,450, non-cash interest expense of $4,906, total stock-based expenses of $3,750,853, foreign currency transaction loss of $34,699, and change in fair value of derivatives of $19,706 addback gain from extinguishment of debt of $195,862. Net changes in operating assets and liabilities totaled $907,686, which is primarily attributable to an increase in prepaid expenses of $362,329, decrease in accounts payable of $186,804, and decrease in accrued expenses and other payables of $361,479.

Net Cash Flow from Investing Activities

Net cash used in investing activities was $0 for the three months ended September 30, 2026, as compared to $2,491 for the three months ended September 30, 2025, related to purchase of equipment.

Net Cash Flow from Financing Activities

Net cash provided by financing activities for the three months ended September 30, 2026 was $1,404,124. During the three months ended September 30, 2026 we received net proceeds from exercise of Series C warrants of $2,000,000, offset by purchase of treasury shares of $499,224 and repayment of loans payable – related party of $96,652.

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

Effect of Exchange Rate

The effect of the exchange rate on cash resulted in a $7,514 negative adjustment to cash flows in the three months ended September 30, 2026 as compared to a $5,435 positive adjustment to cash flows in the three months ended September 30, 2025. The reason for the fluctuation is due to the application of currency translation rates throughout the cash flow statement, the volume of transactions within each period and the daily fluctuation in exchange rates.

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

Going Concern Qualification

We did not generate any revenue for the three months ended September 30, 2026 and 2025 and have incurred significant losses and cash used in operations, and such losses and use of cash are expected to continue. Our independent registered public accounting firm has included a “Going Concern Qualification” in their audit report for each of the fiscal years ended June 30, 2026 and 2025. In addition, we have negative working capital and convertible debt that is past maturity that we are currently negotiating with lenders in order to amend the maturity dates. The foregoing raises substantial doubt about our ability to continue as a going concern for a period of 12 months from the issue date of this report. Our ability to continue as a going concern is dependent on our ability to execute our strategy and on our ability to raise additional funds and/or to consummate a public offering. Management is currently seeking additional funds, primarily through the issuance of equity and/or debt securities for cash to operate our business. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to us. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing or cause substantial dilution for our stockholders, in case of equity and/or convertible debt financing. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. The “Going Concern Qualification” might make it substantially more difficult to raise capital.

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

At the end of the period covered by this Quarterly Report, we conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2026, the disclosure controls and procedures of our Company were not effective to ensure that the information required to be disclosed in our Exchange Act reports was recorded, processed, summarized and reported on a timely basis due to the material weaknesses in financial reporting as discussed below.

Material Weaknesses and Corrective Actions

The framework used by management in making that assessment was the criteria set forth in the document entitled “2013 Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, (“COSO”). In connection with the audits of our financial statements for the fiscal years ended June 30, 2026 and 2025, we identified certain deficiencies relating to our internal control over financial reporting that constitute a material weakness under standards established by the Public Company Accounting Oversight Board (the “PCAOB”). A material weakness is a deficiency, or a combination of deficiencies, within the meaning of PCAOB Audit Standard No. 5, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The following material weaknesses in our internal control over financial reporting continued to exist at September 30, 2026:

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

Changes in Internal Controls over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On July 24, 2026, the Company issued an aggregate of 350,000 shares of common stock to certain officers, an employee, directors and consultants for services rendered in July 2026. Those shares were valued at approximately $13.7 per share or $4,795,000, being the closing price of the stock on the date of grant.

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

Item 3. Defaults Upon Senior Securities.

As of September 30, 2026, we were in default under certain loans to related parties amounting $364,801 and accrued interest of $118,928, as of September 30, 2026, subsequent to their maturity date. We are currently in discussions with such lender to extend such maturity date. See “Note 5 and 6” to our unaudited condensed consolidated financial statements in Part I of this Quarterly Report for additional information.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which has not been previously disclosed.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14a or 15d-14(a) under the Securities Exchange Act of 1934, as amended, and adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
s101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, is formatted in Inline XBRL.

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PROPANC BIOPHARMA, INC.

Dated: November 13, 2026	By:	/s/ James Nathanielsz
	Name:	James Nathanielsz
	Title:	Chief Executive Officer,
(Principal Executive Officer)

Dated November 13, 2026	By:	/s/ Jeannine Zimmerman
	Name:	Jeannine Zimmerman
	Title:	Chief Financial Officer
(Principal Financial Officer)

